Form 10-Q
period 2023-06-30
Stepstone Private Credit Fund LLC
filed 2023-08-11
CIK 1950803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER:
814-01624

StepStone Private Credit Fund LLC
(Exact name of registrant as specified in its charter)

Delaware	92-0758580
(State of Organization)	(I.R.S. Employer Identification No.)
450 Lexington Avenue, 31st Floor
New York, NY 10017
(Address of principal executive offices)
(212)
351-6100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     Yes  ☐    No  ☒
The issuer had 5,883,030 shares of its limited liability company interests outstanding as of July 31, 2023.

STEPSTONE PRIVATE CREDIT FUND LLC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
StepStone Private Credit Fund LLC
Consolidated Statement of Assets and Liabilities
(Unaudited)

June 30, 2023
Assets
Investments at fair value (Cost $193,103,033)	$193,103,033
Cash and cash equivalents	7,566,683
Interest receivable	1,348,540
Receivable from Advisor	263,566

Total assets	$202,281,822

Liabilities
Lines of credit (net of debt issuance costs of $228,429)	$99,271,706
Payables for investments purchased	27,400,941
Interest payable	1,140,520
Acrued expenses	340,830

Total liabilities	$128,153,997

Commitments and contingencies (Note 8); Recoupments (Note 3)
Net assets
Shares, no par value, unlimited shares authorized, 2,876,101 shares issued and outstanding	$72,310,000

Total distributable earnings (loss)	1,817,825

Total net assets	$74,127,825

Total liabilities and net assets	$202,281,822

Net asset value per share	$25.77

The accompanying notes are part of these unaudited consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statement of Operations
(Unaudited)

For the Period from April 3, 2023 (commencement of operations) to June 30, 2023
Investment Income
Interest income on investments	$3,546,896

Total investment income	$3,546,896

Expenses
Interest expense	$1,603,075
Organizational costs	1,296,462
Income incentive fee	135,985
Management fee	130,692
Directors fee	50,000
Administration fee	40,824
Other expenses	303,433

Total expenses	$3,560,471
Less expense support payments by the Advisor (Note 3)	$1,560,028
Waiver for management and incentive fees (Note 3)	266,677

Net expenses	$1,733,766
Net investment income	$1,813,130

Realized and unrealized gain (loss) allocated from investments in securites of unaffiliated issuers
Net realized gain (loss) from investments in securites of unaffiliated issuers	$4,695

Net gain (loss) from investments in securites of unaffiliated issuers	$4,695

Net Increase (Decrease) in Net Assets Resulting from Operations	$1,817,825

Weighted average shares outstanding	2,183,311
Net investment income (loss) per share	$0.83
The accompanying notes are part of these unaudited consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statement of Changes in Net Assets
(Unaudited)

	Limited Liability Company Interests
	Number of Shares	Shares Transactions	Total Distibutable Earnings (Loss)	Total Net Assets
For the Period from April 3, 2023 (commencement of operations) to June 30, 2023
Balance, April 3, 2023	400	$10,000	$—	$10,000
Net investment income	—	—	1,813,130	1,813,130
Net realized gain (loss) from investments in securites of unaffiliated issuers	—	—	4,695	4,695
Issuance of Shares	2,875,701	72,300,000	—	72,300,000

Balance, June 30, 2023	2,876,101	$72,310,000	$1,817,825	$74,127,825

The accompanying notes are part of these unaudited consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statement of Cash Flows
(Unaudited)

For the Period from April 3, 2023 (commencement of operations)
to June 30, 2023
Operating activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,817,825
Adjustments to reconcile net increase (decrease) in net assets to net cash and cash equivalents provided by/(used in) operating activities:
Purchases of investments	(198,754,261)
Proceeds from sales, exits and repayments of investments	5,811,048
Accretion of original issue discount on investments	(155,125)
Net realized (gain)/loss from investments	(4,695)
Amortization of deferred financing fees	(5,571)
Changes in Assets and Liabilities:
(Increase)/decrease in interest receivable	(1,348,540)
(Increase)/decrease in receivable from Advisor	(257,995)
Increase/(decrease) in payables for investments purchased	27,400,941
Increase/(decrease) in interest payable	1,140,520
Increase/(decrease) in accrued expenses	340,830

Net cash and cash equivalents provided by/(used in) operating activities	$(164,015,023)

Financing activities
Proceeds from issuance of shares	$72,300,000
Borrowings under lines of credit	100,771,706
Repayments to lines of credit	(1,500,000)

Net cash and cash equivalents provided by/(used in) financing activities	$171,571,706

Net increase/(decrease) in cash and cash equivalents	7,556,683
Cash and cash equivalents at beginning of the period	10,000

Cash and cash equivalents at end of the period	$7,566,683

Supplemental disclosure of cash flow information
Interest paid on lines of credit	$462,555

The accompanying notes are part of these unaudited consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2023
(Unaudited)

Investments	SPV Vehicle (10)	Footnotes	Industry	Reference Rate Spread	Interest Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured
Accordion Partners Intermediate LLC Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Industrials	SOFR + 6.50%	11.77%	8/29/2029	$4,272,044	$4,208,960	$4,208,960	5.68%
Accordion Partners Intermediate LLC Third Amendment Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)(8)	Industrials	SOFR + 5.00%	0.00%	8/29/2029	—	(6,450)	(6,450)	-0.01%
Accordion Partners Intermediate LLC Third Amendment Revolving Credit	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)(8)	Industrials	SOFR + 5.00%	0.00%	8/29/2029	—	(4,300)	(4,300)	-0.01%
AIDC IntermediateCo. 2, LLC Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Industrials	SOFR + 6.40%	11.47%	7/22/2027	6,265,449	6,256,239	6,256,239	8.44%
AMEX Holding III Corp	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Industrials	SOFR + 5.50%	10.70%	3/31/2028	4,775,076	4,737,109	4,737,109	6.39%
Amex Holding III Corp Delayed Draw Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Industrials	SOFR + 5.65%	10.70%	3/31/2028	212,301	210,613	210,613	0.28%
Anderson Group Holdings, LLC Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Consumer Discretionary	SOFR + 4.93%	9.96%	12/25/2028	5,000,000	4,960,774	4,960,774	6.69%
Apex Service Partners, LLC Delayed Draw Term A Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Industrials	SOFR + 5.50%	10.53%	7/31/2025	1,258,210	1,213,611	1,213,611	1.64%
Apex Service Partners, LLC Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Industrials	SOFR + 5.50%	10.74%	7/31/2025	1,258,210	1,213,681	1,213,681	1.64%
Arch Cutting Tools Corp. Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Industrials	LIBOR + 4.75%	10.02%	4/1/2026	4,987,165	4,966,155	4,966,155	6.70%
BASYS LLC First Amendment Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Information Technology	SOFR + 4.76%	10.00%	12/9/2027	4,987,342	4,949,551	4,949,551	6.68%
BBG, Inc. Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Real Estate	SOFR + 6.76%	11.81%	1/8/2026	5,962,307	5,574,065	5,574,065	7.52%
BCI Burke Holding Corp. Closing Date Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Consumer Discretionary	SOFR + 5.76%	11.00%	12/14/2027	1,591,167	1,580,386	1,580,386	2.13%
BCM One, Inc. Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Information Technology	SOFR + 4.60%	9.47%	11/17/2027	4,986,958	4,958,620	4,958,620	6.69%
Blades Buyer, Inc. Term A Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Health Care	SOFR + 5.15%	9.89%	8/1/2025	5,000,000	4,979,619	4,979,619	6.72%
Bobcat Purchaser, LLC Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)(8)	Health Care	SOFR + 7.00%	0.00%	6/13/2030	—	(3,524)	(3,524)	0.00%
Bobcat Purchaser, LLC Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Health Care	SOFR + 6.30%	11.40%	6/17/2030	1,523,810	1,493,486	1,493,486	2.01%
By Light Professional IT Services LLC Existing Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Information Technology	SOFR + 7.07%	12.30%	5/16/2025	2,008,800	2,004,336	2,004,336	2.70%
Cedar Services Group, LLC Delayed Draw Term B Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)(8)	Information Technology	SOFR + 5.00%	0.00%	6/11/2027	—	(30,000)	(30,000)	-0.04%
Cedar Services Group, LLC Fourth Amendment Requested Incremental Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Information Technology	SOFR + 6.90%	12.15%	6/11/2027	2,000,000	1,940,000	1,940,000	2.62%
Charkit Chemical Company, LLC Term Loan A	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Materials	SOFR + 5.03%	9.92%	12/29/2026	5,000,000	4,963,112	4,963,112	6.70%
Community Care Partners, LLC Closing Date Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Health Care	SOFR + 6.11%	11.22%	6/10/2026	2,002,772	1,992,923	1,992,923	2.69%
Community Care Partners, LLC Delayed Draw Term B Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)(8)	Health Care	SOFR + 5.75%	0.00%	6/10/2026	—	(1,491)	(1,491)	0.00%
Convera International Financial S.a r.l. Incremental Term Loan	MassMutual SPV I Facility	(1)(3)(5)(6)(7)(9)	Financials	SOFR + 6.15%	11.39%	3/1/2028	3,000,000	2,934,000	2,934,000	3.96%
Cvausa Management, LLC Primary Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)(8)	Health Care	SOFR + 7.00%	0.00%	5/5/2030	—	(13,667)	(13,667)	-0.02%
Cvausa Management, LLC Secondary Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)(8)	Health Care	SOFR + 7.00%	0.00%	5/5/2030	—	(5,721)	(5,721)	-0.01%
Cvausa Management, LLC Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Health Care	SOFR + 6.50%	11.59%	5/5/2030	1,238,574	1,224,894	1,224,894	1.65%
Diverzify Intermediate LLC Second Amendment Incremental DDTL	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Industrials	SOFR + 5.25%	11.13%	5/11/2027	494,626	490,914	490,914	0.66%
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Industrials	SOFR + 6.17%	11.06%	5/11/2027	4,492,786	4,458,927	4,458,927	6.02%
Fortis Payment Systems, LLC Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Information Technology	SOFR + 5.25%	10.59%	2/13/2026	4,954,836	4,954,836	4,954,836	6.68%
Guy Chemical Company, LLC U.S. Delayed Draw Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Materials	SOFR + 4.75%	9.61%	11/9/2027	4,987,406	4,949,892	4,949,892	6.68%
Heads Up Technologies, Inc. Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Industrials	SOFR + 5.50%	10.89%	8/10/2028	4,987,437	4,944,612	4,944,612	6.67%
Home Care Assistance, LLC Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Health Care	SOFR + 5.10%	10.15%	3/30/2027	3,032,598	3,009,350	3,009,350	4.06%
Improving Holdco, Inc. Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Information Technology	SOFR + 6.75%	11.63%	7/26/2024	3,491,250	3,400,065	3,400,065	4.59%
Integrity Marketing Acquisition, LLC Amendment No. 9 Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Financials	SOFR + 6.02%	11.28%	8/27/2025	2,860,347	2,827,621	2,827,621	3.81%
KSKI Holdings 2, Inc. Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Consumer Discretionary	SOFR + 7.00%	12.24%	6/21/2030	5,000,000	4,854,500	4,854,500	6.55%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Financials	SOFR + 6.15%	11.39%	6/15/2027	286,772	274,039	274,039	0.37%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Health Care	SOFR + 6.35%	11.45%	6/10/2027	2,609,375	2,609,375	2,609,375	3.52%
OIA Acquisition, LLC Effective Date Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Health Care	SOFR + 5.35%	10.21%	10/19/2027	4,987,342	4,951,805	4,951,805	6.68%
Orion Group HoldCo, LLC Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Industrials	SOFR + 6.00%	11.50%	3/19/2027	4,472,357	4,462,493	4,462,493	6.02%
Painful Pleasures, LLC Term Loan fka Artifex	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Consumer Discretionary	SOFR + 4.80%	9.97%	8/30/2024	1,215,652	1,213,108	1,213,108	1.64%
Painful Pleasures, LLC Third Incremental Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Consumer Discretionary	SOFR + 5.00%	10.27%	8/30/2024	3,771,500	3,748,589	3,748,589	5.06%
Patriot Pickle Inc. Term Loan Sold Out 10/01/2021	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Consumer Staples	SOFR + 5.43%	10.82%	4/13/2027	4,987,296	4,971,691	4,971,691	6.71%
PVI Holdings, Inc. Last Out Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Industrials	SOFR + 5.94%	10.92%	7/18/2027	6,964,956	6,964,956	6,964,956	9.40%
R.R. Donnelley & Sons Company Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Industrials	SOFR + 7.35%	12.45%	3/9/2030	4,683,607	4,677,753	4,677,753	6.31%
RCP TCT, LLC Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Health Care	SOFR + 5.01%	10.06%	12/31/2027	4,934,271	4,897,035	4,897,035	6.61%
REE Holdings III Corp. Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Information Technology	SOFR + 5.25%	10.49%	11/4/2028	4,987,469	4,920,327	4,920,327	6.64%
Refresh Buyer, LLC Delayed Draw Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Consumer Staples	SOFR + 4.75%	9.99%	12/23/2028	4,987,437	4,948,010	4,948,010	6.67%
Sequon, LLC Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Health Care	SOFR + 6.51%	11.75%	12/29/2026	4,988,375	4,952,845	4,952,845	6.68%
Signature Brands, LLC Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Consumer Staples	SOFR + 8.00%	13.32%	5/4/2028	4,481,985	4,423,584	4,423,584	5.97%
The accompanying notes are part of these unaudited consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2023
(Unaudited)

Investments	SPV Vehicle (10)	Footnotes	Industry	Reference Rate Spread	Interest Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
SourceHOV Tax, LLC Initial Term A Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Industrials	SOFR + 5.75%	11.04%	4/6/2028	4,987,406	4,948,006	4,948,006	6.67%
Superjet Buyer, LLC Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Information Technology	SOFR + 5.75%	10.99%	12/30/2027	1,530,123	1,523,824	1,523,824	2.06%
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)(8)	Industrials	SOFR + 6.00%	0.00%	12/28/2029	—	—	—	0.00%
SureWerx Purchaser III, LLC Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Industrials	SOFR + 6.75%	11.99%	12/14/2029	2,087,485	2,067,651	2,067,651	2.79%
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Health Care	SOFR + 5.00%	10.15%	3/30/2027	1,863,363	1,850,452	1,850,452	2.50%
TheKey, LLC Tranche B-1 Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Health Care	SOFR + 5.10%	10.15%	3/30/2027	91,433	90,799	90,799	0.12%
United Air Temp, Air Conditioning And Heating, LLC Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Consumer Discretionary	SOFR + 5.65%	10.76%	1/20/2027	4,987,369	4,959,212	4,959,212	6.69%
US Fertility Enterprises, LLC Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Health Care	SOFR + 6.25%	11.75%	12/21/2027	4,987,342	4,949,590	4,949,590	6.68%
W.A. Kendall and Company, LLC Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Consumer Discretionary	SOFR + 5.00%	10.29%	4/22/2028	4,987,406	4,947,625	4,947,625	6.67%
WF Enterprises, Inc. Term Loan A	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(6)(7)	Consumer Discretionary	SOFR + 4.25%	9.59%	11/9/2027	4,987,342	4,950,588	4,950,588	6.68%

Total First Lien Senior Secured								$188,491,055	$188,491,055	254.30%

Second Lien Senior Secured
SageSure Holdings, LLC Delayed Draw Term Loan (Second Lien)	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Financials	SOFR + 5.86%	10.97%	2/14/2030	$193,916	$181,900	$181,900	0.25%
SageSure Holdings, LLC Term Loan (Second Lien )	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Financials	SOFR + 5.86%	10.97%	1/28/2028	4,473,447	4,430,078	4,430,078	5.98%

Total Second Lien Senior Secured								$4,611,978	$4,611,978	6.23%

Total Non-Controlled, Non-Affiliated Debt Investments								$193,103,033	$193,103,033	260.53%

Total Investments								$193,103,033	$193,103,033	260.53%

(1)
Investment is
non-controlled/non-affiliated
investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”). The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be
“non-controlled”
when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as
“non-affiliated”
when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(2)	Investment is U.S. domiciled and no investment represents a 5% or more interest in any outstanding class of voting security of the portfolio company.
(3)	Income-producing debt investment and pays all cash interest.
(4)	Investment is treated as a qualifying asset under Section 55(a) of the 1940 Act.
(5)	The fair value of the investment was valued using significant unobservable inputs.
(6)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par. No interest is being earned. The investment may be subject to an unused/letter of credit facility fee.

(7)
The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S
”), as well as London Interbank Offered Rate (“LIBOR” or “L
”), which reset monthly or quarterly. For each such investment, the Company has provided the spread over
SOFR and
LIBOR and the current contractual interest rate in effect at June 30, 2023. The interest rate disclosed is based on the reference rate as of the last reset date which may differ from the reference rate as of 6/30/2023. As of June 30, 2023, effective rates for 1 Month (“M”)
S, 3M S and 6M S, are 5.065%, 4.996% and 4.783%, respectively. As of June 30, 2023, effective rates for 1M
L,

3M L,
and 6M L are 4.899%, 5.193%, and 5.378% respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2023. Certain investments are subject to a
SOFR or
LIBOR floor.

(8)	Position is an unfunded delayed draw term loan with no rate setting.
(9)	Investment is domiciled in Jersey and not treated as a qualifying asset under Section 55(a) of the 1940 Act.
(10)	Designates that the investment is collateral for MassMutual SPV I Facility or BMO SPV II Credit Facility.
The accompanying notes are part of these unaudited consolidated financial statements.

StepStone Private Credit Fund LLC
Notes to Unaudited Consolidated Financial Statements
June 30, 2023
1. Organization
StepStone Private Credit Fund LLC (collectively with its consolidated subsidiaries, the “
Company
”) is a Delaware limited liability company which was formed on September 26, 2022 and operates as an externally managed, non-diversified
closed-end
management investment company that has elected to be regulated as a business development company (“
BDC
”) under the Investment Company Act of 1940, as amended (the “
1940 Act
”). In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated as a regulated investment company (a “
RIC
”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “
Code
”), and expects to maintain its qualification as a RIC annually thereafter. The liability of each member of the Company is limited to the value of capital contributed of such member in accordance with the provisions of the Company’s Limited Liability Company Agreement.
The Company seeks to achieve attractive risk-adjusted returns mainly by investing in various credit-related strategies. StepStone Group Private Debt LLC (the “
Advisor
”) serves as the Company’s external investment advisor pursuant to an investment advisory agreement with the Company (the “
Advisory Agreement
”). The Advisor is an investment advisor registered with the U.S. Securities and Exchange Commission (the “
SEC
”) under the Investment Advisers Act of 1940, as amended (the “
Advisers Act
”). The Advisor also serves as the Company’s administrator pursuant to an administration agreement (the “
Administration Agreement
”). SEI Investments Global Funds Services (the “
Sub-Administrator
”) provides certain outsourced administration and outsourced accounting services for the Company.
The Advisor has engaged StepStone Group Europe Alternative Investments Limited (“
SGEAIL
” or the “
Sub-Advisor
” and, together with the Advisor, the “
Advisors
”) to act as the Company’s
sub-advisor
pursuant to a
sub-advisory
agreement by and among the Advisor, SGEAIL, and the Company (the “
Sub-Advisory
Agreement
”), to provide certain ongoing,
non-discretionary
investment advice and services to the Advisor in regard to the Advisor’s management of the Company.
The Company is conducting a continuous private offering (the “
Private Offering
”) of up to $10,000,000,000 of its limited liability company interests (“
Shares
”) in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “
Securities Act
”), and Regulation D promulgated thereunder. In connection with the Private Offering, the Company has entered into, and expects to continue to enter into, subscription agreements with investors (each, a “
Subscription Agreement
”).
The organizational meeting of the Board of Directors (the “
Board
”) of the Company was held on January 11, 2023. On January 4, 2023, the Advisor contributed $10,000 of capital to the Company in exchange for 400 shares of the Company’s Shares. There were no operations prior to April 3, 2023 (commencement of operations).
2. Significant Accounting Policies
Basis of Accounting
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“
U.S. GAAP
”). The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“
FASB
”) Accounting Standards Codification (“
ASC
”) Topic 946,
Financial Services – Investment Companies
. These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the period presented herein. The functional and reporting currency for the Company is the U.S. dollar.
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form
10-Q
and Articles 6, 10 and 12 of Regulation
S-X.
The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Basis of Consolidation
As provided under ASC Topic 946 and Regulation
S-X,
the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company has consolidated the results of the Company’s wholly-owned subsidiaries, SPV Facility I LLC (“
SPV Facility I
”) and StepStone Great Lakes SPV Facility II LLC (“
SPV Facility II
”), both of which are bankruptcy remote special

purpose vehicles (“
SPVs
”) organized as Delaware limited liability companies. SPV Facility I and SPV Facility II were established to be utilized in connection with secured revolving credit facilities or other secured financing arrangements whereby creditors have a claim on the relevant SPV’s assets prior to those assets becoming available to the Company. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation.
Fair Value of Investments
The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820—
Fair Value Measurement
(“
ASC Topic 820
”). In accordance with ASC Topic 820, fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.
Fair Value Hierarchy
ASC Topic 820 establishes a framework for measuring fair value and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability as of the reporting date.
Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. Each investment is assigned a level based upon the observability of the inputs which are significant to the overall valuation.
The three levels of valuation inputs under ASC Topic 820 are as follows:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities as of the measurement date.

•	Level 2 – Other significant observable inputs (including quoted prices for similar assets or liabilities, interest rates, prepayment speeds, credit risk, etc.).

•	Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments at the reporting date).
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
The fair values of loan investments based upon pricing data vendors or observable market price quotations are generally categorized as Level 2 or Level 3. Loan investments priced using internal models with significant unobservable inputs are categorized as Level 3.
Valuation Process and Oversight

Investments are valued at fair value as determined in good faith by the Advisor, subject to the oversight of the Board, based on input from management and independent valuation firms that have been engaged to assist in the valuation of portfolio investments without readily available market quotations. This valuation process is conducted no less frequently than quarterly, at the end of each fiscal quarter.
Investments for which market quotations are not readily available are valued at fair value as determined in good faith pursuant to
Rule 2a-5
under the 1940 Act and ASC Topic 820. Pursuant to Rule
2a-5,
the Board has designated the Advisor as the valuation designee for the Company to perform the fair value determinations relating to the value of the Company’s investments. The Advisor may carry out its designated responsibilities as valuation designee through various teams and committees. The Advisor’s valuation policies and procedures govern the Advisor’s selection and application of methodologies for determining and calculating the fair value of Company investments.

The Board has approved the Advisor’s valuation procedures for the Company (the “Valuation Procedures”). The Board has ultimate oversight responsibility for pricing the securities held in the Company’s portfolio. Under the Valuation Procedures, the Advisor may value Company portfolio securities for which market quotations are not readily available and other Company assets utilizing inputs from pricing sources, quotation reporting systems, valuation agents and other third-party sources.
Valuation Procedures
For securities or investments that are quoted, traded or exchanged in an accessible, active market, the value of the asset is determined by multiplying the number of securities held by the quoted market price as of the measurement (or reporting) date. There is no liquidity or restriction discount regardless of ownership structure or the ability to control the sale of the asset.
Short-term debt instruments (such as commercial paper) having a remaining maturity of 60 days or less may be valued at amortized cost, so long as the amortized cost value of such short-term debt instruments is approximately the same as the fair value of the instrument as determined without the use of amortized cost valuation. These securities are categorized as Level 2 or Level 3 of the fair value hierarchy depending on the source of the base price. The amortized cost method involves valuing a security at its cost on the date of purchase and thereafter (absent unusual circumstances) assuming a constant accretion or amortization to maturity, regardless of the impact of fluctuations in general market rates of interest on the value of the instrument.
If third-party-evaluated vendor pricing is not available or not deemed to be indicative of fair value, the Advisor may elect to obtain broker quotes directly from a broker-dealer or passed through from a third-party vendor. In the event that fair value is based upon a single sourced broker quote, these securities are categorized as Level 3 of the fair value hierarchy. Broker quotes are typically received from established market participants. Although independently received, the Advisor does not have the transparency to view the underlying inputs which support the market quotation. Significant changes in the broker quote would have direct and proportional changes in the fair value of the security.
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, the Company may value such investments using a variety of valuation techniques. For debt investments, the Adviser generally uses a market interest rate yield analysis to determine fair value. To determine fair value using a yield analysis, the expected cash flows are projected based on the contractual terms of the debt security and discounted back to the measurement date based on a market yield. A market yield is determined based upon an assessment of current and expected market yields for similar investments and risk profiles. The Company considers the current contractual interest rate, the expected life and other terms of the investment relative to risk of the company and the specific investment.
Defaulted private debt/credit positions are valued using several methods including the following: discounting the expected cash flows of the investment; valuing the net assets of the company; reviewing comparable precedent transactions involving similar companies; and using a performance multiple or market-based approach. None of the assets in the consolidated financial statement have defaulted or are on non-accrual status.
For defaulted private debt/credit positions, discounted cash flow valuation uses an internal analysis based on the Advisor’s expectation of future income and expenses, capital structure, exit multiples of a security, and other unobservable inputs which may include contractual and factual loan factors, estimated future payments and credit rating. Generally, an increase in market yields or discount rates or a decrease in EBITDA multiples may result in a decrease in the fair value of certain of the Company’s investments. These securities are categorized as Level 3 of the fair value hierarchy.
In determining the estimated fair value of performing private credit/debt or debt-like securities for which there is no actively traded market, the estimate of fair value will consider such factors as the current market environment relative to that of the investment held, the tenor of maturity date of the investment, the operating performance of the issuer, the concern for maintaining any covenant levels embedded in the instrument, the ability of the issuer to call the security (and the associated redemption price), market interest rate spreads, and the general overall credit quality of the security over the life of the investment.
Each private credit investment was assigned an internal credit rating. The ratings are based on available fundamental information and used in conjunction with market inputs to create an estimate of fair value. For debt investments with higher ratings, no additional steps are taken, but assets with lower internal credit ratings are considered for additional or alternative procedures for obtaining a fair value, which will include, but are not limited to, a review of additional market inputs and performance and other relevant information on comparable assets.
Due to the inherent uncertainty of valuations, however, estimated fair values may differ from the values that would have been used had a readily available market for the securities existed and the differences could be material.
Revenue Recognition
Securities transactions are recorded as of the trade date for financial reporting purposes. Realized gains and losses from securities sold are recorded on the identified cost basis. Dividend income, if any, is recorded on the ex-dividend
date.
Interest income is recognized on an accrual basis. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or expected to pay in full. For those issuers who are in default or are expected to default, interest is not accrued and is only recognized when received or applied to principal depending upon management’s judgment. Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income using the effective interest method.

Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of June 30, 2023, no loans were on non-accrual status.
The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, administration and amendment fees, some of which are paid to the Company on an ongoing basis. These fees and any other income are recognized as earned as a component of “fee income” on the consolidated statement of operations. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, unamortized syndication fees, unamortized commitment fees and unamortized discounts are recorded as interest income, for which the Company has not earned any for the period ended June 30, 2023.
The Company may have investments that contain
payment-in-kind
(“
PIK
”) provisions. PIK income, computed at the contractual rate specified in the Company investment agreement, is added to the principal balance of the investment and collected upon repayment of the outstanding principal, and recorded as interest income on the consolidated statement of operations. The Company prospectively ceases recognition of PIK income and the associated principal balance if such amounts and balances are deemed to be doubtful of collection. For investments with PIK income, the Company calculates income accruals based on the principal balance including any PIK.
When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.
Debt Issuance Costs
Debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s borrowings. The aforementioned costs are amortized using the effective interest method over each instrument’s term. Unamortized debt issuance costs related to any notes are presented net against the outstanding lines of credit balance on the Consolidated Statements of Assets and Liabilities.
Organizational Costs
Organizational
costs are expensed as incurred and are subject to the Expense Limitation and Reimbursement Agreement, discussed below. The Company shall have no obligation to reimburse or pay the Advisor for any payments of organizational costs
made by the Advisor unless the Company has received at least $100 million in gross proceeds from the issuance and sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time, such organizational cost payments shall be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the expense cap as outlined in the Expense Limitation and Reimbursement Agreement.
Expense Limitation and Reimbursement Agreement
Refer to Note 3 in these consolidated financial statements for information regarding the Expense Limitation and Reimbursement Agreement.
Cash and Cash Equivalents
Cash and cash equivalents are unrestricted cash and short-term, highly liquid investments with original maturities of three months or less when acquired. As of June 30, 2023, cash and cash equivalents is comprised of cash at the custodian bank and a money market fund. The money market fund is categorized as Level 1 of the fair value hierarchy. As of June 30, 2023, the money market fund balance was $369,534.

Custodian balances
are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”).
Income Taxes
The
Company intends to elect to be treated as a RIC under the Code and intends each year to qualify and be eligible to be treated as such, so that it generally will not be subject to U.S. federal income tax on its net investment income or net short-term or long-term capital gains, that are distributed (or deemed distributed, as described below) to shareholders. In order to qualify and be eligible for such treatment, the Company must meet certain asset diversification tests, derive at least 90% of its gross income for such year from certain types of qualifying income, and distribute to its shareholders at least 90% of its “investment company taxable income” as that term is defined in the Code (which includes, among other things, dividends, taxable interest and the excess of any net short-term capital gains over net long-term capital losses, as reduced by certain deductible expenses).
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the period from April 3, 2023 (commencement of operations) to June 30, 2023, the Company did not incur any excise tax.
The Company’s investment strategy will potentially be limited by its intention to continue qualifying for treatment as a RIC and can limit the Company’s ability to continue qualifying as such. The tax treatment of certain of the Company’s investments under one or more of the qualification or distribution tests applicable to RICs is uncertain. An adverse determination or future guidance by the IRS or a change in law might affect the Company’s ability to qualify or be eligible for such treatment.
If, in any year, the Company were to fail to qualify for treatment as a RIC under the Code and were ineligible to or did not otherwise cure such failure, the Company would be subject to tax on its taxable income at corporate rates and, when such income is distributed, shareholders would be subject to further tax on such distributions to the extent of the Company’s current or accumulated earnings and profits.
The Company accounts for income taxes in conformity with ASC Topic 740—
Income Taxes
(“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not
threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2023.

Distributions
Income distributions and capital gain distributions are determined in accordance with income tax regulations which may differ from U.S. GAAP. Differences between tax regulations and U.S. GAAP may cause timing differences between income and capital gain recognition. Further, the character of income and capital gains may be different for U.S. federal income tax compared to U.S. GAAP. As a result, income distributions and capital gain distributions declared during a fiscal period may differ significantly from the net investment income (loss) and realized gains (losses) reported on the Company’s consolidated financial statements presented under U.S. GAAP.
Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board each quarter and is generally based upon the earnings estimated by management and considers the level of undistributed taxable income carried forward from the prior year for distribution in the current year. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such capital gains for investment.
The Company has adopted an “opt out” distribution reinvestment plan (“
DRIP
”). As a result, unless shareholders elect to “opt out” of the DRIP, shareholders will have their cash dividends or distributions automatically reinvested in additional Shares, rather than receiving cash. Shareholders who receive distributions in the form of Shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those shareholders will not receive cash with which to pay any applicable taxes.
New Accounting Pronouncement
In March 2020, the FASB issued an Accounting Standards Update (“
ASU
”), ASU
2020-04,
which provides optional guidance to account for certain contract modifications prospectively to ease the potential accounting burden associated with transitioning away from the LIBOR (as defined below) and other reference rates that are expected to be discontinued. ASU
2020-04
is effective upon release of the update on March 12, 2020 through December 31, 2022. In March 2021, the administrator for LIBOR announced the extension of the publication of a majority of the USD LIBOR settings to June 30, 2023. In December 2022, the FASB issued ASU
2022-06,
which extends the sunset date established by ASU
2020-04
from December 31, 2022 to December 31, 2024 in order to capture the time period in which the aforementioned contract modifications may occur. Management has adopted this guidance in the period from April 3, 2023 (commencement of operations) to June 30, 2023 and the ASU’s adoption did not have a material impact on the Company’s consolidated financial statements.
3. Related Party Transactions
Initial Portfolio
On April 3, 2023, shortly prior to the Company’s election to be regulated as a BDC, and in order to avoid the blind pool-aspects typically associated with the launch of a new fund, the Company commenced investment operations and, through its wholly-owned subsidiary, SPV Facility I, acquired from an affiliated fund managed by SGEAIL (the “
Seller
”), a select portfolio of first lien, senior secured private credit investments (“
Private Credit
”) in, and funding obligations to, well-established middle-market businesses that operate across a wide range of industries (the “
Initial Portfolio
”). The Company used the proceeds from the initial closing (the “
Initial Closing
”) of the Private Offering, in connection with which the Company received approximately $18.5 million of gross proceeds, along with borrowings under the MassMutual SPV I Facility, as defined below, to purchase the Initial Portfolio. SPV Facility I purchased the Initial Portfolio pursuant to the terms of a Participation and Assignment Agreement by and between SPV Facility I and the Seller (the “
Initial Portfolio Transfer Agreement
”).
The Initial Portfolio was comprised of U.S. dollar-denominated investments that the Company believes reflect attractive spreads and fundamentals as compared to the broader direct lending market and provide the Company with a sound foundation for the start of its business. The investments and unfunded obligations in the Initial Portfolio are consistent with the Company’s investment objectives and the investment requirements set forth under the 1940 Act.
The aggregate purchase price (the “Purchase Price”) for the Initial Portfolio was $37.4 million, which is equal to the sum of the fair values of each asset and unfunded commitment in the Initial Portfolio as of the time immediately prior to closing under the Initial Portfolio Transfer Agreement. For purposes of determining the Purchase Price, the assets and unfunded commitments in the Initial Portfolio were valued as of February 28, 2023 by an independent third-party valuation firm. In connection with the closing under the Initial Portfolio Transfer Agreement and the acquisition of the Initial Portfolio, the Advisor conducted certain valuation procedures to confirm whether there had been any material changes to the fair value of the investments and obligations in the Initial Portfolio since February 28, 2023 and adjusted the Purchase Price in accordance with the terms of the Initial Portfolio Transfer Agreement to reflect the fair value of the investments and obligations in the Initial Portfolio as of the time immediately prior to closing under the Initial Portfolio Transfer Agreement.

Advisory Agreement
Pursuant to the terms of the Advisory Agreement, the Advisor manages the Company’s day-to-day
operations and provides the Company with investment advisory and management services. The Advisor is a wholly-owned subsidiary of Swiss Capital Alternative Investments AG, which is a member of the StepStone Group LP (“
StepStone Group
”). StepStone Group makes certain personnel and resources available to the Advisor pursuant to the terms of a resource sharing agreement (the “
Resource Sharing Agreement
”).
Under the Advisory Agreement, the Company will pay the Advisor fees for investment management services consisting of a base management fee (the “
Base Management Fee
”) and an incentive fee (the “
Incentive Fee
”). The Advisor has voluntarily agreed to permanently waive the Base Management Fee and the Income Incentive Fee (as defined below) through September 30, 2023.

Any of the fees payable to the Advisor under the Advisory Agreement for any partial month or calendar quarter is appropriately prorated. The Advisor may agree to temporarily defer or permanently waive, in whole or in part, the Base Management Fee and/or the Incentive Fee. Prior to the payment of any fee to the Advisor, the Company will obtain written instructions from the Advisor with respect to any waiver or deferral of any portion of such fees. Any portion of a deferred fee payable to the Advisor and not paid over to the Advisor with respect to any month, calendar quarter or year shall be deferred without interest and may be paid over in any such other month prior to the termination of Advisory Agreement, as the Advisor may determine upon written notice to the Company.
The Base Management Fee is payable monthly in arrears at an annual rate of 1.00% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, commencing with the first calendar day of the first full calendar month following the date of the Company’s election to be treated as a BDC under the 1940 Act. For purposes of the Advisory Agreement, the value of the Company’s “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. All or any part of the Base Management Fee not taken as to any month will be deferred without interest and may be taken in such other month as the Advisor determines.
The Advisor has agreed to permanently waive the Base Management Fee through September 30, 2023.
The Incentive Fee consists of two components: an income-based incentive fee and a capital gains-based incentive fee, that are independent of each other, with the result that one component may be payable even if the other is not.
The first part of the Incentive Fee, referred to as the “Income Incentive Fee,” is calculated and payable quarterly in arrears based on the Company’s
“Pre-Incentive
Fee Net Investment Income” for the immediately preceding quarter. The payment of the Income Incentive Fee is subject to a quarterly hurdle rate, expressed as a rate of return on the value of the Company’s net assets at the end of the most recently completed calendar quarter, of 1.25% (5.0% annualized) (the “
Hurdle Rate
”), subject to a “catch up” feature (as described below).
For this purpose,
“Pre-Incentive
Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance) such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company (or its wholly-owned subsidiaries) receives from portfolio companies) accrued during the calendar quarter, minus the Company’s and its subsidiaries’ operating expenses for the quarter (including the Base Management Fee, expenses and fees paid to the Advisor under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee and any shareholder servicing and/or distribution fees), net of any expense waivers or expense payments by the Advisor.
Pre-Incentive
Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind
interest and
zero-coupon
securities), accrued income that the Company has not yet received in cash.
Pre-Incentive
Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
The calculation of the Income Incentive Fee for each quarter is as follows:

•	No Income Incentive Fee will be payable to the Advisor in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate;

•
100% of the dollar amount of the Company’s
Pre-Incentive
Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than or equal to 1.3514% in any calendar quarter (5.4056% annualized) will be payable to the Advisor. This portion of the Company’s Income Incentive Fee that exceeds the Hurdle Rate but is less than or equal to 1.3514% is referred to as the “catch up” and is intended to provide the Advisor with an Incentive Fee of 7.5% on all of the Company’s
Pre-Incentive
Fee Net Investment Income when the Company’s
Pre-Incentive
Fee Net Investment Income reaches 1.3514% (5.4056% annualized) on net assets in any calendar quarter; and

•
7.5% of the dollar amount of the Company’s
Pre-Incentive
Fee Net Investment Income, if any, that exceeds 1.3514% (5.4056% annualized) on net assets in any calendar quarter will be payable to the Advisor once the Hurdle Rate and catch-up
have been achieved (7.5% of the Company’s
Pre-Incentive
Fee Net Investment Income thereafter will be allocated to the Advisor).

The Advisor has voluntarily agreed to permanently waive the Income Incentive Fee through September 30, 2023.
The second part of the Incentive Fee, referred to as the “Capital Gains-Based Incentive Fee,” will be an incentive fee on capital gains and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee will equal 7.5% of the Company’s incentive fee capital gains, which will equal the Company’s realized capital gains on a cumulative basis from the effective date of the Advisory Agreement, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from effective date of the Advisory Agreement, less the aggregate amount of any previously paid Capital Gains-Based Incentive Fee.
The Capital Gains-Based Incentive Fee is subject to calculation under the Advisory Agreement and under U.S. GAAP (i.e., assuming hypothetical liquidation). The U.S. GAAP calculation is computed as realized gains and unrealized gains, net of realized and unrealized losses.

Each year, the fee paid for the Capital Gains-Based Incentive Fee is net of the aggregate amount of any previously paid Capital Gains-Based Incentive Fee for all prior periods. The Company will accrue, but will not pay, a Capital Gains-Based Incentive Fee with respect to unrealized appreciation because a Capital Gains-Based Incentive Fee would be owed to the Advisor if the Company were to sell the relevant investment and realize a capital gain.
For the period from April 3, 2023 (commencement of operations) to June 30, 2023, no Capital Gains-Based Incentive Fee was accrued.
Administration Agreement
The Advisor also serves as the Company’s administrator pursuant to the Administration Agreement and performs certain administrative, accounting and other services for the Company. In consideration of these administrative services, the Company pays the Advisor the administration fee (the “
Administration Fee
”) in an amount up to 0.30% on an annualized basis of the Company’s net assets. The Administration Fee is calculated based on the Company’s month-end
net asset value (“
NAV
”) (as of the close of business on the last calendar day of the applicable month) and is payable monthly in arrears. The Administration Fee is an expense paid out of the Company’s net assets.
For the period from April 3, 2023 (commencement of operations) to June 30, 2023, the Company incurred an Administration Fee of $40,824.
Expense Limitation and Reimbursement Agreement
The Company entered into an Expense Limitation and Reimbursement Agreement (the “
Expense Limitation Agreement
”) with the Advisor for a
one-year
term beginning on the initial closing date for subscriptions for shares and ending on the one-year
anniversary thereof (the “
Limitation Period
”). The Advisor may extend the Limitation Period for a period of one year on an annual basis. The Expense Limitation Agreement limits the amount of the Company’s aggregate monthly Other Operating Expenses (as defined below). The Advisor has agreed that it will pay, absorb or reimburse the Company’s aggregate monthly Other Operating Expenses (as defined below) on the Company’s behalf (which, for the avoidance of doubt, may include any Other Operating Expenses incurred prior to the effective date of the Advisory Agreement) (each such payment, absorption or reimbursement, a “Required Expense Payment”), such that the aggregate monthly Other Operating Expenses borne by the Company during the Limitation Period shall not exceed 1.00%, on an annualized basis, of the Company’s month-end
net assets (the “
Expense Cap
”). For any month in which the Company’s aggregate monthly Other Operating Expenses exceed the Expense Cap, the Advisor shall make a Required Expense Payment to the extent necessary to eliminate such excess. The Advisor may also directly pay expenses on behalf of the Company and waive reimbursement under the Expense Limitation Agreement. “
Other Operating Expenses
” shall include all of the Company’s operating expenses, including O&O Expenses, but shall exclude Specified Expenses (as defined below). “
O&O Expenses
” shall include all of the fees, costs, charges, expenses, liabilities and obligations incurred in relation to or in connection with the establishment of the Company, the marketing and offering of the Shares (including, among other things, legal, accounting, subscription processing and filing fees and expenses and other expenses pertaining to this offering), and the establishment, organization and creation of the operational structure of the Company and its special purpose vehicle subsidiaries, including travel, lodging, meals, entertainment, legal, accounting, regulatory compliance, fees of professional advisors, printing, postage, regulatory and tax filing fees, and other costs of establishment.
Voluntary Expense Support
. At such times as the Advisor determines, the Advisor may elect to pay or reimburse certain additional fees and expenses of the Company on the Company’s behalf, including all or any portion of a Specified Expense (each such payment or reimbursement, a “
Voluntary Expense Payment
” and, together with a Required Expense Payment, the “
Expense Payments
”); provided that no portion of a Voluntary Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. In making a Voluntary Expense Payment, the Advisor will designate, as it deems necessary or advisable, what type of expense it is paying.

If Voluntary Expense Payments are for Specified Expenses, reimbursement to the Advisor of any such portion of the Voluntary Expense Payments
would not cause the Company to exceed the 1% Expense Cap and such reimbursement may occur even if the Company is over or at the Expense Cap.
Company Obligation
. The Company shall have no obligation to reimburse or pay the Advisor for any Expense Payment unless the Company has received at least $100.0 million in gross proceeds from the sale of Shares (the “
Offering Proceeds Threshold
”), following which time, such Expense Payments shall be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the Expense Cap. Calculation of the Offering Proceeds Threshold shall exclude gross proceeds from Shares purchased by the Advisor and by the Company’s directors and officers.
Specified Expenses
. The Expense Cap applies only to the Company’s aggregate monthly Other Operating Expenses, which excludes Specified Expenses. “
Specified Expenses
” include: (i) the Base Management Fee; (ii) all fees and expenses charged by the non-affiliated
investment managers of the underlying funds and other specialty finance debt, and other investments in which the Company invests (including management fees, performance or incentive fees and redemption or withdrawal fees, however titled or structured) (the “
Acquired Fund Fees and Expenses
”); (iii) the Incentive Fee under the Advisory Agreement; (iv) transactional costs, including legal costs and brokerage commissions, associated with the acquisition and disposition of the Company’s investments; (v) interest payments incurred on borrowings by the Company or its subsidiaries; (vi) fees and expenses incurred in connection with any credit facility obtained by the Company or any of its subsidiaries, including any expenses for acquiring ratings related to the credit facilities; (vii) distribution and shareholder servicing fees, as applicable; (viii) taxes; and (ix) extraordinary expenses resulting from events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence, including, without limitation, costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or similar proceeding, indemnification expenses and expenses in connection with holding and/or soliciting proxies for all annual and other meetings of the Company’s shareholders.

Excess Expenses
. In consideration of the Advisor’s agreement, the Company agrees to carry forward the amount of any Expense Payment (“
Excess Expenses
”) for a period not to exceed three years from the end of the month in which such fees and expenses were waived, reimbursed or paid by the Advisor, and to reimburse the Advisor in the amount of such Excess Expenses as promptly as possible, on a monthly basis, even if such reimbursement occurs after the termination of the Limitation Period, provided that the waived fees, reimbursed expenses or directly paid expenses have fallen to a level below the Expense Cap and the reimbursement amount does not raise the level of waived fees, reimbursed expenses or directly paid expenses in the month the reimbursement is being made to a level that exceeds the Expense Cap applicable at that time. For the avoidance of doubt, if at the end of any fiscal year in which the Company has reimbursed the Advisor for any Excess Expenses, the Company’s waived fees, reimbursed expenses or directly paid expenses for such fiscal year exceed the Expense Cap applicable at that time, the Advisor shall promptly pay the Company an amount equal to the lesser of: (i) the amount by which the Company’s waived fees, reimbursed expenses or directly paid expenses for such fiscal year exceed the Expense Cap; and (ii) the amount of reimbursements for Excess Expenses paid by the Company to the Advisor in such fiscal year.
For the period from April 3, 2023 (commencement of operations) to June 30, 2023, the Advisor absorbed Other Operating Expenses of $263,566 and
o
rganizational
c
osts of $1,296,462 on behalf of the Company, subject to recoupment pursuant to the terms of the Expense Limitation Agreement. In addition, as of June 30, 2023 the Advisor has paid $3.7 million in costs related to the setup of the credit facilities as Voluntary Expense
Payment
, subject to recoupment pursuant to the terms of the Expense Limitation Agreement.
Other Related Party Transactions
During the period from April 3, 2023 (commencement of operations) to June 30, 2023, StepStone Private Credit Fund SP, a segregated portfolio of StepStone Private Credit Platform (Cayman) SPC, a Cayman Islands exempted company with limited liability and registered as a segregated portfolio company, who shares the same investment advisor as the Company, purchased
2,816,143
Shares from the Company in exchange for aggregate proceeds totaling $
70,800,000.
4. Borrowings
MassMutual SPV I Facility
On April 3, 2023, in connection with the acquisition of the Initial Portfolio, the Company, through SPV Facility I as borrower, entered into a Loan and Security Agreement (the “
MassMutual SPV I Facility
”) with Massachusetts Mutual Life Insurance Company (“
MassMutual
”), as the administrative agent and facility servicer, and the lenders party thereto from time to time.
Under the MassMutual SPV I Facility, the lenders have made commitments of $200.0 million. Borrowings under the MassMutual SPV I Facility will generally bear interest at a rate per annum equal to Term SOFR plus a margin of 3.25%, with a 1.0% floor on Term SOFR, and the MassMutual SPV I Facility will have an advance rate of 58% against eligible portfolio assets. The MassMutual SPV I Facility is secured by all of the assets of SPV Facility I and a pledge over 100% of the equity interest the Company holds in SPV Facility I. The MassMutual SPV I Facility requires payment of (a) a non-use
fee during the
18-month
availability period of 0.40% on the difference between the average daily outstanding balance under the facility relative to the maximum amount of commitments at such time, and (b) after the
18-month
availability period until the stated maturity date, a utilization fee equal to the positive difference, if any, in respect of any period between (i) the amount of interest that would have accrued under the MassMutual SPV I Facility if the principal outstanding thereunder were equal to 75% of the maximum commitment amount in that period, and (ii) the amount of interest that actually accrued under the MassMutual SPV I Facility for such period on the loans advanced thereunder. The Advisor paid, on the Company’s behalf, a customary upfront 1.25% commitment fee in connection with the MassMutual SPV I Facility, which amount is subject to reimbursement by us under the Expense Limitation Agreement. The MassMutual SPV I Facility matures on March 31, 2033, unless sooner terminated in accordance with its terms.
The MassMutual SPV I Facility also includes various covenants applicable to the Company, in addition to those applicable to SPV Facility I, including covenants relating to certain changes of control of the Company and SPV Facility I. The MassMutual SPV I Facility provides for events of default customary for a facility of its type, including with respect to payment defaults, breach of representations and covenants, cross default provisions, lien and judgment limitations, and bankruptcy.
As of June 30, 2023, the Company had an outstanding principal balance under the MassMutual SPV I Facility of $23,500,000. The principal value of the MassMutual SPV I Facility approximates fair value due to its variable rate and is included in Level 3 of the fair value hierarchy. For the period from April 3, 2023 (commencement of operations) to June 30, 2023, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest
rate of 8.50%. The average amount of borrowings is $22,283,708.
BMO SPV II Credit Facility
On May 1, 2023, the Company, through SPV Facility II as borrower, entered into a Loan and Security Agreement (the “
BMO Loan and Security Agreement
”) with Bank of Montreal, a Canadian chartered bank acting through its Chicago Branch (“
BMO
”), as the administrative agent, as collateral agent, and as a lender, and the other lenders party thereto from time to time, to provide SPV Facility II with a revolving credit facility (the “
BMO SPV II Credit Facility
”). As of June 30, 2023, BMO had made an initial commitment of $81.250 million under the BMO SPV II Credit Facility, with an accordion provision to permit increases to the total facility amount up to $100 million, subject to the satisfaction of certain conditions. Borrowings under the BMO SPV II Credit Facility generally bear interest at a rate per annum equal to Term SOFR plus a margin of 2.50% (subject to certain adjustments based on the weighted average spread of certain loan assets), and the BMO SPV II Credit Facility has an advance rate of 65% against eligible loan assets. The BMO SPV II Credit Facility is secured by a first priority security interest substantially all of the assets of SPV Facility II and a pledge over 100% of the Company’s equity interest in SPV Facility II.

In connection with the BMO SPV II Credit Facility, the Company and SPV Facility II have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BMO Loan and Security Agreement provides for events of default customary for a facility of its type, including with respect to payment defaults, breach of representations and covenants, cross default provisions, rendering of judgments, bankruptcy, and if a change in control of the Company occurs. The BMO SPV II Credit Facility matures on May 1, 2030, unless sooner terminated in accordance with its terms.
As of June 30, 2023, the Company had an outstanding principal balance under the BMO SPV II Credit Facility of $76,000,135. The principal value of the BMO SPV II Credit Facility approximates fair value due to its variable rate and is included in Level 3 of the fair value hierarchy. For the period from April 3, 2023 (commencement of operations) to June 30, 2023, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest
rate of 7.55%. The average amount of borrowings is $75,655,866.
For the period from April 3, 2023 (commencement of operations) to June 30, 2023, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility and the BMO SPV II Credit Facility (the “Lines of Credit”) amounted to
7.91%
and the Company’s aggregate average amount of borrowings under the Lines of Credit amounted to $
74,137,728.
5. Investments
In accordance with the provisions of the 1940 Act, the Co
mpany classifies investments by level of control. The 1940 Act class ifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be
“non-controlled”
when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as
“non-affiliated”
when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities (and is not otherwise “controlled”). Under the 1940 Act,
“non-affiliated
investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled,
non-affiliated;
non-controlled,
affiliated; and controlled investments is contained in the consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled,
non-affiliated;
non-controlled,
affiliated; or controlled investments.
Investments at fair value and cost consisted of the following as of June 30, 2023:

		% of Total		% of Total
	Cost	Investments	Fair Value	Investments	% of Net Assets
First Lien Senior Secured	$188,491,055	97.61%	$188,491,055	97.61%	254.30%
Second Lien Senior Secured	4,611,978	2.39%	4,611,978	2.39%	6.23%

Total investments	$193,103,033	100.00%	$193,103,033	100.00%	260.53%

The industry composition of investments as a percentage of total investments based on cost and fair value and as a percentage of net assets based on fair value as of June 30, 2023 was as follows:

	% of total investments	% of total investments	% of total investments
	based on cost	based on fair value	based on net assets
Industrials	28.9%	28.9%	75.3%
Consumer Discretionary	16.2%	16.2%	42.1%
Information Technology	14.8%	14.8%	38.6%
Real Estate	2.9%	2.9%	7.5%
Health Care	19.2%	19.1%	49.9%
Materials	5.1%	5.1%	13.4%
Financials	5.5%	5.5%	14.4%
Consumer Staples	7.4%	7.4%	19.3%

Total	100.0%	100.0%	260.5%

As of June 30, 2023, 98% of investments held were based in the United States within the following regions
 (based on fair value):
Northeast 37%, Southeast 20%, Midwest 20%, Southwest 16% and West 5%. The remaining 2% of investments held was based in Jersey.

6. Fair Value Measurements
The following table summarizes the fair value of the Company’s investments as of June 30, 2023:

Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Debt	$—	$—	$188,491,055	$188,491,055
Second Lien Senior Secured	—	—	4,611,978	4,611,978

Total assets	$—	$—	$193,103,033	$193,103,033

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance at 4/3/2023	Net Purchases	In-Kind Contributions	Net Sales	Accrued Discounts/ Amortized Premiums	Realized Gain/(Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Balance 6/30/2023
First Lien Senior Secured Debt	$—	$194,132,952	$—	$(5,799,321)	$152,842	$4,582	$—	$—	$—	$188,491,055
Second Lien Senior Secured	—	4,621,309	—	(11,727)	2,283	113	—			4,611,978

Total	$—	$198,754,261	$—	$(5,811,048)	$155,125	$4,695	$—	$—	$—	$193,103,033

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value
	as of	Valuation	Unobservable
	June 30, 2023	Techniques	Input	Range	Weighted Average (1)
First Lien Senior Secured Debt	$161,191,812	Yield Method	Market Yield Discount Rates	4.12%-9.90%	5.69%
First Lien Senior Secured Debt	27,299,243	Recent Transaction	Transaction Price	97-100	98.12
Second Lien Senior Secured	4,611,978	Yield Method	Market Yield Discount Rates	5.48%-6.74%	6.12%

Total Assets	$193,103,033

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
Other Assets and Liabilities
As of June 30, 2023, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
Debt Not Carried at Fair Value
Due to the recent issuance of the Lines of Credit, the Company believes cost or transaction price is an accurate proxy for what the fair value of the Lines of Credit would be.
7. Income Taxes
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The aggregate cost of investments for U.S. federal income tax purposes is not materially different than the amortized cost of investments under U.S. GAAP.
8. Commitments & Contingencies
The Advisor has agreed to pay all of the Company’s organizational and operational expenses and
, at the Advisor’s discretion,
certain of the Company’s Specified Expenses under

the Expense Limitation Agreement described above. The Company has no obligation to reimburse the Advisor for such advanced expenses until the time at which the Company receives $
100.0 million in gross proceeds from the sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time all expenses of the Company paid by the Advisor will be subject to recoupment by the Advisor. The recoupment is limited to the amount of the Expense Cap under the Expense Limitation Agreement (each as defined in
Note 3 in these consolidated financial statements), unless the recoupment payment relates to Specified Expenses. Under the Expense Limitation Agreement, the Advisor is permitted to recoup from the Company any such amounts for a period not to exceed three years from the month in which such fees and expenses were paid. As the Company had not yet received $100.0 million in gross proceeds from the sale of Shares as of the date of these consolidated financial statements, excluding Shares purchased by the Advisor and the Company’s directors and officers, no recoupments have been recorded.

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications or warranties. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.
The Company’s investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. Unfunded portfolio company commitments and funded debt investments are presented on the consolidated schedule of investments at fair value. Unrealized appreciation or depreciation, if any, is included in the consolidated statement of assets and liabilities and consolidated statement of operations.
As of June 30, 2023, the Company had the following outstanding commitments to investments:

Investments	June 30, 2023
Accordion Partners Intermediate LLC Third Amendment Delayed Draw Term Loan	$436,773
Accordion Partners Intermediate LLC Third Amendment Revolving Credit	291,182
Bobcat Purchaser, LLC Delayed Draw Term Loan	476,190
Cedar Services Group, LLC Delayed Draw Term B Loan	1,000,000
Community Care Partners, LLC Delayed Draw Term B Loan	297,901
Cvausa Management, LLC Primary Delayed Draw Term Loan	1,241,661
Cvausa Management, LLC Secondary Delayed Draw Term Loan	519,765
Integrity Marketing Acquisition, LLC Amendment No. 9 Delayed Draw Term Loan	30,890
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	1,433,858
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	2,390,625
Signature Brands, LLC Term Loan	518,016
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	430,010
SageSure Holdings, LLC Delayed Draw Term Loan (Second Lien)	1,041,211

Total unfunded commitments	$10,108,082

9. Net Assets
Distributions
The Company did not declare or pay a distribution during the period from April 3, 2023 (commencement of operations) to June 30, 2023.
Discretionary Share Repurchase Program
Beginning no later than the quarter ending December 31, 2023, and subject to market conditions and the discretion of the Board, the Company intends to commence a share repurchase program, in which the Company intends to offer to repurchase, in each quarter, up to 5% of the Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest the Company’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. In the event the amount of Shares tendered exceeds the repurchase offer amount, Shares will be repurchased on a pro rata basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule
13e-4
promulgated under the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”), and the 1940 Act. All Shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares.
Under the share repurchase program, to the extent the Company offers to repurchase Shares in any particular quarter, the Company expects to repurchase Shares using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”). If shareholders tender Shares in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Shares, the Company may repurchase such Shares subject to an “early repurchase deduction” of
2% of the aggregate NAV of the Shares repurchased (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

For the period from April 3, 2023 (commencement of operations) through June 30, 2023, the Company did not offer a Share repurchase and no Shares were repurchased.
10. Financial Highlights

For the Period from April 3, 2023 (commencement of operations) to June 30, 2023
Per share data:
Net asset value, beginning of period	$25.00
Net investment income (loss) (1)	0.83
Impact of issuance of shares (2)	(0.06)

Total from operations	0.77

Total increase (decrease) in net assets	0.77

Net asset value, end of period	$25.77

Shares outstanding, end of period	2,876,101
Total return (3)	3.10%
Ratios / supplemental data
Ratio of gross expenses to average net assets (4)(5)(6)	6.47%
Ratio of net expenses to average net assets (4)(5)(7)	3.15%
Ratio of net investment income (loss) to average net assets (4)(5)	3.29%
Net assets, end of period	$74,127,825
Weighted average shares outstanding	2,183,311
Portfolio turnover rate (8)	10.70%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.

(2)	Impact of issuance of shares in this caption are balancing amounts necessary to reconcile the change in NAV per share for the period.
(3)
Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period. Total return is for the period indicated and has not been annualized.

(4)	Ratios have not been annualized.

(5)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.

(6)	Ratio of gross expenses to average net assets is computed using expenses before waivers and expense support payments, if applicable.

(7)	Ratio of net expenses to average net assets is computed using total expenses net of waivers and expense support payments, if applicable.

(8)	Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported and has not been annualized.

11. Subsequent Events
The Company’s management has evaluated events subsequent to June 30, 2023 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.
On July 3, 2023, the Company, through SPV Facility II, entered into an amendment (the “
First Amendment
”) to the BMO Loan and Security Agreement among the Company, as the fund and as the manager, SPV Facility II, as the borrower, and BMO, as a lender and as administrative agent and collateral agent. The First Amendment provides for, among other things, (1) a funded amount from the lenders of $100,750,000 as of the amendment effective date and (2) an increase in the maximum total commitments of the lenders under the accordion provision in the BMO Loan and Security Agreement to $125,000,000, in each case, subject to the satisfaction of certain conditions.
As of July 3, 2023, the Company sold 3,006,929.52
Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of approximately $
77.5
million. This brings the gross proceeds received from the sale of Shares to greater than $100.0 million which results in Expense Payments being subject to recoupment by the Advisor subject to the terms of the Expense Limitation Agreement.
On August 3, 2023, the Board declared a distribution on Shares equal to an aggregate amount up to the Company’s (i) taxable earnings, including net investment income (if positive) and (ii) capital gains, for the period April 3, 2023 (commencement of operations) through September 30, 2023, which is payable on November 1, 2023 to stockholders of record as of September 29, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors. These forward-looking statements (including those relating to current and future market conditions and trends in respect thereof) are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our and the Advisor’s beliefs and opinions and our and the Advisor’s assumptions. We are externally managed the Advisor, a registered investment adviser under the Advisers Act, which is affiliated with StepStone Group. For the avoidance of doubt, we are not a subsidiary of or consolidated with StepStone Group. Furthermore, StepStone Group does not have any obligation, contractual or otherwise, to financially support us. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

The information contained in this section should be read in conjunction with “Item 1. Unaudited Consolidated Financial Statements” in this Report. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that the Company’s plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or the Company’s future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part II, Item 1A of this Report and elsewhere in this Report. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. The Company does not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements:

•	the Company’s future operating results;

•	conditions affecting the financial and capital markets, including with respect to changes from the impact of a global pandemic, including the COVID-19 pandemic;

•	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

•	actual and potential conflicts of interest with the Advisor and its affiliates;

•	interest rate volatility, including volatility associated with the decommissioning of the London Interbank Offered Rate (“LIBOR”) and the transition to new reference rates;

•	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;

•	the impact of increased competition;

•	the Company’s contractual arrangements and relationships with third parties;

•	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

•	the ability of the Company’s portfolio companies to achieve their objectives;

•	the relative and absolute performance of the Advisors;

•	the ability of the Advisors and their affiliates to attract and retain talented professionals;

•	the Company’s use of borrowings and expected financings to fund investments;

•	the adequacy of the Company’s financing sources and working capital;

•	the timing and amount of cash flows, if any, from the operations of the Company’s portfolio companies;

•	the ability of the Advisors to locate suitable investments for the Company, to monitor and administer the Company’s investments and to implement plans to achieve the Company’s investment objectives;

•	the Company’s ability to pay dividends or make distributions;

•	the risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;

•	the impact of future acquisitions and divestitures;

•	the Company’s ability to qualify and maintain our qualification as a RIC under the Code; and

•	future changes in laws or regulations, including tax laws and regulations and interpretations thereof, and conditions in the Company’s operating areas.

Investors are advised to consult any additional disclosures that the Company makes directly to investors or through reports that the Company has filed or will file with the SEC, including Amendment No. 2 to our registration statement on Form 10, filled with the SEC on May 23, 2023 (the “Form 10”) and amendments thereto, and our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The Company is not able to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act and Section 21E of the Exchange Act.

Overview

The Company is a non-diversified, externally managed closed-end management investment company that was organized to achieve attractive risk-adjusted returns mainly by investing in various credit-related strategies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a RIC under the Code.

We are a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares are intended to be sold by the BDC monthly on a continuous basis at a price generally equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their shares on a quarterly basis at NAV, but we are not obligated to offer to repurchase any Shares in any particular quarter. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our Limited Liability Company Agreement (as amended, restated, and otherwise modified from time to time, the “Limited Liability Company Agreement”) or otherwise to effect a liquidity event at any time.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation, mainly by investing in various credit-related strategies. The Company intends to primarily use a “multi-lender” approach to achieve its investment objectives, whereby the Advisor utilizes a variety of non-bank or corporate lenders (“Lending Sources”) to source investment opportunities for the Company. There can be no assurance that the Company will achieve its investment objectives.

Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in Private Credit, primarily through our lending strategy and underlying funds strategy, each as discussed more fully in our Form 10. Except as otherwise disclosed in the Form 10, we may modify or waive our investment objectives and any of our investment policies, restrictions, strategies, and techniques without prior notice and without shareholder approval. However, absent requisite shareholder approval under the 1940 Act, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. If we change our 80% Private Credit test, we will provide shareholders with at least 60 days; advance notice of such change.

The Advisor expects that the direct loans to which we will have exposure will generally be made to middle-market companies, which we define as companies with an annual EBITDA of approximately $10 million to $100 million. The loans in which we expect to invest will generally pay floating interest rates based on a variable base rate. The secured debt (including first lien senior secured, unitranche and second lien debt) in which we will invest generally have stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that we may make will generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments. We expect most of our debt investments will be unrated. Our debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB” by Standard & Poor’s Ratings Services). We expect that our unrated debt investments will generally have credit quality consistent with below investment grade securities.

The Company generates revenues primarily in the form of interest income from debt investments it holds. In addition, the Company generates income from dividends or distributions of income on any direct equity investments, capital gains on the sale of loans and equity securities and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.

As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, likely may limit the Company’s ability to make investments or enter into other transactions alongside other clients. The Advisor intends to apply for an exemptive order from the SEC that will permit the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Advisor and certain funds managed and controlled by the Advisor and its affiliates, subject to certain terms and conditions. There is no assurance that the co-investment exemptive order will be granted by the SEC.

Please refer to the Form 10 for more information on the Company and its investment objectives and strategy.

We are externally managed by the Advisor, which manages our day-to-day operations and provides us with investment advisory and administrative services pursuant to the terms of the Advisory Agreement and the Administration Agreement. The Advisor is registered as investment adviser with the SEC under the Advisers Act. We are not a subsidiary of, or consolidated with, the Advisor. The Advisor oversees (subject to the oversight of the Board) the management of our operations and is responsible for making investment decisions with respect to our portfolio pursuant to the terms of the Advisory Agreement. Under the Advisory Agreement, we have agreed to pay the Advisor an annual management fee as well as an incentive fee based on our investment performance.

The Advisor has also entered into the Resource Sharing Agreement with StepStone Group, under which certain designated employees of StepStone Group will provide services, including investment advisory, portfolio management and other services, to the Advisor. The Resource Sharing Agreement (i) provides the Company with access to deal flow generated by StepStone Group in the ordinary course of its business; and (ii) provides the Advisor with access to StepStone Group’s investment professionals and non-investment employees. The Advisor is responsible for determining if the Company will participate in deal flow generated by StepStone Group. StepStone Group will also make available its premises, facilities and systems to the Advisor in order for the Advisor to conduct its daily operations. In return for personnel provided and services rendered under the Resource Sharing Agreement, the Advisor will pay StepStone Group on a cost-plus basis.

By virtue of the Resource Sharing Agreement, our Advisor is served by experienced investment professionals within StepStone Group, including the members of the Investment Committee, which has primary responsibility for portfolio management regarding the Company’s investment portfolio.

The Advisor also serves as the Company’s administrator pursuant to the Administration Agreement and performs certain administrative, accounting and other services for the Company. In consideration of these administrative services, the Company pays the Advisor the Administration Fee in an amount up to 0.30% on an annualized basis of the Company’s net assets. The Administration Fee is calculated based on the Company’s month-end NAV (as of the close of business on the last calendar day of the applicable month) and payable monthly in arrears. The Administration Fee is an expense paid out of the Company’s net assets. The Advisor may delegate or sub-contract certain of its services under the Administration Agreement to other entities, including a sub-administrator, and has done so as described below.

From the proceeds of the Administration Fee, the Advisor pays the Sub-Administrator a sub-administration fee to provide certain outsourced administration and outsourced accounting services for the Company.

The Advisor has engaged SGEAIL to act as our sub-advisor pursuant to the Sub-Advisory Agreement to provide certain ongoing, non-discretionary investment advice and services to the Advisor in regard to the Advisor’s management of the Company. Under the Sub-Advisory Agreement, SGEAIL is responsible for providing certain ongoing investment advice and services to the Advisor in respect of the Company’s investments.

Private Offering

We are conducting the continuous Private Offering of Shares in reliance on the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, in connection with which we have entered into, and expect to continue to enter into, Subscription Agreements with investors. Investors whose subscriptions for Shares are accepted by the Company will be admitted as members of the Company following payment of their capital contribution to the Company, pursuant to the terms of the Limited Liability Company Agreement. The Initial Closing of the Private Offering occurred on April 3, 2023, in connection with which we sold 741,800 Shares in exchange for gross proceeds of $18.5 million. We used the proceeds from the Initial Closing, along with borrowings under the MassMutual SPV I Facility, to purchase the Initial Portfolio on April 3, 2023, shortly prior to our election to be regulated as a BDC. As of June 30, 2023, we had sold an aggregate of 2,876,101 Shares in the Private Offering for total consideration of approximately $72.3 million.

In connection with the Private Offering, we intend to hold monthly closings in connection with which we will issue Shares to investors for immediate cash investment; provided that we retain the right, if determined by us in our sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by us, more or less frequently to one or more investors for regulatory, tax or other reasons as we may determine to be appropriate. We reserve the right to conduct additional offerings of securities in the future in addition to this Private Offering. Each prospective investor in the Private Offering will be required to represent that it (i) is an “accredited investor” as defined in Rule 501(a) of Regulation D under the Securities Act and (ii) is acquiring the Shares purchased by it for investment and not with a view to resale or distribution.

We are initially offering to sell one class of Shares and may offer additional classes of Shares in the future. We and our investment adviser may apply for exemptive relief from the SEC that, if granted, will permit us to issue multiple classes of shares of Shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date in our discretion (the “Multi-Class Exemptive Relief”). The SEC has not yet granted the Multi-Class Exemptive Relief, and there is no assurance that the relief will be granted.

Initial Portfolio Acquisition

On April 3, 2023, shortly prior to our election to be regulated as a BDC, and in order to avoid the blind pool-aspects typically associated with the launch of a new fund, we, through our wholly-owned subsidiary, SPV Facility I, acquired the Initial Portfolio from the Seller, which comprised of a select portfolio of first lien, senior secured Private Credit investments in, and funding obligations to, well-established middle-market businesses that operate across a wide range of industries. We used the proceeds from the Initial Closing, in connection with which we received approximately $18.5 million of gross proceeds, along with borrowings under the MassMutual SPV I Facility, to purchase the Initial Portfolio. SPV Facility I purchased the Initial Portfolio pursuant to the terms of the Initial Portfolio Transfer Agreement.

The Initial Portfolio was comprised of U.S. dollar-denominated investments that we believe reflect attractive spreads and fundamentals as compared to the broader direct lending market and provide us with a sound foundation for the start of our business. The investments and unfunded obligations in the Initial Portfolio are consistent with our investment objectives and the investment requirements set forth under the 1940 Act.

The aggregate Purchase Price for the Initial Portfolio was $37.4 million, which is equal to the sum of the fair values of each asset and unfunded commitment in the Initial Portfolio as of the time immediately prior to closing under the Initial Portfolio Transfer Agreement. For purposes of determining the Purchase Price, the assets and unfunded commitments in the Initial Portfolio were valued as of February 28, 2023 by an independent third-party valuation firm. In connection with the closing under the Initial Portfolio Transfer Agreement and the acquisition of the Initial Portfolio, the Advisor conducted certain valuation procedures to confirm whether there had been any material changes to the fair value of the investments and obligations in the Initial Portfolio since February 28, 2023 and adjusted the Purchase Price in accordance with the terms of the Initial Portfolio Transfer Agreement to reflect the fair value of the investments and obligations in the Initial Portfolio as of the time immediately prior to closing under the Initial Portfolio Transfer Agreement.

Key Components of Our Results of Operations

Investments

The Company’s level of investment activity can, does, and will vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments the Company makes.

Revenue

The Company generates revenue primarily in the form of interest income on debt investments it holds. In addition, the Company generates income from dividends or distributions of income on any direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. The secured debt (including first lien senior secured, unitranche and second lien debt) in which the Company invests generally has stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that the Company may make will generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. The Company’s debt investments typically bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is paid quarterly. In some instances, the Company receives payments on its debt investments based on scheduled amortization of the outstanding balances. In addition, the Company may receive repayments of some of its debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. The Company’s portfolio activity also reflects the proceeds of sales of securities. The Company may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.

Expenses

The Advisor bears all of its own costs incurred in providing investment advisory services to the Company. As described below, however, the Company bears all other expenses related to its investment program. The Advisor provides or arranges for certain administrative services to be provided to the Company. Among those services are: providing office space, adequate personnel, and communications and other facilities necessary for administration of the Company, performing certain administrative functions to support the Company and its service providers, supporting the Board and providing it with information, providing accounting and legal services in support of the Company, compliance testing services (not including any compliance services performed by an outsourced CCO) analyzing the value of the Company’s assets, and reviewing and arranging for payment of the Company’s expenses and other support services. Such administrative services are included in the Administration Fee. In addition to the services above, the Advisor is responsible for overseeing the Sub-Administrator.

The Company’s primary operating expenses include the payment of: (i) investment advisory fees to the Advisor pursuant to the Advisory Agreement (unless waived); (ii) the Administration Fee to the Advisor in performing its administrative obligations under the Administration Agreement; and (iii) and other expenses necessary for its operations, including the below:

•

all expenses related to its investment program, including, but not limited to, expenses borne indirectly through the Company’s investments in the underlying assets, including any fees and expenses charged by the investment managers or general partners of the underlying funds (including management fees, performance or incentive fees and redemption or withdrawal fees, however titled or structured), all costs and expenses directly related to due diligence of portfolio transactions for the Company such as direct and indirect expenses associated with the Company’s investments (whether or not consummated), and enforcing the Company’s rights in respect of such investments, transfer taxes and premiums, taxes withheld on non-U.S. dividends, fees for data and software providers, research expenses, professional fees (including, without limitation, the fees and expenses of consultants, attorneys and experts) and, if applicable, brokerage commissions, origination or similar fees on investments sourced through Lending Sources or underlying funds, interest and commitment fees on loans and debit balances, borrowing charges on securities sold short, dividends on securities sold but not yet purchased and margin fees;

•

attorneys’ fees and disbursements associated with preparing and updating the Company’s registration statement on Form 10 and other regulatory filings, and with reviewing potential investments to be made and executing the Company’s investments;

•

attorneys’ fees and disbursements associated with preparing and filing exemptive applications with the SEC in respect of certain co-investment transactions and the ability to offer multiple classes of shares;

•

fees and disbursements of all accountants or auditors engaged by the Company, expenses related to the annual audit of the Company, expenses related to the financial statements of the Company and expenses related to the preparation, review, approval and filing of the Company’s tax information;

•	recordkeeping, custody and transfer agency fees and expenses;

•	the costs of errors and omissions/directors’ and officers’ liability insurance and a fidelity bond;

•	the Base Management Fee and the Administration Fee;

•	the Incentive Fee;

•	fees paid to third-party consultants or service providers relating to the Company’s establishment or operations and fees paid to third-party providers for due diligence and valuation services;

•	the costs of preparing and mailing reports and other communications, including proxy, tender offer correspondence, annual reports or similar materials, to shareholders;

•	fees of directors who are not “interested persons” and travel and administrative expenses of directors who are not “interested persons” relating to meetings of the Board and committees thereof;

•

costs and charges related to electronic platforms through which investors may access, complete and submit subscription and other fund documents or otherwise facilitate activity with respect to their investment in the Company;

•	all costs and charges for equipment or services used in communicating information regarding the Company’s transactions among the Advisor and any custodian or other agent engaged by the Company;

•	any extraordinary expenses (as defined below), including indemnification expenses as provided for in the Company’s organizational documents;

•

the allocable portion of cost, including the rent and overhead, of our Chief Compliance Officer and their administrative support staff, including costs of any outsourced third-party Chief Compliance Officer; and

•

other expenses not explicitly borne by the Advisor associated with the investment operations of the Company and its subsidiaries; and all reasonable costs and expenses incurred in connection with the formation and organization of, and offering and sale of Shares in, the Company, as determined by the Advisor, including all out-of-pocket legal, accounting, registration and filing fees and expenses will be borne by the Company. The Company will also bear certain administrative costs.

We reimburse the Advisor, subject to the Expense Limitation Agreement, for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement and Advisory Agreement or otherwise. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Portfolio and Investment Activity

As of June 30, 2023, the Company had 62 investments in 47 portfolio companies across 8 industries. Based on fair value as of June 30, 2023, 100% of the Company’s debt portfolio was invested in debt bearing a floating interest rate. The weighted average interest rate across the Company’s portfolio investments was approximately 10.8% as of June 30, 2023.

Portfolio Asset Quality

We utilize an internally developed investment rating system to rate the performance of each portfolio company and to monitor our expected level of returns on each of our investments in relation to our expectations for the portfolio company. The investment rating system takes into consideration various factors, including each investment’s expected level of returns, the collectability of our debt investments and the ability to receive a return of the invested capital in our equity investments, comparisons to competitors and other industry participants, the portfolio company’s future outlook and other factors that are deemed to be significant to the portfolio company.

As of June 30, 2023, our investment portfolio had no investments on non-accrual status.

The operating results of our portfolio companies are impacted by changes in the broader fundamentals of the United States economy. In periods during which the United States economy contracts, it is likely that the financial results of small to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements, to an increase in defaults on our debt investments or in realized losses on our investments and to difficulty in maintaining historical dividend payment rates and unrealized appreciation on our equity investments. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by future economic cycles or other conditions, which could also have a negative impact on our future results.

Consolidated Results of Operations

The Company was formed on September 26, 2022 and commenced investment operations on April 3, 2023. The following table represents our operating results for the period from April 3, 2023 (commencement of operations) to June 30, 2023:

For the Period from April 3, 2023 (commencement of
operations) to June 30, 2023
Total investment income	$3,546,896
Less: Net expenses	(1,733,766)

Net investment income (loss)	1,813,130

Net realized gain (loss)	4,695

Net increase (decrease) in Net Assets resulting from operations	$1,817,825

Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

For the Period from April 3, 2023 (commencement of
operations) to June 30, 2023
Investment income:
Interest income	$3,546,896

Total Investment Income	$3,546,896

For the period from April 3, 2023 (commencement of operations) to June 30, 2023, total investment income was driven by the Company’s deployment of capital and increasing invested balance of investments. The size of the Company’s investment portfolio at fair value was $193.1 million as of June 30, 2023 and, as of such date, all of the Company’s debt investments were income-producing.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2023, all of the Company’s debt investments were performing and current on their interest payments.

Expenses

Expenses were as follows:

For the Period from April 3, 2023 (commencement of
Expenses	operations) to June 30, 2023
Interest expense	$1,603,075
Organizational costs	1,296,462
Income incentive fee	135,985
Management fee	130,692
Interest expense	50,000
Administration fee	40,824
Other expenses	303,433

Total expenses	$3,560,471

Less expense support payments by the Advisor	1,560,028
Waiver for management and incentive fees	266,677

Net expenses	$1,733,766

Other expenses include valuation, insurance, filing, research, subscriptions, professional fees and other costs. Organization costs include all of the fees, costs, charges, expenses, liabilities and obligations incurred in relation to or in connection with the establishment of the Company, the marketing and offering of the Shares (including, among other things, legal, accounting, subscription processing and filing fees and expenses and other expenses pertaining to this offering), and the establishment, organization and creation of the operational structure of the Company and its special purpose vehicle subsidiaries, including travel, lodging, meals, entertainment, legal, accounting, regulatory compliance, fees of professional advisors, printing, postage, regulatory and tax filing fees, and other costs of establishment.

Waivers include organizational costs, income incentive fee, management fee and other operating expenses.

Income Taxes, Including Excise Taxes

The Company intends to elect to be treated as a RIC under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to the Company’s shareholders in each taxable year generally at least 90% of the sum of (i) its investment company taxable income for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income. To maintain the Company’s tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to its shareholders, which generally relieve the Company from corporate-level U.S. federal income taxes.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the period from April 3, 2023 (commencement of operations) to June 30, 2023, we did not incur any excise tax.

Financial Condition, Liquidity and Capital Resources

The Company generates cash from the net proceeds from the Private Offering and from cash flows from interest and fees earned from its investments and principal repayments and proceeds from sales of its investments. The Company also funds a portion of its investments through borrowings from banks and issuances of senior securities, and intends to continue to do so during times prior to when the Company has fully invested the proceeds of any closing on Shares in the Private Offering. The Company’s primary use of cash will be to make investments in portfolio companies, payments of Company expenses, payment of cash distributions to shareholders and repurchases of Shares under the Company’s discretionary share repurchase program.

We believe that our available borrowing capacity under the MassMutual SPV I Facility and the BMO SPV II Credit Facility and our anticipated cash flows from the net proceeds from the Private Offering and from cash flows from interest and fees earned from its investments and principal repayments and proceeds from sales of its investments, will be adequate to meet our cash needs for our daily operations, including to fund our unfunded commitment obligations.

Cash Flows

As of June 30, 2023 we had $7.6 million in cash. During the period from April 3, 2023 (commencement of operations) to June 30, 2023, we used $164.0 million in cash for operating activities, primarily as a result of funding of portfolio investments of $198.8 million, partially offset by repayment of portfolio investments of $5.8 million, and other operating activities of $29.0 million. Cash provided by financing activities was $171.6 million during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $72.3 million and borrowings of $100.8 million, partially offset by repayments of borrowings of $1.5 million.

Financing Transactions

The Company intends to utilize leverage (including through the establishment of wholly-owned financing subsidiaries), to finance its investments and operations. The amount of leverage that the Company employs will be subject to the restrictions of the 1940 Act and the supervision of the Board. At the time of any proposed borrowing, the amount of leverage the Company employs will also depend on the Advisor’s assessment of market and other factors.

The Company is subject to limitations on leverage applicable to BDCs under the 1940 Act. As a BDC, with certain limited exceptions, the Company is only permitted to borrow amounts such that the Company’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2023, our asset coverage ratio, as defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, was 174.0%.

The Company intends to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt, and may form one or more wholly-owned financing subsidiaries in the future in connection therewith. The Company may also use leverage in the form of the issuance of preferred shares, but does not currently intend to do so, or by using reverse repurchase agreements or similar transactions and derivatives. The Company may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

In determining whether to borrow money or issue debt on behalf of the Company, the Advisor will analyze, as applicable, the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to the Company’s investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company.

On April 3, 2023, in connection with the acquisition of the Initial Portfolio, the Company, through SPV Facility I as borrower, entered into the MassMutual SPV I Facility with MassMutual, as the administrative agent and facility servicer, and the lenders party thereto from time to time. Under the MassMutual SPV I Facility, the lenders have made commitments of $200.0 million. The MassMutual SPV I Facility is secured by all of the assets of SPV Facility I and a pledge over 100% of the equity interest the Company holds in SPV Facility I. See “Note 4. Borrowings” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information.

On May 1, 2023, the Company, through SPV Facility II as borrower, entered into the BMO Loan and Security Agreement with BMO to provide SPV Facility II with the BMO SPV II Credit Facility. As of June 30, 2023 BMO had made an initial commitment of $81.25 million under the BMO SPV II Credit Facility, with an accordion provision to permit increases to the total facility amount up to $100 million, subject to the satisfaction of certain conditions. The BMO SPV II Credit Facility is secured by a first priority security interest substantially all of the assets of SPV Facility II and a pledge over 100% of our equity interest in SPV Facility II. See “Note 4. Borrowings” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information.

Subsequent to June 30, 2023, the Company amended the BMO Loan and Security Agreement, which increased the funded amount from the lenders under the BMO Loan and Security Agreement to $100,750,000 as of the amendment effective date and increased the maximum total commitments of the lenders under the accordion provision in the BMO Loan and Security Agreement to $125,000,000, in each case, subject to the satisfaction of certain conditions. See “– Recent Developments” below for more information.

As of June 30, 2023, the Company had outstanding borrowings of $99,500,135.

The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Distributions and Distribution Reinvestment

There were no distributions declared or paid during the period from April 3, 2023 (commencement of operations) through June 30, 2023.

We expect to pay regular quarterly distributions commencing with the quarter ending September 30, 2023. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our investment company taxable income.

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund distributions from cash flow from operations, we have not established limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Private Offering will result in us having less funds available to acquire investments. As a result, the return investors realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute investors’ interest in us on a percentage basis and may impact the value of their investment especially if we sell these securities at prices less than the price an investor paid for their Shares. We believe the likelihood that we pay distributions from sources other than cash flow from operations will be higher in the early stages of the offering.

We have not established limits on the amount of funds we may use from any available sources to make distributions. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. The Advisor and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

Consistent with the Code, shareholders will be notified of the source of our distributions. Our distributions may exceed our earnings and profits, especially during the period before we have substantially invested the proceeds from the Private Offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. The tax basis of Shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of Shares.

For a period of time following commencement of the Private Offering, which time period may be significant, we expect substantial portions of our distributions may be funded indirectly through the reimbursement of certain expenses by the Advisor and its affiliates, including through the waiver of certain investment advisory fees by the Advisor, that are subject to conditional reimbursement by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Advisor or its affiliates continues to advance such expenses or waive such fees. Our future reimbursement of amounts advanced or waived by the Advisor and its affiliates will reduce the distributions that you would otherwise receive in the future. Other than as set forth in this Registration Statement, the Advisor and its affiliates have no obligation to advance expenses or waive advisory fees.

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash dividend or other distribution. Shares will be issued pursuant to the distribution reinvestment plan at their NAV per Share for such Shares at the time the distribution is payable. There is no sales load or other charge for reinvestment, but shareholder servicing fees and distribution fees will be charged where applicable. The Company may terminate the distribution reinvestment plan at any time upon 30 days’ notice to shareholders. Any expenses of the distribution reinvestment plan will be borne by the Company. The reinvestment of dividends and distributions pursuant to the distribution reinvestment plan will increase the Company’s assets on which the Base Management Fee is payable to the Advisor.

Generally, for U.S. federal income tax purposes, shareholders receiving Shares under the distribution reinvestment plan will be treated as having received a distribution equal to the amount payable to them in cash as a distribution had the shareholder not participated in the distribution reinvestment plan.

Discretionary Share Repurchase Program

We do not intend to list our Shares on a securities exchange and we do not expect there to be a public market for our shares. As a result, if you purchase our Shares, your ability to sell your shares will be limited.

Beginning no later than the quarter ending December 31, 2023, and subject to market conditions and the discretion of the Board, we intend to commence a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares.

Under the share repurchase program, to the extent we offer to repurchase Shares in any particular quarter, we expect to repurchase Shares using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”). Shareholders should keep in mind that if they tender Shares in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Shares, the Company may repurchase such Shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Shares repurchased (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

You may tender all of the Shares that you own. In the event the amount of Shares tendered exceeds the repurchase offer amount, Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We will have no obligation to repurchase Shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.

Repurchases of Shares from shareholders by the Company will be paid in cash within 65 days of the expiration of the applicable tender offer, after the determination of the relevant NAV per share is finalized. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of Shares from shareholders by the applicable repurchase offer deadline. The Company does not intend to impose any charges in connection with repurchases of Shares other than as stated above.

We did not repurchase any Shares during the period from April 3, 2023 (commencement of operations) through June 30, 2023.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Management will utilize available information, which includes our history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our consolidated financial statements.

Critical accounting estimates are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We will evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified the valuation of portfolio investments, specifically the valuation of Level 3 investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. We have also identified revenue recognition as a critical accounting estimate. See “Note 2. Significant Accounting Policies” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information regarding the Company’s most significant accounting policies, including those relating to the valuation of its investment portfolio and revenue recognition. These significant accounting policies should be read in conjunction with the Company’s consolidated financial statements in “Item 1. Unaudited Consolidated Financial Statements” of Part I of this Report, “Item 1A. Risk Factors” in Part II of this Report, and “Item 1A. Risk Factors” in the Form 10.

As of June 30, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 260.5% of our total net assets.

Contractual Obligations and Other Liquidity Considerations

We have entered into certain contracts under which we may have material future commitments. We have entered into each of the Advisory Agreement and the Administration Agreement with the Advisor to provide us with investment advisory services and administrative services. Payments for investment advisory services under the Advisory Agreement and payment of the Administration Fee under the Administration Agreement are described in “Note 3. Related Party Transactions” in “Item 1. Unaudited Consolidated Financial Statements” in this Report.

We are also party to the Sub-Advisory Agreement, under which the Advisor has engaged SGEAIL to provide certain ongoing, non-discretionary investment advice and services to the Advisor in regard to the Advisor’s management of the Company, in exchange for which the Sub-Advisor will receive from the Advisor 20% of the Base Management Fee and Incentive Fee payable to the Advisor by the Company.

In addition, we have entered into the Expense Limitation Agreement with the Advisor for a one-year term, the Limitation Period, which may be extended for a period of one year on an annual basis. Under the Expense Limitation Agreement, the Company has no obligation to reimburse or pay the Advisor for any Expense Payment unless the Company has reached the $100 million Offering Proceeds

Threshold, following which time, any Expense Payments will be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the Expense Cap. Calculation of the Offering Proceeds Threshold excludes gross proceeds from Shares purchased by the Advisor and by the Company’s directors and officers. See Note 3. Related Party Transactions” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information.

If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we receive under the Advisory Agreement, the Sub-Advisory Agreement and the Administration Agreement.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in our balance sheet. Our investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. Unfunded portfolio company commitments and funded debt investments are presented on our consolidated schedule of investments at fair value. Unrealized appreciation or depreciation, if any, is included in our consolidated statement of assets and liabilities and consolidated statement of operations.

As of June 30, 2023, we had the following outstanding commitments to fund investments. As of June 30, 2023, we believe we have adequate financial resources to satisfy such commitments.

Investments	June 30, 2023
Accordion Partners Intermediate LLC Third Amendment Delayed Draw Term Loan	$436,773
Accordion Partners Intermediate LLC Third Amendment Revolving Credit	291,182
Bobcat Purchaser, LLC Delayed Draw Term Loan	476,190
Cedar Services Group, LLC Delayed Draw Term B Loan	1,000,000
Community Care Partners, LLC Delayed Draw Term B Loan	297,901
Cvausa Management, LLC Primary Delayed Draw Term Loan	1,241,661
Cvausa Management, LLC Secondary Delayed Draw Term Loan	519,765
Integrity Marketing Acquisition, LLC Amendment No. 9 Delayed Draw Term Loan	30,890
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	1,433,858
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	2,390,625
Signature Brands, LLC Term Loan	518,016
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	430,010
SageSure Holdings, LLC Delayed Draw Term Loan (Second Lien)	1,041,211

Total unfunded commitments	$10,108,082

Recent Developments

On July 3, 2023, we, through SPV Facility II, entered into the First Amendment to the BMO Loan and Security Agreement. The First Amendment provides for, among other things, (1) a funded amount from the lenders under the BMO Loan and Security Agreement of $100,750,000 as of the amendment effective date and (2) an increase in the maximum total commitments of the lenders under the accordion provision in the BMO Loan and Security Agreement to $125,000,000, in each case, subject to the satisfaction of certain conditions.

As of July 3, 2023, the Company sold 3,006,929.52 Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of approximately $77.5 million. This brings the gross proceeds received from the sale of Shares to greater than $100.0 million which results in Expense Payments being subject to recoupment by the Advisor subject to the terms of the Expense Limitation Agreement.

On August 3, 2023, the Board declared a distribution on Shares equal to an aggregate amount up to the Company’s (i) taxable earnings, including net investment income (if positive) and (ii) capital gains, for the period April 3, 2023 (commencement of operations) through September 30, 2023, which is payable on November 1, 2023 to stockholders of record as of September 29, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings, including under the MassMutual SPV I Facility and the BMO SPV II Credit Facility, which may reduce our net investment income.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

We plan to invest primarily in illiquid debt securities of private middle-market companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by the Advisor and overseen by the Board in accordance with the Advisor’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Because we expect that most of our investments will bear interest at floating rates, we anticipate that an increase in interest rates would have a corresponding increase in our interest income that would likely offset any increase in our cost of funds and, thus, net investment income would not be reduced. However, there can be no assurance that a significant change in market interest rates will not have an adverse effect on our net investment income.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2023, were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Income
Down 25 basis points	(887)	401	(486)
Up 100 basis points	3,547	(1,603)	1,944
Up 200 basis points	7,094	(3,206)	3,888
Up 300 basis points	10,641	(4,809)	5,831

This analysis is indicative of the potential impact on our net investment income as of June 30, 2023, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the MassMutual SPV I Facility and the BMO SPV II Credit Facility and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after June 30, 2023 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. We may use derivative instruments from time to time, including foreign currency forward contracts and cross currency swaps, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we may have the ability to borrow in foreign currencies under any credit facilities or enter into other financing arrangements, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We expect to typically be a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, are expected to benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the period from April 3, 2023 (commencement of operations) to June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company, the Advisor nor the Company’s subsidiaries are currently subject to any material legal proceedings, nor, to the Company’s knowledge, are any material legal proceedings threatened against the Company, the Advisor or the Company’s subsidiaries. From time to time, the Company, the Advisor, and/or the Company’s subsidiaries may be party to certain legal proceedings in the ordinary course of business or otherwise, including, without limitation, proceedings relating to the enforcement of the Company’s or its subsidiaries’ rights under contracts with portfolio companies. The Company’s and the Advisor’s respective businesses are also subject to extensive regulation, which may result in regulatory proceedings against the Company and/or the Advisor. The outcome of any legal proceedings cannot be predicted with certainty, and there can be no assurance whether any legal proceedings will have a material adverse effect on the Company’s or the Advisor’s financial condition or results of operations in any future reporting period.

Item 1A. Risk Factors

Before making a decision to transact in our securities, you should carefully consider the risks discussed in “Item 1A. Risk Factors” in the Company’s Form 10, and all other information set forth in this Report, which could materially affect the Company’s business, financial condition and/or operating results, as well as the value of the Company’s securities. The risks described in the Company’s Form 10 are not the only risks the Company faces. Additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results, as well as the value of the Company’s securities.

There have been no material changes since the filing of the Form 10 with the SEC on May 23, 2023 to the risk factors previously disclosed therein. If any of such risks actually occur, the Company’s business, financial condition and/or operating results could be materially adversely affected. If that happens, the value of the Company’s securities could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Sales of Unregistered Equity Securities

On January 4, 2023, the Advisor, StepStone Group Private Debt LLC, invested $10,000 in Shares as a seed investment in the Company. In addition, the Initial Closing of the Private Offering occurred on April 3, 2023, in connection with which the Company issued and sold 741,800 Shares in exchange for gross proceeds of $18.5 million. All Shares were issued and sold in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

We expect to enter into additional Subscription Agreements with a number of investors in connection with the Private Offering, pursuant to which we expect to issue and sell Shares in reliance on the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Except as disclosed above or as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any equity securities during the period covered by this Report that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Exhibit

2.1	Participation and Assignment Agreement, dated as of April 3, 2023, between SC Co-Investments Private Debt Fund L.P. and SPV Facility I LLC^ (1)

3.1	Certificate of Formation of the Company(2)

3.2	Limited Liability Company Agreement of the Company(2)

10.1	Form of Subscription Agreement(3)

10.2	Investment Advisory Agreement, dated as of April 3, 2023(1)

10.3	Sub-Advisory Agreement, dated as of April 3, 2023(1)

10.4	Administration Agreement, dated as of April 3, 2023(1)

10.5	Expense Limitation and Reimbursement Agreement, dated as of April 3, 2023(1)

10.6	Custody Agreement, dated as of March 29, 2023, by and between the Company and UMB Bank, N.A.(1)

10.7	Dividend Reinvestment Plan(1)

10.8	Loan and Servicing Agreement, among the Company, SPV Facility I LLC, as the borrower, the lenders from time to time party thereto, and Massachusetts Mutual Life Insurance Company as the administrative agent and the facility servicer, dated as of April 3, 2023^ (1)

10.9	Loan and Security Agreement, dated as of May 1, 2023, among StepStone Great Lakes SPV Facility II LLC, as the borrower, the Company, as the manager, Bank of Montreal, as the administrative agent and as the collateral agent, and each of the lenders from time to time party thereto^ (4)

10.10	Sourcing and Servicing Agreement, dated as of May 1, 2023, by and between Bank of Montreal and StepStone Great Lakes SPV Facility II LLC^ (4)

10.11	Master Participation Agreement, dated as of May 1, 2023, by and between Bank of Montreal and StepStone Great Lakes SPV Facility II LLC(4)

10.12	Amendment No. 1 to Loan and Security Agreement, dated as of July 3, 2023, among the Company, SPV Facility II, and BMO, as a lender and as administrative agent(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

^

Schedules and/or exhibits to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

*	Filed herewith
**	Furnished herewith
(1)	Previously filed as part of Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56505) filed on April 19, 2023 and incorporated herein by reference.
(2)	Previously filed as part of the Company’s Registration Statement on Form 10 (File No. 000-56505) filed on December 30, 2022 and incorporated herein by reference.
(3)	Previously filed as part of Amendment No. 2 to the Company’s Registration Statement on Form 10 (File No. 000-56505) filed on May 23, 2023 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-56505) filed on May 5, 2023 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-56505) filed on July 3, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPSTONE PRIVATE CREDIT FUND LLC

Date: August 11, 2023	By:	/s/ Darren Friedman
Darren Friedman
Chief Executive Officer

Date: August 11, 2023	By:	/s/ Joseph Cambareri
Joseph Cambareri
Chief Financial Officer