Form 10-Q
period 2023-09-30
Stepstone Private Credit Fund LLC
filed 2023-11-13
CIK 1950803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER:
814-01624

StepStone Private Credit Fund LLC
(Exact name of registrant as specified in its charter)

Delaware	92-0758580
(State of Organization)	(I.R.S. Employer Identification No.)
277 Park Avenue, 44th Floor
New York, New York 10172
(Address of principal executive offices)
(212)
351-6100
(Registrant’s telephone number, including area code)
450 Lexington Avenue, 31st Floor
New York, NY 10017
(Former address)
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
of the Exchange Act).     Yes  ☐    No  ☒
The issuer had 10,669,019 shares of its limited liability company interests outstanding as of October 31, 2023.

STEPSTONE PRIVATE CREDIT FUND LLC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
StepStone Private Credit Fund LLC
Consolidated Statement of Assets and Liabilities
(Unaudited)

September 30, 2023
Assets
Investments at fair value (Cost $448,272,419)	$448,004,210
Cash and cash equivalents	18,438,215
Interest receivable	3,269,238
Receivable from Advisor	1,909,879

Total assets	$471,621,542

Liabilities
Lines of credit (net of unamortized debt issuance costs of $4,429,839)	$210,440,696
Distributions payable	7,000,000
Interest payable	2,490,272
Directors’ fees payable	66,667
Due to affiliate	1,167
Accrued expenses	2,079,340

Total liabilities	$222,078,142

Commitments and contingencies (Note 8); Recoupments (Note 3)
Net assets
Shares, no par value, unlimited shares authorized, 9,683,742 shares issued and outstanding	$248,790,000
Distributable earnings (accumulated loss)	753,400

Total net assets	$249,543,400

Total liabilities and net assets	$471,621,542

Net asset value per share	$25.77

The accompanying notes are part of these unaudited consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2023	April 3, 2023 (commencement of operations) to September 30, 2023
Investment Income
Interest income on investments	$10,564,966	$14,111,862

Total investment income	$10,564,966	$14,111,862

Expenses
Interest expense	$3,860,023	$5,463,098
Organizational costs	—	1,296,462
Management fee	518,659	649,351
Professional fees	535,264	613,664
Income incentive fee	463,791	599,776
Administration fee	159,876	200,700
Directors’ fees	50,000	100,000
Custody fees	2,996	13,989
Other expenses	416,845	630,885

Total expenses	$6,007,454	$9,567,925
Less expense support payments by the Advisor (Note 3)	$646,313	$2,206,341
Waiver for management and incentive fees (Note 3)	982,450	1,249,127

Net expenses	$4,378,691	$6,112,457
Net investment income	$6,186,275	$7,999,405

Realized and unrealized gain (loss) allocated from investments in securities of unaffiliated issuers
Net realized gain (loss) from investments in securities of unaffiliated issuers	$17,509	$22,204
Net change in unrealized depreciation from investments in securites of unaffiliated issuers	(268,209)	(268,209)

Net gain (loss) from investments in securites of unaffiliated issuers	$(250,700)	$(246,005)

Net Increase (Decrease) in Net Assets Resulting from Operations	$5,935,575	$7,753,400

Weighted average shares outstanding	8,170,814	5,230,510
Net investment income (loss) per share	$0.76	$1.53

The accompanying notes are part of these unaudited consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Limited Liability Company Interests
	Number of Shares	Shares Transactions	Total Distibutable Earnings (Loss)	Total Net Assets
Three Months Ended September 30, 2023
Balance, July 1, 2023	2,876,101	$72,310,000	$1,817,825	$74,127,825
Net investment income	—	—	6,186,275	6,186,275
Net realized gain (loss) from investments in securites of unaffiliated issuers	—	—	17,509	17,509
Net unrealized appreciation from investments	—	—	(268,209)	(268,209)
Distributions	—	—	(7,000,000)	(7,000,000)
Issuance of Shares	6,807,641	176,480,000	—	176,480,000

Balance, September 30, 2023	9,683,742	$248,790,000	$753,400	$249,543,400

April 3, 2023 (commencement of operations) to September 30, 2023
Balance, April 3, 2023	400	$10,000	$—	$10,000
Net investment income	—	—	7,999,405	7,999,405
Net realized gain (loss) from investments in securites of unaffiliated issuers	—	—	22,204	22,204
Net unrealized appreciation from investments	—	—	(268,209)	(268,209)
Distributions	—	—	(7,000,000)	(7,000,000)
Issuance of Shares	9,683,342	248,780,000	—	248,780,000

Balance, September 30, 2023	9,683,742	248,790,000	753,400	249,543,400

The accompanying notes are part of these unaudited consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statement of Cash Flows
(Unaudited)

April 3, 2023 (commencement of operations) to September 30, 2023
Operating activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$7,753,400
Adjustments to reconcile net increase (decrease) in net assets to net cash and cash equivalents provided by/(used in) operating activities:
Purchases of investments	(455,876,136)
Proceeds from sales, exits and repayments of investments	7,974,193
Accretion of original issue discount on investments	(348,272)
Amortization of debt issuance costs	205,808
Net realized (gain)/loss from investments	(22,204)
Net unrealized depreciation from investments	268,209
Changes in Assets and Liabilities:
(Increase)/decrease in interest receivable	(3,269,238)
(Increase)/decrease in receivable from Advisor	(1,909,879)
Increase/(decrease) in interest payable	2,490,272
Increase/(decrease) in directors’ fee payable	66,667
Increase/(decrease) in due to affiliate	1,167
Increase/(decrease) in accrued expenses	2,079,340

Net cash and cash equivalents provided by/(used in) operating activities	$(440,586,673)

Financing activities
Proceeds from issuance of shares	$248,780,000
Borrowings under lines of credit	248,734,888
Repayments to lines of credit	(38,500,000)

Net cash and cash equivalents provided by/(used in) financing activities	$459,014,888

Net increase/(decrease) in cash and cash equivalents	18,428,215
Cash and cash equivalents at beginning of the period	10,000

Cash and cash equivalents at end of the period	$18,438,215

Supplemental disclosure of cash flow information
Interest paid on lines of credit	$2,767,018

The accompanying notes are part of these unaudited consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of September 30, 2023
(Unaudited)

Investments	SPV Vehicle (11)	Footnotes	Industry	Reference Rate Spread	Interest Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured
Accent Building Materials Holdings LLC Term B Delayed TL	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Industrials	SOFR + 0.00%	0.00%	8/6/2029	$—	$(16,894)	$—	0.00%
Accent Building Materials Holdings LLC TLB	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 6.60%	11.97%	8/6/2029	3,928,571	3,867,176	3,865,968	1.55%
Accordion Partners LLC Delayed Draw Term A Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 6.50%	11.74%	8/29/2029	578,927	570,660	570,564	0.23%
Accordion Partners LLC Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 6.25%	11.64%	8/29/2029	3,682,391	3,629,798	3,629,198	1.45%
Accordion Partners LLC Revolving Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Industrials	SOFR + 0.00%	0.00%	8/31/2028	—	(4,130)	(4,169)	0.00%
Accordion Partners LLC Third Amendment DDTL	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Industrials	SOFR + 0.00%	0.00%	8/29/2029	—	(6,262)	—	0.00%
AIDC IntermediateCo. 2, LLC Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 6.40%	11.75%	7/22/2027	6,249,707	6,240,885	6,249,707	2.50%
AllMark Acquisition, LLC Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 5.00%	10.34%	5/4/2028	4,987,374	4,949,046	4,948,410	1.98%
AMEX Holding III Corp Delayed Draw Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 5.65%	11.02%	3/31/2028	211,768	210,100	201,179	0.08%
AMEX Holding III Corp Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 5.50%	11.02%	3/31/2028	4,762,987	4,726,153	4,524,838	1.80%
Anaplan, Inc. Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Information Technology	SOFR + 6.50%	11.82%	6/21/2029	5,000,000	4,976,196	4,975,319	1.98%
Anderson Group Holdings, LLC Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Consumer Discretionary	SOFR + 4.93%	9.96%	12/25/2028	4,987,342	4,950,438	4,956,851	1.99%
Apex Service Partners, LLC Delayed Draw Term A Loan Dup	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 5.50%	10.75%	7/31/2025	1,258,210	1,218,113	1,212,429	0.49%
Apex Service Partners, LLC Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 5.50%	10.89%	7/31/2025	1,258,210	1,218,323	1,212,429	0.49%
Arch Cutting Tools Corp. Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 4.85%	10.22%	4/1/2026	4,974,330	4,954,787	4,929,770	1.97%
Associations, Inc. Term Loan A	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Real Estate	SOFR + 6.76%	12.03%	7/2/2027	5,000,000	4,964,145	4,963,571	1.98%
BASYS LLC First Amendment Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Information Technology	SOFR + 4.76%	10.15%	12/9/2027	4,885,854	4,851,331	4,856,899	1.94%
BBG, Inc. Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Real Estate	SOFR + 5.61%	10.93%	1/8/2026	5,960,302	5,602,789	5,638,327	2.26%
BCI Burke Holding Corp. Closing Date Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Consumer Discretionary	SOFR + 5.76%	11.15%	12/14/2027	1,514,104	1,504,467	1,511,186	0.61%
BCM One, Inc. Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Information Technology	SOFR + 4.60%	9.92%	11/17/2027	4,973,915	4,945,671	4,954,072	1.99%
Blades Buyer, Inc. Term A Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Health Care	SOFR + 5.10%	10.45%	8/1/2025	4,987,374	4,967,077	4,979,207	2.00%
Bobcat Purchaser, LLC Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Health Care	SOFR + 0.00%	0.00%	6/17/2030	—	(3,386)	(3,432)	0.00%
Bobcat Purchaser, LLC Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Health Care	SOFR + 6.25%	11.64%	6/17/2030	1,523,810	1,494,095	1,494,231	0.59%
By Light Professional IT Services LLC Existing Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Information Technology	SOFR + 7.03%	12.43%	5/17/2025	1,987,027	1,982,856	1,970,138	0.79%
Cambium Learning Group, Inc. Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Consumer Discretionary	SOFR + 5.60%	10.93%	7/20/2028	4,987,277	4,940,407	4,940,032	1.98%
Cedar Services Group, LLC Delayed Draw Term B Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Information Technology	SOFR + 6.90%	12.29%	6/11/2027	636,405	608,128	607,569	0.24%
Cedar Services Group, LLC Fourth Amendment Requested Incremental Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Information Technology	SOFR + 6.90%	12.15%	6/11/2027	1,995,000	1,938,011	1,937,262	0.78%
Charkit Chemical Company, LLC Term Loan A	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Materials	SOFR + 4.46%	10.28%	12/29/2026	4,987,342	4,952,743	4,944,474	1.98%
Citrin Cooperman Advisors LLC 2022-2 Incremental DDTL	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Financials	SOFR + 0.00%	0.00%	10/1/2027	—	(5,479)	(5,630)	0.00%
Citrin Cooperman Advisors LLC 2022-2 Incremental Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Financials	SOFR + 6.35%	11.22%	10/1/2027	3,850,193	3,774,658	3,773,744	1.51%
Community Care Partners, LLC Closing Date Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Health Care	SOFR + 6.11%	11.43%	6/10/2026	1,997,711	1,988,384	1,955,759	0.78%
Community Care Partners, LLC Delayed Draw Term B Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Health Care	SOFR + 0.00%	0.00%	6/10/2026	—	(1,392)	(6,256)	-0.01%
Concert Golf Partners Holdco LLC Initial Term Loan (2022)	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Consumer Discretionary	SOFR + 5.78%	11.25%	4/2/2029	4,987,374	4,987,374	4,987,374	2.00%
Convera International Financial S.a r.l. Incremental Term Loan	MassMutual SPV I Facility	(1)(3)(5)(7)(9)	Financials	SOFR + 6.15%	11.54%	3/1/2028	2,992,500	2,929,927	2,928,845	1.17%
Crash Champions Intermediate, LLC Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 7.00%	12.32%	8/1/2029	1,352,548	1,342,767	1,343,426	0.54%
Crash Champions Intermediate, LLC Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 7.00%	12.32%	8/1/2029	3,168,828	3,146,139	3,147,455	1.25%
Crash Champions Intermediate, LLC Revolving Credit Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Industrials	SOFR + 0.00%	0.00%	8/1/2028	—	(3,407)	(3,470)	-0.01%
CVAUSA Management, LLC Primary DDTL	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Health Care	SOFR + 0.00%	0.00%	5/22/2029	—	(10,205)	(16,742)	-0.01%
CVAUSA Management, LLC Secondary DDTL	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Health Care	SOFR + 0.00%	0.00%	5/22/2029	—	(4,272)	(7,008)	0.00%
CVAUSA Management, LLC Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Health Care	SOFR + 6.50%	11.68%	5/5/2030	1,638,729	1,625,092	1,610,051	0.64%
Diverzify Intermediate LLC Second Amendment Incremental DDTL Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 5.84%	11.45%	5/11/2027	493,384	489,843	489,640	0.20%
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 5.93%	11.43%	5/11/2027	4,481,440	4,448,543	4,447,343	1.78%
Ergotron Acquisition, LLC Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 5.85%	11.17%	7/6/2028	4,987,406	4,987,406	4,987,406	2.00%
ESP Associates, Inc. Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 6.65%	12.00%	7/24/2028	4,840,792	4,758,026	4,757,260	1.91%
ETE Intermediate II LLC Revolving Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Consumer Discretionary	SOFR + 0.00%	0.00%	5/29/2029	—	(6,582)	(6,671)	0.00%
ETE Intermediate II LLC Term Loan A	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Consumer Discretionary	SOFR + 6.50%	11.89%	5/29/2029	1,959,375	1,904,500	1,904,048	0.76%
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Consumer Discretionary	SOFR + 0.00%	0.00%	4/27/2029	—	(20,302)	(20,571)	-0.01%
Excel Fitness Holdings, Inc. Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Consumer Discretionary	SOFR + 5.50%	10.89%	4/27/2029	3,333,333	3,251,974	3,250,978	1.30%
Five Star Buyer, Inc. Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Communication Services	SOFR + 7.10%	12.42%	2/23/2028	55,696	47,546	47,402	0.02%
FLS Holding, Inc. Term B Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 5.50%	10.79%	12/15/2028	4,987,437	4,929,966	4,929,160	1.98%

The accompanying notes are part of these unaudited consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of September 30, 2023
(Unaudited)

Investments	SPV Vehicle (11)	Footnotes	Industry	Reference Rate Spread	Interest Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
FMG Suite Holdings, LLC Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 5.35%	10.65%	10/30/2026	863,577	854,341	854,341	0.34%
FMG Suite Holdings, LLC Revolving Credit	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Industrials	SOFR + 6.93%	12.17%	10/30/2026	168,343	163,609	163,609	0.07%
FMG Suite Holdings, LLC Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 5.50%	10.90%	10/30/2026	3,696,983	3,662,904	3,662,904	1.47%
Fortis Payment Systems, LLC Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Information Technology	SOFR + 5.25%	10.74%	2/13/2026	4,954,836	4,936,515	4,941,268	1.98%
Gastronome Acquisition, LLC Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Consumer Staples	SOFR + 4.50%	10.04%	11/18/2027	4,987,310	4,952,497	4,951,976	1.98%
Gerson Lehrman Group, Inc. Second Amendment Incremental Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 5.40%	10.79%	12/5/2024	4,987,245	4,966,735	4,965,192	1.99%
GI MSO, Inc. Second Amendment Incremental Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Health Care	SOFR + 6.35%	11.82%	6/5/2025	4,987,406	4,956,192	4,954,577	1.99%
Guidehouse LLP Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 6.35%	11.67%	10/16/2028	4,987,325	4,940,910	4,939,739	1.98%
Gulf Winds International Acquisition, LLC Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 7.10%	12.42%	12/16/2028	4,987,437	4,987,437	4,987,437	2.00%
Guy Chemical Company, LLC U.S. Delayed Draw Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Materials	SOFR + 4.50%	10.04%	11/9/2027	4,974,811	4,938,403	4,904,656	1.97%
Hanger, Inc. Amendment No. 2 Incremental Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Health Care	SOFR + 6.25%	11.58%	10/3/2028	1,165,192	1,133,765	1,133,424	0.45%
Hanger, Inc. Incremental Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Health Care	SOFR + 0.00%	0.00%	10/3/2028	—	(10,491)	—	0.00%
Heads Up Technologies, Inc. Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 5.50%	11.04%	8/10/2028	4,974,874	4,931,617	4,934,041	1.98%
Home Care Assistance, LLC Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Health Care	SOFR + 5.10%	10.47%	3/30/2027	3,024,940	3,002,600	2,965,271	1.19%
Houseworks Holdings, LLC Delayed TL	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Health Care	SOFR + 0.00%	0.00%	12/16/2028	—	—	—	0.00%
Houseworks Holdings, LLC TL	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Health Care	SOFR + 6.65%	12.06%	12/16/2028	2,500,000	2,370,395	2,368,750	0.95%
Hultec Buyer, LLC TLA	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 6.40%	11.81%	3/31/2029	4,987,348	4,888,094	4,888,094	1.96%
Improving Holdco, Inc. Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Information Technology	SOFR + 6.75%	12.12%	7/26/2024	3,482,500	3,408,798	3,405,491	1.36%
Integrity Marketing Acquisition, LLC Delayed TL	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Financials	SOFR + 6.02%	11.44%	8/27/2026	2,884,009	2,852,195	2,845,967	1.14%
Javelin Acquisition Vehicle, LLC Last Out Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Materials	SOFR + 7.37%	12.66%	11/3/2026	1,928,097	1,928,097	1,904,645	0.76%
Javelin Acquisition Vehicle, LLC Second Amendment Incremental Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Materials	SOFR + 7.37%	12.69%	11/3/2026	3,000,000	2,941,393	2,963,510	1.19%
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Energy	SOFR + 0.00%	0.00%	7/31/2028	—	(9,745)	(9,924)	0.00%
Jones Industrial Holdings, Inc. Term A Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Energy	SOFR + 8.60%	13.92%	7/31/2028	3,975,000	3,897,791	3,896,314	1.56%
KSKI Holdings 2, Inc. Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Consumer Discretionary	SOFR + 7.00%	8.25%	6/30/2028	5,000,000	4,861,889	4,859,457	1.95%
Legitscript LLC Delayed Draw Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Information Technology	SOFR + 5.75%	11.08%	6/24/2029	101,041	85,594	85,375	0.03%
Legitscript LLC Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Information Technology	SOFR + 5.75%	11.07%	6/24/2029	3,940,050	3,882,298	3,881,278	1.56%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Financials	SOFR + 6.15%	11.56%	6/15/2027	286,772	274,980	274,694	0.11%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Health Care	SOFR + 6.32%	11.66%	6/10/2027	2,832,031	2,832,031	2,832,031	1.13%
Loving Tan Intermediate II Inc. Closing Date Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Consumer Staples	SOFR + 7.00%	12.39%	5/31/2028	2,761,967	2,685,682	2,684,314	1.08%
Loving Tan Intermediate II Inc. RC	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Consumer Staples	SOFR + 7.08%	12.40%	5/31/2028	171,111	162,476	170,935	0.07%
ManTech International Corporation Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Industrials	SOFR + 5.75%	11.08%	9/14/2029	339,086	339,086	337,561	0.14%
ManTech International Corporation TL	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 5.75%	11.12%	9/14/2029	4,034,934	4,028,554	4,028,485	1.61%
Medical device Inc. Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Health Care	SOFR + 6.60%	11.99%	7/11/2029	4,444,444	4,347,018	4,346,080	1.74%
Medical Device Inc. Revolving Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Health Care	SOFR + 6.50%	0.00%	7/11/2029	—	—	(12,211)	0.00%
Meriplex Communications, Ltd. Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Communication Services	SOFR + 5.10%	10.42%	7/17/2028	5,000,000	5,003,500	5,003,500	2.01%
Nellson Nutraceutical, LLC Term A-1 Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Consumer Staples	SOFR + 5.90%	11.15%	12/23/2025	5,000,000	4,956,184	4,954,511	1.99%
Neptune Flood Incorporated Revolving Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Financials	SOFR + 0.00%	0.00%	5/8/2029	—	(2,783)	—	0.00%
Neptune Flood Incorporated Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Financials	SOFR + 6.60%	11.97%	5/8/2029	2,818,200	2,767,511	2,766,302	1.11%
OIA Acquisition, LLC Effective Date Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Health Care	SOFR + 5.35%	10.82%	10/19/2027	4,974,684	4,940,975	4,945,170	1.98%
Orion Group HoldCo, LLC Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 6.00%	11.65%	3/19/2027	4,461,006	4,435,682	4,429,876	1.78%
P.T. International LLC Delayed Draw Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 4.50%	10.04%	6/30/2027	5,000,000	4,970,044	4,968,989	1.99%
Painful Pleasures, LLC Term Loan fka Artifex	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Consumer Discretionary	SOFR + 4.86%	10.18%	8/30/2024	1,212,304	1,210,104	1,211,486	0.49%
Painful Pleasures, LLC Third Incremental Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Consumer Discretionary	SOFR + 5.11%	10.43%	8/30/2024	3,762,000	3,743,238	3,748,737	1.50%
Patriot Pickle Inc. Term Loan Sold Out 10/01/2021	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Consumer Staples	SOFR + 4.50%	10.04%	4/13/2027	4,974,593	4,946,732	4,974,593	1.99%
Peter C. Foy & Associates Insurance Services, LLC Incremental Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Financials	SOFR + 6.50%	11.82%	7/17/2030	2,500,000	2,444,680	2,443,956	0.98%
PF Growth Partners, LLC Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Consumer Discretionary	SOFR + 5.16%	10.48%	7/11/2025	4,986,979	4,969,521	4,968,272	1.99%
PF, LLC Term A Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Health Care	SOFR + 5.00%	10.39%	12/15/2026	4,987,310	4,955,669	4,954,741	1.99%
PracticeTek Purchaser, LLC Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Information Technology	SOFR + 0.00%	0.00%	8/30/2029	—	(2,884)	(2,884)	0.00%
PracticeTek Purchaser, LLC Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Information Technology	SOFR + 11.32%	11.32%	8/30/2029	1,983,878	1,949,885	1,949,885	0.78%
Premier Tires & Service Acquisition, LLC Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Consumer Discretionary	SOFR + 7.00%	12.38%	5/17/2029	4,987,500	4,987,500	4,987,500	2.00%

The accompanying notes are part of these unaudited consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of September 30, 2023
(Unaudited)

Investments	SPV Vehicle (11)	Footnotes	Industry	Reference Rate Spread	Interest Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Primeflight Acquisition, LLC Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 6.85%	11.87%	5/1/2029	4,987,500	4,940,048	4,938,820	1.98%
PVI Holdings, Inc. Last Out Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 6.67%	12.08%	7/18/2027	6,947,412	6,931,826	6,947,412	2.78%
Pyramid Management Advisors, LLC Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Consumer Discretionary	SOFR + 8.00%	13.33%	1/19/2027	4,987,469	4,937,705	4,937,705	1.98%
R.R. Donnelley & Sons Company Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 7.35%	12.67%	3/9/2030	4,469,301	4,464,569	4,469,301	1.79%
R1 Holdings, LLC Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 6.25%	11.72%	12/29/2028	4,987,437	4,939,315	4,938,464	1.98%
RCP TCT, LLC Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Health Care	SOFR + 4.86%	10.18%	12/31/2027	4,934,271	4,898,728	4,878,733	1.96%
REE Holdings III Corp. Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Information Technology	SOFR + 5.25%	10.64%	11/4/2028	4,974,937	4,910,556	4,888,685	1.96%
Refocus Management Services, LLC Delayed Draw Term B Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Health Care	SOFR + 7.10%	12.42%	12/30/2026	2,041,667	1,994,072	1,992,887	0.80%
REFRESH BUYER, LLC Delayed TL	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Consumer Staples	SOFR + 4.50%	9.89%	12/23/2028	4,974,874	4,936,763	4,939,489	1.98%
RN Enterprises, LLC Seventh Amendment Incremental Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Health Care	SOFR + 5.50%	10.93%	12/23/2025	5,000,000	4,965,924	4,964,835	1.99%
RPM Purchaser, Inc. Delayed Draw Term Loan B	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Consumer Discretionary	SOFR + 0.00%	0.00%	9/11/2028	—	(9,354)	(9,354)	0.00%
RPM Purchaser, Inc. Effective Date Term Loan B	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Consumer Discretionary	SOFR + 6.36%	11.68%	9/11/2028	3,928,571	3,859,930	3,859,930	1.55%
Rural Sourcing Holdings, Inc. DDTL Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Information Technology	SOFR + 0.00%	0.00%	6/15/2029	—	(4,698)	—	0.00%
Rural Sourcing Holdings, Inc. Revolving Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Information Technology	SOFR + 0.00%	0.00%	6/15/2029	—	(7,375)	—	0.00%
Rural Sourcing Holdings, Inc. Tranche B Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Information Technology	SOFR + 6.25%	11.52%	6/15/2029	1,580,040	1,535,803	1,535,307	0.62%
Sequon, LLC Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Health Care	SOFR + 6.51%	11.90%	12/29/2026	4,975,811	4,944,454	4,944,266	1.98%
Signature Brands, LLC Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Consumer Staples	SOFR + 8.00%	14.13%	5/4/2028	4,483,472	4,425,830	4,424,948	1.77%
Smartronix, LLC Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 5.85%	11.32%	11/23/2028	4,987,310	4,975,186	4,975,039	1.99%
Solairus Holdings, LLC Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 5.60%	11.01%	7/23/2029	4,934,873	4,934,873	4,934,873	1.98%
Sonny’s Enterprises, LLC Delayed Draw Tem Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Industrials	SOFR + 0.00%	0.00%	8/5/2028	—	(12,115)	(12,334)	0.00%
Sonny’s Enterprises, LLC Restatement Date Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 6.90%	12.27%	8/5/2028	4,089,579	4,032,587	4,032,219	1.62%
SourceHOV Tax, LLC Initial Term A Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 6.18%	11.65%	4/6/2028	4,974,811	4,937,194	4,884,444	1.96%
SunMed Group Holdings, LLC Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Health Care	SOFR + 5.60%	10.99%	6/16/2028	4,987,277	4,866,564	4,864,588	1.95%
Superjet Buyer, LLC Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Information Technology	SOFR + 5.76%	11.00%	12/30/2027	1,526,239	1,520,264	1,492,662	0.60%
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Industrials	SOFR + 0.00%	0.00%	12/28/2029	—	—	(6,788)	0.00%
SureWerx Purchaser III, LLC Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 6.75%	12.14%	12/14/2029	2,082,253	2,063,538	2,049,382	0.82%
Tank Holding Corp. Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 5.85%	11.17%	3/31/2028	4,987,374	4,909,092	4,907,426	1.97%
Thames Technology Holdings, Inc. Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Information Technology	SOFR + 6.25%	11.58%	8/31/2029	3,422,713	3,308,590	3,307,571	1.33%
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Health Care	SOFR + 5.10%	10.47%	3/30/2027	1,858,648	1,846,238	1,823,449	0.73%
TheKey, LLC Tranche B-1 Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Health Care	SOFR + 5.10%	10.47%	3/30/2027	91,201	90,592	89,474	0.04%
Track Branson Opco, LLC, The Revolving Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Communication Services	SOFR + 0.00%	0.00%	2/23/2028	—	(6,588)	—	0.00%
Track Branson OpCo, LLC, The Term Loan A	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Communication Services	SOFR + 7.10%	12.43%	2/23/2028	1,652,378	1,606,027	1,605,424	0.64%
Trintech Inc. TL	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Information Technology	SOFR + 6.50%	11.82%	7/25/2029	5,000,000	4,901,747	4,901,424	1.96%
United Air Temp, Air Conditioning And Heating, LLC Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Consumer Discretionary	SOFR + 5.60%	11.00%	1/20/2027	4,974,738	4,948,187	4,974,738	1.99%
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Information Technology	SOFR + 6.35%	11.71%	8/20/2027	522,382	493,445	493,166	0.20%
Upstack Holdco Inc. Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Information Technology	SOFR + 6.35%	11.79%	8/20/2027	969,551	952,971	952,715	0.38%
Upstack Holdco Inc. Term B Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Information Technology	SOFR + 6.35%	11.72%	8/20/2027	1,988,244	1,953,792	1,953,597	0.78%
US Fertility Enterprises, LLC Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Health Care	SOFR + 6.25%	11.90%	12/21/2027	4,974,684	4,939,661	4,938,412	1.98%
V Global Holdings LLC Initial Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Materials	SOFR + 6.00%	11.43%	12/22/2027	4,987,374	4,963,537	4,963,123	1.99%
Valcourt Holdings II, LLC Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 6.45%	10.73%	1/7/2027	4,987,347	4,958,911	4,958,394	1.99%
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Consumer Discretionary	SOFR + 6.75%	12.07%	12/1/2027	1,860	(1,709)	(1,709)	0.00%
VRC Companies, LLC Closing Date Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Information Technology	SOFR + 5.76%	11.13%	6/29/2027	4,987,262	4,944,634	4,943,907	1.98%
W.A. Kendall and Company, LLC Initial Term Loan	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Consumer Discretionary	SOFR + 5.89%	11.28%	4/22/2028	4,974,811	4,936,869	4,943,186	1.98%
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Financials	SOFR + 5.85%	10.67%	10/4/2027	3,834,002	3,834,002	3,834,002	1.54%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Financials	SOFR + 5.85%	11.26%	10/4/2027	1,165,998	1,165,998	1,165,998	0.47%
WF Enterprises, Inc. Term Loan A	BMO SPV II Credit Facility	(1)(2)(3)(4)(5)(7)	Consumer Discretionary	SOFR + 4.35%	9.74%	11/9/2027	4,833,909	4,799,669	4,820,105	1.93%
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)(8)	Consumer Staples	SOFR + 0.00%	0.00%	2/9/2028	—	(729)	(729)	0.00%
ZB Holdco LLC 2023-1 Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Consumer Staples	SOFR + 6.15%	11.54%	2/9/2028	156,203	153,870	153,870	0.06%
Zenith American Holding, Inc. Term A Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Industrials	SOFR + 5.15%	10.54%	12/13/2024	4,979,502	4,975,402	4,975,148	1.99%

Total First Lien Senior Secured								$433,918,842	$433,541,691	173.73%

The accompanying notes are part of these unaudited consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of September 30, 2023
(Unaudited)

Investments	SPV Vehicle (11)	Footnotes	Industry	Reference Rate Spread	Interest Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Second Lien Senior Secured
SageSure Holdings, LLC Delayed Draw Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(6)(7)	Financials	SOFR + 6.01%	11.40%	1/28/2028	$193,429	$182,215	$184,950	0.07%
SageSure Holdings, LLC Term Loan	MassMutual SPV I Facility	(1)(2)(3)(4)(5)(7)	Financials	SOFR + 6.01%	11.40%	1/28/2028	$4,462,207	$4,421,362	$4,431,562	1.78%

Total Second Lien Senior Secured								$4,603,577	$4,616,512	1.85%

Collateralized Loan Obligations
Warehouses
CIFC Stone_Equity	N/A	(1)(3)(5)(7)(10)	Financials	N/A	N/A	N/A	$—	$9,750,000	$9,846,007	3.95%

Total Warehouses								$9,750,000	$9,846,007	3.95%

Total Collateralized Loan Obligations								$9,750,000	$9,846,007	3.95%

Total Non-Controlled, Non-Affiliated Debt Investments								$448,272,419	$448,004,210	179.53%

Total Investments								$448,272,419	$448,004,210	179.53%

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

(7)
The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2023. The interest rate disclosed is based on the reference rate as of the last reset date which may differ from the reference rate as of September 30, 2023. As of September 30, 2023, effective rates for 1 Month (“M”) S, 3M S and 6M S, are 5.317%, 5.266% and 5.165%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2023. Certain investments are subject to a SOFR floor.

(8)	Position is an unfunded delayed draw term loan with no rate setting.
(9)	Investment is domiciled in Jersey and not treated as a qualifying asset under Section 55(a) of the 1940 Act.
(10)	Investment is domiciled in Cayman Islands and not treated as a qualifying asset under Section 55(a) of the 1940 Act.
(11)	Designates that the investment is collateral for MassMutual SPV I Facility or BMO SPV II Credit Facility.

The accompanying notes are part of these unaudited consolidated financial statements.

StepStone Private Credit Fund LLC
Notes to Unaudited Consolidated Financial Statements
September 30, 2023
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
”), and Regulation D promulgated thereunder, and pursuant to Regulation S under the Securities Act. In connection with the Private Offering, the Company has entered into, and expects to continue to enter into, subscription agreements with investors (each, a “
Subscription Agreement
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
The fair values of loan investments based upon pricing data vendors or observable market price quotations are generally categorized as Level 2 but may be categorized as Level 3 when significant unobservable inputs are also used in measuring fair value. Loan investments priced primarily using internal models with significant unobservable inputs are categorized as Level 3.
Collateralized Loan Obligation – Warehouses
A Collateralized Loan Obligation Warehouse (“CLO Warehouse”) is an entity organized for the purpose of holding syndicated bank loans, also known as leveraged loans, prior to the issuance of securities from that same vehicle. During the warehouse period, a CLO Warehouse will secure investments and build a portfolio of primarily leveraged loans and other debt obligations. The warehouse period terminates when the collateralized loan obligation vehicle issues various tranches of securities to the market. At this time, financing through the issuance of debt and equity securities is used to repay the bank financing.
The fair value of a CLO Warehouse is determined by adding the excess spread (accrued interest plus interest received less financing cost) to the CLO Warehouse equity contribution made by the Company, discounted to present value, and any other investor in the CLO Warehouse, unless the Advisor determines that the securitization will not be achieved, in which case, the fair value of a CLO Warehouse will be established based on the fair value of the underlying bank loan positions which are valued in a manner consistent with the Advisor’s valuation policy and procedures. CLO warehouses can be exposed to credit events, mark to market changes, rating agency downgrades and financing cost changes. Changes in the fair value of a CLO Warehouse are reported in net change in unrealized depreciation from investments in securities of unaffiliated issuers in the consolidated statement of operations.
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
If a quoted market price is not available or not deemed to be indicative of fair value, the Advisor may elect to obtain broker quotes directly from a broker-dealer or passed through from a third-party vendor. In the event that fair value is based upon a single sourced broker quote, these securities are categorized as Level 3 of the fair value hierarchy. Broker quotes are typically received from established market participants. Although independently received, the Advisor does not have the transparency to view the underlying inputs which support the market quotation. Significant changes in the broker quote would have direct and proportional changes in the fair value of the security.
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
Loans are generally placed on
non-accrual
status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off
when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. Accrued interest is written off in the period where the Company determined the collection is not probable. As of September 30, 2023, no loans were on non-accrual
status.
The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, administration and amendment fees, some of which are paid to the Company on an ongoing basis. These fees and any other income are recognized as earned as a component of “fee income” on the consolidated statement of operations. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, unamortized syndication fees, unamortized commitment fees and unamortized discounts are recorded as interest income, for which the Company has not earned any for the period ended September 30, 2023.
The Company may have investments that contain
payment-in-kind
(“
PIK”)
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
Organizational Costs
Organizational costs are expensed as incurred and are subject to the Expense Limitation and Reimbursement Agreement, discussed below. The Company had no obligation to reimburse or pay the Advisor for any payments of organizational costs made by the Advisor until the Company had received at least $100 million in gross proceeds from the issuance and sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time, such organizational cost payments shall be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the expense cap as outlined in the Expense Limitation and Reimbursement Agreement. During the three months ended September 30, 2023, the Company has received over $100 million in gross proceeds from the issuance and sale of Shares and has not begun to reimburse the Advisor for Organizational Costs.
Expense Limitation and Reimbursement Agreement
Refer to Note 3 in these consolidated financial statements for information regarding the Expense Limitation and Reimbursement Agreement.
Cash and Cash Equivalents
Cash and cash equivalents are unrestricted cash and short-term, highly liquid investments with original maturities of three months or less when acquired. As of September 30, 2023, cash and cash equivalents is comprised of cash at the custodian bank and a money market fund. The money market fund is categorized as Level 1 of the fair value hierarchy. As of September 30, 2023, the money market fund balance was $17,878,613. Custodian balances are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”).

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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year
period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, the Company did not incur any excise tax.
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
(“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not
threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2023.
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
Dividends and distributions to shareholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board each quarter and is generally based upon the earnings estimated by management and considers the level of undistributed taxable income carried forward from the prior year for distribution in the current year. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such capital gains for investment.
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
In March 2020, the FASB issued ASU
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
which extends the sunset date established by ASU
2020-04
from December 31, 2022 to December 31, 2024 in order to capture the time period in which the aforementioned contract modifications may occur. Management has adopted this guidance in the period from April 3, 2023 (commencement of operations) to September 30, 2023 and the ASU’s adoption did not have a material impact on the Company’s consolidated financial statements.

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
The Advisor has voluntarily agreed to permanently waive the Base Management Fee through September 30, 2023.
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
For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, no Capital Gains-Based Incentive Fee was accrued.
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
For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, the Company incurred an Administration Fee of $159,876 and $200,700, respectively.

Expense Limitation and Reimbursement Agreement
The Company entered into an Expense Limitation and Reimbursement Agreement (the “
Expense Limitation Agreement
”) with the Advisor for a
one-year
term beginning on the initial closing date for subscriptions for shares and ending on the one-year
anniversary thereof (the “
Limitation Period
”) unless terminated earlier by the Board of Directors. The terms of the Expense Limitation Agreement as of September 30, 2023, are set forth below.
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
Company Obligation
. The Company had no obligation to reimburse or pay the Advisor for any Expense Payment until the Company had received at least $100.0 million in gross proceeds from the sale of Shares (the “
Offering Proceeds Threshold
”), following which time, such Expense Payments shall be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the Expense Cap. Calculation of the Offering Proceeds Threshold shall exclude gross proceeds from Shares purchased by the Advisor and by the Company’s directors and officers. The Company passed the Offering Proceeds Threshold during the three months ended September 30, 2023. The Company has not begun to reimburse the Advisor for Expense Payments.
Specified Expenses
. The Expense Cap applies only to the Company’s aggregate monthly Other Operating Expenses, which excludes Specified Expenses. “
Specified Expenses
” include: (i) the Base Management Fee; (ii) all fees and expenses charged by the non-affiliated
investment managers of the underlying funds and other specialty finance debt, and other investments in which the Company invests (including management fees, performance or incentive fees and redemption or withdrawal fees, however titled or structured); (iii) the Incentive Fee under the Advisory Agreement; (iv) transactional costs, including legal costs and brokerage commissions, associated with the acquisition and disposition of the Company’s investments; (v) interest payments incurred on borrowings by the Company or its subsidiaries; (vi) fees and expenses incurred in connection with any credit facility obtained by the Company or any of its subsidiaries, including any expenses for acquiring ratings related to the credit facilities; (vii) distribution and shareholder servicing fees, as applicable; (viii) taxes; and (ix) extraordinary expenses resulting from events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence, including, without limitation, costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or similar proceeding, indemnification expenses and expenses in connection with holding and/or soliciting proxies for all annual and other meetings of the Company’s shareholders.
Excess Expenses
. In consideration of the Advisor’s agreement, the Company agrees to carry forward the amount of any Expense Payment (“Excess Expenses”) for a period not to exceed three years from the end of the month in which such fees and expenses were waived, reimbursed or paid by the Advisor, and to reimburse the Advisor in the amount of such Excess Expenses as promptly as possible, on a monthly basis, even if such reimbursement occurs after the termination of the Limitation Period, provided that the waived fees, reimbursed expenses or directly paid expenses have fallen to a level below the Expense Cap and the reimbursement amount does not raise the level of waived fees, reimbursed expenses or directly paid expenses in the month the reimbursement is being made to a level that exceeds the Expense Cap applicable at that time. For the avoidance of doubt, if at the end of any fiscal year in which the Company has reimbursed the Advisor for any Excess Expenses, the Company’s waived fees, reimbursed expenses or directly paid expenses for such fiscal year exceed the Expense Cap applicable at that time, the Advisor shall promptly pay the Company an amount equal to the lesser of: (i) the amount by which the Company’s waived fees, reimbursed expenses or directly paid expenses for such fiscal year exceed the Expense Cap; and (ii) the amount of reimbursements for Excess Expenses paid by the Company to the Advisor in such fiscal year.

For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, the Advisor absorbed Other Operating Expenses of $646,313 and $909,879, respectively, and organizational costs of $0 and $1,296,462, respectively, on behalf of the Company, subject to recoupment pursuant to the terms of the Expense Limitation Agreement. In addition, for the three months ended September 30, 2023 and during the period from April 3, 2023 (commencement of operations) to September 30, 2023, the Advisor has paid $2.9 million in costs related to the setup of the credit facilities as Voluntary Expense Payments, subject to recoupment pursuant to the terms of the Expense Limitation Agreement. For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, the Company reimbursed the Advisor for $2,932,875 in Voluntary Expense Payments.
Other Related Party Transactions
During the period from April 3, 2023 (commencement of operations) to September 30, 2023, StepStone Private Credit Fund SP, a segregated portfolio of StepStone Private Credit Platform (Cayman) SPC, a Cayman Islands exempted company with limited liability and registered as a segregated portfolio company, who shares the same investment advisor as the Company, purchased 2,816,143 Shares from the Company in exchange for aggregate proceeds totaling $70,800,000.
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
Under the MassMutual SPV I Facility, the lenders have made commitments of $200.0 million. On September 26, 2023, SPV Facility I and MassMutual amended the MassMutual SPV I Facility (the “
MassMutual First Amendment
”). The MassMutual First Amendment, among other things, increased the commitments by the lenders to $250.0 million. Borrowings under the MassMutual SPV I Facility will generally bear interest at a rate per annum equal to Term SOFR plus a margin of 3.25%, with a 1.0% floor on Term SOFR. The MassMutual SPV I Facility is secured by all of the assets of SPV Facility I and a pledge over 100% of the equity interest the Company holds in SPV Facility I. The MassMutual SPV I Facility requires payment of (a) a non-use
fee during the
18-month
availability period of 0.40% on the difference between the average daily outstanding balance under the facility relative to the maximum amount of commitments at such time, and (b) after the
18-month
availability period until the stated maturity date, a utilization fee equal to the positive difference, if any, in respect of any period between (i) the amount of interest that would have accrued under the MassMutual SPV I Facility if the principal outstanding thereunder were equal to 75% of the maximum commitment amount in that period, and (ii) the amount of interest that actually accrued under the MassMutual SPV I Facility for such period on the loans advanced thereunder. The Advisor paid, on the Company’s behalf, a customary upfront 1.25% commitment fee in connection with the MassMutual SPV I Facility, which amount is subject to reimbursement by the Company under the Expense Limitation Agreement. The MassMutual SPV I Facility matures on March 31, 2033, unless sooner terminated in accordance with its terms.
As of September 30, 2023, the Company had an outstanding principal balance under the MassMutual SPV I Facility of $121,000,000. For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.44% and 8.39%, respectively. For the three months ended September 30, 2023 and period from April 3, 2023 (commencement of operations) to September 30, 2023, the average amount of borrowings were $82,250,000 and $52,759,669, respectively.
BMO SPV II Credit Facility
On May 1, 2023, the Company, through SPV Facility II as borrower, entered into a Loan and Security Agreement (the “
BMO Loan and Security Agreement
”) with Bank of Montreal, a (“
BMO
”), as the administrative agent, as collateral agent, and as a lender, and the other lenders party thereto from time to time, to provide SPV Facility II with a revolving credit facility (the “
BMO SPV II Credit Facility
”). BMO had made an initial commitment of $81.250 million under the BMO SPV II Credit Facility, with an accordion provision to permit increases to the total facility amount up to $100 million. On July 3, 2023, SPV Facility II and BMO entered into an amendment (the “BMO First Amendment”) to the BMO Loan and Security Agreement. The BMO First Amendment provides for, among other things, (1) a funded amount from the lenders of $100,750,000 as of the amendment effective date and (2) an increase in the maximum total commitments of the lenders under the accordion provision in the BMO Loan and Security Agreement to $125,000,000. Borrowings under the BMO SPV II Credit Facility generally bear interest at a rate per annum equal to Term SOFR plus a margin of 2.50% (subject to credit spread adjustments based on the weighted average spread of certain loan assets). The BMO SPV II Credit Facility is secured by a first priority security interest substantially all of the assets of SPV Facility II and a pledge over 100% of the Company’s equity interest in SPV Facility II.
The BMO SPV II Credit Facility matures on May 1, 2030, unless sooner terminated in accordance with its terms.

As of September 30, 2023, the Company had an outstanding principal balance under the BMO SPV II Credit Facility of $93,870,535. For the three months ended September 30, 2023 and period from April 3, 2023 (commencement of operations) to September 30, 2023, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.75% and 7.68%, respectively. For the three months ended September 30, 2023 and period from April 3, 2023 (commencement of operations) to September 30, 2023, the average amount of borrowings were $93,482,048 and $86,374,877, respectively.
For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility and the BMO SPV II Credit Facility (the “Lines of Credit”) amounted to 8.37% and 8.24%, respectively. The Company’s aggregate average amount of borrowings under the Lines of Credit for the three months ended September 30, 2023 and period from April 3, 2023 (commencement of operations) to September 30, 2023 amounted to $175,732,048 and $139,134,546, respectively.
5. Investments
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be
“non-controlled”
when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as
“non-affiliated”
when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities (and is not otherwise “controlled”). Under the 1940 Act,
“non-affiliated
investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled,
non-affiliated;
non-controlled,
affiliated; and controlled investments is contained in the consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled,
non-affiliated;
non-controlled,
affiliated; or controlled investments.
Investments at fair value and cost consisted of the following as of September 30, 2023:

	Amortized Cost	% of Total Investments	Fair Value	% of Total Investments	% of Net Assets
First Lien Senior Secured	$433,918,842	96.79%	$433,541,691	96.77%	173.73%
Second Lien Senior Secured	4,603,577	1.03%	4,616,512	1.03%	1.85%
CLO Warehouse	9,750,000	2.18%	9,846,007	2.20%	3.95%

Total investments	$448,272,419	100.00%	$448,004,210	100.00%	179.53%

The industry composition of investments as a percentage of total investments based on cost and fair value and as a percentage of net assets based on fair value as of September 30, 2023 was as follows:

	% of Total Investments Based on Amortized Cost	% of Total Investments Based on Fair Value	% of Total Investments Based on Net Assets
Industrials	34.77%	34.73%	62.35%
Consumer Discretionary	13.35%	13.37%	24.00%
Information Technology	12.95%	12.95%	23.25%
Real Estate	2.36%	2.37%	4.25%
Health Care	14.98%	14.95%	26.84%
Materials	4.40%	4.39%	7.89%
Financials	8.77%	8.80%	15.80%
Consumer Staples	6.07%	6.08%	10.92%
Communication Services	1.48%	1.49%	2.67%
Energy	0.87%	0.87%	1.56%

Total	100.00%	100.00%	179.53%

As of September 30, 2023, 97% of investments held were based in the United States within the following regions (based on fair value): Northeast 37%, Southeast 19%, Midwest 16%, Southwest 15% and West 10%. The remaining 3% of investments held was based in Cayman Islands (2%) and Jersey (1%).

6. Fair Value Measurements
The following table summarizes the fair value of the Company’s investments as of September 30, 2023:

Assets	Level 1	Level 2	Level 3	Total

First Lien Senior Secured Debt	$—	$—	$433,541,691	$433,541,691
Second Lien Senior Secured	—	—	4,616,512	4,616,512
CLO Warehouse	—	—	9,846,007	9,846,007

Total assets	$—	$—	$448,004,210	$448,004,210

The below tables present a summary of changes in fair value of Level 3 assets by investment type for the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023 :

	Beginning Balance at 6/30/2023	Net Purchases	Net Sales	Accreted Discounts/ Amortized Premiums	Realized Gain/(Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Balance 9/30/2023	Change in Unrealized Appreciation/ Depreciation for Level 3 Assets Still Held as of 9/30/2023

First Lien Senior Secured Debt	$188,491,055	$247,371,926	$(2,151,421)	$189,880	$17,402	$(377,151)	$—	$—	$433,541,691	$(377,151)
Second Lien Senior Secured	4,611,978	—	(11,727)	3,219	107	12,935	—	—	4,616,512	12,935
CLO Warehouse	—	9,750,000	—		—	96,007	—	—	9,846,007	96,007

Total	$193,103,033	$257,121,926	$(2,163,148)	$193,099	$17,509	$(268,209)	$—	$—	$448,004,210	$(268,209)

	Beginning Balance at 4/3/2023	Net Purchases	Net Sales	Accreted Discounts/ Amortized Premiums	Realized Gain/(Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Balance 9/30/2023	Change in Unrealized Appreciation/ Depreciation for Level 3 Assets Still Held as of 9/30/2023

First Lien Senior Secured Debt	$—	$441,504,876	$(7,950,739)	$342,722	$21,983	$(377,151)	$—	$—	$433,541,691	$(377,151)
Second Lien Senior Secured	—	4,621,260	(23,454)	5,550	221	12,935			4,616,512	12,935
CLO Warehouse	—	9,750,000	—	—	—	96,007			9,846,007	96,007

Total	$—	$455,876,136	$(7,974,193)	$348,272	$22,204	$(268,209)	$—	$—	$448,004,210	$(268,209)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value as of September 30, 2023	Valuation Techniques	Unobservable Input	Range / Percentage	Weighted Average (1)

First Lien Senior Secured Debt	$403,082,529	Yield Method	Market Yield Discount Spreads	4.03%-10.26%	6.20%
First Lien Senior Secured Debt	30,459,162	Recent Transaction	Transaction Price	98.01-100.07	99.05
Second Lien Senior Secured	4,616,512	Yield Method	Market Yield Discount Spreads	5.39%-6.59%	5.99%
CLO Warehouse	9,846,007	Cost plus excess spread	Excess spread	2.25%	Not applicable

Total Assets	$448,004,210

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
Debt Not Carried at Fair Value
The principal value of the MassMutual SPV I Facility and the BMO SPV II Credit Facility approximate fair value due to their variable rates and are included in Level 3 of the fair value hierarchy.
7. Income Taxes
Investment company taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in investment company taxable income until they are realized.
The aggregate cost of investments for U.S. federal income tax purposes is not materially different than the amortized cost of investments under U.S. GAAP.

8. Commitments & Contingencies
The Advisor had agreed to pay all of the Company’s organizational and Other Operating Expenses and, at the Advisor’s discretion, certain of the Company’s Specified Expenses under the Expense Limitation Agreement described above. The Company had no obligation to reimburse the Advisor for such advanced expenses until the time at which the Company received $100.0 million in gross proceeds from the sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time all expenses of the Company paid by the Advisor will be subject to recoupment by the Advisor. The recoupment is limited to the amount of the Expense Cap under the Expense Limitation Agreement (each as defined in Note 3 in these consolidated financial statements), unless the recoupment payment relates to Specified Expenses. Under the Expense Limitation Agreement, the Advisor is permitted to recoup from the Company any such amounts for a period not to exceed three years from the month in which such fees and expenses were paid. As of September 30, 2023, the Company had $2,206,341 in expenses subject to recoupment by the Advisor.
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

As of September 30, 2023, the Company had the following outstanding commitments to investments:

Investments	September 30, 2023

Accent Building Materials Holdings LLC Term B Delayed TL	$1,071,429
Accordion Partners LLC Revolving Loan	291,182
Accordion Partners LLC Third Amendment DDTL	436,773
Bobcat Purchaser, LLC Delayed Draw Term Loan	476,190
Cedar Services Group, LLC Delayed Draw Term B Loan	362,000
Citrin Cooperman Advisors LLC 2022-2 Incremental DDTL	1,140,133
Community Care Partners, LLC Delayed Draw Term B Loan	297,901
Crash Champions Intermediate, LLC Revolving Credit Loan	467,235
CVAUSA Management, LLC Primary DDTL	956,689
CVAUSA Management, LLC Secondary DDTL	400,475
ETE Intermediate II LLC Revolving Loan	235,715
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	1,666,667
Five Star Buyer, Inc. Delayed Draw Term Loan	237,838
FMG Suite Holdings, LLC Revolving Credit	268,911
Hanger, Inc. Incremental Delayed Draw Term Loan	619,787
Houseworks Holdings, LLC Delayed TL	2,500,000
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	1,000,000
Legitscript LLC Delayed Draw Loan	948,959
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	1,433,858
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	2,167,969
Loving Tan Intermediate II Inc. RC	140,000
ManTech International Corporation Delayed Draw Term Loan	614,940
Medical Device Inc. Revolving Loan	551,739
Neptune Flood Incorporated Revolving Loan	154,000
PracticeTek Purchaser, LLC Delayed Draw Term Loan	615,574
Refocus Management Services, LLC Delayed Draw Term B Loan	2,958,333
RPM Purchaser, Inc. Delayed Draw Term Loan B	1,071,429
Rural Sourcing Holdings, Inc. DDTL Loan	352,000
Rural Sourcing Holdings, Inc. Revolving Loan	264,000
SageSure Holdings, LLC Delayed Draw Term Loan	1,041,211
Signature Brands, LLC Term Loan	518,015
Sonny’s Enterprises, LLC Delayed Draw Tem Loan	900,000
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	430,010
Track Branson Opco, LLC, The Revolving Loan	237,838
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	1,511,214
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	672,075
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	195,254

Total unfunded commitments	$29,207,343

9. Net Assets
Distributions
On August 3, 2023, the Board declared a distribution on the Shares. The distribution is payable to shareholders of record as of September 29, 2023 and will be paid on November 1, 2023. The distribution will be paid in cash or reinvested in Shares for shareholders participating in the Company’s distribution reinvestment plan. The following table identifies distributions declared as of September 30, 2023:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount

August 3, 2023	September 29, 2023	November 1, 2023	$0.72	$7,000,000

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
For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) through September 30, 2023, the Company did not offer a Share repurchase and no Shares were repurchased.
10. Financial Highlights

		For the Period from
		April 3, 2023 (commencement
	Three Months Ended	of operations) to
	September 30, 2023	September 30, 2023

Per share data:
Net asset value, beginning of period	$25.77	$25.00
Net investment income (loss) (1)	0.76	1.53
Realized and unrealized gain (loss) on investment transactions (2)	(0.04)	(0.04)

Total from operations	0.72	1.49
Dividends declared	(0.72)	(0.72)

Total increase (decrease) in net assets	0.00	0.77

Net asset value, end of period	$25.77	$25.77

Shares outstanding, end of period	9,683,742	9,683,742
Total return (3)	2.79%	5.96%
Ratios / supplemental data
Ratio of gross expenses to average net assets (4)(5)(6)	2.82%	7.14%
Ratio of net expenses to average net assets (4)(5)(7)	2.06%	4.56%
Ratio of net investment income (loss) to average net assets (4)(5)	2.91%	5.97%
Net assets, end of period	$249,543,400	$249,543,400
Weighted average shares outstanding	8,170,814	5,230,510
Portfolio turnover rate (8)	0.59%	3.18%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
(2)	Includes balancing amounts necessary to reconcile the change in NAV per share for the period.
(3)
Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company’s distribution reinvestments plan), if any, divided by the NAV per share at the beginning of the period. Total return is for the period indicated and has not been annualized.

(4)	Ratios have not been annualized.
(5)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(6)	Ratio of gross expenses to average net assets is computed using expenses before waivers and expense support payments, if applicable.
(7)
Ratio of net expenses to average net assets is computed using total expenses, including the effects of management fee and incentive fee waivers and expense support payments (recoupments), which represented 0.47% and 0.30%, respectively, for the three months ended September 30, 2023 and 0.93% and 1.65%, respectively, for the period from April 3, 2023 (commencement of operations) to Setember 30, 2023 on average net assets.

(8)	Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported and has not been annualized.
11. Subsequent Events
The Company’s management has evaluated events subsequent to September 30, 2023 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.
On October 1, 2023, the Company sold 985,277.11
Shares in the Private Offering pursuant to subscriptions agreements entered into with the participating investors for aggregate consideration of

$
25.4
 million.
On November 2, 2023, the Board declared a distribution on the Shares equal to an aggregate amount up to the Company’s (i) taxable earnings, including net investment income (if positive) and capital gains, for the three months ended December 31, 2023 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q4 2023 Distribution”). The Q4 2023 Distribution is payable on January 31, 2024 to shareholders of record as of the close of business on December 31, 2023. The final amount of the Q4 2023 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q4 2023 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.
On November 8, 2023, the Company amended the Expense Limitation Agreement with the Advisor to clarify defined terms and the treatment of certain expenses.

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

Private Offering

We are conducting the continuous Private Offering of Shares in reliance on the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and/or pursuant to Regulation S under the Securities Act, in connection with which we have entered into, and expect to continue to enter into, Subscription Agreements with investors. Investors whose subscriptions for Shares are accepted by the Company will be admitted as members of the Company following payment of their capital contribution to the Company, pursuant to the terms of the Limited Liability Company Agreement. The Initial Closing of the Private Offering occurred on April 3, 2023, in connection with which we sold 741,800 Shares in exchange for gross proceeds of $18.5 million. We used the proceeds from the Initial Closing, along with borrowings under the MassMutual SPV I Facility, to purchase the Initial Portfolio on April 3, 2023, shortly prior to our election to be regulated as a BDC. As of September 30, 2023, we had sold an aggregate of 9,683,342 Shares in the Private Offering for total consideration of approximately $248.8 million.

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

Revenue

The Company generates revenue primarily in the form of interest income on debt investments it holds. In addition, the Company generates income from dividends or distributions of income on any direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. The secured debt (including first lien senior secured, unitranche and second lien debt) in which the Company invests generally has stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that the Company may make will generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. The Company’s debt investments typically bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is paid quarterly. In some instances, the Company receives payments on its debt investments based on scheduled amortization of the outstanding balances. In addition, the Company may receive repayments of some of its debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. The Company’s portfolio activity also reflects the proceeds of sales of securities. The Company may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.

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

Portfolio and Investment Activity

As of September 30, 2023, the Company had 151 investments in 108 portfolio companies across 10 industries. Based on fair value as of September 30, 2023, 100% of the Company’s debt portfolio was invested in debt bearing a floating interest rate. The weighted average interest rate across the Company’s portfolio investments was approximately 10.9% as of September 30, 2023.

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

As of September 30, 2023, our investment portfolio had no investments on non-accrual status.

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

Consolidated Results of Operations

The Company was formed on September 26, 2022 and commenced investment operations on April 3, 2023. The following table represents our operating results:

		For the Period from April 3, 2023
	Three Months Ended	(commencement of operations)
	September 30, 2023	to September 30, 2023
Total investment income	$10,564,966	$14,111,862
Less: Net expenses	$(4,378,691)	(6,112,457)

Net investment income (loss)	6,186,275	7,999,405

Net realized gain (loss)	$17,509	22,204
Net change in unrealized depreciation	(268,209)	(268,209)

Net increase (decrease) in Net Assets resulting from operations	$5,935,575	$7,753,400

Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

		For the Period from April 3, 2023
	Three Months Ended	(commencement of operations)
	September 30, 2023	to September 30, 2023
Investment income:
Interest income	$10,564,966	$14,111,862

Total Investment Income	$10,564,966	$14,111,862

For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, total investment income was driven by the Company’s deployment of capital and increasing invested balance of investments. The size of the Company’s investment portfolio at fair value was $448.0 million as of September 30, 2023 and, as of such date, all of the Company’s debt investments were income-producing.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2023, all of the Company’s debt investments were performing and current on their interest payments.

Expenses

Expenses were as follows:

		For the Period from April 3, 2023
	Three Months Ended	(commencement of operations)
	September 30, 2023	to September 30, 2023
Expenses
Interest expense	$3,860,023	$5,463,098
Organizational costs	—	1,296,462
Management fee	518,659	649,351
Professional fees	535,264	613,664
Income incentive fee	463,791	599,776
Administration fee	159,876	200,700
Directors’ fees	50,000	100,000
Custody fees	2,996	13,989
Other expenses	416,845	630,885

Total expenses	$6,007,454	$9,567,925

Less expense support payments by the Advisor	646,313	2,206,341
Waiver for management and incentive fees	982,450	1,249,127

Net expenses	$4,378,691	$6,112,457

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

Waivers include income incentive fee and management fee.

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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, we did not incur any excise tax.

Financial Condition, Liquidity and Capital Resources

The Company generates cash from the net proceeds from the Private Offering and from cash flows from interest and fees earned from its investments and principal repayments and proceeds from sales of its investments. The Company also funds a portion of its investments through borrowings from banks and issuances of senior securities, and intends to continue to do so during times prior to when the Company has fully invested the proceeds of any closing on Shares in the Private Offering. The Company’s primary use of cash will be to make investments in portfolio companies, payments of Company expenses, payments of cash distributions to shareholders and repurchases of Shares under the Company’s discretionary share repurchase program.

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

Cash Flows

As of September 30, 2023 we had $18.4 million in cash and cash equivalents. During the period from April 3, 2023 (commencement of operations) to September 30, 2023, we used $440.8 million in cash for operating activities, primarily as a result of funding of portfolio investments of $456.0 million, partially offset by repayment of portfolio investments of $8.0 million, and other operating activities of $7.2 million. Cash provided by financing activities was $459 million during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $248.8 million and borrowings of $248.9 million, partially offset by repayments of borrowings of $38.5 million.

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

The Company is subject to limitations on leverage applicable to BDCs under the 1940 Act. As a BDC, with certain limited exceptions, the Company is only permitted to borrow amounts such that the Company’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2023, our asset coverage ratio, as defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, was 218.6%.

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

On April 3, 2023, in connection with the acquisition of the Initial Portfolio, the Company, through SPV Facility I as borrower, entered into the MassMutual SPV I Facility with MassMutual, as the administrative agent and facility servicer, and the lenders party thereto from time to time. Under the MassMutual SPV I Facility, the lenders have made commitments of $200.0 million. On September 26, 2023, the Company, through SPV Facility I, entered into the MassMutual First Amendment increasing the maximum total commitments of the lenders from $200.0 million to $250.0 million, among other things. The MassMutual SPV I Facility is secured by all of the assets of SPV Facility I and a pledge over 100% of the equity interest the Company holds in SPV Facility I. See “Note 4. Borrowings” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information.

On May 1, 2023, the Company, through SPV Facility II as borrower, entered into the BMO Loan and Security Agreement with BMO to provide SPV Facility II with the BMO SPV II Credit Facility. On July 3, 2023, the two parties entered into the BMO First Amendment increasing the funded amount from $81.25 million to $100.75 million and increasing the maximum total commitments of the lenders from $100 million to $125 million subject to the satisfaction of certain conditions. The BMO SPV II Credit Facility is secured by a first priority security interest substantially all of the assets of SPV Facility II and a pledge over 100% of our equity interest in SPV Facility II. See “Note 4. Borrowings” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information.

As of September 30, 2023, the Company had outstanding borrowings of $214,870,535.

The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Distributions and Distribution Reinvestment

On August 3, 2023, the Board declared a distribution on Shares equal to an aggregate amount up to the Company’s (i) taxable earnings, including net investment income (if positive) and (ii) capital gains, for the period April 3, 2023 (commencement of operations) through September 30, 2023, which is payable on November 1, 2023 to shareholders of record as of September 29, 2023.

We expect to pay regular quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our investment company taxable income.

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, such as borrowings, return of capital or offering proceeds, and although we generally expect to fund distributions from cash flow from operations, we have not established limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from borrowings, return of capital or proceeds of the Private Offering will result in us having less funds available to acquire investments. As a result, the return investors realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from offering proceeds will dilute investors’ interest in us on a percentage basis and may impact the value of their investment especially if we sell these securities at prices less than the price an investor paid for their Shares. We believe the likelihood that we pay distributions from sources other than cash flow from operations will be higher in the early stages of the offering.

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

We did not repurchase any Shares during the period from April 3, 2023 (commencement of operations) through September 30, 2023.

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

We have also identified revenue recognition as a critical accounting policy. See “Note 2. Significant Accounting Policies” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information regarding the Company’s most significant accounting policies, including those relating to the valuation of its investment portfolio and revenue recognition. These significant accounting policies should be read in conjunction with the Company’s consolidated financial statements in “Item 1. Unaudited Consolidated Financial Statements” of Part I of this Report, “Item 1A. Risk Factors” in Part II of this Report, and “Item 1A. Risk Factors” in the Form 10.

As of September 30, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 179.5% of our total net assets.

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

In addition, we have entered into the Expense Limitation Agreement with the Advisor for a one-year term, the Limitation Period, which may be extended for a period of one year on an annual basis. Under the Expense Limitation Agreement, any Expense Payments will be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the Expense Cap. See Note 3. Related Party Transactions” in “Item 1. Unaudited Consolidated Financial Statements” and “Item 5. Other Information” in this Report for more information. As of September 30, 2023, the Company had $2,206,341 in expenses subject to recoupment by the Advisor.

If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we receive under the Advisory Agreement, the Sub-Advisory Agreement and the Administration Agreement.

MassMutual SPV I Facility

On April 3, 2023, in connection with the acquisition of the Initial Portfolio, the Company, through SPV Facility I as borrower, entered into a Loan and Security Agreement (the “MassMutual SPV I Facility”) with Massachusetts Mutual Life Insurance Company (“MassMutual”), as the administrative agent and facility servicer, and the lenders party thereto from time to time.

Under the MassMutual SPV I Facility, the lenders have made commitments of $200.0 million. On September 26, 2023, SPV Facility I and MassMutual entered into the MassMutual First Amendment. The MassMutual First Amendment increased the commitments by the lenders to $250.0 million, among other things. Borrowings under the MassMutual SPV I Facility will generally bear interest at a rate per annum equal to Term SOFR plus a margin of 3.25%, with a 1.0% floor on Term SOFR. The MassMutual SPV I Facility is secured by all of the assets of SPV Facility I and a pledge over 100% of the equity interest the Company holds in SPV Facility I. The MassMutual SPV I Facility requires payment of (a) a non-use fee during the 18-month availability period of 0.40% on the difference between the average daily outstanding balance under the facility relative to the maximum amount of commitments at such time, and (b) after the 18-month availability period until the stated maturity date, a utilization fee equal to the positive difference, if any, in respect of any period between (i) the amount of interest that would have accrued under the MassMutual SPV I Facility if the principal outstanding thereunder were equal to 75% of the maximum commitment amount in that period, and (ii) the amount of interest that actually accrued under the MassMutual SPV I Facility for such period on the loans advanced thereunder. The Advisor paid, on the Company’s behalf, a customary upfront 1.25% commitment fee in connection with the MassMutual SPV I Facility, which amount is subject to reimbursement by the Company under the Expense Limitation Agreement. The MassMutual SPV I Facility matures on March 31, 2033, unless sooner terminated in accordance with its terms.

As of September 30, 2023, the Company had an outstanding principal balance under the MassMutual SPV I Facility of $121,000,000. For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.44% and 8.39%, respectively. For the three months ended September 30, 2023 and period from April 3, 2023 (commencement of operations) to September 30, 2023, the average amount of borrowings were $82,250,000 and $52,759,669, respectively.

BMO SPV II Credit Facility

On May 1, 2023, the Company, through SPV Facility II as borrower, entered into a Loan and Security Agreement (the “BMO Loan and Security Agreement”) with Bank of Montreal, a (“BMO”), as the administrative agent, as collateral agent, and as a lender, and the other lenders party thereto from time to time, to provide SPV Facility II with a revolving credit facility (the “BMO SPV II Credit Facility”). BMO had made an initial commitment of $81.250 million under the BMO SPV II Credit Facility, with an accordion provision to permit increases to the total facility amount up to $100 million. On July 3, 2023, SPV Facility II and BMO entered into an amendment (the “BMO First Amendment”) to the BMO Loan and Security Agreement. The BMO First Amendment provides for, among other things, (1) a funded amount from the lenders of $100,750,000 as of the amendment effective date and (2) an increase in the maximum total commitments of the lenders under the accordion provision in the BMO Loan and Security Agreement to $125,000,000. Borrowings under the BMO SPV II Credit Facility generally bear interest at a rate per annum equal to Term SOFR plus a margin of 2.50% (subject to credit spread adjustments based on the weighted average spread of certain loan assets). The BMO SPV II Credit Facility is secured by a first priority security interest substantially all of the assets of SPV Facility II and a pledge over 100% of the Company’s equity interest in SPV Facility II.

The BMO SPV II Credit Facility matures on May 1, 2030, unless sooner terminated in accordance with its terms.

As of September 30, 2023, the Company had an outstanding principal balance under the BMO SPV II Credit Facility of $93,870,535. For the three months ended September 30, 2023 and period from April 3, 2023 (commencement of operations) to September 30, 2023, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.75% and 7.68%, respectively. For the three months ended September 30, 2023 and period from April 3, 2023 (commencement of operations) to September 30, 2023, the average amount of borrowings were $93,482,048 and $86,374,877, respectively.

For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility and the BMO SPV II Credit Facility (the “Lines of Credit”) amounted to 8.37% and 8.24%, respectively. The Company’s aggregate average amount of borrowings under the Lines of Credit for the three months ended September 30, 2023 and period from April 3, 2023 (commencement of operations) to September 30, 2023 amounted to $175,732,048 and $139,134,546, respectively.

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

As of September 30, 2023, we had the following outstanding commitments to fund investments. As of September 30, 2023, we believe we have adequate financial resources to satisfy such commitments.

Investments	September 30, 2023
Accent Building Materials Holdings LLC Term B Delayed TL	$1,071,429
Accordion Partners LLC Revolving Loan	291,182
Accordion Partners LLC Third Amendment DDTL	436,773
Bobcat Purchaser, LLC Delayed Draw Term Loan	476,190
Cedar Services Group, LLC Delayed Draw Term B Loan	362,000
Citrin Cooperman Advisors LLC 2022-2 Incremental DDTL	1,140,133
Community Care Partners, LLC Delayed Draw Term B Loan	297,901
Crash Champions Intermediate, LLC Revolving Credit Loan	467,235
CVAUSA Management, LLC Primary DDTL	956,689
CVAUSA Management, LLC Secondary DDTL	400,475
ETE Intermediate II LLC Revolving Loan	235,715
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	1,666,667
Five Star Buyer, Inc. Delayed Draw Term Loan	237,838
FMG Suite Holdings, LLC Revolving Credit	268,911
Hanger, Inc. Incremental Delayed Draw Term Loan	619,787
Houseworks Holdings, LLC Delayed TL	2,500,000
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	1,000,000
Legitscript LLC Delayed Draw Loan	948,959
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	1,433,858
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	2,167,969
Loving Tan Intermediate II Inc. RC	140,000
ManTech International Corporation Delayed Draw Term Loan	614,940
Medical Device Inc. Revolving Loan	551,739
Neptune Flood Incorporated Revolving Loan	154,000
PracticeTek Purchaser, LLC Delayed Draw Term Loan	615,574
Refocus Management Services, LLC Delayed Draw Term B Loan	2,958,333
RPM Purchaser, Inc. Delayed Draw Term Loan B	1,071,429
Rural Sourcing Holdings, Inc. DDTL Loan	352,000
Rural Sourcing Holdings, Inc. Revolving Loan	264,000
SageSure Holdings, LLC Delayed Draw Term Loan	1,041,211
Signature Brands, LLC Term Loan	518,015
Sonny’s Enterprises, LLC Delayed Draw Tem Loan	900,000
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	430,010
Track Branson Opco, LLC, The Revolving Loan	237,838
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	1,511,214
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	672,075
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	195,254

Total unfunded commitments	$29,207,343

Recent Developments

On October 1, 2023, the Company sold 985,277.11 Shares in the Private Offering pursuant to subscriptions agreements entered into with the participating investors for aggregate consideration of $25.4 million.

On November 2, 2023, the Board declared the Q4 2023 Distribution on Shares equal to an aggregate amount up to the Company’s (i) taxable earnings, including net investment income (if positive) and capital gains, for the three months ended December 31, 2023 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company. The Q4 2023 Distribution is payable on January 31, 2024 to shareholders of record as of the close of business on December 31, 2023. The final amount of the Q4 2023 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q4 2023 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

On November 8, 2023, the Company amended the Expense Limitation Agreement with the Advisor to clarify defined terms and the treatment of certain expenses. See “Item 5. Other Information” in this Report for more information.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2023, were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (Decrease) in	Decrease (Increase) in	Net Increase (Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Income
Down 200 basis points	(282,237)	109,262	(172,975)
Down 150 basis points	(211,678)	81,946	(129,731)
Down 100 basis points	(141,119)	54,631	(86,488)
Down 50 basis points	(70,559)	27,315	(43,244)
Up 50 basis points	70,559	(27,315)	43,244
Up 100 basis points	141,119	(54,631)	86,488
Up 150 basis points	211,678	(81,946)	129,731
Up 200 basis points	282,237	(109,262)	172,975

This analysis is indicative of the potential impact on our net investment income as of September 30, 2023, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the MassMutual SPV I Facility and the BMO SPV II Credit Facility and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after September 30, 2023 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

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

Changes in Internal Control Over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Sales of Unregistered Equity Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any equity securities during the three months ended September 30, 2023 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Amended and Restated Expense Limitation Agreement

On November 8, 2023, we and the Advisor amended and restated the Expense Limitation Agreement (the “Amended Expense Limitation Agreement”). Under the Amended Expense Limitation Agreement, which is in effect for the same Limitation Period, unless extended by us and the Advisor pursuant to its terms, the Advisor has agreed that it will pay, absorb or reimburse (each such payment, absorption or reimbursement, a “Required Expense Payment”) our aggregate monthly Other Operating Expenses on our behalf (which, for the avoidance of doubt, may include any Other Operating Expenses incurred prior to the effective date of the Advisory Agreement), to ensure that our aggregate monthly Other Operating Expenses during the Limitation Period do not exceed the 1.00% Expense Cap. For any month in which our aggregate monthly Other Operating Expenses exceed the Expense Cap, the Advisor will make a Required Expense Payment to the extent necessary to eliminate such excess. The Advisor may also directly pay expenses on our behalf and waive reimbursement under the Amended Expense Limitation Agreement. For purposes of the Amended Expense Limitation Agreement, Other Operating Expenses includes all of our O&O Expenses but exclude the “Specified Expenses” as defined in the Amended Expense Limitation Agreement and described below.

Under the Amended Expense Limitation Agreement, the Advisor may also elect to pay or reimburse Voluntary Expense Payments on our behalf, including all or any portion of a Specified Expense. However, no portion of a Voluntary Expense Payment will be used to pay any of our interest expense or shareholder servicing and/or distribution fees. When making a Voluntary Expense Payment, the Advisor will designate, as it deems necessary or advisable, what type of expense it is paying.

Due to the fact that we have exceeded the Offering Proceeds Threshold under the Amended Expense Limitation Agreement, any Expense Payments will be subject to recoupment by the Advisor in accordance with the below-described limitations and provisions to the extent that such recoupment would not cause us to exceed the Expense Cap.

The Expense Cap on Other Operating Expenses under the Amended Expense Limitation Agreement excludes the following “Specified Expenses”: (i) the Base Management Fee; (ii) all fees and expenses charged by the non-affiliated investment managers of the underlying funds and other specialty finance debt, and other investments in which we invest (including management fees, performance or incentive fees and redemption or withdrawal fees, however titled or structured); (iii) the Incentive Fee; (iv) transactional costs and expenses associated with the acquisition and disposition of our investments (whether or not consummated), including due diligence costs, legal costs and brokerage commissions, and sourcing and servicing or related fees incurred by us in connection with the servicing by non-affiliated third parties of, and other related administrative services provided by non-affiliated third parties with respect to, our investments; (v) interest payments incurred on borrowings by us or our subsidiaries; (vi) fees and expenses incurred in connection with any credit facility obtained by us or any of our subsidiaries, including any expenses for acquiring ratings related to the credit facilities; (vii) distribution and shareholder servicing fees, as applicable; (viii) taxes; and (ix) extraordinary expenses resulting from events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence, including, without limitation, costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or similar proceeding, indemnification expenses, and expenses in connection with holding and/or soliciting proxies for all annual and other meetings of our shareholders.

If the Other Operating Expenses for any month exceed the Expense Cap, the Advisor will waive the Base Management Fee, Incentive Fee and/or reimburse us for expenses to the extent necessary to eliminate such excess. Under the Amended Expense Limitation Agreement, we have agreed to carry forward the amount of any Expense Payment made by the Advisor (“Excess Expenses”) for a period not to exceed three years from the end of the month in which such fees and expenses were waived, reimbursed or paid by the Advisor, and to reimburse the Advisor in the amount of such Excess Expenses (other than Excess Expenses attributable to Specified Expenses) as promptly as possible, on a monthly basis, even if such reimbursement occurs after the termination of the Limitation Period, provided that the Other Operating Expenses have fallen to a level below the Expense Cap and such reimbursement amount does not raise the level of waived fees, reimbursed expenses or directly paid expenses in the month the reimbursement is being made to a level that exceeds the Expense Cap applicable at that time. Subject to the limitations described above, we are obligated to reimburse or pay the Advisor for all or any portion of the Excess Expenses attributable to Specified Expenses upon receiving a written request from the Advisor for recoupment (which request may be for all or any portion of such Excess Expenses attributable to Specified Expenses), regardless of whether the Other Operating Expenses have fallen to a level below the Expense Cap.

Under the Amended Expense Limitation Agreement, if at the end of any fiscal year in which we have reimbursed the Advisor for any Excess Expenses, the Other Operating Expenses for such fiscal year exceed the Expense Cap applicable at that time, the Advisor will promptly pay the BDC an amount equal to the lesser of: (i) the amount by which the Other Operating Expenses for such fiscal year exceed the Expense Cap; and (ii) the amount of reimbursements for Excess Expenses (other than Excess Expenses attributable to Specified Expenses) paid by us to the Advisor in such fiscal year; any such payment by the Advisor to us pursuant to the foregoing will be subject to later reimbursement by us in accordance with the terms of the Amended Expense Limitation Agreement.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

No.	Exhibit

2.1	Participation and Assignment Agreement, dated as of April 3, 2023, between SC Co-Investments Private Debt Fund L.P. and SPV Facility I LLC^ (1)

3.1	Certificate of Formation of the Company(2)

3.2	Limited Liability Company Agreement of the Company(2)

10.1	Amended and Restated Expense Limitation and Reimbursement Agreement, dated as of November 8, 2023*

10.2	Amendment No. 1 to Loan and Security Agreement, dated as of July 3, 2023, among the Company, SPV Facility II, and BMO, as a lender and as administrative agent(3)

10.3	First Amendment to Loan and Security Agreement, dated as of September 26, 2023, among the Company, SPV Facility I LLC, as the borrower, the lenders party thereto, and Massachusetts Mutual Life Insurance Company, as the administrative agent(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended**

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

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
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-56505) filed on July 3, 2023 and incorporated herein by reference
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-56505) filed on September 29, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPSTONE PRIVATE CREDIT FUND LLC

Date: November 9, 2023	By:	/s/ Darren Friedman
Darren Friedman
Chief Executive Officer

Date: November 9, 2023	By:	/s/ Joseph Cambareri
Joseph Cambareri
Chief Financial Officer