Form 10-K
period 2023-12-31
Stepstone Private Credit Fund LLC
filed 2024-03-25
CIK 1950803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from

to

Commission file number
814-01624

StepStone Private Credit Fund LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	92-0758580
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

277 Park Avenue, 44th Floor
New York, New York	10172
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (212)
351-6100
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Limited Liability Company Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company.
See
the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Securities Exchange Act of 1934). Yes ☐ No ☒
There is
no established public market for the registrant’s limited liability company interests.
As of March 25, 2024, the registrant
had
14,926,800 shares of its limited liability company interests outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.
Auditor Firm ID: 0042    Auditor Name: Ernst & Young LLP  Auditor Location: New York, NY

STEPSTONE PRIVATE CREDIT FUND LLC
FORM
10-K
FOR THE PERIOD ENDED DECEMBER 31, 2023

EXPLANATORY NOTE
Except as otherwise specified in this Annual Report on Form
10-K
(the “Report”), the terms:

•	“we,” “us,” “our” and the “Company” refer to StepStone Private Credit Fund LLC;

•	“Advisor” and our “Investment Advisor” refer to StepStone Group Private Debt LLC, our investment adviser;

•	“SGEAIL” and “Sub-Advisor” refer to StepStone Group Europe Alternative Investments Limited, our investment sub-adviser; and

•	“Advisor” refers collectively to the Advisor and the Sub-Advisor.
We are externally managed by the Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “
Advisers Act
”), which is affiliated with StepStone Group LP (“
StepStone Group
”). For the avoidance of doubt, we are not a subsidiary of or consolidated with StepStone Group. Furthermore, StepStone Group does not have any obligation, contractual or otherwise, to financially support us.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in this Report (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company and the Advisor. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements.
Any forward-looking information in this Report should be read in conjunction with the information included in “Item 8. Consolidated Financial Statements.” Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by the Company or the Advisor that the Company’s plans and objectives will be achieved. The forward-looking statements in this Report relate to future events or the Company’s future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Item 1A of this Report and elsewhere in this Report. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. The Company does not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.
The forward-looking statements in this Report are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	the Company’s future operating results;

•	conditions affecting the financial and capital markets, including with respect to changes from the impact of any global pandemic;

•	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

•	actual and potential conflicts of interest with the Advisor and its affiliates;

•	interest rate volatility;

•	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;

•	the impact of increased competition;

•	the Company’s contractual arrangements and relationships with third parties;

•	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

•	the ability of the Company’s portfolio companies to achieve their objectives;

•	the relative and absolute performance of the Advisor;

•	the ability of the Advisor and their affiliates to attract and retain talented professionals;

•	the Company’s use of borrowings and expected financings to fund investments;

•	the adequacy of the Company’s financing sources and working capital;

•	the timing and amount of cash flows, if any, from the operations of the Company’s portfolio companies;

•	the ability of the Advisor to locate suitable investments for the Company, to monitor and administer the Company’s investments and to implement plans to achieve the Company’s investment objectives;

•	the Company’s ability to pay dividends or make distributions;

•	the risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;

•	the impact of future acquisitions and divestitures;

•	the Company’s ability to qualify and maintain our qualification as a RIC under the Code; and

•	future changes in laws or regulations, including tax laws and regulations and interpretations thereof, and conditions in the Company’s operating areas.
Investors are advised to consult any additional disclosures that the Company makes directly to investors or through reports that the Company has filed or will file with the U.S. Securities and Exchange Commission (the “SEC”), including our future annual reports on Form
10-K,
quarterly reports on Form
10-Q
and current reports on Form
8-K.
The Company is not able to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I
Item 1. Business
Overview
The Company was formed on September 26, 2022, as a Delaware limited liability company. The Company is a non-diversified,
externally managed
closed-end
management investment company that was organized to achieve attractive risk-adjusted returns mainly by investing in various credit-related strategies.
We filed an election to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) on April 3, 2023 (the “BDC Election Date”). In addition, we expect to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and expect to maintain our qualification as a RIC annually thereafter. As a BDC and a RIC, we must comply with certain regulatory requirements. See “Item 1. Business – Regulation as a BDC” and “Item 1. Business – Certain U.S. Federal Income Tax Considerations.”
We are a
non-exchange
traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares are intended to be sold by the BDC monthly on a continuous basis at a price generally equal to the BDC’s monthly net asset value (“NAV”) per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their shares on a quarterly basis at NAV, but we are not obligated to offer to repurchase any shares of our limited liability company interests (“Shares”) in any particular quarter. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual
funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our Limited Liability Company Agreement (as amended, restated, and otherwise modified from time to time, the “Limited Liability Company Agreement”) or otherwise to effect a liquidity event at any time
.
Our Board of Directors (the “Board” or the “Board of Directors”) may, in its sole discretion, determine to cause the Company to conduct a “Liquidity Event,” which is defined as including (1) an initial public offering (“IPO”) or other listing of the Shares on a national securities exchange (an “Exchange Listing”), or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of the Company’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. A Sale Transaction also may include a sale, merger or other transaction with one or more affiliated investment companies managed by the Advisor or an affiliate thereof. The decision to cause the Company to conduct a Liquidity Event will take into consideration factors such as prevailing market conditions at the time and the Company’s portfolio composition. The ability of the Company to commence and consummate a Liquidity Event is not assured, and will depend on a variety of factors, including the size and composition of the Company’s portfolio and prevailing market conditions at the time.
Until such time as the Board determines to cause the Company to conduct a Liquidity Event, the Company will remain a privately offered BDC and, in its commercially reasonable judgment, will conduct quarterly repurchases of its Shares. See “Item 1. Business – Share Repurchase Program.”
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

Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (“Private Credit”). We define Private Credit to consist primarily of the following:

(1)
direct Loans to U.S. private middle-market companies that are privately originated and negotiated directly by a non-bank
lender (for example, traditional direct lenders include asset management firms (on behalf of their investors), insurance companies, BDCs and specialty finance companies) primarily including (a) first lien senior secured and unitranche loans, (b) second lien, unsecured, subordinated or mezzanine loans and structured credit and (c) other Loans,

(2)	investments in bank Loans to private middle-market companies, including securities representing ownership or participation in a pool of such Loans,

(3)
notes or other pass-through obligations representing the right to receive the principal and interest payments on direct Loans to private middle-market companies (or fractional portions thereof) (the investments described in clauses (1), (2) and (3) collectively referred to as the “Lending Strategy”), and

(4)
investments in companies and/or private investment funds (primarily private funds that are excluded from the definition of “investment company” pursuant to Sections 3(c)(1) or 3(c)(7) of the 1940 Act) that primarily hold direct Loans to private middle market companies and other specialty finance debt (the investments described in clause (4) collectively referred to as “Underlying Funds”). Our investments in private investment funds and investment vehicles that are excluded from the definition of “investment company” pursuant to Sections 3(c)(1) or 3(c)(7) of the 1940 Act will be limited to no more than 15% of our net assets. In determining whether we have invested at least 80% of our total assets (net assets plus borrowings for investment purposes) in Private Credit investments, we intend to look through the Underlying Funds to their underlying investments.

If we change our 80% test, we will provide shareholders with at least 60 days’ advance notice of such change. “Loans,” as used in this Report, refers to loans of any type including, but not limited to, loan promissory notes, secured or unsecured loans, debtor-in-possession
loans, priority or lien loans, assignments, participations or sub-interests
in loans, syndicated loans, term loans, revolving loans, delayed draw loans or synthetic interests in loans. In connection with a direct Loan, the Company may receive non-cash
income features, including
payment-in-kind
(“PIK”) interest and original issue discount (“OID”) and, to a lesser extent, the Company may invest in warrants or other equity securities of borrowers. The Company may make investments at different levels of a borrower’s capital structure or otherwise in different classes of a borrower’s securities, to the extent permitted by law.
The Company’s investments in Underlying Funds are primarily made on a fund-of-funds
basis in private investment funds and investment vehicles that are excluded from the definition of “investment company” pursuant to Sections 3(c)(1) or 3(c)(7) of the 1940 Act, which are managed by non-affiliated
third-party managers that operate various Private Credit-related strategies (collectively, the “Underlying Funds Strategy”). Some of these Underlying Funds may from time to time sell seasoned Loans to the Company or other third parties. While the Company’s investments in Underlying Funds will generally focus on such private funds, the Company may invest in the equity or debt of both traded and non-traded
registered
closed-end
funds and BDCs that primarily originate and manage private middle market and specialty finance debt, subject to compliance with the 1940 Act limitations on such investments.
In assessing Underlying Funds, the Advisor will assess the Underlying Funds’ strategies with a view to whether such strategies offer attractive risk-adjusted returns, diversified exposures, capital deployment management, market capacity and experienced investment managers.
The managers or general partners of the Underlying Funds may impose management fees or performance-based fees, a proportionate share of which will be borne by the Company and, indirectly, its shareholders. With respect to investments approved by the Advisor that are sourced by Lending Sources or through Underlying Funds, the

Company may be required to pay an origination or similar fee in connection with making such investment, which fees will be indirectly borne by the Company’s shareholders and are in addition to the fees charged to the Underlying Funds by their managers or general partners.
To a lesser extent, we may make Private Credit and/or opportunistic investments in asset-backed securities representing ownership or participation in a pool of direct Loans; equity of U.S. private middle-market companies; high yield securities, including securities representing ownership or participation in a pool of such securities; special purpose vehicles (“SPVs”) and/or joint ventures that primarily hold loans or credit-like securities; collateralized loan obligation (“CLO”)-related strategies (including equity, warehousing and mezzanine); convertible debt;
non-corporate
lending (including, for example and without limitation, core and transitionary real estate, structured products and infrastructure-related debt); other lending (including, for example, trade and supply chain finance, equipment leasing, marketplace lending (consumers, lending to lenders, etc.), insurance-linked strategies and instruments, royalties, aviation financing, shipping, residential whole loan real estate, life settlements, litigation financing, regulatory capital financing and net asset value lending);
non-performing
Loans (including, for example, U.S. residential mortgage loans and
non-U.S.
business loans). The Company may also opportunistically invest, on a limited basis, in publicly traded securities of large corporate issuers and liquid credit (including, for example, long/short credit (including public securities) and non-control
distressed strategies).
To a lesser extent, the Company expects to implement its Lending Strategy and Underlying Funds Strategy via secondary market transactions (“Secondary Investments” or “Secondaries”) where all or a substantial portion of the capital has already been invested and expects to allocate a smaller share of the Company’s available capital to Underlying Funds on a primary basis where the capital is largely deployed at the time of commitment (“Primary Fund Investments”). See “Item 1. Business – Investment Objectives and Strategy
.
”
As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies. We may also invest up to 30% of our portfolio opportunistically in
“non-qualifying”
portfolio investments, such as investments in
non-U.S.
companies. Most of our investments will be in private U.S. companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of their assets in private U.S. companies) we also expect to invest to some extent in European and other
non-U.S.
companies. We do not expect to invest in emerging markets. We generally expect that our investments in Underlying Funds will not be considered “qualifying” assets under Section 55(a) of the 1940 Act.
There can be no assurance that the Company will achieve its investment objectives.
The Company has five direct or indirect wholly owned subsidiaries—SPV Facility I LLC (“SPV Facility I”), StepStone Great Lakes SPV Facility II LLC (“SPV Facility II”), Stepstone SPV Facility III LLC (“SPV Facility III”), StepStone SPV Facility IV Intermediate Holdco LLC (“SPV Facility IV Intermediate Holdco”) and Stepstone SPV Facility IV LLC (“SPV Facility IV”)—all of which are bankruptcy remote SPVs organized as Delaware limited liability companies. SPV Facility I, SPV Facility II and SPV Facility III were established to be utilized in connection with secured revolving credit facilities or other secured financing arrangements whereby creditors have a claim on the relevant SPV’s assets prior to those assets becoming available to the relevant SPV’s equity holder.
The Company does not intend to create or acquire primary control of any entity which engages in investment activities in securities or other assets, other than entities wholly-owned by the Company. The Company will comply with the provisions of the 1940 Act governing capital structure and leverage on an aggregate basis with its subsidiaries that engage in investment activities in securities and other assets that are wholly-owned by the Company, including SPV Facility I, SPV Facility II, SPV Facility III, SPV Facility IV Intermediate Holdco and SPV Facility IV. Any investment adviser to such subsidiary will comply with the provisions of the 1940 Act relating to investment advisory contract approval as if it were an investment adviser to an investment company under the 1940 Act. Each such subsidiary will also comply with the provisions of the 1940 Act relating to affiliated transactions and custody requirements and will be subject to the same principal investment strategies and principal risks of the Company. Each of SPV Facility I, SPV Facility II, SPV Facility III, SPV Facility IV Intermediate Holdco and SPV Facility IV uses the same custodian as the Company.
Initial Portfolio and MassMutual SPV I Facility
On April 3, 2023, shortly prior to our election to be regulated as a BDC, and in order to avoid the blind pool-aspects typically associated with the launch of a new fund, we, through our wholly-owned subsidiary, SPV Facility I, acquired from an affiliated fund managed by SGEAIL (the “Seller”), a select portfolio of first lien, senior secured Private Credit investments in, and funding obligations to, well-established middle-market businesses that operate across a wide range of industries (the “Initial Portfolio”). See “Item 1A. Risk Factors – Risks and Potential Conflicts of Interest Related to the Initial Portfolio Transaction”. We used the proceeds from the initial closing (the “Initial Closing”) of the Private Offering (as defined below), in connection with which we received approximately $18.5 million of gross proceeds, along with borrowings under the MassMutual SPV I Facility (as defined below), to purchase the Initial Portfolio. SPV Facility I purchased the Initial Portfolio pursuant to the terms of a Participation and Assignment Agreement by and between SPV Facility I and the Seller (the “Initial Portfolio Transfer Agreement”).
The Initial Portfolio was comprised of U.S. dollar-denominated investments that we believe reflected attractive spreads and fundamentals as compared to the broader direct lending market and provide us with a sound foundation for the start of our business. The investments and unfunded obligations in the Initial Portfolio are consistent with our investment objectives and the investment requirements set forth under the 1940 Act.
The aggregate purchase price (the “Purchase Price”) for the Initial Portfolio was $37.4 million, which was equal to the sum of the fair values of each asset and unfunded commitment in the Initial Portfolio as of the time immediately prior to closing under the Initial Portfolio Transfer Agreement. For purposes of determining the Purchase Price, the assets and unfunded commitments in the Initial Portfolio were valued as of February 28, 2023 by an independent third-party valuation firm. In connection with the closing under the Initial Portfolio Transfer Agreement and the acquisition of the Initial Portfolio, the Advisor conducted certain valuation procedures to confirm whether there had been any material changes to the fair value of the investments and obligations in the Initial Portfolio since February 28, 2023 and adjusted the Purchase Price in accordance with the terms of the Initial Portfolio Transfer Agreement to reflect the fair value of the investments and obligations in the Initial Portfolio as of the time immediately prior to closing under the Initial Portfolio Transfer Agreement.
 See Amendment No. 2 to our registration statement on Form 10, filled with the SEC on May 23, 2023 (the “Form 10”), for more details regarding the Initial Portfolio, including an unaudited schedule of investments, as of April 3, 2023, with respect to the Initial Portfolio.
On April 3, 2023, in connection with the acquisition of the Initial Portfolio, we, through SPV Facility I as borrower, entered into a Loan and Security Agreement (as amended from time to time the “MassMutual SPV I Facility”) with Massachusetts Mutual Life Insurance Company (“MassMutual”), as the administrative agent and facility servicer, and the lenders party thereto from time to time. Under the MassMutual SPV I Facility, the lenders made initial commitments of $200,000,000. On September 26, 2023, we, through SPV Facility I, amended the Loan and Servicing Agreement governing the MassMutual SPV I Facility (as amended, the “MassMutual Loan and Servicing Agreement”), by executing the First Amendment to Loan and Servicing Agreement, dated as of September 26, 2023 (the “MassMutual SPV I Facility Amendment”). The MassMutual SPV I Facility Amendment, among other things, increased the aggregate commitments from lenders under the MassMutual SPV I Facility to $250,000,000 from $200,000,000. The MassMutual SPV I Facility is secured by all of the assets of SPV Facility I and a pledge over 100% of the equity interest the Company holds in SPV Facility I.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” in Part II of this Report for more information.

The Advisor
The Company is externally managed by the Advisor, StepStone Group Private Debt LLC, a Delaware limited liability company registered with the SEC as an investment adviser under the Advisers Act, pursuant to an Investment Advisory Agreement (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is responsible for the overall management of the Company’s activities. The Advisor also serves as the Company’s administrator pursuant to an administration agreement (the “Administration Agreement”) and performs certain administrative, accounting and other services for the Company. The Advisor manages the Company’s day-to-day
operations, subject to the supervision of the Board, a majority of the members of which are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Advisor is a wholly-owned subsidiary of Swiss Capital Alternative Investments AG (“SCAI”), which is a member of the StepStone group of companies, as discussed below.
The Advisor has entered into a resource sharing agreement (“Resource Sharing Agreement”) with an affiliate, StepStone Group, under which certain designated employees of StepStone Group will provide services, including investment advisory, portfolio management and other services, to the Advisor. StepStone Group is an international investment manager, primarily with respect to private markets, that, together with its affiliates, has approximately $28.0 billion of private debt assets under management as of December 31, 2023 and provides investment management services to institutional and private clients and collective investment schemes.
In consideration of certain administrative, accounting and other services that the Advisor performs for the Company, or oversees the performance of, under the Administration Agreement, the Company pays the Advisor an administration fee (the “Administration Fee”) in an amount up to 0.30% on an annualized basis of the Company’s net assets. From the proceeds of the Administration Fee, the Advisor pays SEI Investments Global Funds Services (the
“Sub-Administrator”)
a
sub-administration
fee (the
“Sub-Administration
Fee”) to provide certain outsourced administration and outsourced accounting services for the Company.
SCAI is an international alternative asset manager that, together with its subsidiaries, provides investment management services to institutional and private clients and collective investment schemes. SCAI is a limited liability company incorporated in 1998 and has its offices at Klausstrasse 4, 8008 Zurich, Switzerland. SCAI is regulated as a Manager of Collective Assets by the Swiss Financial Market Supervisory Authority FINMA (former Swiss Federal Banking Commission). SCAI’s principal business is investment management of which a core aspect is the management of collective investment schemes such as the Company. In addition, SCAI provides investment management services to institutional and private clients. It is also involved in corporate finance and in designing and offering structured investment products to clients.
SCAI is a subsidiary of StepStone Group Inc. (“SSG”), which is the sole managing member of StepStone Group Holdings LLC, which in turn is the general partner of StepStone Group (collectively, with SSG and their consolidated subsidiaries, “StepStone”). StepStone is a global private markets investment firm focused on providing customized investment solutions and advisory, data and administrative services to its clients. StepStone’s clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, including high-net-worth
and mass affluent individuals. StepStone partners with its clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds, acquiring stakes in existing funds on the secondary market and investing directly into companies.
The Advisor was formed on September 21, 2022 and is located at 277 Park Avenue, 44th Floor, New York, New York 10172.

The
Sub-Advisor
The Advisor has engaged SGEAIL to act as our
sub-advisor
pursuant to a
sub-advisory
agreement by and among the Advisor, SGEAIL, and the Company (the
“Sub-Advisory
Agreement”), to provide certain ongoing,
non-discretionary
investment advice and services to the Advisor in regard to the Advisor’s management of the Company. Under the
Sub-Advisory
Agreement, SGEAIL is responsible for providing ongoing investment advice and services to the Advisor in respect of the Company’s investments, including, but not limited to:

•	providing investment recommendations in respect of the Underlying Funds Strategy;

•	providing allocation recommendations and deploying commitment and over-commitment models and strategies in respect of the Lending Strategy;

•	identifying and managing portfolio risk through tracking commitments, capital calls, distribution variations, and valuations, among other factors;

•	identifying investment opportunities resulting from fundamental financial analysis and initial due diligence performed on investments (actual or contemplated); and

•
tracking and monitoring the continuing operations, management, financial condition and other pertinent details and information and conducting ongoing due diligence as to Company allocations of assets in respect of the Underlying Funds Strategy.

SGEAIL is an alternative assets investment manager based in Dublin, Ireland and is a wholly-owned subsidiary of SCAI. SGEAIL was organized as an Irish private limited company and has been providing investment advisory services since 2005. SGEAIL provides investment management and supervisory services to institutional investors worldwide, primarily with respect to private markets. SGEAIL also sponsors and advises private markets funds with a variety of investment strategies. SGEAIL’s full range of private markets services also includes private markets monitoring and reporting services.
SGEAIL focuses on investments in private debt, offering tailored multi-manager mandates to clients, as well as in hedge funds through its fund of hedge funds. SGEAIL acts as a discretionary or nondiscretionary investment manager to institutional entities, pooled investment vehicles and individual portfolio investments. SGEAIL also provides non-discretionary
private markets monitoring and reporting services, to institutional clients.
Private Offering of Shares
We are conducting a continuous private offering (the “
Private Offering
”) of our Shares in reliance on the exemption provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and/or Regulation S under the Securities Act. In connection with the Private Offering, we have entered into, and expect to continue to enter into, subscription agreements with investors (each, a “Subscription Agreement”). Investors whose subscriptions for Shares are accepted by the Company will be admitted as members of the Company (“shareholders”) following payment of their capital contribution to the Company, pursuant to the terms of the Limited Liability Company Agreement. The Initial Closing of the Private Offering occurred on April 3, 2023, in connection with which we sold 741,800 Shares in exchange for gross proceeds of $18.5 million.
In connection with the Private Offering, we intend to hold monthly closings in connection with which we will issue Shares to investors for immediate cash investment; provided that we retain the right, if determined by us in our sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by us, more or less frequently to one or more investors for regulatory, tax or other reasons as we may determine to be appropriate. We reserve the right to conduct additional offerings of securities in the future in addition to the Private Offering.
We are initially offering to sell one class of Shares and may offer additional classes of Shares in the future. We and our investment adviser may apply for exemptive relief from the SEC that, if granted, will permit us to issue multiple classes of Shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date in our discretion (the “Multi-Class Exemptive Relief”). The SEC has not yet granted the Multi-Class Exemptive Relief, and there is no assurance that the relief will be granted.
The minimum initial investment in Shares is $25,000, after which additional investments must be in increments of $500. The minimum subsequent investment amount does not apply to purchases made under any distribution reinvestment plan. In addition, we, or any placement agent engaged by us or on our behalf, may elect to accept smaller subsequent investments in our or its discretion.
The Shares are being offered solely (x) inside the United States to investors that are “accredited investors,” as defined in Rule 501(a) of Regulation D and (y) outside of the United States to investors that are accredited investors or in accordance with Regulation S to investors that are not “U.S. persons,” as defined in Regulation S.
We will endeavor to take all reasonable actions to avoid interruptions in the continuous Private Offering. Although the Shares in the Private Offering are being sold under the exemption provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and pursuant to Regulation S under the Securities Act, there can be no assurance that we will not need to suspend our Private Offering for various reasons, including but not limited to regulatory review from the SEC and various state regulators, to the extent applicable.
Prior to an IPO or Exchange Listing, investors may sell, offer for sale, agree to sell, exchange, transfer, assign, pledge, hypothecate, grant any option to purchase or otherwise dispose of or agree to dispose of, in any case whether directly or indirectly (collectively, “Transfer”) their Shares, including a Transfer of solely an economic interest, in whole or in part, provided
,
 that
 (i) any purported transferee satisfies applicable eligibility and/or suitability requirements as set forth in the Subscription Agreement, and (ii) any such Transfer is made in connection with transactions exempt from, or not subject to, the registration requirements of the Securities Act and otherwise in compliance with applicable securities laws, the Limited Liability Company Agreement, and the Subscription Agreement. No Transfer will be effectuated except by registration of the Transfer on the Company’s books. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in the Company. To the extent the Company approves any transfers or the foregoing restriction lapses, investors will be subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act.
Following an IPO or Exchange Listing, investors may be restricted from selling or transferring their Shares for a certain period of time by applicable securities laws or contractually by a lock-up
agreement with the underwriters of the IPO or otherwise.
Purchase Price
We intend to sell our Shares at an offering price that we believe reflects our then-calculated NAV per Share as determined in accordance with the Advisor’s valuation policy. The Board has approved the Advisor’s valuation policy, is responsible for overseeing its application and has designated the Advisor as the Company’s valuation designee under Rule
2a-5
under the 1940 Act. In connection with the monthly closings, we expect that the Board will delegate to the Advisor the authority to conduct such closings. There is no guarantee that this NAV will be equal to the offering price of our Shares at any closing.
Each issuance of Shares will be subject to the limitations of Section 23(b) under the 1940 Act, which generally prohibits the Company from issuing Shares at a price below the then-current NAV of the Shares as determined within 48 hours, excluding Sundays and holidays, of such issuance (taking into account any investment valuation adjustments from the latest quarterly valuation date in accordance with the Advisor’s valuation policy), subject to certain exceptions. We reserve the right, in our sole discretion and at any time, to sell Shares to investors subscribing after the initial closing date of the Private Offering at a price set above the NAV per share based on a variety of factors in order to fairly allocate initial offering, organizational and other expenses to such investors.

The Private Offering will be made on a best-efforts basis, whereby any broker-dealers participating in the offering are only required to use their best efforts to sell our Shares and will have no firm commitment or obligation to purchase any of our Shares.
If the Multi-Class Exemptive Relief is granted to the Company, the Company would be permitted to issue multiple classes of Shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date in the Company’s discretion. Sales loads and other fees imposed on certain classes of Shares, if any, may be less than the sales load and other fees for other classes of Shares, which may cause returns between classes to differ from one another. The SEC has not yet granted the Multi-Class Exemptive Relief, and there is no assurance that the relief will be granted.
The Advisor may pay additional compensation, out of its own funds and not as an additional charge to the Company or investors, to selected brokers, dealers or other financial intermediaries, including affiliated broker dealers, for the purpose of introducing a selling agent to the Company and/or promoting the recommendation of an investment in the Shares. Such payments made by the Advisor may be based on the aggregate purchase price of investors in the Company as determined by the Advisor. The amount of these payments is determined from time to time by the Advisor and may be substantial.
The purchase of the Shares is intended to be a long-term investment. We do not intend to list the Shares on a national securities exchange. Until such time as the Board determines to cause the Company to conduct a Liquidity Event, the Company will remain a privately offered BDC and, in its commercially reasonable judgment, will conduct quarterly repurchases of its Shares. See “Item 1. Business – Share Repurchase Program.”
Share Repurchase Program
We do not intend to list our Shares on a securities exchange and we do not expect there to be a public market for our shares. As a result, shareholders ability to resell their shares will be limited.
We have commenced a share repurchase program in which we intend, subject to market conditions and the discretion of the Board, to offer to repurchase, in each quarter, up to 5% of our Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of
Rule 13e-4
promulgated under the Exchange Act and the 1940 Act. All Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares.
Under the share repurchase program, to the extent we offer to repurchase Shares in any particular quarter, we expect to repurchase Shares using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”). Shareholders should keep in mind that if they tender Shares in a tender offer with a Valuation Date that is within the
12-month
period following the initial issue date of their tendered Shares, the Company may repurchase such Shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Shares repurchased (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. This Early Repurchase Deduction will also generally apply to minimum account repurchases, discussed below.
We may, from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described below):

•	repurchases resulting from death, qualifying disability or divorce;

•	in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; or

•	due to trade or operational error.
As set forth above, we may waive the Early Repurchase Deduction in respect of repurchase of Shares resulting from the death, qualifying disability (as such term is defined in Section 72(m)(7) of the Code) or divorce of a shareholder who is a natural person, including Shares held by such shareholder through a trust or an IRA or other retirement or profit-sharing plan, after (i) in the case of death, receiving written notice from the estate of the shareholder, the recipient of the Shares through bequest or inheritance, or, in the case of a trust, the trustee of such trust, who shall have the sole ability to request repurchase on behalf of the trust, (ii) in the case of qualified disability, receiving written notice from such shareholder, provided that the condition causing the qualifying disability was not pre-existing
on the date that the shareholder became a shareholder of the Company or (iii) in the case of divorce, receiving written notice from the shareholder of the divorce and the shareholder’s instructions to effect a transfer of the Shares (through the repurchase of the Shares by us and the subsequent purchase by the shareholder) to a different account held by the shareholder (including trust or an individual retirement account or other retirement or profit-sharing plan). We must receive the written repurchase request within 12 months after the death of the shareholder, the initial determination of the shareholder’s disability or divorce in order for the requesting party to rely on any of the special treatment described above that may be afforded in the event of the death, disability or divorce of a shareholder. In the case of death, such a written request must be accompanied by a certified copy of the official death certificate of the shareholder. If spouses are joint registered holders of Shares, the request to have the Shares repurchased may be made if either of the registered holders dies or acquires a qualified disability. If the shareholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right to waiver of the Early Repurchase Deduction upon death, disability or divorce does not apply.
Shareholders may tender all of the Shares that they own. In the event the amount of Shares tendered exceeds the repurchase offer amount, Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We will have no obligation to repurchase Shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.
We will offer to repurchase Shares on such terms as may be determined by our Board in its complete and absolute discretion unless, in the judgment of the Board, such repurchases would not be in the best interests of our shareholders or would violate applicable law. There is no assurance that the Board will exercise its discretion to offer to repurchase Shares or that there will be sufficient funds available to accommodate all of our shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of Shares that were requested. If we do not repurchase the full amount of your Shares that you have requested to be repurchased, or we determine not to make repurchases of our Shares, you will likely not be able to dispose of your Shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act.
The Company will repurchase Shares from shareholders pursuant to written tenders on terms and conditions that the Board determines to be fair to the Company and to all shareholders. When the Board determines that the Company will repurchase Shares, notice will be provided to shareholders describing the terms of the offer, containing information shareholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Our repurchase offers will generally use the NAV on or around the last day of a calendar quarter, which will not be available until after the expiration of the applicable tender offer, so you will not know the exact price of Shares in the tender offer when you make your decision whether to tender your Shares.

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
The majority of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. We may fund repurchase requests from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund distributions from cash flow from operations we have not established any limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our Shares is in the best interests of the Company as a whole, then we may choose to offer to repurchase fewer shares than described above, or none at all.
In the event that any shareholder fails to maintain a minimum balance of $500 of our Shares, we may repurchase all of the Shares held by that shareholder at the repurchase price in effect on the date we determine that the shareholder has failed to meet the minimum balance, less any Early Repurchase Deduction. In the alternative, the Company reserves the right to reduce the number of Shares requested to be repurchased from a shareholder so that the required account balance is maintained. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV. Minimum account repurchases are subject to an Early Repurchase Deduction.
Payment for repurchased Shares may require us to liquidate portfolio holdings earlier than our Advisor would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Our Advisor intends to take measures, subject to policies as may be established by our Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of Shares.
Investment Objective and Strategy
Overview
The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation, mainly by investing in various credit-related strategies. The Company intends to primarily use a “multi-lender” approach to achieve its investment objectives, whereby the Advisor utilizes a variety of Lending Sources to source investment opportunities for the Company. There can be no assurance that the Company will achieve its investment objectives.
Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in Private Credit, primarily through our Lending Strategy and Underlying Funds Strategy, each as discussed below. Except as otherwise disclosed in this Report and the Company’s other SEC filings, we may modify or waive our investment objectives and any of our investment policies, restrictions, strategies, and techniques without prior notice and without shareholder approval. However, absent requisite shareholder approval under the 1940 Act, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. If we change our 80% Private Credit test, we will provide shareholders with at least 60 days’ advance notice of such change.
The Advisor expects that the direct Loans to which we will have exposure will generally be made to middle-market companies, which we define as companies with an annual EBITDA of approximately $10 million to

$100 million. The Loans in which we expect to invest will generally pay floating interest rates based on a variable base rate. The secured debt (including first lien senior secured, unitranche and second lien debt) in which we will invest generally have stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that we may make will generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments. We expect most of our debt investments will be unrated. Our debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than
“BBB-”
by Standard & Poor’s Ratings Services). We expect that our unrated debt investments will generally have credit quality consistent with below investment grade securities.
The Loans to which we will have exposure will also generally have the following characteristics:

•	have a loan-to-value of less than 70%;

•	have obligors with leverage of less than 7.0 times EBITDA; and

•	have obligors sponsored by a private equity investment manager.
In connection with a direct Loan, the Company may receive
non-cash
income features, including PIK interest and OID and, to a lesser extent, the Company may invest in warrants or other equity securities of borrowers. The Company may make investments at different levels of a borrower’s capital structure or otherwise in different classes of a borrower’s securities, to the extent permitted by law.
The Advisor will allocate the Company’s assets in such proportions as the Advisor deems appropriate from time to time, in accordance with the Advisor’s allocation policy, and provided that such investments are made in accordance with the requirements under the 1940 Act. As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies. We may also invest up to 30% of our portfolio opportunistically in
“non-qualifying”
portfolio investments, such as investments in
non-U.S.
companies. Most of our investments will be in private U.S. companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of their assets in private U.S. companies) we also expect to invest to some extent in European and other
non-U.S.
companies. We do not expect to invest in emerging markets. We generally expect that our investments in Underlying Funds will not be considered “qualifying” assets under Section 55(a) of the 1940 Act. See “Item 1. Business – Regulation as a BDC” for more information.
We are classified as a
non-diversified
investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified
investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers or within a particular industry, our NAV may fluctuate to a greater extent than that of a more diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.
Notwithstanding the above, the Advisor does not follow a rigid investment policy with respect to the Company’s investment portfolio that would restrict it from participating in any market, strategy or investment, and the Company’s investment portfolio may be concentrated in one or more investment strategies from time to time.

The Company’s assets may be deployed in whatever investment strategies are deemed appropriate under prevailing economic and market conditions to seek to achieve the Company’s investment objectives.
Lending Strategy
To effectuate the Company’s Lending Strategy, the Advisor intends to primarily utilize a variety of Lending Sources to source Private Credit investments primarily consisting of the following:

(1)
direct Loans to U.S. private middle-market companies that are privately originated and negotiated directly by a non-bank
lender (for example, traditional direct lenders include asset management firms (on behalf of their investors), insurance companies, BDCs and specialty finance companies) primarily including (a) first lien senior secured and unitranche loans, (b) second lien, unsecured, subordinated or mezzanine loans and structured credit, as well as broadly syndicated loans, club deals (generally investments made by a small group of investment firms), and (c) other Loans,

(2)	investments in bank Loans to private middle-market companies, including securities representing ownership or participation in a pool of such Loans, and

(3)	notes or other pass-through obligations representing the right to receive the principal and interest payments on direct Loans to private middle-market companies (or fractional portions thereof).
In addition to utilizing Lending Sources to source investments for its Lending Strategy, the Company may originate loans and debt instruments, and may also have the ability to acquire investments through secondary transactions, including through loan portfolios, receivables, contractual obligations to purchase subsequently originated loans and other debt instruments. As discussed below, the Advisor may also invest the Company’s assets in Loans acquired from Underlying Funds managed by non-affiliated
third-party managers in which the Company is not invested. With respect to investments approved by the Advisor that are sourced by Lending Sources or through Underlying Funds, the Company may be required to pay an origination or similar fee in connection with making such investment, which fees will be indirectly borne by the Company’s shareholders and are in addition to the fees charged to the Underlying Funds by their managers or general partners.
Underlying Funds Strategy
The Company may invest up to 30% of its total assets (net assets plus borrowings for investment purposes) in Underlying Funds; however, the Company’s investments in private investment funds and investment vehicles that are excluded from the definition of “investment company” pursuant to Sections 3(c)(1) or 3(c)(7) of the 1940 Act will be limited to no more than 15% of its net assets. The Company’s investments in Underlying Funds will primarily be made on a fund-of-funds
basis in private investment funds and investment vehicles that are excluded from the definition of “investment company” pursuant to Sections 3(c)(1) or 3(c)(7) of the 1940 Act, which are managed by non-affiliated
third-party managers that operate various Private Credit-related strategies. Some of these Underlying Funds may from time to time sell seasoned Loans to the Company or other third parties. While the Company’s investments in Underlying Funds will generally focus on such private funds, the Company may invest in the equity or debt of both traded and non-traded
registered
closed-end
funds and BDCs that primarily originate and manage private middle market and specialty finance debt, subject to compliance with the 1940 Act limitations on such investments.
Underlying Funds themselves may originate loans and debt instruments, and may also have the ability to acquire investments through secondary transactions, including through loan portfolios, receivables, contractual obligations to purchase subsequently originated loans and other debt instruments. Certain Underlying Funds may invest in co-investments
or secondary loan transactions in the above instruments. In addition to making Private Credit investments consistent with the Company’s Lending Strategy, Underlying Funds may invest in opportunistic investments with a view to enhance returns, asset-backed securities, convertible debt, loan participations, bridge loans, structured products such as CLOs, debtor-in-possession
financings, lending to lenders and equity in loan portfolios or portfolios of receivables. In addition, Underlying Funds may also invest in equities, including warrants and equity related to relevant debt investments.

In assessing Underlying Funds, the Advisor will assess the Underlying Funds’ strategies with a view to whether such strategies offer attractive risk-adjusted returns, diversified exposures, capital deployment management, market capacity and experienced investment managers. The managers or general partners of the Underlying Funds may impose management fees or performance-based fees, a proportionate share of which will be borne by the Company and, indirectly, its shareholders.
Primary Investment Types
The Company’s portfolio, either directly via its Lending Strategy or indirectly via its Underlying Funds Strategy, will primarily consist of the following investment types:
Direct Loans
The Company’s portfolio will have exposure to direct Loans to private middle-market companies by purchasing or investing in Loans or other investments from/with non-bank
lenders (for example, traditional direct lenders include asset management firms (on behalf of their investors), insurance companies, BDCs and specialty finance companies) that specialize in direct Loan originations. The Company will utilize a variety of Lending Sources to source direct Loans. The Company’s direct Loans will primarily include secured debt (including first lien senior secured, unitranche and second lien debt) and mezzanine loans, but may also include unsecured debt (including senior unsecured and subordinated debt) or structured credit, as well as broadly syndicated loans and club deals (generally investments made by a small group of investment firms). First lien senior secured debt has first claim to any underlying collateral of a loan, second lien debt is secured but subordinated in payment and/or lower in lien priority to first lien holders, and unitranche loans are secured loans that combine both senior and subordinated debt into one tranche of debt, generally in a first lien position. In connection with a direct Loan, the Company may invest in warrants or other equity securities of borrowers and may receive non-cash
income features, including PIK interest and OID. The Company may make investments at different levels of a borrower’s capital structure or otherwise in different classes of a borrower’s securities, to the extent permitted by law.
A portion of the Company’s debt portfolio investment exposure will be made in certain high-yield securities known as mezzanine investments, which are subordinated debt securities that may be issued together with an equity security (
e.g.
, with attached warrants). Those mezzanine investments may be issued with or without registration rights. Mezzanine investments can be unsecured and generally subordinate to other obligations of the issuer. The expected average life of the Company’s mezzanine investments may be significantly shorter than the maturity of these investments due to prepayment rights.
Bank Loans
The Company’s portfolio will have exposure to Loans originated by banks and other financial institutions, which will primarily consist of Loans to private middle-market companies. These loans may include term loans and revolving loans, may pay interest at a fixed or floating rate and may be senior or subordinated.
Loan Participations and Assignments
The Company may acquire interests in Loans either directly (by way of sale or assignment) or indirectly (by way of participation). The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution. Participation interests in a portion of a debt obligation typically result in a contractual relationship only with the institution participating out the interest, not with the borrower. In purchasing participations, the Company generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off
against the borrower, and the Company may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the Company will assume the credit risk of both the borrower and the institution selling the participation.

Secondary Investments and Primary Fund Investments
The Company also expects to invest in operating companies and Underlying Funds via secondary market transactions, through the acquisition of an existing interest in an operating company or an Underlying Fund from another investor in a negotiated transaction, and expects to allocate a smaller share of the Company’s available capital to Primary Fund Investments, which are investments made in Underlying Funds on a primary basis where the capital is largely deployed at the time of commitment. Initially, the Company will emphasize investments in seasoned Underlying Funds via secondary transactions: partnerships that have already begun investing and which are typically at a later stage in their lifecycle. Such investments allow for more advanced due diligence and can help reduce blind pool risk by providing better visibility into the early make-up of
the Underlying Fund’s portfolio. Further, by primarily focusing on seasoned Underlying Funds, the Advisor believes that the effects of the “J-Curve”
typically exhibited by Primary Fund Investments (the tendency for a fund’s NAV to decline moderately during the early years of the fund’s life as investment-related fees and expenses are incurred before investment gains have been realized) can be mitigated.
With respect to individual companies, the Advisor believes that the increased time to liquidity of many private middle market companies can provide a significant source of investment opportunities. As a result, company management teams, in some cases, pursue secondary offerings to expedite liquidity. The Advisor believes StepStone Group’s and the Advisor’s networks and value-added approach will provide a strong pipeline of opportunities, and their versatile financing approach gives the team the flexibility to source high quality opportunities.
The market for purchasing Underlying Funds on the secondary market may be very limited and competitive, and the strategies and Underlying Funds to which the Company wishes to allocate capital may not be available for secondary investment at any given time. However, the Advisor expects to have ample opportunities for sourcing secondary investments in Underlying Funds. In the Advisor’s and StepStone Group’s experience, seller motivations are myriad, and such motivations continue to increase in immediacy particularly due to enhanced time to liquidity among private middle-market companies. Further, the Advisor and StepStone Group also believe that larger secondary firms continue to exhibit general indifference to many middle-market-focused Underlying Fund secondary transactions as they are often sub-scale for
the larger firms and are difficult to evaluate due to a minimal level of provided or obtainable information. Additionally, investment managers of the funds in these types of transactions typically seek to avoid adding new investor relationships, posing a challenge to potential secondary buyers who are not existing investors in the funds. The Advisors believe their value-added approach will allow the Company to garner access and more effectively transact on these opportunities. Finally, the sponsors of middle-market-focused funds are becoming increasingly proactive about offering secondary liquidity options to existing investors as their funds approach the end of their respective terms with substantial remaining unrealized value. Examples of such liquidity options include tender offers or investment manager-led restructurings.
StepStone Group believes that its position as a meaningful primary fund investor in many middle-market-focused funds globally and its deep relationships with a large number of investment managers position StepStone Group and its affiliates as a preferred partner to lead these transactions, further enhancing possible deal flow.
The Advisor expects to allocate a smaller share of the Company’s available capital to Underlying Funds on a primary basis, leveraging StepStone Group’s longstanding relationship with historically top-performing fund
managers across stage, sectors and geographies. Primary Fund Investments, or “primaries,” refer to investments in newly established private funds which have not yet begun operation. Primary Fund Investments are made during an initial fundraising period in the form of capital commitments, which are then called down by the applicable fund and utilized to finance its investments in portfolio companies during a predefined period. A Private Fund Investment’s NAV will typically exhibit a “J-Curve,” undergoing
a decline in the early portion of the fund’s lifecycle as investment-related expenses and fees accrue prior to the realization of investment gains from portfolio investments, with the trend typically reversing in the later portion of the fund’s lifecycle as portfolio investments are sold and gains from investments are realized and distributed. There can be no assurance that any or all Primary Fund Investments made by the Company will exhibit this pattern of investment returns and realization of later gains is dependent upon the performance and disposition of each Primary Fund Investment’s underlying portfolio investments.
Co-Investment
As stated above, the Advisor intends to utilize a variety of Lending Sources to source Loans. The Company may also co-invest
in Loans and Underlying Funds alongside one or more other investment funds or investment vehicles managed, sponsored or advised by the Advisor or their affiliates. As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments
and joint transactions with affiliates, which, in certain circumstances, likely may limit the Company’s ability to make investments or enter into other transactions alongside other clients. The Advisor intends to apply for an exemptive order from the SEC that will permit the Company, among other things, to co-invest
with certain other persons, including certain affiliates of the Advisor and certain funds managed and controlled by the Advisor and its affiliates, subject to certain terms and conditions. There is no assurance that the co-investment
exemptive order will be granted by the SEC.
Ancillary Investments
To a lesser extent, the Company may make Private Credit and/or opportunistic investments in asset-backed securities representing ownership or participation in a pool of direct Loans; equity of U.S. private middle-market companies; high yield securities, including securities representing ownership or participation in a pool of such securities; SPVs and/or joint ventures that primarily hold loans or credit-like securities;
CLO-related
strategies (including equity, warehousing and mezzanine); convertible debt;
non-corporate
lending (including, for example and without limitation, core and transitionary real estate, structured products and infrastructure-related debt); other lending (including, for example, trade and supply chain finance, equipment leasing, marketplace lending (consumers, lending to lenders, etc.), insurance-linked strategies and instruments, royalties, aviation financing, shipping, residential whole loan real estate, life settlements, litigation financing, regulatory capital financing and net asset value lending);
non-performing
Loans (including, for example, U.S. residential mortgage loans and
non-U.S.
business loans). The Company may also opportunistically invest, on a limited basis, in publicly traded securities of large corporate issuers and liquid credit (including, for example, long/short credit (including public securities) and non-control
distressed strategies).
The Company may also invest in ancillary liquid assets, being investments primarily in cash or equivalent instruments, including money market funds and other investment grade liquid financial instruments issued by governments or by corporate issuers such as commercial paper, fixed and/or floating rate bonds, notes, bills, deposits and certificates of deposit, to make follow-on
investments, if necessary, in existing portfolio companies, for the purposes of maintaining liquidity for the Company’s share repurchase program or to take advantage of new opportunities.
The Company may employ, utilize, acquire or dispose of derivative instruments and techniques of all kinds for investment or for the efficient management of the Company’s assets to hedge against currency, interest rate and market risks as may be permitted by applicable law and regulation and, without prejudice to the generality of the foregoing, to enter into (whether by way of ISDA master agreement, ancillary documentation or any other form of agreement or contract), accept, issue, write and otherwise deal with long and short sales of securities, futures contracts of any type, options, forwards, warrants, securities lending agreements, when issued, delayed delivery and forward commitment agreements, foreign currency spot and forward rate exchange contracts, forward rate agreements, synthetic agreements for foreign exchange, range forward contracts, break forward contracts, participating forward contracts, currency, interest rate or asset swaps, swaptions, collars, floors and caps, contracts for differences, convertible bonds and any foreign exchange or interest rate hedging and investment arrangements and such other instruments, whether exchanged traded or
“over-the-counter”
as are similar to or derived from any of the foregoing whether for the purpose of making a profit or avoiding a loss or managing a currency or interest rate exposure or any other exposure or for any other purpose. The use of such instruments will expose the Company to counterparty and derivative risks.

For the purpose of providing margin or collateral in respect of transactions in techniques and instruments, the Company may transfer, mortgage, charge or encumber any assets or cash.
Our investments are subject to a number of risks. See “
Item
 1A. Risk Factors
”.
Investment Process
The Advisor, with the support of StepStone Group under the Resource Sharing Agreement, and the
Sub-Advisor
intend to adhere to a disciplined, focused investment screening and selection process with an emphasis on fundamental analysis and due diligence in connection with investing the Company’s assets. The Advisor will also retain, in certain situations, external consultants, advisors and accountants to augment due diligence. The Advisor’s approach of working closely with lenders and issuers on transactions is expected to allow for a thorough due diligence process as well as providing the Advisor with the requisite time to complete each step in its screening, due diligence and monitoring process for the Company, which will typically include the below steps in connection with the Company’s Lending Strategy.
The Advisor’s Investment Committee
The Advisor carries out portfolio management through its Investment Committee (the “Investment Committee”). The Investment Committee comprises senior personnel of the StepStone Group. The committee functions include the consideration, and if appropriate, approval of proposed investments based on investment memorandum prepared by the investment teams within the Advisor, decisions on allocations to eligible funds, ongoing monitoring of the investments and incidents, among other things.
The Investment Committee review process is multi-step and iterative and occurs in parallel with the diligence of investments. Once the diligence process has begun, the investment team presents updates at twice-weekly Investment Committee meetings. The Investment Committee reviews all activity from the prior week, with a focus on detailed updates of ongoing situations and in-depth
review of all new investment opportunities.
The ultimate results and findings of the investment analysis are compiled into an investment memorandum that is used as the basis to support the investment thesis and utilized by the Investment Committee for final investment review and approval.
In decision-making, the Investment Committee utilizes a consensus-driven approach.
See “Item 10. Directors, Executive Officers and Corporate Governance” in Part III of this Report for more details regarding the Investment Committee.
The Investment Process Steps
The Advisor’s investment process for an investment opportunity spans one to two months, from the initial screen through final approval and funding. The process begins with the work of the investment team. The investment team are investment professionals in StepStone Group to whom the Advisor has access by virtue of the Resource Sharing Agreement.

Sourcing and Initial Review
In order to source transactions, the Advisor primarily utilizes its significant access to transaction flow through more than 90 different co-investment
relationships with Lending Sources. With respect to StepStone’s origination channels, the global presence of StepStone generates access to a substantial amount of opportunities with attractive investment characteristics. The broad network of Lending Sources includes private credit asset managers, origination platforms, private equity asset managers, financial intermediaries, and other parties.
The investment team examines information furnished by the Lending Source and, as applicable, the target company and external sources. The investment team determines whether the investment meets the Company’s basic investment criteria and offers an acceptable probability of attractive risk adjusted returns.
Only the most attractive opportunities are pursued further, meaning that many opportunities are declined by the investment team at this stage with respective communication to the Lending Source. For opportunities that make it into the next stage, a list of initial due diligence questions and a request for additional diligence materials are prepared.
Evaluation and Further Review
The investment team reviews additional diligence materials to answer initial due diligence questions identified in the Initial Review.
Due Diligence
Once the diligence process has begun, the investment team presents updates at twice-weekly Investment Committee meetings. The Investment Committee conducts a thorough and rigorous review of the opportunity with the investment team to ensure the potential investment fits the Company’s investment strategy. The investment team may examine some or all of the following deal attributes, along with other factors:

•	transaction dynamics such as deal rationale, use of proceeds, co-investment rationale;

•	borrower credit profile including credit metrics, size of the borrower, resiliency of business model, market position, industry fundamentals, and relative value assessment;

•
historical financial performance; including asset valuation, financial analysis, scenario analysis, future projections, growth assumptions, free cash flow generation, de-leveraging
profile, key financial credit metrics, and comparable credit and equity analyses;

•	legal considerations including the strength of the credit structure and related documentation;

•	performance track record of the investment partner who sourced the opportunity;

•	performance track record and experience of the private equity sponsor;

•	analysis of the structure and leverage of the transaction; and

•	analysis on how the particular investment fits into the overall investment strategy of the Company.
To enhance the analysis of potential investments, the investment team may review additional materials including but not limited to consulting and accounting reports, legal documents and other relevant portfolio company information. The investment team may also conduct reference calls with other general partners and industry participants. In addition, the Advisor may schedule meetings and/or calls with the private equity sponsor.
Final Approval
Once all investment team questions are answered appropriately, the investment team seeks final Investment Committee approval. A majority approval of the Investment Committee is required to approve any initial or follow-on
investment or disposition for the Company.

Monitoring
The Advisor will receive financial reports typically detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from portfolio companies. The Advisor will use this data to conduct an ongoing assessment of the investment’s operating performance and prospects.
The Board has designated the Advisor as the Company’s valuation designee under Rule
2a-5
under the 1940 Act. Each quarter, the Advisor’s Valuation Committee will value investments of the Company, and such values will be disclosed each quarter in reports filed with the SEC. With respect to investments for which market quotations are not readily available, the Advisor’s Valuation Committee will determine the fair value of such investments in good faith, based on procedures adopted by and subject to the supervision of the Board.
We expect that the Advisor will determine the NAV of the Company for each class of Shares on a monthly basis as of the last day of each calendar month. When the Advisor determines the NAV as of the last day of a month that is not also the last day of a calendar quarter, the Advisor intends to update the value of securities with reliable market quotations to the most recent market quotation. With respect to investments for which market quotations are not readily available, the Advisor’s Valuation Committee will determine the fair value of such investments in good faith, based on the Advisor’s valuation policy and subject to the supervision of the Board. If the Advisor determines that a significant observable change with respect to one or more investments has occurred since the most recent quarter-end,
the Advisor will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Advisor’s valuation policy, pursuant to authority designated by the Board. Additionally, the Advisor may otherwise determine to update the most recent quarter-end
valuation of an investment without reliable market quotations that the Advisor considers to be material to the Company using a range of values from an independent valuation firm.
The Advisor will regularly monitor the Company’s investments, including Underlying Funds, with regard to their adherence to investment strategy and style, their performance and their exposure to adverse market developments.
With respect to investments in Underlying Funds, the Advisor evaluates potential third-party investment managers, primary and secondary private funds, private and public BDCs or investment vehicles in the context of a third-party investment manager’s capabilities, and its opinion of the current and forward-looking market opportunity. The acquisition price is also considered in connection with Secondaries. Screening criteria typically includes, but is not limited to, the capabilities and experience of an investment manager’s broader platform, investment team depth and perceived quality, proposed investment strategy, risk management approach, sourcing capabilities, historical track record, investment terms, market references, among other factors. The Advisor’s due diligence process also typically encompasses loan level quantitative analyses using its proprietary database to compare advisors and assess differences across various metrics (e.g., underlying loan performance, attribution, risk, etc.). The Advisor may also review a range of underlying transactions (case studies) to evaluate a Lending Source’s credit underwriting, deal flow quality, risk tolerance and restructuring capabilities among other factors. The Advisor may also review the operational aspects of potential investments including but not limited to financial sustainability, corporate governance, processes and documentation.
Allocation of Investment Opportunities
The Advisor, the
Sub-Advisor
and their respective affiliates will simultaneously provide investment advisory services to the Company and to other affiliated entities. Allocation decisions may arise when there is more demand from the Company and other StepStone clients for a particular investment opportunity than supply. The Advisor employs an allocation policy designed to ensure that all of its clients will be treated fairly and equitably over time. The Advisor’s Investment Committee has discretion to decrease or increase the allocation as appropriate for portfolio construction purposes.

To mitigate these conflicts, the Advisor will seek to execute such transactions on a fair and equitable basis and in accordance with its allocation policies, taking into account various factors, which may include, without limitation: differences with respect to investment objectives and strategies; differences with respect to capital available for investment overall and specifically with respect to a specific investment strategy, geography, or other sub-sector;
differences with respect to portfolio plans, including annual deployment plans; differences in the risk profile of the opportunity at the time it is available and evaluated; whether an affiliate has an existing investment in, or relationship to, the relevant investment (or the sponsor of such investment); minimum and maximum investment amounts; the source of the opportunity; tax, legal or regulatory considerations; warehousing arrangements; current and anticipated market conditions; and/or such other factors as may be relevant to a particular transaction.
As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments
and joint transactions with affiliates, which, in certain circumstances, likely may limit the Company’s ability to make investments or enter into other transactions alongside other clients. The Advisor intends to apply for an exemptive order from the SEC that will permit the Company, among other things, to co-invest
with certain other persons, including certain affiliates of the Advisor and certain funds managed and controlled by the Advisor and its affiliates, subject to certain terms and conditions. There is no assurance that the co-investment
exemptive order will be granted by the SEC. Pursuant to such order, the Board may establish objective criteria (“Board Criteria”) clearly defining co-investment
opportunities in which the Company will have the opportunity to participate with other public or private StepStone funds that target similar assets. If an investment falls within the Board Criteria, the Advisor must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate in a co-investment
opportunity, depending on whether the Advisor determines that the investment is appropriate for the Company (e.g., based on investment strategy). The Advisor will allocate the co-investment
in such proportions as the Advisor deems appropriate from time to time in accordance with its allocation policy under the 1940 Act. If the Advisor determines that such investment is not appropriate for the Company, the investment will not be allocated to us, but the Advisor will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly Board meeting.
Competition
Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of the Advisor, the
Sub-Advisor
and their affiliates.
Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have and may not be subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us.
Management Agreements
Investment Advisory Agreement
The Advisor provides management services to the Company pursuant to the Advisory Agreement. Under the terms of the Advisory Agreement, the Advisor is responsible, subject to the supervision of the Board and in accordance with the Company’s investment objectives, policies and restrictions, for managing the investment and reinvestment of the Company’s assets, continuously reviewing, supervising and administering the investment program of the Company, and determining in its discretion the securities to be purchased or sold and the portion of the Company’s assets to be held uninvested.
Without limiting the generality of the foregoing, the Advisor is authorized, in its sole discretion, to:

•
perform due diligence on prospective portfolio companies and obtain and evaluate pertinent economic, financial, and other information affecting the economy generally and certain investment assets as such information relates to securities, loans or other financial instruments that are purchased for or considered for purchase by the Company;

•
make investment decisions for the Company (including the exercise or disposition of rights accompanying portfolio securities, loans or other financial instruments (such as tender offers, exchanges, amendments, consents, waivers or forbearances) and other attendant rights thereto);

•	determine the composition and allocation of the Company’s investment portfolio, the nature and timing of any changes therein and the manner of implementing such changes;

•	place purchase and sale orders for portfolio transactions on behalf of the Company;

•	manage otherwise uninvested cash assets of the Company;

•	manage the liquidity requirements of the Company;

•	identify, evaluate and negotiate the structure of the investments made by the Company;

•	arrange for the pricing of Company securities, loans or other financial instruments;

•
execute account documentation, agreements, contracts and other documents as may be requested by brokers, dealers, assignors, assignees, participants, counterparties and other persons in connection with the Advisor’s management of the assets of the Company (in such respect, the Advisor will act as the Company’s agent and attorney-in-fact);

•	employ professional portfolio managers and securities analysts who provide research services to the Company;

•
engage certain third-party professionals, consultants, experts or specialists in connection with the Advisor’s management of the assets of the Company (in such respect, the Advisor will act as the Company’s agent and attorney-in-fact);

•
arrange financings and borrowing facilities for the Company and make decisions with respect to the use by the Company of borrowing for leverage or other investment purposes (in such respect, the Advisor will act as the Company’s agent and attorney-in-fact);

•	provide the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds; and

•
to the extent permitted under the 1940 Act and the Advisers Act, on the Company’s behalf, and in coordination with any sub-adviser
and any administrator, provide significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance under the 1940 Act, including utilizing appropriate personnel of the Advisor to, among other things, monitor the operations of the Company’s portfolio companies, participate in board and management meetings of portfolio companies, consult with and advise officers of portfolio companies and provide other organizational and financial consultation.

The Advisor has also entered into the Resource Sharing Agreement with StepStone Group, under which certain designated employees of StepStone Group provide services, including investment advisory, portfolio management and other services, to the Advisor. The Resource Sharing Agreement (i) provides the Company with access to deal flow generated by StepStone Group in the ordinary course of its business; and (ii) provides the Advisor with access to StepStone Group’s investment professionals and non-investment
employees. The Advisor is responsible for determining if the Company will participate in deal flow generated by StepStone Group. StepStone Group also makes available its premises, facilities and systems to the Advisor in order for the Advisor to conduct its daily operations. In return for personnel provided and services rendered under the Resource Sharing Agreement, the Advisor pays StepStone Group on a cost-plus basis.
Compensation of Advisor under the Advisory Agreement
Under the Advisory Agreement, the Company will pay the Advisor fees for investment management services consisting of a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”). The Advisor agreed to permanently waive the Base Management Fee and the Income-Based Incentive Fee (as defined below) through September 30, 2023.
Any of the fees payable to the Advisor under the Advisory Agreement for any partial month or calendar quarter will be appropriately prorated. The Advisor may agree to temporarily or permanently waive, in whole or in part, the Base Management Fee and/or the Incentive Fee. Any portion of a deferred fee payable to the Advisor and not paid over to the Advisor with respect to any month, calendar quarter or year shall be deferred without interest and may be paid over in any such other month prior to the termination of Advisory Agreement, as the Advisor may determine upon written notice to the Company.
Base Management Fee
The Base Management Fee is payable monthly in arrears at an annual rate of 1.00% of the value of Company’s net assets as of the beginning of the first calendar day of the applicable month, commencing with the first calendar day of the first full calendar month following the date of the Company’s election to be treated as a BDC under the 1940 Act. For purposes of the Advisory Agreement, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All or any part of the Base Management Fee not taken as to any month will be deferred without interest and may be taken in such other month as the Advisor determines.
The Advisor agreed to permanently waive the Base Management Fee through September 30, 2023.
Incentive Fee
The Incentive Fee consists of two components, an income-based incentive fee and a capital gains-based incentive fee, that are independent of each other, with the result that one component may be payable even if the other is not.

(1)
Income-Based Incentive Fee
.
The first part of the Incentive Fee, referred to as the “Income Incentive Fee,” is calculated and payable quarterly in arrears based on the Company’s
“Pre-Incentive
Fee Net Investment Income” for the immediately preceding quarter. The payment of the Income Incentive Fee is subject to a quarterly hurdle rate, expressed as a rate of return on the value of the Company’s net assets at the end of the most recently completed calendar quarter, of 1.25% (5.0% annualized) (the “Hurdle Rate”), subject to a “catch up” feature (as described below).

For this purpose, “
Pre-Incentive
Fee Net Investment Income
” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance) such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company (or its wholly-owned subsidiaries) receives from portfolio companies) accrued during the calendar quarter, minus the Company’s and its subsidiaries’ operating expenses for the quarter (including the Base Management Fee, expenses and fees paid to the Advisor under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee and any shareholder servicing and/or distribution fees), net of any expense waivers or expense payments by the Advisor.
Pre-Incentive
Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID debt instruments with PIK interest and zero-coupon
securities), accrued income that the Company has not yet received in cash.
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

•
100% of the dollar amount of the Company’s
Pre-Incentive
Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than or equal to 1.3514% in any calendar quarter (5.4056% annualized) will be payable to the Advisor. This portion of the Company’s Income Incentive Fee that exceeds the Hurdle Rate but is less than or equal to 1.3514% is referred to as the “
catch up
” and is intended to provide the Advisor with an incentive fee of 7.5% on all of the Company’s
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

The Advisor voluntarily agreed to permanently waive the Income Incentive Fee through September 30, 2023.

(2)
Capital Gains-Based Incentive Fee
.
The second part of the Incentive Fee, referred to as the “Capital Gains-Based Incentive Fee,” is an incentive fee on capital gains and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals 7.5% of the Company’s incentive fee capital gains, which will equal the Company’s realized capital gains on a cumulative basis from the effective date of the Advisory Agreement, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from effective date of the Advisory Agreement, less the aggregate amount of any previously paid Capital Gains-Based Incentive Fee.

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
The Board will monitor the mix and performance of the Company’s investments over time and seek to satisfy itself that the Advisor and the
Sub-Advisor
are acting in the Company’s interests and that the Company’s fee structure appropriately incentivizes the Advisor and
Sub-Advisor
to do so.
Payment of Expenses under the Advisory Agreement
Except as otherwise provided in the Advisory Agreement, the Administration Agreement or by law, or as otherwise agreed to in writing by the Advisor, the Advisor shall not be responsible for the Company’s expenses, and the Company assumes and shall pay or cause to be paid all of its expenses, including without limitation, all Company expenses set forth in this Report. To the extent the Advisor incurs any costs or performs any services which are an obligation of the Company, the Company shall promptly reimburse the Advisor for such costs and expenses unless otherwise agreed to by the Advisor. To the extent the services for which the Company is obligated to pay are performed by the Advisor, the Advisor shall be entitled to recover from the Company only to the extent of its costs for such services, as reasonably determined.
Certain Terms of the Advisory Agreement
The Advisory Agreement will remain in effect for an initial term of two years. Thereafter, the Advisory Agreement will continue automatically for successive one-year
periods; provided that such continuance is specifically approved at least annually by: (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, as defined in the 1940 Act, and (ii) the vote of a majority of the Board members who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company (“Independent Directors”), in accordance with the requirements of the 1940 Act, or as otherwise permitted under Section 15 of the 1940 Act.
The Advisory Agreement may be terminated at any time, without the payment of any penalty, (i) by the Company upon 60 days’ prior written notice to the Advisor: (A) upon the vote of a majority of the outstanding voting securities (as defined in the 1940 Act) of the Company or (B) upon the vote of a majority of the Board; or (ii) by the Advisor upon not less than 120 days’ prior written notice to the Company. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of construing Section 15(a)(4) of the 1940 Act).
The Advisory Agreement provides that, in the absence of (a) willful misfeasance, bad faith or gross negligence on the part of the Advisor in performance of its obligations and duties thereunder, (b) reckless disregard by the Advisor of its obligations and duties thereunder, or (c) a loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services (in which case any award of damages will be limited to the period and the amount set forth in Section 36(b)(3) of the 1940 Act), the Advisor will not be subject to any liability whatsoever to the Company, or to any shareholder of the Company for any error of judgment, mistake of law or any other act or omission in the course of, or connected with, rendering services under the Advisory Agreement including, without limitation, for any losses that may be sustained in connection with the purchase, holding, redemption or sale of any security on behalf of the Company. The Advisory Agreement also includes indemnification provisions in favor of the Advisor and its officers, directors, shareholders, partners, owners, members, managers, principals, employees and agents, or any person who controls, is controlled by or is under common control with, the Advisor, against all losses, claims, damages, liabilities, costs and expenses arising from any act or omission by reason of being or having been investment adviser to the Company, or in connection with the Company’s business, affairs or assets, or the past or present performance of services to the Company in accordance with the Advisory Agreement by the relevant indemnitee, except to the extent that the loss, claim, damage, liability, cost or expense has been finally determined to have been incurred or suffered by the indemnitee by reason of willful misfeasance, bad faith, gross negligence, or reckless disregard of the Advisor’s duties or obligations under the Advisory Agreement or otherwise as investment adviser to the Company.
Sub-Advisory
Agreement
The Advisor has engaged SGEAIL to act as the Company’s
Sub-Advisor
to provide certain ongoing,
non-discretionary
investment advice and services to the Advisor in regard to the Advisor’s management of the Company, subject to the broad supervision of the Advisor and the Board. Under the
Sub-Advisory
Agreement, the
Sub-Advisor
is responsible for providing ongoing investment advice and services to the Advisor in respect of the Company’s investments, including, but not limited to:

•	providing investment recommendations in respect of the Company’s Underlying Funds Strategy;

•	providing allocation recommendations and deploying commitment and over-commitment models and strategies in respect of the Company’s Lending Strategy;

•	identifying and managing portfolio risk through tracking commitments, capital calls, distribution variations, and valuations, among other factors;

•	identifying investment opportunities resulting from fundamental financial analysis and initial due diligence performed on investments (actual or contemplated); and

•
tracking and monitoring the continuing operations, management, financial condition and other pertinent details and information and conducting ongoing due diligence as to Company allocations of assets in respect of the Company’s Underlying Funds Strategy.

The
Sub-Advisory
Agreement provides that the
Sub-Advisor
will receive a fee, payable by the Advisor, equal to (a) 20% of the Base Management Fee received by the Advisor each month pursuant to the Advisory Agreement, (b) 20% of the Income Incentive Fee received by the Advisor pursuant to the Advisory Agreement each quarter, and (c) 20% of the Capital-Gains Based Incentive Fee received by the Advisor pursuant to the Advisory Agreement each year, in each case, net of any waiver by the Advisor of any portion of the Base Management Fee, Income Incentive Fee or Capital Gains-Based Incentive Fee. The
Sub-Advisor
may agree to temporarily or permanently waive, in whole or in part, the fees due to it from the Advisor under the
Sub-Advisory
Agreement.
Board Approval of the Advisory Agreement and
Sub-Advisory
Agreement
The Board, including a majority of our directors who are not parties to the Advisory Agreement or
Sub-Advisory
Agreement or “interested persons” (as defined in the 1940 Act) of any such party, approved the Advisory Agreement and the
Sub-Advisory
Agreement on January 11, 2023 at an
in-person
meeting to be called for that purpose. In preparing for approval of the Advisory Agreement and the
Sub-Advisory
Agreement, the Board reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to the Company by the Advisor;

•	the proposed investment advisory fee rates to be paid by the Company to the Advisor;

•	the fee structures of comparable externally managed BDCs that engage in similar investing activities;

•	our projected operating expenses and expense ratio compared to BDCs with similar investment objectives;

•	information about the services to be performed and the personnel who would be performing such services under the Advisory Agreement and under the Sub-Advisory Agreement; and

•	the organizational capability and financial condition of the Advisor and their affiliates.
Based on the information reviewed and considered, the Board concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Advisory Agreement and the
Sub-Advisory
Agreement as being in the best interests of our shareholders.
Administration Agreement and
Sub-Administration
Agreement
The Advisor also serves as the Company’s administrator pursuant to the Administration Agreement and performs certain administrative, accounting and other services for the Company. In consideration of these administrative services, the Company pays the Advisor the Administration Fee in an amount up to 0.30% on an annualized basis of the Company’s net assets. The Administration Fee is calculated based on the
Company’s month-end net
asset value (as of the close of business on the last calendar day of the applicable month) and payable monthly in arrears. The Administration Fee is an expense paid out of the Company’s net assets. The Advisor may delegate or sub-contract
certain of its services under the Administration Agreement to other entities, including a sub-administrator,
and has done so as described below.
SEI Investments Global Funds Services serves as the Company’s Sub-Administrator to provide certain outsourced administration and outsourced accounting services for the Company. In consideration of the outsourced administrative services and outsourced accounting services provided by the
Sub-Administrator
to the Company, the Advisor pays the
Sub-Administration
Fee to the Sub-Administrator from the proceeds of the Administration Fee. The Sub-Administration Fee is calculated based on the Company’s month-end
net asset value and payable monthly in arrears.
Certain Terms of the Administration Agreement
The Administration Agreement will remain in effect for an initial two-year
term and will continue from year to year thereafter so long as such continuation is approved at least annually by the vote of the Board. The Administration Agreement may be terminated by the Company at any time, without the payment of any penalty, by the Board on 90 days’ written notice to the Advisory, or by the Advisor at any time, without the payment of any penalty, on 90 days’ written notice to the Company.
The Administration Agreement provides that, in the absence of willful misfeasance, bad faith, gross negligence, or reckless disregard of the responsibilities, obligations or duties thereunder, neither the Advisor nor its shareholders, officers, directors, employees, agents or control persons shall be liable for any act or omission in connection with or arising out of any services rendered under the Administration Agreement.
Payment of Expenses
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
Expenses borne by the Company (and thus indirectly by shareholders) include:

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

•
attorneys’ fees and disbursements associated with preparing and filing exemptive applications with the SEC in respect of certain co-investment
transactions and the ability of offer multiple classes of shares;

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

•
the allocable portion of cost, including the rent and overhead, of our Chief Compliance Officer and their administrative support staff, including the costs of any outsourced third-party Chief Compliance Officer; and

•
other expenses not explicitly borne by the Advisor associated with the investment operations of the Company and its subsidiaries; and all reasonable costs and expenses incurred in connection with the formation and organization of, and offering and sale of Shares in, the Company, as determined by the Advisor, including all out-of-pocket
legal, accounting, registration and filing fees and expenses will be borne by the Company. The Company will also bear certain administrative costs.

The Advisor will be reimbursed by the Company for any of the above expenses that it pays on behalf of the Company, except as otherwise provided above.
The Company’s investments in Underlying Funds bear various expenses in connection with their operations similar to those incurred by the Company. Investment managers of the Underlying Funds generally assess asset-based fees to, and receive incentive-based fees from, the Underlying Funds (or their investors), which effectively will reduce the investment returns of the Company’s investments. These expenses and fees will be in addition to those incurred by the Company itself. As an investor in the private assets, the Company will bear its proportionate share of their expenses and fees and will also be subject to incentive fees to the non-affiliated
investment managers of the Underlying Funds.
The initial operating expenses for the Company, as a new fund, including start-up costs,
which may be significant, may be higher than the expenses of an established fund. As of December 31, 2023, the Company had incurred O&O Expenses (as defined below) of approximately $1.3 million in connection with the initial offering of Shares.
“
O&O Expenses
” include all of the fees, costs, charges, expenses, liabilities and obligations incurred in relation to or in connection with the establishment of the Company, the marketing and offering of the Shares (including, among other things, legal, accounting, subscription processing and filing fees and expenses and other expenses pertaining to this offering), and the establishment, organization and creation of the operational structure of the Company and its special purpose vehicle subsidiaries, including travel, lodging, meals, entertainment, legal, accounting, regulatory compliance, fees of professional advisors, printing, postage, regulatory and tax filing fees, and other costs of establishment.
Expense Limitation and Reimbursement Agreement
The Company has entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Advisor for a one-year term
beginning on the initial closing date for subscriptions for Shares and ending on the one-year anniversary
thereof (the “Limitation Period”). On November 8, 2023, we and the Advisor amended and restated the Expense Limitation Agreement (the “Amended Expense Limitation Agreement”). Under the Amended Expense Limitation Agreement, which is in effect for the same Limitation Period, unless extended by us and the Advisor pursuant to its terms, the Advisor has agreed that it will pay, absorb or reimburse (each such payment, absorption or reimbursement, a “Required Expense Payment”) our aggregate monthly Other Operating Expenses (as defined below) on our behalf (which, for the avoidance of doubt, may include any Other Operating Expenses incurred prior to the effective date of the Advisory Agreement), to ensure that our aggregate monthly Other Operating Expenses during the Limitation Period do not exceed 1.00%, on an annualized basis, of our month-end
net assets (the “Expense Cap”). For any month in which our aggregate monthly Other Operating Expenses exceed the Expense Cap, the Advisor will make a Required Expense Payment to the extent necessary to eliminate such excess. The Advisor may also directly pay expenses on our behalf and waive reimbursement under the Amended Expense Limitation Agreement. For purposes of the Amended Expense Limitation Agreement, “Other Operating Expenses” include all of our O&O Expenses but exclude the “Specified Expenses” as defined in the Amended Expense Limitation Agreement and described below.
Under the Amended Expense Limitation Agreement, the Advisor may also elect to pay or reimburse certain additional fees and expenses of the Company on the Company’s behalf, including all or any portion of a Specified Expense (each such payment or reimbursement, a “Voluntary Expense Payment” and, together with a Required Expense Payment, the “Expense Payments”). However, no portion of a Voluntary Expense Payment will be used to pay any of our interest expense or shareholder servicing and/or distribution fees. When making a Voluntary Expense Payment, the Advisor will designate, as it deems necessary or advisable, what type of expense it is paying.
The Company had no obligation to reimburse or pay the Advisor for any Expense Payment until the Company received at least $100 million in gross proceeds from the sale of Shares (the “Offering Proceeds Threshold”). Calculation of the Offering Proceeds Threshold excludes gross proceeds from Shares purchased by the Advisor and by the Company’s directors and officers. Due to the fact that we have exceeded the Offering Proceeds Threshold under the Amended Expense Limitation Agreement, any Expense Payments will be subject to recoupment by the Advisor in accordance with the below-described limitations and provisions to the extent that such recoupment would not cause us to exceed the Expense Cap.
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
Under the Amended Expense Limitation Agreement, if at the end of any fiscal year in which we have reimbursed the Advisor for any Excess Expenses, the Other Operating Expenses for such fiscal year exceed the Expense Cap applicable at that time, the Advisor will promptly pay the Company an amount equal to the lesser of: (i) the amount by which the Other Operating Expenses for such fiscal year exceed the Expense Cap; and (ii) the amount of reimbursements for Excess Expenses (other than Excess Expenses attributable to Specified Expenses) paid by us to the Advisor in such fiscal year; any such payment by the Advisor to us pursuant to the foregoing will be subject to later reimbursement by us in accordance with the terms of the Amended Expense Limitation Agreement.
Determination of Net Asset Value
We expect to determine our NAV for each class of Shares on a monthly basis as of the last day of each calendar month. The NAV per share for each class of Shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of outstanding Shares in such class at the date as of which the determination is made.
The Advisor oversees the valuation of the Company’s investments on behalf of the Company. The Board has approved valuation procedures for the Company (the “Valuation Procedures”) and has designated the Advisor as the valuation designee pursuant to Rule
2a-5(b)
under the 1940 Act. The Board has ultimate oversight responsibility for pricing the securities held in the Company’s portfolio. Pursuant to the Valuation Procedures, the Advisor’s Valuation Committee will value the Company’s investments at fair value unless market quotations are “readily available” as defined in the 1940 Act.
As a general matter, to value the Company’s investments, the Advisor will use current market values when readily available, and otherwise value the Company’s investments with fair value methodologies set forth in the Valuation Procedures.
These fair value calculations will involve significant professional judgment by the Advisor in the application of both observable and unobservable attributes, and it is possible that the fair value determined for a security may differ materially from the value that could be realized upon the sale of the security. There is no single standard for determining fair value of an investment. Likewise, there can be no assurance that the Company will be able to purchase or sell an investment at the fair value price used to calculate the Company’s NAV. Rather, in determining the fair value of an investment for which there are no readily available market quotations, the Advisor may consider several factors, including the below depending on the type of security:
Publicly Traded Securities
For securities or investments that are quoted, traded or exchanged in an accessible, active market, the Advisor will value the asset by multiplying the number of securities held by the quoted market price as of the measurement (or reporting) date. The Advisor does not apply any liquidity or restriction discount regardless of ownership structure or the ability to control the sale of the asset.
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
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, the Company may value such investments using a variety of valuation techniques. For debt investments, the Advisor generally uses a market interest rate yield analysis to determine fair value. To determine fair value using a yield analysis, the expected cash flows are projected based on the contractual terms of the debt security and discounted back to the measurement date based on a market yield. A market yield is determined based upon an assessment of current and expected market yields for similar investments and risk profiles. The Company considers the current contractual interest rate, the expected life and other terms of the investment relative to risk of the company and the specific investment.
Private Credit/Debt/Debt-Like Securities
In determining the estimated fair value of private credit/debt or debt-like securities for which there is no actively traded market, the Advisor’s estimate of fair value will consider such factors as the current market environment relative to that of the investment held, the tenor of maturity date of the investment, the operating performance of the issuer, the concern for maintaining any covenant levels embedded in the instrument, the ability of the issuer to call the security (and the associated redemption price) and the general overall credit quality of the security over the life of the investment.
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

Defaulted private debt/credit positions are valued using several methods including the following: discounting the expected cash flows of the investment; valuing the net assets of the company; reviewing comparable precedent transactions involving similar companies; and using a performance multiple or market-based approach. None of the Company’s assets in the consolidated financial statements as of December 31, 2023 have defaulted or are on non-accrual
status.
For defaulted private debt/credit positions, discounted cash flow valuation uses an internal analysis based on the Advisor’s expectation of future income and expenses, capital structure, exit multiples of a security, and other unobservable inputs which may include contractual and factual loan factors, estimated future payments and credit rating. Generally, an increase in market yields or discount rates or a decrease in EBITDA multiples may result in a decrease in the fair value of certain of the Company’s investments.
For securities of all investment types, if purchased less than 90 days before a valuation date, the Advisor’s Valuation Committee considers the purchase price, or cost, as an important indicator of fair value and may use that as the valuation of the investment.
The Advisor intends to engage third party valuation firms to provide an independent valuation range for a portion of the portfolio each quarter or as necessary. Where appropriate, the Advisor may use a price within the independent valuation range as the fair value for an investment.
As outlined below, the NAV calculation is available generally after the end of the applicable month. Changes in our monthly NAV will reflect factors including, but not limited to, accruals for net portfolio income, interest expense and unrealized/realized gains (losses) on assets, any applicable organization and offering costs and any expense reimbursements. When the Advisor determines NAV as of the last day of a month that is not also the last day of a calendar quarter, the Advisor intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Advisor will generally value such assets at the most recent quarterly valuation unless the Advisor determines that a significant observable change has occurred since the most recent quarter-end
with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Advisor determines such a change has occurred with respect to one or more investments, the Advisor will determine whether to update the value for each relevant investment, in accordance with the Valuation Procedures, pursuant to authority designated by the Board. Additionally, the Advisor may otherwise determine to update the most recent quarter-end
valuation of an investment without reliable market quotations that the Advisor considers to be material to the Company using a range of values from an independent valuation firm.
We will report our NAV per share for each class of shares as of the last day of each month under cover of a Current Report on Form
8-K
filed with the SEC in connection with the Private Offering, generally within 20 business days of the last day of each month. The most recently determined NAV per share for each class of shares will also be available via our password-protected investor relations website, once available.
Relationship between NAV and Our Transaction Price
Although the transaction price in the monthly closings for our Private Offering will generally be based on the NAV per Share as of the last calendar day of the applicable month, such NAV may be significantly different from the current NAV per Share as of the date on which your investment decision is made (or repurchase occurs).
In addition, we may offer Shares at a price that we believe reflects the NAV per share more appropriately than the prior month’s NAV per share (including by updating a previously disclosed offering price) or suspend our offering in exceptional cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month due to the aggregate impact of factors such as general significant market events or disruptions or force majeure events. In cases where our transaction price is not based on the prior month’s NAV per share, the offering price will not equal our NAV per share as of any time.
Limits on the Calculation of Our Per Share NAV
Although our primary goal in establishing our valuation guidelines is to produce a valuation that represents a reasonable estimate of the market value of our investments, or the price that would be received upon the sale of our investments in market transactions, the methodologies used will be based on judgments, assumptions and opinions about future events that may or may not prove to be correct, and if different judgments, assumptions or opinions were used, a different estimate would likely result. Furthermore, our published per share NAV may not fully reflect certain extraordinary events because we may not be able to immediately quantify the financial impact of such events on our portfolio. The Advisor will monitor our portfolio between valuations to determine whether there have been any extraordinary events that may have materially changed the estimated market value of the portfolio, such as significant market events or disruptions or force majeure events. If required by applicable securities law, we will promptly disclose the occurrence of such event under cover of a Current Report on Form
8-K
or other public disclosure, and the Advisor will analyze the impact of such extraordinary event on our portfolio and determine the appropriate adjustment to be made to our NAV. We will not, however, retroactively adjust NAV. To the extent that the extraordinary events may result in a material change in value of a specific investment, the Advisor will order a new valuation of the investment. It is not known whether any resulting disparity will benefit shareholders whose shares are or are not being repurchased or purchasers of the Shares.
We include no discounts to our NAV for the illiquid nature of the Shares, including the limitations on your ability to sell Shares under our discretionary share repurchase program and our ability to suspend the share repurchase program at any time.
Our NAV generally does not consider exit costs that would likely be incurred if our assets and liabilities were liquidated or sold. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of BDCs or other closed-end
investment companies on stock exchanges.
We do not represent, warrant or guarantee that:

•	a shareholder would be able to realize the NAV per share for the class of shares a shareholder owns if the shareholder attempts to sell its shares;

•	a shareholder would ultimately realize distributions per share equal to per share NAV upon a liquidation of our assets and settlement of our liabilities or upon any other liquidity event;

•	our Shares would trade at per share NAV on a national securities exchange;

•	a third party in an arm’s-length transaction would offer to purchase all or substantially all of our Shares at NAV; and

•	NAV would equate to a market price for a publicly traded BDC.
Non-Exchange
Traded, Perpetual-Life BDC
We are a
non-exchange
traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares are intended to be sold by the BDC monthly on a continuous basis at a price generally equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their shares on a quarterly basis at NAV, but we are not obligated to offer to repurchase any Shares in any particular quarter. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual
funds. While we may consider a Liquidity Event at any time in the future, we do not currently intend to undertake a Liquidity Event and will not be obligated by the Limited Liability Company Agreement or otherwise to effect a Liquidity Event at any time.
Emerging Growth Company
We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to, among other things, have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”).
In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.
We will remain an emerging growth company until the earliest of:

•	the last day of our fiscal year in which the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement occurs;

•	the end of the fiscal year in which our total annual gross revenues first equal or exceed $1.235 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•	December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.
We do not believe that being an emerging growth company will have a significant impact on our business or the Private Offering. As stated above, we have elected to opt-in
to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under
Section 12b-2
of the Exchange Act, and will not be for so long as the Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Advisor and we do not directly compensate our executive officers, or reimburse the Advisor or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Advisor, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.
Employees
We do not currently have any employees and do not expect to have any employees. Each of our executive officers described under “Item 10. Directors, Executive Officers and Corporate Governance” in Part III of this Report is a principal, officer or employee of the Advisor or its affiliates, which manages and oversees our investment operations. In the future, the Advisor may directly retain personnel based upon its needs.

Regulation as a BDC
We have elected to be regulated as a BDC under the 1940 Act and as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters, as described below. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them.
The 1940 Act also requires that a majority of our Board consist of persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our outstanding voting securities.
We will also generally not be able to issue and sell Shares at a price per share, after deducting underwriting commissions and discounts, that is below our NAV per share. We may, however, sell the Shares, or warrants, options or rights to acquire the Shares, at a price below the then-current NAV of the Shares if the Board determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new Shares at a price below NAV per share in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.
The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “Qualifying Assets,” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

(i)	does not have any class of securities that is traded on a national securities exchange;

(ii)	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii)	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or

(iv)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)	Securities of any Eligible Portfolio Company controlled by the Company.

(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)
Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the Eligible Portfolio Company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Significant Managerial Assistance
A BDC must have been organized and have its principal place of business in the United States and must operate for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.
Temporary Investments
Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.
Warrants
Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.
Leverage and Senior Securities; Coverage Ratio
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to the Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. Our initial member approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act, and such election became effective on the first day immediately after the date of such approval. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.
We have entered into the MassMutual SPV I Facility, the BMO SPV II Credit Facility, and the Wells Fargo SPV III Credit Facility (each as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” in Part II of this Report) and intend to establish one or more additional credit facilities and enter into other financing arrangements to facilitate investments and the timely payment of our expenses. Any such credit facilities will generally bear interest at floating rates at to be determined spreads over a specific reference rate. We cannot assure shareholders that we will be able to enter into a credit facility or otherwise obtain financing on favorable terms or at all. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.
Under Rule
18f-4
under the 1940 Act, related to the use of derivatives, short sales, reverse repurchase agreements and certain other transactions by registered investment companies, we are permitted to enter into derivatives and other transactions that create future payment or delivery obligations, including short sales, notwithstanding the senior security provisions of the 1940 Act if we comply with certain value-at-risk
leverage limits and derivatives risk management program and board oversight and reporting requirements or comply with a “limited derivatives users” exception. We expect to be a “limited derivatives user” under Rule
18f-4.
To the extent we elect to qualify as a “limited derivatives user,” we are required to adopt and implement written policies and procedures reasonably designed to manage our derivatives risk and limit our derivatives exposure such that it does not exceed 10% of our net assets (with certain exclusions). Rule
18f-4
also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provisions of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating our asset coverage ratios as discussed above. In addition, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard
settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date (the “Delayed-Settlement Securities Provision”). We may otherwise engage in such transactions that do not meet the conditions of the Delayed-Settlement Securities Provision so long as we treat any such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents and restricted cash and restricted cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements. The Advisor intends to monitor developments and seek to manage our assets in a manner consistent with achieving our investment objectives, but there can be no assurance that it will be successful in doing so.
We may enter into a total return swap agreement. A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a total return swap, it often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation.
We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.
Code of Ethics
We and the Advisor have adopted a code of ethics pursuant to Rule
17j-1
under the 1940 Act and Rule
204A-1
under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.
Affiliated Transactions
As a BDC, the Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates, including the Company’s officers, directors, investment adviser, investment sub-adviser,
principal underwriters and certain of their affiliates, without the prior approval of the members of board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance). The Advisor intends to apply for an exemptive order from the SEC that will permit the Company, among other things, to co-invest
with certain other persons, including certain affiliates of the Advisor and certain funds managed and controlled by the Advisor and its affiliates, subject to certain terms and conditions. There is no assurance that the co-investment
exemptive order will be granted by the SEC. Pursuant to such order, the Board may establish Board Criteria clearly defining co-investment
opportunities in which the Company will have the opportunity to participate with other public or private StepStone funds that target similar assets. If an investment falls within the Board Criteria, StepStone must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate in a co-investment
opportunity, depending on whether the Advisor determines that the investment is appropriate for the Company (e.g., based on investment strategy). The Advisor will allocate the co-investment
in such proportions as the Advisor deems appropriate from time to time in accordance with its allocation policy under the 1940 Act. If the Advisor determines that such investment is not appropriate for the Company, the investment will not be allocated to us, but the Advisor will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly Board meeting.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Advisor. The proxy voting policies and procedures of the Advisor are set forth below. The guidelines are reviewed periodically by the Advisor and our Independent Directors, and, accordingly, are subject to change.
As an investment adviser registered under the Advisers Act, the Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of the Advisor are intended to comply with Section 206 of, and Rule
206(4)-6
promulgated under, the Advisers Act.
The Advisor will vote proxies relating to our securities in the best interest of its clients’ shareholders. It will review on a case-by-case
basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Advisor will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.
The proxy voting decisions of the Advisor are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, the Advisor requires that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how the Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.
You may obtain information, without charge, regarding how the Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, StepStone Private Credit Fund LLC, 227 Park Avenue, 44th Floor, New York, NY 10172 or by calling us collect at +1 (713)
515-4692.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on SEC reporting companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule
13a-14
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
pursuant to Rule
13a-15
under the Exchange Act, our management will be required to prepare an annual report regarding its assessment of our internal control over financial reporting after we have been subject to the reporting requirements of the Exchange Act for a specified period of time and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and

•
pursuant to Item 308 of Regulation
S-K
and Rule
13a-15
under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our then-current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act.
Other
We will be periodically examined by the SEC for compliance with the 1940 Act and be subject to the periodic reporting and related requirements of the 1934 Act.
We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.
Exclusion from Commodity Pool Operator Registration for the Advisor
Because the Company may utilize both
over-the-counter
and exchange traded instruments (including derivative instruments such as swaps, futures, options and forward agreements) some of which are classified as commodity interests, the Company would be considered a commodity pool under Commodity Futures Trading Commission (“CFTC”) regulations. The Advisor has filed a notice to claim the exclusion from the definition of commodity pool operator available under CFTC Rule 4.5 with regard to the operation of the Company. The Advisor, therefore, will not be subject to registration and regulation as a commodity pool operator. CFTC Rule 4.5 imposes limits on using these derivatives other than for certain hedging purposes, whereby the use of derivatives not used solely for those hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of the Company, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of the Company.
Certain U.S. Federal Income Tax Considerations
The following discussion is a summary of some of the U.S. federal income tax considerations relevant to an investment in the Company as a shareholder, including U.S. federal income tax considerations relevant to a BDC. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt
organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market
their securities holdings, pension plans and trusts, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold Shares as capital assets (within the meaning of Section 1221 of the Code). It is based upon the Code, the regulations promulgated thereunder, published rulings of the IRS and court decisions, all as in effect on the date of this Report. All of the above authorities are subject to change (possibly retroactively) by legislative or administrative action, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the IRS regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt
securities or certain other investment assets.
For purposes of this discussion, a “U.S. Holder” is a shareholder, in each case, that is, for U.S. federal income tax purposes: (a) an individual who is a citizen or resident of the United States; (b) a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (c) an estate, the income of which is subject to U.S. federal income taxation regardless of its source or (d) a trust if a court within the United States can exercise primary supervision over its administration and certain other conditions are met. A
“Non-U.S.
Holder” is a shareholder who is not a U.S. Holder.
If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares in the Company, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold shares in the Company should consult its tax advisors with respect to the purchase, ownership and disposition of an investment in the Company.
THIS SUMMARY DOES NOT DISCUSS ALL OF THE FEDERAL INCOME TAX CONSIDERATIONS THAT MAY BE RELEVANT TO A PARTICULAR INVESTOR OR TO INVESTORS SUBJECT TO

SPECIAL TREATMENT AND DOES NOT CONSTITUTE LEGAL OR TAX ADVICE. ACCORDINGLY, PROSPECTIVE INVESTORS SHOULD CONSULT THEIR OWN TAX ADVISORS REGARDING THE SPECIFIC FEDERAL, STATE, LOCAL, ESTATE AND FOREIGN TAX CONSEQUENCES OF INVESTING IN THE COMPANY.
Taxation of RIC Operations Generally.
The Company intends to qualify as a RIC for U.S. federal income tax purposes. As a RIC, the Company will generally be able to deduct qualifying distributions to its shareholders, so that it is subject to U.S. federal income taxation only in respect of earnings that it retains and does not distribute. In addition, certain distributions made to the Company’s shareholders may be eligible for look-through tax treatment determined by reference to the earnings from which the distribution is made.
In order to qualify as a RIC, the Company must, among other things,

(a)	at all times during each taxable year maintain its election under the 1940 Act to be treated as a BDC;

(b)
derive in each taxable year at least 90% of its gross income from dividends, interest, gains from the sale or other disposition of stock or securities and other specified categories of investment income; and

(c)	diversify its holdings so that, subject to certain exceptions and cure periods, at the end of each quarter of its taxable year

(i)
at least 50% of the value of its total assets is represented by cash and cash items, U.S. government securities, the securities of other RICs and “other securities,” provided that such “other securities” shall not include any amount of any one issuer, if its holdings of such issuer are greater in value than 5% of its total assets or greater than 10% of the outstanding voting securities of such issuer, and

(ii)
no more than 25% of the value of its assets may be invested in securities of any one issuer, the securities of any two or more issuers that are controlled by the Company and are engaged in the same or similar or related trades or business (excluding U.S. government securities and securities of other RICs), or the securities of one or more “qualified publicly traded partnerships.”

As a RIC, in any taxable year with respect to which the Company distributes (or is treated as distributing) at least 90% of its investment company taxable income (which includes, among other items, dividends, interest and the excess of any net short-term capital gains over net long-term capital losses and other taxable income other than any net capital gain reduced by deductible expenses), the Company generally will not be subject to U.S. federal income tax on its investment company taxable income and net capital gains that are distributed to shareholders. The Company will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed (or deemed distributed) to it shareholders.
The Company will be subject to a nondeductible 4% excise tax unless it distributes in a timely manner during each calendar year an amount equal to the sum of:

(1)	at least 98% of its ordinary income (not taking into account any capital gains or losses) for the calendar year;

(2)	at least 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year; and

(3)	any undistributed amounts from previous years on which the Company paid no U.S. federal income tax.

The Company is generally expected to distribute substantially all of its earnings on a quarterly basis, though one or more of the considerations described below could result in the deferral of dividend distributions until the end of the fiscal year:

(1)
The Company may make investments that are subject to tax rules that require it to include amounts in income before cash corresponding to that income is received, or that defer or limit the Company’s ability to claim the benefit of deductions or losses. For example, if the Company holds securities issued with original issue discount, such discount will be included in income in the taxable year of accrual and before any corresponding cash payments are received.

(2)
In cases where the Company’s taxable income exceeds its available cash flow, the Company will need to fund distributions with the proceeds of sale of securities or with borrowed money, and will raise funds for this purpose opportunistically over the course of the year.

In certain circumstances (e.g., where the Company is required to recognize income before or without receiving cash representing such income), the Company may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining RIC status and for avoiding income and excise taxes. Accordingly, the Company may have to sell investments at times it would not otherwise consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If the Company is not able to obtain cash from other sources, it may fail to qualify as a RIC and thereby be subject to corporate-level income tax.
Although the Company does not presently expect to do so, it will be authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, it will not be permitted to make distributions to its shareholders while its debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met.
Moreover, the Company’s ability to dispose of assets to meet distribution requirements may be limited by (1) the illiquid nature of its portfolio and/or (2) other requirements relating to its qualification as a RIC, including the diversification tests. If the Company disposes of assets in order to meet the annual distribution requirement or to avoid the excise tax, it may make such dispositions at times that, from an investment standpoint, are not advantageous.
Certain of the Company’s investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long- term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause the Company to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% gross income test described above.
Certain distributions reported by the Company as Section 163(j) interest dividends may be treated as interest income by shareholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by the shareholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that the Company is eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of the Company’s business interest income over the sum of the Company’s (i) business interest expense and (ii) other deductions properly allocable to the Company’s business interest income.

It is intended that the Company will invest a portion of its assets in Underlying Funds, some of which may be classified as partnerships for U.S. federal income tax purposes. An entity that is properly classified as a partnership (and not an association or publicly traded partnership taxable as a corporation) generally is not subject to an entity-level U.S. federal income tax. Instead, each partner of the partnership is required to take into account its distributive share of the partnership’s net capital gain or loss, net short- term capital gain or loss, and its other items of ordinary income or loss (including all items of income, gain, loss and deduction allocable to that partnership from investments in other partnerships) for each taxable year of the partnership ending with or within the partner’s taxable year. Each such item will have the same character to a partner and will generally have the same source (either United States or foreign), as though the partner realized the item directly. Partners of a partnership must report these items regardless of the extent to which, or whether, the partnership or the partners receive cash distributions for such taxable year. Accordingly, the Company may be required to recognize items of taxable income and gain prior to the time that any corresponding cash distributions are made to or by the Company and certain Underlying Funds (including in circumstances where investments by the Underlying Funds generate income prior to a corresponding receipt of cash). In such case, the Company may have to dispose of interests in Underlying Funds that it would otherwise have continued to hold, or devise other methods of cure, to the extent certain Underlying Funds earn income of a type that is not qualifying gross income for purposes of the gross income test or hold assets that could cause the Company not to satisfy the RIC asset diversification test.
Some of the income that the Company may earn directly or through an Underlying Fund, such as income recognized from an equity investment in an operating partnership, may not satisfy the gross income test. To manage the risk that such income might jeopardize the Company’s tax status as a RIC resulting from a failure to satisfy the gross income test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income and (if applicable) hold the related investment. Such subsidiary entities generally will be required to incur entity-level income taxes on their earnings, which ultimately will reduce the return to shareholders.
A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we could incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its shareholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC cannot use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but could carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, the Company could for tax purposes have aggregate taxable income for several taxable years that the Company is required to distribute and that is taxable to the shareholders even if such taxable income is greater than the net income the Company actually earns during those taxable years.
While the Company is expected to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% excise tax, it may not be able to distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, the Company will be liable for the tax only on the amount by which it does not meet the foregoing distribution requirement. Under certain circumstances, the Advisor may, in its sole discretion, determine that it is in the interests of the Company to retain rather than distribute some amount of income and capital gains, and accordingly cause the Company to bear the excise tax burden associated therewith.
If in any particular taxable year, the Company does not qualify as a RIC, all of the Company’s taxable income (including net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to shareholders, and distributions will be taxable to shareholders as ordinary dividends to the extent of the Company’s current and accumulated earnings and profits. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

In the event the Company invests in foreign securities, it may be subject to withholding and other foreign taxes with respect to those securities. The Company is not expected to satisfy the requirement to pass through to shareholders their share of the foreign taxes paid by the Company.
Taxation of U.S. Holders
Distributions from the Company’s investment company taxable income (consisting generally of net investment income, net short-term capital gain, and net gains from certain foreign currency transactions) generally will be taxable to U.S. Holders as ordinary income to the extent made out of the Company’s current or accumulated earnings and profits. Distributions generally will not be eligible for the dividends received deduction allowed to corporate shareholders or for the reduced rates applicable to certain qualified dividend income received by non-corporate shareholders. Distributions that the Company report as net capital gain distributions will be taxable to U.S. Holders as long-term capital gain regardless of how long such U.S. Holders have held their Shares. Distributions in excess of the Company’s current and accumulated earnings and profits first will reduce a U.S. Holder’s adjusted tax basis in such U.S. Holder’s Shares and, after the adjusted tax basis is reduced to zero, will constitute capital gains to such U.S. Holder.
Distributions declared by the Company in October, November, or December of any year and payable to shareholders of record on a specified date in such a month will be deemed to have been paid by the Company on December 31st of the previous calendar year if the distributions are paid during the following January. Accordingly, distributions received in January may be subject to taxation in the preceding year.
Although the Company intends to distribute any net long-term capital gains at least annually, it may in the future decide to retain some or all of its net long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, the Company will pay corporate-level federal income tax on the retained amount, each U.S. Holder will be required to include its share of the deemed distribution in income as if it had been distributed to the U.S. Holder, and the U.S. Holder will be entitled to claim a credit equal to its allocable share of the tax paid on the deemed distribution by the Company. The amount of the deemed distribution net of such tax will be added to the U.S. Holder’s tax basis for their Shares or preferred stock. Since the Company expects to pay tax on any retained capital gains at its regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by non-corporate
U.S. Holders on long-term capital gains, the amount of tax that non-corporate
U.S. Holders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gains. Such excess generally may be claimed as a credit against the U.S. Holder’s other federal income tax obligations or may be refunded to the extent it exceeds a shareholder’s liability for federal income tax. A shareholder that is not subject to federal income tax or otherwise required to file a federal income tax return would be required to file a federal income tax return on the appropriate form to claim a refund for the taxes paid by the Company. To utilize the deemed distribution approach, the Company must provide written notice to its shareholders. The Company cannot treat any of its investment company taxable income as a “deemed distribution.”
If a U.S. Holder sells or exchanges its Shares, the holder will recognize gain or loss equal to the difference between its adjusted basis in the Shares sold and the amount received. Any such gain or loss will be treated as a capital gain or loss and will be long-term capital gain or loss if the Shares have been held for more than one year. Any loss recognized on a sale or exchange of Shares that were held for six months or less will be treated as long-term, rather than short-term, capital loss to the extent of any capital gain distributions previously received (or deemed to be received) thereon.
U.S. Holders who tender pursuant to the share repurchase program, all Shares held, or considered to be held, by them will be treated as having sold such Shares and generally will realize a capital gain or loss. If a U.S. Holder tenders fewer than all of its Shares or fewer than all Shares tendered are repurchased, such U.S. Holder may be treated as having received a taxable dividend upon the tender of such Shares. In such a case, there is a risk that non-tendering
shareholders, and shareholders who tender some but not all of their Shares or fewer than all of whose Shares are repurchased, in each case whose percentage interests in us increase as a result of such tender, will be treated as having received a taxable distribution from the Company. The extent of such risk will vary depending upon the particular circumstances of the share repurchase program, and in particular whether such program is a single and isolated event or is part of a plan for periodically redeeming Shares.
The Company or the applicable withholding agent will be required to withhold U.S. federal income tax (“backup withholding”) currently at a rate of 24% from all taxable distributions to any non-corporate
U.S. Holder (1) who fails to furnish the Company with a correct taxpayer identification number or a certificate that such shareholder is exempt from backup withholding or (2) with respect to whom the IRS notifies the Company that such shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. Holder’s U.S. federal income tax liability and may entitle such shareholder to a refund, provided that proper information is timely provided to the IRS.
An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our Shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceed certain threshold amounts.
If the Company is not treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) for any calendar year, then a U.S. Holder that is an individual, estate or trust may be subject to limitations on miscellaneous itemized deductions in respect of its share of expenses that the Company incurs, to the extent that the expenses would have been subject to limitations if the holder had incurred them directly. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. Holder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions are deductible only to the extent that the aggregate of such U.S. Holder’s miscellaneous itemized deductions exceeds 2% of such U.S. Holder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of determining a U.S. Holder’s liability for the U.S. federal alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code. In this case, the Company would be required to report the relevant income and expenses, including the fees paid to the Advisor, on Form
1099-DIV,
and affected holders will be required to take into account their allocable share of such income and expenses. There is no assurance that the Company will be treated as a “publicly offered regulated investment company” at any time or all times.
Tax-Exempt
Investors
The direct conduct by a
tax-exempt
U.S. Holder of the activities that the Company is expected to conduct could give rise to UBTI. However, a BDC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its shareholders for purposes of determining treatment under current law. Therefore, a tax-exempt
U.S. Holder should not be subject to U.S. federal income taxation solely as a result of the holder’s ownership of the Shares and receipt of dividends that it pays. Moreover, under current law, if the Company incurs indebtedness, such indebtedness will not be attributed to its shareholders. Therefore, a tax-exempt
U.S. Holder should not be treated as earning income from “debt-financed property” and dividends paid by the Company should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that the Company incurs. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt
investors and
non-qualifying
investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt
investors could be adversely affected.

Non-U.S.
Holders
Distributions of our “investment company taxable income” to
Non-U.S.
Holders (including interest income, net short-term capital gain or
non-U.S.-source
dividend and interest income) generally will be subject to withholding of U.S. federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless the distributions are effectively connected with a U.S. trade or business of the
Non-U.S.
shareholder, in which case the distributions will generally be subject to U.S. federal income tax at the rates applicable to U.S. persons. For a corporate
Non-U.S.
shareholder, distributions (both actual and deemed), and gains realized upon the sale of our Shares that are effectively connected with a U.S. trade or business could, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty). In each such case, we will not be required to withhold U.S. federal tax if the
Non-U.S.
Holder complies with applicable certification and disclosure requirements. Special certification requirements apply to a
Non-U.S.
Holder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.
Certain properly reported dividends are generally exempt from withholding of U.S. federal income tax where paid in respect of a RIC’s (i) “qualified net interest income” (generally, its U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the RIC or the
non-U.S.
shareholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of the RIC’s net short-term capital gain, other than short-term capital gains recognized on the disposition of U.S. real property interests, over the RIC’s long-term capital loss), as well as if certain other requirements are satisfied. Nevertheless, no assurance can be given as to whether any of the Company’s distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be reported as such by the Company. Furthermore, in the case of Shares held through an intermediary, the intermediary may have withheld U.S. federal income tax even if the Company reported the payment as an interest-related dividend or short-term capital gain dividend. Since the Shares are subject to significant transfer restrictions, and an investment in the Shares will generally be illiquid,
non-U.S.
shareholders whose distributions on the Shares are subject to withholding of U.S. federal income tax may not be able to transfer their Shares easily or quickly or at all.
A BDC is a corporation for U.S. federal income tax purposes. Under current law, a
non-U.S.
Holder will not be considered to be engaged in the conduct of a business in the United States solely by reason of its ownership in a BDC. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between foreign investors and investments that would otherwise result in such investors being considered to be engaged in the conduct of a business in the United States. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to foreign investors could be adversely affected.
Non-U.S.
Holders generally are not subject to U.S. tax on capital gains realized on the sale of the Shares or on actual or deemed distributions of the Company’s net capital gains unless such gains are effectively connected with the conduct of a U.S. trade or business by the holder and, if an income tax treaty applies, are attributable to a permanent establishment in the United States, or the holder is present in the United States for 183 or more days during the taxable year.
Generally, gain realized by a
Non-U.S.
Holder with respect to a tender of its Shares will not be subject to U.S. federal income tax or to any U.S. tax withholding, provided that such gain is not effectively connected with a trade or business carried on in the United States by the
Non-U.S.
Holder. If a
Non-U.S.
Holder tenders fewer than all of its Shares or fewer than all Shares tendered are repurchased, such
Non-U.S.
Holder may be treated as having received a taxable dividend upon the tender of such Shares. Absent a statutory exemption (as discussed above), such dividend received by the
Non-U.S.
Holder will be subject to a U.S. withholding tax of 30% (or a lower rate provided by an applicable treaty).

FATCA Compliance
Pursuant to the Foreign Account Tax Compliance Act (“FATCA”), additional requirements will apply to
Non-U.S.
Holders that are considered for U.S. federal income tax purposes to be a foreign financial institution or non-financial
foreign entity, as well as to
Non-U.S.
Holders that hold their Shares through such an institution or entity. In general, an exemption from U.S. withholding tax will be available only if the foreign financial institution has entered into an agreement with the U.S. government, or under certain intergovernmental agreements collects and provides to the U.S. tax authorities information about its accountholders (including certain investors in such institution) and if the non-financial
foreign entity has provided the withholding agent with a certification identifying certain of its direct and indirect U.S. owners. Any U.S. taxes withheld pursuant to the aforementioned requirements from distributions paid to affected
Non-U.S.
Holders who are otherwise eligible for an exemption from, or reduction of, U.S. federal withholding taxes on such distributions may only be reclaimed by such
Non-U.S.
Holders by timely filing a U.S. tax return with the IRS to claim the benefit of such exemption or reduction.
An investment in Shares by a
non-U.S.
person could also be subject to U.S. federal estate tax.
Non-U.S.
Holders should consult their own tax advisors with respect to the U.S. federal income tax, U.S. federal estate tax, withholding tax and state, local and foreign tax consequences of acquiring, owning or disposing of the Shares.
Developments in the tax laws of the United States or other jurisdictions could have a material effect on the tax consequences to shareholder, to the Company, and/or the Company’s direct and indirect subsidiaries, and shareholders may be required to provide certain additional information to the Company (which may be provided to the IRS or other taxing authorities) and may be subject to other adverse consequences as a result of such change in tax laws. In the event of any such change in tax law, each shareholder is urged to consult its own advisors.
Item 1A. Risk Factors
Investing in the Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in the Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or markets similar to ours. In addition to the other information contained in this Report, you should consider carefully the following information before making an investment in the Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of the Shares could decline, and you may lose all or part of your investment
.
The following is a summary of the principal risk factors associated with an investment in the Company. Further details regarding each risk included in the below summary list can be found further below.

•	The Company is a new company and has no operating history.

•
The Company is dependent upon key personnel of the Advisor, the
Sub-Advisor
and StepStone Group for the Company’s future success. If the Advisor, the
Sub-Advisor
or StepStone Group were to lose any of its key personnel, the Company’s ability to achieve its investment objectives could be significantly harmed.

•
The Company’s business model depends to a significant extent upon strong referral relationships. Any inability of the Advisor’s Investment Committee or other investment professionals at StepStone Group or the
Sub-Advisor
to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect the Company’s business.

•	There are significant potential conflicts of interest that could negatively affect the Company’s investment returns.

•	The Company’s incentive fees may induce the Advisor to incur additional leverage and make speculative investments.

•	The Company operates in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

•
Regulations governing the Company’s operation as a BDC will affect its ability to, and the way in which it, raises additional capital. As a BDC, the necessity of raising additional capital may expose the Company to risks, including the typical risks associated with leverage.

•
Because the Company has financed, and expects to finance its investments with borrowed money, the potential for gain or loss on amounts invested in the Company is magnified and may increase the risk of investing in the Company.

•
Substantially all of the Company’s or its wholly-owned subsidiaries’ assets may be required to be subject to security interests under debt financing arrangements and, if the Company or such subsidiary defaults on its obligations thereunder, the Company may suffer adverse consequences, including foreclosure on its assets.

•
Because the Company uses debt to finance its investments and may in the future incur additional borrowings or issue additional senior securities, including preferred stock and debt securities, if market interest rates increase, its cost of capital could increase, which could reduce its net investment income.

•	Provisions of the Company’s borrowing facilities may limit the Company’s discretion in operating its business.

•
Adverse developments in the credit markets may impair the Company’s ability to enter into any other future borrowing facility or to restructure or refinance indebtedness at or prior to maturity or obtain additional debt financing.

•
As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

•
Because the Company intends to distribute substantially all of its income to its shareholders to obtain and maintain our status as a RIC, it will continue to need additional capital to finance its growth. If additional funds are unavailable or not available on favorable terms, its ability to grow may be impaired.

•	The Company’s ability to enter into certain transactions with its affiliates is restricted, which may limit the scope of investments available to the Company.

•
The time and resources that the Advisor’s Investment Committee devotes to the Company may be diverted, and the Company may face additional competition due to the fact that such persons are not prohibited from raising money for, or managing, another entity that makes the same types of investments that the Company targets.

•
The Company’s incentive fee arrangements with the Advisor may vary from those of other investment funds, account or investment vehicles managed by the Advisor, which may create an incentive for the Advisor’s Investment Committee to devote time and resources to a higher fee-paying
fund.

•
Cybersecurity risks and cybersecurity incidents could adversely affect our business by causing a disruption to our operations, which could adversely affect our financial condition and results of operations.

•	Global economic, political and market conditions could have a significant adverse effect on our business, financial condition and results of operations.

•
A major public health crisis, including a resurgence of the
COVID-19
pandemic or a similar pandemic, could again severely disrupt the global financial markets and business climate and adversely affect our business, financial condition and results of operations.

•	The lack of liquidity in the Company’s investments may adversely affect its business.

•	Investments in loan interests may be difficult to value, have extended settlement periods and expose the Company to the risk of delayed receipt of principal and interest payments.

•	The Company is subject to credit, liquidity and interest rate risks.

•	Prepayments of the Company’s debt investments by its portfolio companies could adversely impact its results of operations and ability to make shareholder distributions.

•
Our Shares are not listed, and we do not intend to list our Shares, on an exchange, nor are our Shares quoted through a quotation system. Therefore, our shareholders will have limited liquidity and may not receive a full return of invested capital upon selling their Shares or upon liquidation of the Company.

•	Investing in our Shares may involve an above average degree of risk.
Risks Relating to the Company’s Business and Structure
The Company is a new company and has no operating history.
The Company commenced operations on April 3, 2023. As a result, the Company has limited financial information on which you can evaluate an investment in the Company or the Company’s prior performance. The Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that the Company will not achieve its investment objectives and that the value of your investment could decline substantially or your investment could become worthless.
The Company is dependent upon key personnel of the Advisor, the
Sub-Advisor
and StepStone Group for the Company’s future success. If the Advisor, the
Sub-Advisor
or StepStone Group were to lose any of its key personnel, the Company’s ability to achieve its investment objectives could be significantly harmed.
The Company depends on the diligence, skill and network of business contacts of the senior investment professionals of the Advisor, the
Sub-Advisor
and StepStone Group to achieve its investment objectives. The Advisor’s, the
Sub-Advisor’s
and StepStone Group’s team of investment professionals evaluates, negotiates, structures, closes and monitors the Company’s investments in accordance with the terms of the Advisory Agreement and the
Sub-Advisory
Agreement. The Company can offer no assurance, however, that the Advisor’s, the
Sub-Advisor’s
or StepStone Group’s investment professionals will continue to provide investment advice to the Company.
The Advisor (with the support of StepStone Group) and the
Sub-Advisor
(subject to the Advisor’s supervision under the
Sub-Advisory
Agreement) have primary responsibility for ongoing research, recommendations, and portfolio management regarding the Company’s investment portfolio. The loss of any of the individuals comprising the Investment Committee or other senior investment professionals of the Advisor or any other senior investment professionals of the
Sub-Advisor
may limit the Company’s ability to achieve its investment objectives and operate its business. This could have a material adverse effect on its financial condition, results of operations and cash flows.
The Company’s business model depends to a significant extent upon strong referral relationships. Any inability of the Advisor’s Investment Committee or other investment professionals at StepStone Group or the
Sub-Advisor
to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect the Company’s business.
The Company depends upon the Advisor’s Investment Committee and other investment professionals at StepStone Group, as well as upon the senior investment professionals at the
Sub-Advisor,
to maintain their relationships with Lending Sources, private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and the Company will rely to a significant extent upon these relationships to provide it with potential investment opportunities. If the Advisor’s Investment Committee or such senior investment professionals fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, the Company will not be able to grow its investment portfolio. In addition, individuals with whom the Advisor’s Investment Committee such other senior investment professionals at the Advisor,
Sub-Advisor
and/or StepStone Group have relationships are not obligated to provide them with investment opportunities, and the Company can offer no assurance that these relationships will generate investment opportunities for the Company in the future.
The Company’s financial condition, results of operations and cash flows will depend on its ability to manage its business effectively.
The Company’s ability to achieve its investment objectives will depend on its ability to manage its business and to grow its investments and earnings. This will depend, in turn, on the Advisor’s Investment Committee’s and the
Sub-Advisor’s
ability to identify, invest in and monitor portfolio companies that meet the Company’s investment criteria. The achievement of the Company’s investment objectives on a cost-effective basis will depend upon the Advisor’s and the
Sub-Advisor’s
execution of their investment process, their ability to provide competent, attentive and efficient services to the Company and the Company’s access to financing on acceptable terms. The Advisor, the Advisor’s Investment Committee, and the
Sub-Advisor
will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The Advisor may be called upon to provide managerial assistance to the Company’s portfolio companies. These activities may distract senior investment professionals from sourcing new investment opportunities for the Company or slow the Company’s rate of investment. Any failure to manage the Company’s business and its future growth effectively could have a material adverse effect on its business, financial condition, results of operations and cash flows.
There are significant potential conflicts of interest that could negatively affect the Company’s investment returns.
Personnel of the Advisor, the
Sub-Advisor
and StepStone Group, including members of the Advisor’s Investment Committee, serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as the Company, or of investment funds, accounts, or investment vehicles managed by the Advisor or the
Sub-Advisor.
Similarly, the Advisor, the
Sub-Advisor
and their respective affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of the Company or its shareholders.
In addition, there may be times when the Advisor, the
Sub-Advisor,
StepStone Group or their respective investment professionals, including the Advisor’s Investment Committee, have interests that differ from those of the Company’s shareholders, giving rise to a conflict of interest. Although the Advisor and the
Sub-Advisor
will endeavor to handle these investment and other decisions in a fair and equitable manner, the Company and its shareholders could be adversely affected by these decisions. Moreover, given the subjective nature of the investment and other decisions made by the Advisor on the Company’s behalf, the Company is unable to monitor these potential conflicts of interest between the Company and the Advisor and/or the
Sub-Advisor;
however, the Board, including its independent members, will review conflicts of interest in connection with its review of the performance of the Advisor and the
Sub-Advisor.
As a BDC, the Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates, including the Company’s officers, directors, investment adviser and sub-adviser,
principal underwriters and certain of their affiliates, without the prior approval of the members of board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance).

The Advisor’s Investment Committee, the
Sub-Advisor
and StepStone Group may, from time to time, possess material non-public
information, limiting the Company’s investment discretion.
The Advisor’s Investment Committee and senior investment professionals at the
Sub-Advisor
and StepStone Group may serve as directors of, or in a similar capacity with, portfolio companies in which the Company invests, the securities of which are purchased or sold on the Company’s behalf. In the event that material nonpublic information is obtained with respect to such companies, or the Company become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, the Company could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on the Company.
The Company’s incentive fees may induce the Advisor to incur additional leverage.
Generally, the incentive fee payable by the Company to the Advisor may create an incentive for the Advisor to use the additional available leverage. For example, because the incentive fee on net investment income is calculated as a percentage of the Company’s net assets subject to a hurdle, having additional leverage available may encourage the Advisor to use leverage to increase the leveraged return on the Company’s investment portfolio. To the extent additional leverage is available at favorable rates, the Advisor could use leverage to increase the size of the Company’s investment portfolio to generate additional income, which may make it easier to meet the incentive fee hurdle. In addition, an increase in interest rates would make it easier to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Advisor with respect to
Pre-Incentive
Fee Net Investment Income. Because of the structure of the Incentive Fee, it is possible that the Company may pay an Incentive Fee in a calendar quarter in which it incurs an overall loss taking into account capital account losses. For example, if the Company receives
Pre-Incentive
Fee Net Investment Income in excess of the quarterly hurdle rate, the Company will pay the applicable incentive fee even if the Company has incurred a loss in that calendar quarter due to realized and unrealized capital losses.
The Board is charged with protecting the Company’s interests by monitoring how the Advisor addresses these and other conflicts of interests associated with its management services and compensation. While the Board is not expected to review or approve each investment decision, borrowing or incurrence of leverage, the Board’s independent members will periodically review the Advisor’s services and fees as well as its Investment Committee decisions and portfolio performance. In connection with these reviews, the Board’s independent members will consider whether the Company’s fees and expenses (including those related to leverage) remain appropriate.
The Company’s incentive fee may induce the Advisor to make speculative investments.
The Company pays the Advisor an incentive fee based, in part, upon net capital gains realized on the Company’s investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. Additionally, under the incentive fee structure, the Advisor may benefit when capital gains are recognized and, because the Advisor will determine when to sell a holding, the Advisor will control the timing of the recognition of such capital gains. As a result, the Advisor may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in the Company investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
The Company operates in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with the Company to make the types of investments that the Company makes. The Company competes with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of the Company’s competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. For example, the Company believes some of its competitors may have access to funding sources that are not available to it. In addition, some of its competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than the Company. Furthermore, many of the Company’s competitors are not subject to the regulatory restrictions that the 1940 Act imposes on it as a BDC or the source-of-income,
asset diversification and distribution requirements it must satisfy to qualify and maintain its qualification as a RIC. The competitive pressures the Company faces may have a material adverse effect on its business, financial condition, results of operations and cash flows. As a result of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time, and the Company may not be able to identify and make investments that are consistent with its investment objectives.
With respect to the investments the Company makes, the Company does not seek to compete based primarily on the interest rates it offers, and the Company believes that some of its competitors may make loans with interest rates that are lower than the rates it offers. With respect to all investments, the Company may lose some investment opportunities if it does not match its competitors’ pricing, terms and structure. However, if the Company matches its competitors’ pricing, terms and structure, it may experience decreased net interest income, lower yields and increased risk of credit loss. The Company may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by the Advisor, the
Sub-Advisor
or their respective affiliates. Although the Advisor will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to the Company and may not be in the best interests of the Company and its shareholders.
The Company will be subject to corporate-level income tax if it is unable to qualify and thereafter maintain its tax treatment as a RIC under Subchapter M of the Code.
To qualify and thereafter maintain its tax treatment as a RIC under Subchapter M of the Code, the Company must meet certain source-of-income,
asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if the Company distributes at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to its shareholders on an annual basis. Because the Company has incurred debt, and expects to continue to incur debt, it will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict it from making distributions necessary to maintain its tax treatment as a RIC. If the Company is unable to obtain cash from other sources, it may fail to maintain its tax treatment as a RIC and, thus, may be subject to corporate-level income tax. To maintain its tax treatment as a RIC, the Company must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in the Company having to dispose of certain investments quickly in order to prevent the loss of its tax treatment as a RIC. Because most of the Company’s investments will be in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided that the Company will satisfy the asset diversification requirements or the other requirements necessary to maintain its tax treatment as a RIC. If it fails to maintain its tax treatment as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce its net assets, the amount of income available for distributions to its shareholders and the amount of funds available for new investments.
There may be potential adverse tax consequences for
non-U.S.
shareholders with respect to an investment in the Company in his, her or its jurisdiction of tax residence.
Depending on (1) the laws of such
non-U.S.
shareholder’s jurisdiction of tax residence, (2) how the Company is treated in such jurisdiction, and (3) the Company’s activities, an investment in the Company could result in such
non-U.S.
shareholder recognizing adverse tax consequences in its jurisdiction of tax residence, including with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in the Company and/or of distributions from the Company and any uncertainties arising in that respect (the Company not being established under the laws of the relevant jurisdiction), the possibility of taxable income significantly in excess of cash distributed to a
non-U.S.
shareholder, and possibly in excess of the Company’s actual economic income, the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and the possibility of being subject to tax at unfavorable tax rates. A
non-U.S.
shareholder could also be subject to restrictions on the use of its share of the Company’s deductions and losses in its jurisdiction of tax residence. Each prospective investor is urged to consult its own tax advisers with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in the Company, as well as any other jurisdiction in which such prospective investor is subject to taxation.
Legislative or regulatory tax changes could have any adverse impact on the Company and its shareholders.
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of the Company or its shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in the Shares or the value or the resale potential of the Company’s investments.
The Company may have difficulty paying its required distributions if it recognizes income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, the Company will include in income certain amounts that it has not yet received in cash, such as the accrual of original issue discount. This may arise if the Company receives warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to its overall investment activities and increases in loan balances as a result of contracted PIK arrangements are included in income before it receives any corresponding cash payments. The Company also may be required to include in income certain other amounts that it will not receive in cash.
Since in certain cases the Company may recognize income before or without receiving cash representing such income, the Company may have difficulty meeting the requirement to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to qualify and thereafter maintain its tax treatment as a RIC. In such a case, the Company may have to sell some of its investments at times it would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If the Company is not able to obtain such cash from other sources, it may fail to qualify and thereafter maintain its tax treatment as a RIC and thus be subject to corporate-level income tax.
Investments with certain deferred interest features will increase the amount of base management fees and incentive fees payable by the Company to the Advisor.
Certain of the Company’s debt investments will contain provisions providing for PIK interest payments and/or OID. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by the Company of PIK interest will have the effect of increasing its assets under management. As a result, because the base management fee that the Company will pay to the Advisor is based on the value of the Company’s net assets, the receipt by the Company of PIK interest will result in an increase in the amount of the base management fee payable by the Company. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in the Company’s pre-incentive
fee net investment income and, as a result, an increase in incentive fees that are payable by the Company to the Advisor.

In addition, under these types of investments, we accrue interest during the life of the loan on the PIK interest payment and/or OID but do not receive the cash income from the investment until the end of the term. However, our
Pre-Incentive
Fee Net Investment Income, which is used to calculate the income portion of our Incentive Fee, includes accrued interest. Thus, a portion of this incentive fee is based on income that we have not yet received in cash, such as a PIK interest payment and/or OID, which creates the risk of non-refundable
cash payments to the Advisor based on noncash accruals that may never be realized.
There are certain risks associated with the inclusion of
non-cash
income in taxable and accounting income prior to receipt of cash.
To the extent we make investments that produce income that is not matched by a corresponding cash receipt by us, such as OID instruments, which may arise, for example, if we receive warrants in connection with the making of a loan, or PIK interest representing contractual interest added to the loan principal balance and due at the end of the loan term, investors will be exposed to the risks associated with the inclusion of such non-cash
income in taxable and accounting income prior to receipt of cash, including the following:

•	The interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan;

•	The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments;

•	PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral;

•	Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash;

•	The deferral of interest on a PIK loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan;

•
We will be required under the tax laws to make distributions of OID income to shareholders without receiving any cash. Such required cash distributions may have to be paid from offering proceeds or the sale of assets without investors being given any notice of this fact; and

•
The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on our available cash, because it represents a non-cash
component of the Company’s taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate level taxation.

Regulations governing the Company’s operation as a BDC will affect its ability to, and the way in which it, raises additional capital. As a BDC, the necessity of raising additional capital may expose the Company to risks, including the typical risks associated with leverage.
The Company may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which the Company refers to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, the Company is permitted as a BDC that has satisfied certain requirements to issue senior securities in amounts such that its asset coverage ratio, as defined in the 1940 Act, equals at least 150% of its gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of the Company’s assets declines, it may be unable to satisfy this test. If that happens, the Company would not be able to borrow additional funds until it was able to comply with the 150% asset coverage ratio applicable to it under the 1940 Act. Also, any amounts that the Company uses to service its indebtedness would not be available for distributions to its shareholders. If the Company issues senior securities, it will be exposed to typical risks associated with leverage, including an increased risk of loss.

Because the Company has financed, and expects to finance its investments with borrowed money, the potential for gain or loss on amounts invested in the Company is magnified and may increase the risk of investing in the Company.
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in the Shares. To the extent that the Company or its subsidiaries use leverage to partially finance investments through banks, insurance companies and other lenders, investors will experience increased risks of investing in the Shares. Lenders of these funds will have a fixed dollar claims on the Company’s assets that would be superior to the claims of the Company’s shareholders, and the Company would expect such lenders to seek recovery against its assets in the event of a default.
In addition, under the terms of any borrowing facility or other debt instrument that the Company has entered into or may enter into, the Company will likely be required to use the net proceeds of any investments that it sells to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of the Company’s assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged, thereby magnifying losses or eliminating its stake in a leveraged investment. Similarly, any decrease in the Company’s revenue or income will cause its net income to decline more sharply than it would have had it not borrowed. Such a decline would also negatively affect its ability to make distributions with respect to the Shares. The Company’s ability to service any debt depends largely on its financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, the Company’s shareholders will bear the burden of any increase in its expenses as a result of its use of leverage, including interest expenses.
The Company is generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of its borrowings and any preferred stock that it may issue in the future, of at least 150%. If this ratio declines below 150%, the Company will not be able to incur additional debt until it is able to comply with the 150% asset coverage ratio applicable to it under the 1940 Act. This could have a material adverse effect on its operations, and the Company may not be able to make distributions. The amount of leverage that the Company employs will depend on the Advisor’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. The Company cannot assure investors that it will be able to obtain credit at all or on terms acceptable to it.
In addition, the Company’s current and future debt facilities impose or will likely impose financial and operating covenants that restrict its business activities, including limitations that hinder its ability to finance additional loans and investments or to make the distributions required to qualify and maintain its qualification as a RIC under the Code.
Substantially all of the Company’s or its wholly-owned subsidiaries’ assets may be required to be subject to security interests under debt financing arrangements and, if the Company or such subsidiary defaults on its obligations thereunder, the Company may suffer adverse consequences, including foreclosure on its assets.
Substantially all of the Company’s assets, including assets held by any of its SPV subsidiaries, may be required to be pledged as collateral under the Company’s financing arrangements. If the Company or the relevant SPV subsidiary defaults on its obligations under such financing arrangements, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, the Company may be forced to sell its investments to raise funds to repay its outstanding borrowings to avoid foreclosure and these forced sales may be at times and at prices the Company would not consider advantageous. Moreover, such deleveraging of the Company could significantly impair its ability to effectively operate its business as previously planned. As a result, the Company could be forced to curtail or cease new investment activities and lower or eliminate the dividends paid to its shareholders.

Because the Company uses debt to finance its investments and may in the future incur additional borrowings or issue additional senior securities, including preferred stock and debt securities, if market interest rates increase, its cost of capital could increase, which could reduce its net investment income.
Because the Company borrows money to make investments and may in the future incur additional borrowings or issue additional senior securities including preferred stock and debt securities, its net investment income will depend, in part, upon the difference between the rate at which it borrows funds and the rate at which it invests those funds. As a result, the Company can offer no assurance that a significant change in market interest rates would not have a material adverse effect on its net investment income. In periods of rising interest rates, the Company’s cost of funds would increase, which could reduce its net investment income. The Company may use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. The Company may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of its portfolio positions from changes in currency exchange rates and market interest rates to the extent permitted by the 1940 Act.
Provisions of the Company’s borrowing facilities may limit the Company’s discretion in operating its business.
The Company’s secured borrowing facilities are and will be backed by all or a portion of the Company’s or its respective SPV subsidiaries’ loans and securities on which the lenders have a security interest. The Company or its SPV subsidiaries may pledge up to 100% of their respective assets and may grant a security interest in all of such assets under the terms of any debt instrument entered into with lenders. Any such security interests will be set forth in a guarantee and security agreement or similar agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, the custodian for its securities serving as collateral for such loans will generally include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If the Company or its SPV subsidiaries were to default under the terms of any debt instrument, the agent for the applicable lenders would generally be able to assume control of the timing of disposition of any or all of the assets securing such debt, which would have a material adverse effect on its business, financial condition, results of operations and cash flows.
In addition, any security interests as well as negative covenants under any borrowing facility may limit the Company’s ability to incur additional liens or debt and may make it difficult for it to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing.
In addition, under any borrowing facility, the Company or its SPV subsidiaries will be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. Furthermore, the Company expects that the terms of its financing arrangements may contain a covenant requiring it to qualify and thereafter maintain compliance with RIC provisions at all times, subject to certain remedial provisions. Thus, a failure to maintain compliance with RIC provisions could result in an event of default under the financing arrangement. An event of default under any borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder and result in a cross-default under the Company’s other financing arrangements, any of which could have a material adverse effect on the Company’s business and financial condition. This could reduce the Company’s revenues and, by delaying any cash payment allowed to it under any borrowing facility until the lenders have been paid in full, reduce the Company’s liquidity and cash flow and impair its ability to grow its business and maintain its qualification as a RIC.

The Company may in the future determine to fund a portion of its investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in the Company in the same way as borrowings.
Preferred stock, which is another form of leverage, has the same risks to the Company’s shareholders as borrowings because the dividends on any preferred stock the Company issues issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common shareholders, and preferred shareholders are not subject to any of the Company’s expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.
Adverse developments in the credit markets may impair the Company’s ability to enter into any other future borrowing facility or to restructure or refinance indebtedness at or prior to maturity or obtain additional debt financing.
In past economic downturns and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for the Company to obtain desired financing to finance the growth of its investments on acceptable economic terms, or at all.
If the Company is unable to consummate credit facilities on commercially reasonable terms or to restructure or refinance indebtedness at or prior to maturity, its liquidity may be reduced significantly. If the Company is unable to repay amounts outstanding under any facility it may enter into and is declared in default or is unable to renew or refinance any such facility, it would limit the Company’s ability to initiate significant originations, make investments or to otherwise operate its business in the normal course. These situations may arise due to circumstances that the Company may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or the Company and could materially damage its business. Moreover, the Company is unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact the Company’s business.
As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments will not be publicly traded or actively traded on a secondary market. As a result, the Advisor values these securities at least quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of the last day of a month that is not also the last day of a calendar quarter, the Advisor will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter-end
process.
Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded
securities existed. Due to this uncertainty, the Advisor’s fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling Shares during a period in which the net asset value understates the value of our investments will receive a lower price for their Shares than the value of our investments might warrant.
In addition, investors will not know the then-current NAV applicable on the effective date of the share purchase and investors will not know the exact price of Shares in any quarterly tender offer conducted by the Company until after the expiration of the applicable tender offer, which may result in an investor receiving Shares based on an NAV less than, or tendering Shares based on an NAV greater than, the NAV per share available publicly at the time the relevant investor submitted their purchase order or tendered their Shares, as applicable.
The Company may expose itself to risks if it engages in hedging transactions.
The Company may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of its portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may expose us to counter-party credit risk. Hedging against a decline in the values of its portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is generally anticipated at an acceptable price. Engaging in hedging transactions may reduce cash available to pay distributions to our shareholders.
The Company anticipates holding assets denominated in currencies other than US Dollars and intends, but is not required to, enter into foreign exchange transactions selectively with the aim of enhancing or maintaining the value of the Company’s investment in absolute terms. If this currency exposure is unhedged, the value of the Company’s investment will fluctuate with exchange rates as well as with price changes of the Company’s investments in the relevant markets and currencies.
Regulations limit our investment discretion to invest in derivatives transactions.
Rule
18f-4
of the 1940 Act limits a fund’s derivatives exposure through a value-at-risk
test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. The Company expects to be a “limited derivatives user” under Rule
18f-4.
Subject to certain conditions, limited derivatives users are not subject to the full requirements of Rule
18f-4.
The Company and its portfolio companies may be subjected to potential adverse effects of new or modified laws or regulations.
The Company and its portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by the Company or its portfolio companies to comply with these laws or regulations, could require changes to certain of the Company’s or its portfolio companies’ business practices, negatively impact the Company’s or its portfolio companies’ operations, cash flows or financial condition, impose additional costs on the Company or its portfolio companies or otherwise adversely affect the Company’s business or the business of its portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank
financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank
credit extension could negatively impact the Company’s operations, cash flows or financial condition, impose additional costs on the Company, intensify the regulatory supervision of the Company or otherwise adversely affect the Company’s business.
Because the Company intends to distribute substantially all of its income to its shareholders to obtain and maintain our status as a RIC, it will continue to need additional capital to finance its growth. If additional funds are unavailable or not available on favorable terms, its ability to grow may be impaired.
The Company will need additional capital to fund new investments and grow its portfolio of investments. In addition to the Private Offering, the Company intends to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase its funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. A reduction in the availability of new capital could limit the Company’s ability to grow. In addition, the Company is required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to its shareholders to qualify and thereafter maintain its qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on the Company’s part to access the capital markets successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any.
The Company is required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities to total senior securities, which includes all of the Company’s borrowings, of at least 150%. This requirement limits the amount that the Company may borrow. Since the Company continues to need capital to grow its investment portfolio, these limitations may prevent it from incurring debt and require it to raise additional equity at a time when it may be disadvantageous to do so. While the Company expects that it will be able to borrow additional funds and to issue additional debt securities and expects that it will be able to issue additional equity securities, which would in turn increase the equity capital available to the Company, it cannot assure investors that debt and equity financing will be available to it on favorable terms, or at all. If additional funds are not available the Company, it may be forced to curtail or cease new investment activities, and its net asset value could decline.
The Company’s ability to enter into certain transactions with its affiliates is restricted, which may limit the scope of investments available to the Company.
The Company is prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the Board members who are Independent Directors, and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of its outstanding voting securities will be its affiliate for purposes of the 1940 Act, and the Company is generally prohibited from buying or selling any security from or to such affiliate without the prior approval of the Independent Directors. The 1940 Act also prohibits certain “joint” transactions with certain of its affiliates, which could include concurrent investments in the same portfolio company, without prior approval of the Independent Directors and, in some cases, of the SEC. The Company is prohibited from buying or selling any security from or to any person that controls its or who owns more than 25% of its voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.
The Advisor intends to apply for an exemptive order from the SEC that will permit the Company, among other things, to co-invest
with certain other persons, including certain affiliates of the Advisor and certain funds managed and controlled by the Advisor and its affiliates, subject to certain terms and conditions. There is no assurance that the
co-investment
exemptive order will be granted by the SEC. Pursuant to such order, the Board may establish Board Criteria clearly defining co-investment
opportunities in which the Company will have the opportunity to participate with other public or private StepStone funds that target similar assets. If an investment falls within the Board Criteria, the Advisor must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate in a co-investment
opportunity, depending on whether the Advisor determines that the investment is appropriate for the Company (e.g., based on investment strategy). The Advisor will allocate the co-investment
in such proportions as the Advisor deems appropriate from time to time in accordance with its allocation policy under the 1940 Act. If the Advisor determines that such investment is not appropriate for the Company, the investment will not be allocated to us, but the Advisor will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly Board meeting.
The time and resources that the Advisor’s Investment Committee devotes to the Company may be diverted, and the Company may face additional competition due to the fact that such persons are not prohibited from raising money for, or managing, another entity that makes the same types of investments that the Company targets.
StepStone is not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those the Company targets. As a result, the time and resources the Advisor’s Investment Committee could devote to the Company may be diverted. In addition, the Company may compete with any such investment entity for the same investors and investment opportunities.
The Company’s incentive fee arrangements with the Advisor may vary from those of other investment funds, account or investment vehicles managed by the Advisor, which may create an incentive for the Advisor’s Investment Committee to devote time and resources to a higher fee-paying
fund.
If the Advisor is paid a higher performance-based fee from any of its other funds, it may have an incentive to devote more research and development or other activities, and/or recommend the allocation of investment opportunities, to such higher fee-paying
fund. For example, to the extent the Advisor’s incentive compensation is not subject to a hurdle or an income incentive fee cap with respect to another fund, it may have an incentive to devote time and resources to such other fund.
The Advisor can resign as our investment adviser or administrator upon 120 days’ notice or 90 days’ notice, respectively, and the
Sub-Advisor
can terminate the
Sub-Advisory
Agreement on 120 days’ notice. The Company may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in its operations that could adversely affect its financial condition, business and results of operations.
The Advisor has the right under the Advisory Agreement to resign as the Company’s investment adviser at any time upon 120 days’ written notice, whether the Company has found a replacement or not. Similarly, the Advisor has the right under the Administration Agreement to resign at any time upon 90 days’ written notice, whether the Company has found a replacement or not. In addition, the
Sub-Advisor
has the right to terminate the
Sub-Advisory
Agreement at any time on 120 day’s written notice. If the Advisor were to resign as the Company’s investment adviser or administrator, or the
Sub-Advisor
terminates the
Sub-Advisory
Agreement, the Company may not be able to find a new investment adviser or administrator, or investment sub-adviser,
or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within the applicable prior-notice period, or at all. If the Company is unable to do so quickly, its operations are likely to experience a disruption, its financial condition, business and results of operations as well as its ability to pay distributions to its shareholders are likely to be adversely affected. Even if the Company is able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with the Company’s investment objectives may result in additional costs and time delays that may adversely affect its business, financial condition, results of operations and cash flows.

The Company may experience fluctuations in its annual and quarterly operating results.
The Company could experience fluctuations in its annual and quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities it acquires, the default rate on such loans and securities, the level of its expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
The Company may change its investment objectives, policies and strategies without shareholder approval.
Except as otherwise disclosed in this Report, we may modify or waive our investment objectives and any of our investment policies, restrictions, strategies, and techniques without prior notice and without shareholder approval. However, absent requisite shareholder approval under the 1940 Act, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. If we change our 80% Private Credit test, we will provide shareholders with at least 60 days’ advance notice of such change.
The Company cannot predict the effect any changes to its current investment objectives, operating policies and investment strategies would have on its business or operating results. Nevertheless, any such changes could adversely affect its business and impair its ability to make distributions to its shareholders.
We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
Our business is dependent on our and third parties’ communications and information systems. Further, in the ordinary course of our business we or our investment adviser may engage certain third-party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our business activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.
These events, in turn, could have a material adverse effect on our business, financial condition and operating results and negatively affect the market price of our common stock and our ability to pay dividends to our shareholders.
Cybersecurity risks and cybersecurity incidents could adversely affect our business by causing a disruption to our operations, which could adversely affect our financial condition and results of operations.
The frequency and sophistication of the cybersecurity threats and incidents we face continue to increase. As a result, we face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists. Our reputation and our ability to operate and expand our business depend on computer hardware and software systems, including StepStone Group’s proprietary data and technology platforms and other data processing systems, which can be vulnerable to security breaches or other cyber incidents. Our portfolio companies rely on similar systems and face similar risks, and we may invest in strategic assets having a national or regional profile or in infrastructure assets that face a greater risk of attack. Cybersecurity incidents may be an intentional attack, such as a hacker attack, ransomware, virus or worm, or an unintentional event, and could involve bad actors gaining unauthorized access to our information systems for purposes of misappropriating assets, disclosing or modifying sensitive or confidential information, corrupting data or causing operational disruption. Cyber-criminals can attempt to redirect payments required to be paid at the closings of our investments to unauthorized accounts, which we, the Advisor or the services providers we retain, such as paying agents and escrow agents, may not be able to detect or protect against. In recent years, there has been a significant increase in ransomware and other hacking attempts by cyber-criminals.
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers.
StepStone Group and the Advisor have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cybersecurity incident, do not guarantee that a cyber-incident will not occur or that our financial results or operations will not be adversely affected by such an incident. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources. Finally, we and the Advisor rely on third-party service providers for certain aspects of our business, including for certain information systems and technology, as well as administration of the Company and any other funds or investment vehicles managed by the Advisor. These third-party service providers and their vendors are also susceptible to cyber and security threats. Any interruption or deterioration in the performance of these third parties, failures of their information systems and technology or cyber and security breaches could put our sensitive information at risk or result in the shutdown of a service provider, and indemnification by, or insurance coverage of, such service providers may not be sufficient to cover any damage or loss, which could impair the quality of the funds’ operations and harm our reputation, thereby adversely affecting our business, financial condition and results of operations. We and/or the Advisor may also need to expend additional resources to adapt our cybersecurity program to the evolving security landscape and to investigate and remediate vulnerabilities or other identified risks.
We are subject to numerous laws, regulations, and contractual obligations designed to protect our regulated data, and that of our customers. These include complex and evolving laws, rules, regulations, and standards relating to cybersecurity and data privacy in a number of jurisdictions. Such laws, rules, regulations, and standards pose increasingly complex compliance challenges and potential costs. Any loss of sensitive information and failure to comply with these requirements or other applicable laws and regulations in this area, could result in significant regulatory non-compliance exposure or other penalties and legal liabilities.
The result of these adverse incidents can include disruptions of our business, corruption or modifications to our data, fraudulent transfers or requests for transfers of money, liability for stolen assets or information, increased cybersecurity protection and insurance costs and litigation.
The Company, the Advisor and the Company’s portfolio companies are subject to risks associated with “phishing” and other cyber-attacks.
The Company’s business and the business of its portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, the Company’s and its portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of
service attacks on websites (i.e., efforts to make network services unavailable to intended users). The Advisor’s and StepStone Group’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on the Company’s business, financial condition or results of operations. In addition, the Company, the Advisor or StepStone Group may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.
The Advisor’s and other service providers’ increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. These service providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.
Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts. Accordingly, the risks associated with cyber-attacks are heightened under current conditions.
General Risks and Risks Related to Economic Conditions
Global economic, political and market conditions could have a significant adverse effect on our business, financial condition and results of operations.
The global financial markets and business climate have recently deteriorated and may continue to deteriorate, including due to continued interest rate volatility, ongoing high inflation, reduced availability of credit, recession risk, regional and international bank failures, changes in laws and regulation, terrorism or political uncertainty, war (including the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict), and potential recession. For example, inflation in the U.S. could remain high or increase, and heightened competition for workers, supply chain issues and rising energy and commodity prices have contributed to increasing wages and other inputs, which may put pressure on the financial condition of our portfolio companies. The extent and impact of any sanctions imposed in connection with the Russia-Ukraine conflict and/or the Israel-Hamas conflict may also cause additional financial market volatility and impact the global economy. Volatility and disruption in the equity and credit markets can adversely affect the portfolio companies in which we invest and adversely affect our investment performance.
Our ability to manage our exposure to market conditions is limited. Market deterioration could cause us or our portfolio companies to experience reduced liquidity, earnings and cash flow, recognize impairment charges, or face challenges in raising additional capital, obtaining investment financing and making investments on attractive terms. Adverse market conditions can also affect our ability and the ability of our portfolio companies to liquidate positions in a timely and efficient manner. More costly and restrictive financing also may adversely affect our financial results and results of operations.
Our business may generate lower investment income as a result of recent and prospective economic contractions, decreases in equity markets and tightening of global credit markets. These events may result in reduced opportunities to find suitable investments and make it more difficult for us to exit and realize value from existing investments, potentially resulting in a decline in the value of our investments. Such a decline could cause our investment income and net income to slow in growth or even to decline by causing a reduction in the pace of capital raising activity in connection with our private offering if investors or potential investors perceive other investments as offering greater opportunity or lower risk, which could result in greater difficulty obtaining funding for additional investments at attractive rates.

Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to reduce other costs within a time frame sufficient to match any decreases in investment income relating to changes in market and economic conditions. If our investment income declines without a commensurate reduction in our expenses, our net income will be lower.
A major public health crisis, including a resurgence of the COVID-19 pandemic or a similar pandemic, could again severely disrupt the global financial markets and business climate and adversely affect our business, financial condition and results of operations.
A major public health crisis can have unpredictable and adverse impacts on global, national and local economies. Disruptions to commercial activity (such as the imposition of quarantines or travel restrictions) or, more generally, a failure to contain or effectively manage a public health crisis, has, and may in the future, adversely impact the Company’s business activity and that of its portfolio companies. For example, such disruptions could adversely affect the Company’s ability to effectively identify, monitor, make or dispose of investments. Additionally, while restrictions have generally been lifted globally, and the World Health Organization has declared the end of the COVID-19 global health emergency, the COVID-19 pandemic contributed, and any future public health crisis could contribute, to extreme volatility in financial markets. Such volatility could adversely affect the Company’s and its portfolio companies’ business, which could have material and adverse effect on the Company’s performance.
The extent of the impact of any public health emergency, including a pandemic, on the Company’s and its portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain the financial and economic impact of the public health emergency, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity, and the extent of the public health emergency’s disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, the Company and its portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including the potential adverse impact of the public health emergency on the health of any of its or its portfolio companies’ personnel. This could create widespread business continuity issues for the Company and its portfolio companies.
Risks Related to the Company’s Investments
The below risks related to the Company’s investments are generally applicable directly to the Company by virtue of its direct investments, as well as indirectly to the Company through its exposure to the investments made by the Underlying Funds.
Economic recessions or downturns could impair the Company’s portfolio companies, which would harm the Company’s operating results.
The current macroeconomic environment is characterized by high inflation, supply chain challenges, labor shortages, increased interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.
Many of the portfolio companies in which the Company invests are likely to be susceptible to economic slowdowns or recessions and may be unable to repay the Company’s loans during such periods. Therefore, the number of the Company’s non-performing
assets is likely to increase, and the value of its portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of its loans and debt securities and the value of its equity investments. Economic slowdowns or recessions could lead to financial losses in its portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase the Company’s funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could prevent the Company from increasing its investments and harm its operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize its portfolio company’s ability to meet its obligations under the loans and debt securities that the Company holds. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that the Company could become subject to a lender’s liability claim, including as a result of actions taken if the Company renders significant managerial assistance to the borrower. Furthermore, if one of the Company’s portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize
the Company’s debt holding and subordinate all or a portion of its claim to claims of other creditors, even though the Company may have structured its investment as senior secured debt. The likelihood of such a re-characterization
would depend on the facts and circumstances, including the extent to which the Company provided managerial assistance to that portfolio company.
Portfolio companies may be highly leveraged.
Portfolio companies in which the Company or Underlying Funds typically invest may be highly leveraged, and there is no restriction on the amount of debt any such portfolio company can incur. Substantial indebtedness may add additional risk with respect to a portfolio company, and could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and/or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs. In some cases, proceeds of debt incurred by a portfolio company could be paid as a dividend to shareholders rather than retained by the portfolio company for its working capital. Leveraged companies are often more sensitive to declines in revenues, increases in expenses, and adverse business, political, or financial developments or economic factors such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of such companies or their industries. A leveraged portfolio company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
If a portfolio company is unable to generate sufficient cash flow to meet principal and interest payments on its indebtedness, it may be forced to take other actions to satisfy its obligations under its indebtedness. These alternative measures may include reducing or delaying capital expenditures, selling assets, seeking additional capital, or restructuring or refinancing indebtedness. Any of these actions could significantly reduce the value of an Underlying Fund’s investments in such portfolio company. If such strategies are not successful and do not permit the portfolio company to meet its scheduled debt service obligations, the portfolio companies may also be forced into liquidation, dissolution or insolvency, and the value of an investment in such portfolio company could be significantly reduced or even eliminated and accordingly the Company is directly or indirectly exposed to such risks.
The Company may hold the loans and debt securities of leveraged companies that may, due to the significant operating volatility typical of such companies, enter into bankruptcy proceedings.
Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect that company. If the proceeding is converted to a liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, the Company’s influence with respect to the class of securities or other obligations it owns may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
Investments in private and middle market portfolio companies are risky, and it could lose all or part of its investment.
Our Private Credit investments primarily consist of Loans to U.S. private middle-market companies. Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and the Company relies on the ability of the Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and it may lose money on its investments. Middle-market companies may have limited financial resources, have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their loans and debt securities that the Company holds, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company realizing any guarantees it may have obtained in connection with its investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the Company’s portfolio companies and, in turn, on the Company. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, the Company’s executive officers, trustees and investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from its investments in portfolio companies.
Senior secured loans
Senior loans hold the most senior position in the capital structure of a business entity and are typically, but not necessarily, secured with specific collateral that is senior to that held by unsecured creditors, subordinated debt holders and shareholders of the borrower. The senior loans in which the Company will invest are likely to be collateralized and may be rated below investment grade or may also be unrated. As a result, the risks associated with senior loans may be similar to the risks of below investment grade instruments, although senior loans are typically senior and secured in contrast to other below investment grade instruments, which may be subordinated and/or unsecured. Nevertheless, if a borrower under a senior loan defaults, becomes insolvent or goes into bankruptcy, the Company may recover only a fraction of what is owed on the senior loan or nothing at all. Senior loans are subject to a number of risks described elsewhere in this Report, including credit risk and liquidity risk.
Although the senior loans in which the Company will invest may be secured by collateral, there can be no assurance that such collateral could be readily liquidated or that the liquidation of such collateral would satisfy the borrower’s obligation in the event of non-payment
of scheduled interest or principal. In the event of the bankruptcy or insolvency of a borrower, the Company could experience delays or limitations with respect to its ability to realize the benefits of the collateral securing a senior loan. Such collateral may be subject to complex, competing legal claims and any applicable legal or regulatory requirements which may restrict the giving of collateral or security by a borrower under a loan, such as, for example, thin capitalization, over-indebtedness, financial assistance and corporate benefit requirements. In addition, security interests may be unperfected for a variety of reasons, including the failure to make required filings by lenders, and the Company may not have priority over other creditors. In the event of a decline in the value of the already pledged collateral, if the terms of a senior loan do not require the borrower to pledge additional collateral, the Company will be exposed to the risk that the value of the collateral will not at all times equal or exceed the amount of the borrower’s obligations under the senior loans. Even if such loans do require the borrower to pledge additional collateral, there is no warranty the borrower will be able to pledge collateral of sufficient value or at all. To the extent that a senior loan is collateralized by stock in the borrower or its subsidiaries, such stock may lose some or all of its value in the event of the bankruptcy or insolvency of the borrower. Those senior loans that are under-collateralized involve a greater risk of loss. In the context of cross-border lending it is possible that the rights actually enjoyed by lenders will be adversely affected by the interplay of the rules of the various applicable legal systems.
The lack of liquidity in the Company’s investments may adversely affect its business.
Most of the Company’s assets are invested in illiquid loans and securities, and a substantial portion of its investments in leveraged companies are subject to legal and other restrictions on resale or otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for the Company to sell such investments if the need arises. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it has previously recorded the investments.
The Company is subject to credit, liquidity and interest rate risks.
The Company invests in notes, bonds or other fixed-income securities, which may include, without limitation, notes, bonds and debentures issued by corporations, government issued or guaranteed debt securities, commercial paper and “higher-yielding” (including non-investment
grade) and, therefore, higher risk debt securities. The Company is therefore subject to credit, liquidity and interest rate risks.
Generally, the value of fixed income securities will change inversely with changes in interest rates. As interest rates rise, the market value of fixed income securities tends to decrease. Conversely, as interest rates fall, the market value of fixed income securities tends to increase. This risk will be greater for long-term securities than for short-term securities. The Company may attempt to minimize the exposure of the portfolios to interest rate changes through the use of interest rate swaps, interest rate futures and/or interest rate options. However, there can be no guarantee that the Company will be successful in fully mitigating the impact of interest rate changes.
A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on the Company’s net interest income. An increase in interest rates could decrease the value of any investments the Company holds which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase the Company’s interest expense, thereby decreasing its net income. Also, an increase in interest rates available to investors could make investment in the Company less attractive if the Company is not able to increase its dividend or distribution rate, which could reduce the value of an investment in the Company.
Investors should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate the Company may receive on many of its debt investments. Accordingly, a change in the interest rate could make it easier for the Company to meet or exceed the performance threshold and may result in a substantial increase in the amount of incentive fees payable to the Advisor with respect to the portion of the incentive fee based on income.
Higher-yielding debt securities are generally unsecured and may be subordinated to certain other outstanding securities and obligations of the issuer, which may be secured on substantially all of the issuer’s assets. The lower rating of debt obligations in the higher-yielding sector reflects a greater probability that adverse changes in the financial condition of the issuer or in general economic conditions or both may impair the ability of the issuer to make payments of principal and interest.
Non-investment
grade debt securities may not be protected by financial covenants or limitations on additional indebtedness. In addition, evaluating credit risk for debt securities involves uncertainty because credit rating agencies throughout the world have different standards, making comparison across countries difficult. Also, the market for credit spreads is often inefficient and illiquid, making it difficult to accurately calculate discounting spreads for valuing financial instruments. It is likely that a major economic recession could disrupt severely the market for such securities and may have an adverse impact on the value of such securities. In addition, it is likely that any such economic downturn could adversely affect the ability of the issuers of such securities to repay principal and pay interest thereon and increase the incidence of default for such securities.
The Company will be subject to risks associated with bank Loans.
The Company may invest in Loans originated by banks and other financial institutions. Such loans are typically private corporate loans that are negotiated by one or more commercial banks or financial institutions and syndicated among a group of commercial banks and financial institutions. The bank Loans invested in by the Company may include term loans and revolving loans, may pay interest at a fixed or floating rate and may be senior or subordinated. Special risks associated with investments in bank Loans and participations include (i) the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws,
(ii) so-called
lender-liability claims by the issuer of the obligations, (iii) environmental liabilities that may arise with respect to collateral securing the obligations, (iv) the risk that bank loans may not be securities and therefore may not have the protections afforded by the federal securities laws, and (v) limitations on the ability of the Company to directly enforce its rights with respect to participations. Successful claims in respect of such matters may reduce the cash flow and/or market value of the investment. In addition, the bank loan market may face illiquidity and volatility. There can be no assurance that future levels of supply and demand in bank loan trading will provide an adequate degree of liquidity or the market will not experience periods of significant illiquidity in the future.
In addition to the special risks generally associated with investments in bank Loans described above, the Company’s investments in second-lien and unsecured bank Loans will entail additional risks, including (i) the subordination of the Company’s claims to a senior lien in terms of the coverage and recovery from the collateral and (ii) with respect to second-lien debt investments, the prohibition of or limitation on the right to foreclose on a second-lien or exercise other rights as a second-lien holder, and with respect to unsecured debt, the absence of any collateral on which the Company may foreclose to satisfy its claim in whole or in part. In certain cases, therefore, no recovery may be available from a defaulted second-lien or unsecured loan. The Company’s investments in bank Loans of below-investment grade companies also entail specific risks associated with investments in non-investment
grade securities.
Investments in loan interests may be difficult to value, have extended settlement periods and expose the Company to the risk of delayed receipt of principal and interest payments.
Loan interests generally are subject to restrictions on transfer, and the Company may be unable to sell loan interests at a time when it may otherwise be desirable to do so or may be able to sell them only at prices that are less than what the Advisor regards as their fair market value. Accordingly, loan interests may at times be illiquid. Loan interests may be difficult to value and may have extended settlement periods, which expose the Company to the risk that the receipt of principal and interest payments may be delayed until the loan interest settles.
Interests in secured loans have the benefit of collateral and, typically, of restrictive covenants limiting the ability of the borrower to further encumber its assets. There is a risk that the value of any collateral securing a loan in which the Company has an interest may decline and that the collateral may not be sufficient to cover the amount owed on the loan. In most loan agreements there is no formal requirement to pledge additional collateral. In the event the borrower defaults, the Company’s access to the collateral may be limited or delayed by bankruptcy or other insolvency laws. Further, in the event of a default, second lien secured loans will generally be paid only if the value of the collateral exceeds the amount of the borrower’s obligations to the first lien secured lenders, and the remaining collateral may not be sufficient to cover the full amount owed on the loan in which the Company has an interest. In addition, if a secured loan is foreclosed, the Company would likely bear the costs and liabilities associated with owning and disposing of the collateral. The collateral may be difficult to sell and the Company would bear the risk that the collateral may decline in value while the Company is holding it.
Loan interests may not be considered “securities,” and purchasers, such as the Company, therefore may not be entitled to rely on the anti-fraud protections of U.S. federal securities laws.
The Company may acquire interests in Loans either directly (by way of sale or assignment) or indirectly (by way of participation). The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution. Participation interests in a portion of a debt obligation typically result in a contractual relationship only with the institution participating out the interest, not with the borrower.
In purchasing participations, the Company generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off
against the borrower, and the Company may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the Company will assume the credit risk of both the borrower and the institution selling the participation. As a participant, the Company also would be subject to the risk that the party selling the participation interest would not remit the Company’s pro rata
 share of loan payments to the Company. A selling institution voting in connection with a potential waiver of a default by a borrower may have interests different from those of the Company, and the selling institution might not consider the interests of the Company in connection with its vote. Notwithstanding the foregoing, many participation agreements with respect to Loans provide that the selling institution may not vote in favor of any amendment, modification or waiver that forgives principal, interest or fees, reduces principal, interest or fees that are payable, postpones any payment of principal (whether a scheduled payment or a mandatory prepayment), interest or fees or releases any material guarantee or collateral without the consent of the participant (at least to the extent the participant would be affected by any such amendment, modification or waiver). In addition, many participation agreements with respect to Loans that provide voting rights to the participant further provide that if the participant does not vote in favor of amendments, modifications or waivers, the selling institution may repurchase such participation at par.
The Company may invest in structured products.
The Company may invest in securities backed by, or representing interests in, certain underlying instruments or assets (“structured products”). The cash flow on the underlying instruments or assets may be apportioned among the structured products to create securities with different investment characteristics such as varying maturities, payment priorities and interest rate provisions, and the extent of the payments made with respect to the structured products is dependent on the extent of the cash flow on the underlying instruments. The performance of structured products will be affected by a variety of factors, including the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. Structured products are typically sold in private placement transactions, and investments in structured products may therefore be illiquid in nature, with no readily available secondary market. Because certain structured products of the type in which the Company may invest may involve no credit enhancement, the credit risk of those structured products generally would be equivalent to that of the underlying instruments. The Company may invest in a class of structured products that is either subordinated or unsubordinated to the right of payment of another class. Subordinated structured products typically have higher yields and present greater risks than unsubordinated structured products.

Additionally, the yield to maturity of a tranche may be extremely sensitive to the rate of defaults in the underlying reference portfolio. A rapid change in the rate of defaults may have a material adverse effect on the yield to maturity. It is therefore possible that the Company may incur losses on its investments in structured products regardless of their original credit profile. Finally, the securities in which the Company is authorized to invest include securities that are subject to legal or contractual restrictions on their resale or for which there is a relatively inactive trading market. Securities subject to resale restrictions may sell at a price lower than similar securities that are not subject to such restrictions.
The Company may invest in structured finance securities, which entails various risks, including credit risks, liquidity risks, interest rate risks, market risks, operations risks, structural risks, geographical concentration risks, basis risks and legal risks.
The Company’s portfolio may include investments in structured finance securities. Structured finance securities are generally debt securities that entitle the holders thereof to receive payments of interest and principal that depend primarily on the cash flow from or sale proceeds of a specified pool of assets, either fixed or revolving, that by their terms convert into cash within a finite time period, together with rights or other assets designed to assure the servicing or timely distribution of proceeds to holders of such securities.
Investing in structured finance securities entails various risks, including credit risks, liquidity risks, interest rate risks, market risks, operations risks, structural risks, geographical concentration risks, basis risks and legal risks.
Structured finance securities are subject to the significant credit risks inherent in the underlying collateral and to the risk that the servicer fails to perform. Such securities may include credit enhancements designed to raise the overall credit quality of the security above that of the underlying collateral, but insurance providers and other sources of credit enhancement may fail to perform their obligations.
The Company expects that some structured finance securities it may hold will be subordinate in right of payment and rank junior to other securities that are secured by or represent an ownership interest in the same pool of assets. In addition, many of the related transactions have structural features that divert payments of interest and/or principal to more senior classes when the delinquency or loss experience of the pool exceeds certain levels. Consequently, such securities have a higher risk of loss as a result of delinquencies or losses on the underlying assets. In certain circumstances, payments of interest may be reduced or eliminated for one or more payment dates. Additionally, as a result of cash flow being diverted to payments of principal of more senior classes, the average life of such securities may lengthen.
Structured finance securities are also subject to the risks of the assets securitized. In particular, they are subject to risks related to the quality of the control systems and procedures used by the parties originating and servicing the securitized assets. Deficiencies in these systems may negatively affect the value of the securities, including by resulting in higher-than-expected borrower delinquencies or the inability to effectively pursue remedies against borrowers due to defective documentation.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of the Company’s portfolio investments, reducing its net asset value through increased net unrealized depreciation.
As a BDC, the Company is required to carry its investments at market value or, if no market value is ascertainable, at fair value. As part of the valuation process, the Advisor may take into account the following types of factors, if relevant, in determining the fair value of its investments:

•	available current market data, including relevant and applicable market trading and transaction comparables;

•	applicable market yields and multiples;

•	security covenants;

•	call protection provisions;

•	information rights;

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;

•	comparisons of financial ratios of peer companies that are public;

•	comparable merger and acquisition transactions; and

•	the principal market and enterprise values.
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company uses the pricing indicated by the external event to corroborate its valuation. The Company records decreases in the market values or fair values of its investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in the Company’s portfolio. The effect of all of these factors on its portfolio may reduce the Company’s net asset value by increasing net unrealized depreciation in its portfolio. Depending on market conditions, the Company could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.
The Company is a
non-diversified
investment company within the meaning of the 1940 Act, and therefore it is not limited with respect to the proportion of its assets that may be invested in securities of a single issuer.
The Company is classified as a
non-diversified
investment company within the meaning of the 1940 Act, which means that it is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer. Beyond the asset diversification requirements associated with its qualification as a RIC under the Code and certain investment diversification requirements under its financing agreements, the Company does not have fixed guidelines for diversification. To the extent that the Company assumes large positions in the securities of a small number of issuers or its investments are concentrated in relatively few industries, its NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. The Company may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.
The Company’s failure to make
follow-on
investments in its portfolio companies could impair the value of its portfolio.
Following an initial investment in a portfolio company, the Company may make additional investments in that portfolio company as
“follow-on”
investments, in seeking to:

•	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	preserve or enhance the value of our investment.
The Company has discretion to make
follow-on
investments, subject to the availability of capital resources. Failure on its part to make follow-on
investments may, in some circumstances, jeopardize the continued viability of a portfolio company and its initial investment, or may result in a missed opportunity for it to increase its participation in a successful operation. Even if it has sufficient capital to make a desired follow-on
investment, the Company may elect not to make a
follow-on
investment because it may not want to increase its level of risk, because it prefers other opportunities or because it is inhibited by compliance with the requirements of the 1940 Act or the desire to qualify or maintain its qualification as a RIC.

Reliance on portfolio company management
The Advisor and investment managers or general partners of Underlying Funds generally will seek to monitor the performance of investments in portfolio companies either through interaction with the board of directors of the applicable portfolio company and/or by maintaining an on-going
dialogue with the portfolio company’s management team. However, the Company and the Underlying Funds will generally not be in a position to control any borrower by investing in its debt securities and a portfolio company’s management will be primarily responsible for the operations of the portfolio company on a day-to-day
basis. Although the Company and Underlying Funds may invest in portfolio companies with strong management teams, there can be no assurance that the existing management team, or any new one, will be able to operate the portfolio company successfully. In addition, the Company and Underlying Funds are subject to the risk that a borrower in which it invests may make business decisions with which the relevant lender disagrees and the management of such borrower, as representatives of the common equity holders, may take risks or otherwise act in ways that do not serve the interests of the debt investors, including the Company or the Underlying Fund.
Defaults by the Company’s portfolio companies will harm its operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations to the Company under the loans or debt or equity securities held by it. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
Prepayments of the Company’s debt investments by its portfolio companies could adversely impact its results of operations and ability to make shareholder distributions.
The Company is subject to the risk that the debt investments it makes in portfolio companies may be repaid prior to maturity. The Company expects that its investments will generally allow for repayment at any time subject to certain penalties. When this occurs, the Company intends to generally reinvest these proceeds in temporary investments, pending their future investment in accordance with its investment strategy. These temporary investments will typically have substantially lower yields than the debt being prepaid, and the Company could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, the Company’s results of operations could be materially adversely affected if one or more of the Company’s portfolio companies elects to prepay amounts owed to it, particularly if such prepayments occur in close succession. Additionally, prepayments could negatively impact the Company’s ability to make, or the amount of, shareholder distributions with respect to the holders of Shares.
The effect of global climate change may impact the operations of the Company’s portfolio companies.
Climate change creates physical and financial risk and some of the Company’s portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of the Company’s portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of the Company’s portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
The Company’s portfolio companies may incur debt that ranks equally with, or senior to, its investments in such companies, and if there is a default, the Company may experience a loss on its investment.
The Company intends to invest a portion of its capital in second lien, mezzanine and subordinated loans issued by its portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the loans in which the Company invests. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which the Company is entitled to receive payments in respect of the loans in which it invests. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to the Company’s investment in that portfolio company would typically be entitled to receive payment in full before the Company receives any distribution in respect of the Company’s investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to the Company. In the case of debt ranking equally with loans in which the Company invest, the Company would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
Additionally, certain loans that the Company makes to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before the Company. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then the Company, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.
The Company may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then the Company’s unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
The rights the Company may have with respect to the collateral securing the loans the Company makes to portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that the Company enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;

•	the ability to control the conduct of such proceedings;

•	the approval of amendments to collateral documents;

•	releases of liens on the collateral; and

•	waivers of past defaults under collateral documents.

The Company may not have the ability to control or direct such actions, even if the Company’s rights are adversely affected.
The Company’s portfolio will include exposure to mezzanine investments, which share all of the risks of other high-yield securities and are subject to greater risk of loss of principal and interest than higher-rated securities.
A portion of the Company’s debt investments may be made in certain high yield securities known as mezzanine investments, which are subordinated debt securities that may be issued together with an equity security (
e.g.
, with attached warrants). Those mezzanine investments may be issued with or without registration rights. Mezzanine investments can be unsecured and generally subordinate to other obligations of the issuer. The expected average life of the Company’s mezzanine investments may be significantly shorter than the maturity of these investments due to prepayment rights. Mezzanine investments share all of the risks of other high yield securities and are subject to greater risk of loss of principal and interest than higher-rated securities. They are also generally considered to be subject to greater risk than securities with higher ratings in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with the lower-rated securities, the yields and prices of those securities may tend to fluctuate more than those for higher-rated securities. The Company does not anticipate a market for its mezzanine investments, which can adversely affect the prices at which these securities can be sold. In addition, adverse publicity and investor perceptions about lower-rated securities, whether or not based on fundamental analysis, may be a contributing factor in a decrease in the value and liquidity of those lower-rated securities. Mezzanine securities are often even more subordinated than other high yield debt, as they often represent the most junior debt security in an issuer’s capital structure.
The Company may be exposed to special risks associated with bankruptcy cases.
One or more of the Company’s portfolio companies may be involved in bankruptcy or other reorganization or liquidation proceedings. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, the Company cannot assure investors that a bankruptcy court would not approve actions that may be contrary to the Company’s interests. There also are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.
To the extent that portfolio companies in which the Company has invested through a unitranche facility are involved in bankruptcy proceedings, the outcome of such proceedings may be uncertain. For example, it is unclear whether a bankruptcy court would enforce an agreement among lenders which sets the priority of payments among unitranche lenders. In such a case, the “first out” lenders in the unitranche facility may not receive the same degree of protection as they would if the agreement among lenders was enforced.
The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower. It is subject to unpredictable and lengthy delays and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.
In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, the Company could become subject to a lender liability claim (alleging that the Company misused its influence on the borrower for the benefit of its lenders), if, among other things, the borrower requests significant managerial assistance from the Company and it provides that assistance. To the extent the Company and an affiliate both hold investments in the same portfolio company that are of a different character, the Company may also face restrictions on its ability to become actively involved in the event that portfolio company becomes distressed as a result of the restrictions imposed on transactions involving affiliates under the 1940 Act. In such cases, the Company may be unable to exercise rights the Company may otherwise have to protect its interests as security holders in such portfolio company.
If the Company makes subordinated investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
The Company may make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or economic conditions in general. If the Company makes a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity
ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.
The disposition of the Company’s investments may result in contingent liabilities.
Substantially all of the Company’s investments involve loans and private securities. In connection with the disposition of an investment in loans and private securities, the Company may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. The Company may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities.
Risks relating to equities/fixed income instrument incidental to loans
From time to time, the Company may also hold common stock, other equity securities or warrants, including equity securities or warrants related to the purchase or ownership of a loan or fixed-income instrument or in connection with a reorganization or restructuring of a borrower or issuer. Investments in equity securities incidental or related to investments in such loans or fixed-income instruments entail certain risks in addition to those associated with investments in loans or fixed-income instruments. Because equity is merely the residual value of an issuer after all claims and other interests, it is inherently more risky than the bonds or loans of the same borrower or issuer. The value of the equity securities may be affected more rapidly, and to a greater extent, by company-specific developments and general market conditions. These risks may increase fluctuations in the Company’s NAV.
The Company may not realize gains from its equity investments.
When the Company invests in loans and debt securities, it may acquire warrants or other equity securities of portfolio companies as well. The Company may also invest in equity securities directly. To the extent it holds equity investments, the Company will attempt to dispose of them and realize gains upon its disposition of them. However, the equity interests the Company receives may not appreciate in value and may decline in value. As a result, the Company may not be able to realize gains from its equity interests, and any gains that it does realize on the disposition of any equity interests may not be sufficient to offset any other losses it experiences.
Risks arising from purchases of secondary debt
The Company may invest in secondary loans and secondary debt securities (including loan portfolios). The Company is unlikely to be able to negotiate the terms of secondary loans as part of its acquisition of the debt and, as a result, these investments may not include some of the covenants and protections generally sought when a fund originates loans. For example, indebtedness offered in the debt markets in recent years
(so-called
“covenant lite” deals) often imposed less stringent covenants on the issuers of such indebtedness than the covenants included in the terms of debt offered in previous periods. Many “covenant lite” loans issued during that time period may not obligate portfolio companies to observe and maintain financial maintenance covenants, such as covenants requiring issuers to comply with a maximum leverage ratio, a minimum interest or fixed charge coverage ratio or maximum capital expenditures. Even if such covenants are included in the loans held by the Company, the terms of the loans may provide portfolio companies substantial flexibility in determining compliance with such covenants.
Risks associated with acquisitions of portfolios of loans
The Company may invest in portfolios of loans. The Company is unlikely to be able to evaluate the credit or other risks associated with each of the underlying borrowers or negotiate the terms of underlying loans as part of their acquisition but instead must evaluate and negotiate with respect to the entire portfolio of loans or, in the case where the Company invests in contractual obligations to purchase portfolios of loans subsequently originated by a third party, with respect to the origination and credit selection processes of such third party rather than based on characteristics of a static portfolio of loans. As a result, one or more of the underlying loans in a portfolio may not include some of the characteristics, covenants and/or protections generally sought when the Company acquires or originates individual loans. Furthermore, while some amount of defaults may be expected to occur in portfolios, defaults in or declines in the value of investments in excess of these expected amounts may have a negative impact on the value of the portfolio, and may reduce the return that the Company receives in certain circumstances.
Non-performing
loans
It is possible that certain of the Loans purchased by the Company may be non-performing
which may involve workout negotiations, restructuring and the possibility of foreclosure. These processes can be lengthy and expensive. Many of the non-performing
loans (“NPLs”) will have been underwritten to “subprime,” “Alternative
A-Paper”
or “expanded” underwriting guidelines. These underwriting guidelines are different from and, in certain respects, less stringent than the other general underwriting standards employed by originators. For example, these loans may have been originated to borrowers that have poor credit or that provide limited or no documentation in connection with the underwriting of the mortgage loan. Such loans present increased risk standards of delinquency, foreclosure, bankruptcy and loss than prime mortgage loans. An originator generally originates mortgage loans in accordance with underwriting guidelines it has established and, in certain cases, based on exceptions to those guidelines. These guidelines may not identify or appropriately assess the risk that the interest and principal payments due on a mortgage loan will be repaid when due, or at all, or whether the value of the mortgaged property will be sufficient to otherwise provide for recovery of such amounts. To the extent exceptions were made to an originator’s underwriting guidelines in originating an NPL, those exceptions may increase the risk that principal and interest amounts may not be received or recovered and compensating factors, if any, which may have been the premise for making an exception to the underwriting guidelines may not in fact compensate for any additional risk.
Additionally, investing in distressed assets such as NPLs can be a contentious and adversarial process. It is by no means unusual for participants to use the threat of, as well as actual, litigation as a negotiating technique. The expense of defending against such claims and paying settlements or judgments will be borne by the Company and this would reduce our net assets.
Ratings and/or credit estimates are not a guarantee of quality.
Credit ratings and/or credit estimates of assets represent the rating agencies’ opinions regarding their credit quality and are not a guarantee of quality or performance. A credit rating or a credit estimate is not a recommendation to buy, sell or hold assets and may be subject to revision or withdrawal at any time by the assigning rating agency. If a credit rating or credit estimate assigned to any Loan is lowered for any reason, no party is obligated to provide any additional support or credit enhancement with respect to such Loan. Rating agencies attempt to evaluate the relative future creditworthiness of an obligation and do not address other risks, including but not limited to, the likelihood of principal prepayments (both voluntary and involuntary), liquidity risk, market value or price volatility; therefore, credit ratings or credit estimates do not fully reflect the true risks of an investment in the related asset. Also, rating agencies may fail to make timely changes in credit ratings in response to subsequent events, so that an obligor’s current financial condition may be better or worse than a rating indicates. Further, rating agencies may change credit rating or credit estimate methodologies. Consequently, credit ratings or credit estimates of any Loan should be used only as a preliminary indicator of perceived investment quality and should not be considered a reliable indicator of actual investment quality. Credit ratings or credit estimates of Loans included in our portfolio or of other loans similar to the Loans may be subject to significant or severe adjustments downward. Credit rating or credit estimate reductions or withdrawals may occur for any number of reasons and may affect numerous assets at a single time or within a short period of time, which may have material adverse effects upon the Company’s investments in Loans.
Loans to middle market companies generally will not have a public rating, although some loans may have private ratings and/or credit estimates assigned by, or obtained pursuant to the methodology of, a nationally recognized statistical rating agency. A credit estimate is not identical to a credit rating, and may be assigned using a more limited analysis, based on public information or information supplied by the party requesting the credit estimate. Disclosure of private ratings and/or credit estimates, if any are available, is restricted and any such ratings or estimates are not expected to be disclosed to the Company.
The Company will be subject to risks associated with unitranche loans.
A unitranche loan blends each tranche of a debt financing into a single tranche combining senior and subordinated loan debt. A unitranche loan in the Company’s investment portfolio will therefore be subject to the same risk factors as senior and subordinated loans set out elsewhere in this Report. A unitranche loan may, in some cases, have a longer maturity than a senior secured loan and, because it combines senior and subordinated debt, it may be provided in a larger size, often by one or two counterparts as opposed to a club or syndicate. Its broader risk parameters and larger size often lead to more bespoke features, and in some cases the lender taking an observer seat on the borrower’s board.
Risks associated with investing in convertible securities
Outside of its primary investment strategy, the Company may acquire convertible securities in connection with a debt investment. Convertible securities are securities that may be converted either at a stated price or at a stated rate within a specified period of time into a specified number of shares of common stock. The value of a convertible security is a function of its investment value and its conversion value. The investment value of a convertible security may be influenced negatively by changes in interest rates, by the credit standing of the issuer and other factors. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying instrument approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by the Company is called for redemption, the Company will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party, which may adversely affect the Company. The debt characteristic of convertible securities also exposes the Company to changes in interest rates and credit spreads. The value of the convertible securities may fall when interest rates rise or credit spreads widen. The Company’s exposure to these risks may be unhedged or only partially hedged.
Investments in seasoned loans
The Company intends to purchase Loans originated by Lending Sources or another collective investment scheme or managed account, including Underlying Funds. The Company will generally not participate in any gains (or losses) made by the selling collective investment scheme or managed account in originating and holding the Loan prior to sale. By not exposing such transactions to market forces, the Company may not receive the best price otherwise possible. There can be no assurance that the returns made by the Company and the selling collective investment scheme or managed account will be the same. The returns due to the Company may be diminished by the up-front
fees paid to the originating investment scheme or managed account.
We may invest in foreign companies or investments denominated in foreign currencies, which may involve significant risks in addition to the risks inherent in U.S. denominated investments.
Our investment strategy contemplates potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
Although we expect most of our investments will be U.S. dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term
opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.
Our investments in collateralized loan obligation vehicles are subject to additional risks.
We may invest in debt and equity interests of collateralized loan obligation (“CLO”) vehicles. Generally, there may be less information available to us regarding the underlying debt investments held by such CLOs than if we had invested directly in the debt of the underlying companies. As a result, we and our shareholders may not know the details of the underlying holdings of the CLO vehicles in which we may invest.
As a BDC, we may not acquire equity and junior debt investments in CLO vehicles unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are “qualifying assets.” CLO vehicles that we expect to invest in are typically very highly leveraged, and therefore, the junior debt and equity tranches that we expect to invest in are subject to a higher degree of risk of total loss. In particular, investors in CLO vehicles indirectly bear risks of the underlying debt investments held by such CLO vehicles. We will generally have the right to receive payments only from the CLO vehicles, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLO vehicle. While the CLO vehicles we intend to target generally enable the investor to acquire interests in a pool of leveraged corporate loans without the expenses associated with directly holding the same investments, we will generally pay a proportionate share of the CLO vehicles’ administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying CLO vehicles will rise or fall, these prices (and, therefore, the prices of the CLO vehicles) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO vehicle in which we invest to satisfy certain financial covenants, specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle failed those tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. If any of these occur, it could materially and adversely affect our operating results and cash flows.
In addition to the general risks associated with investing in debt securities, CLO vehicles carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO vehicle or unexpected investment results. Our NAV may also decline over time if our principal recovery with respect to CLO equity investments is less than the price we paid for those investments.
Investments in structured vehicles, including equity and junior debt instruments issued by CLO vehicles, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying leveraged corporate loans held by a CLO vehicle may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Structured investments, particularly the subordinated interests in which we intend to invest, may be less liquid than many other types of securities and may be more volatile than the leveraged corporate loans underlying the CLO vehicles we intend to target. Fluctuations in interest rates may also cause payments on the tranches of CLO vehicles that we hold to be reduced, either temporarily or permanently.
Any interests we acquire in CLO vehicles will likely be thinly traded or have only a limited trading market and may be subject to restrictions on resale. Securities issued by CLO vehicles are generally not listed on any U.S. national securities exchange and no active trading market may exist for the securities of CLO vehicles in which we may invest. Although a secondary market may exist for our investments in CLO vehicles, the market for our investments in CLO vehicles may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods. As a result, these types of investments may be more difficult to value. In addition, our investments in CLO warehouse facilities are short term investments and therefore may be subject to a greater risk relating to market conditions and economic recession or downturns.
Risks Relating to Underlying Funds
The Company will be subject to risks associated with investments in Underlying Funds.
Some of the Underlying Funds may be affected by a number of factors including declines in the value of underlying investments, increasing use of suspensions, defaults, redemption gates, reduction in counterparty availability, prime brokerage default, insolvency and restructurings. The risks associated with investing in such Underlying Funds will closely relate to the risks associated with the investments held by the Underlying Funds. The ability of the Company to achieve its investment objectives will depend upon the ability of the Underlying Funds to achieve their respective investment objectives. There can be no assurance that the investment objectives of any of the Underlying Funds will be achieved. The Company’s NAV will fluctuate in response to changes in the net asset values of the Underlying Funds in which the Company invests. The extent to which the investment performance and risks associated with the Company correlates to those of each of the Underlying Funds will depend upon the extent to which the Company’s assets are allocated from time to time for investment in the Underlying Funds, which may vary.
The Company will also incur higher and duplicative expenses, including advisory fees, when it invests in shares or interests of private and/or registered funds and investment vehicles, including private funds and investment vehicles that are excluded from the definition of “investment company” pursuant to Sections 3(c)(1) or 3(c)(7) of the 1940 Act, non-traded
registered
closed-end
funds and BDCs, and mutual funds and ETFs. There is also the risk that the Company may suffer losses due to the investment practices of the Underlying Funds (such as the use of derivatives). The Underlying Funds may be subject to compensation arrangements based on the performance of such Underlying Fund, which may create an incentive to make investments that are riskier or more speculative than would be the case if such arrangements were not in effect. The shares of listed closed-end
funds may also frequently trade at a discount to their NAV. There can be no assurance that the market discount on shares of any closed-end
fund purchased by the Company will ever decrease, and it is possible that the discount may increase.
The SEC adopted revisions to the rules permitting funds to invest in other investment companies to streamline and enhance the regulatory framework applicable to fund of funds arrangements. While 1940 Act Rule
12d1-4
permits more types of
fund-of-fund
arrangements without reliance on an exemptive order or
no-action
letters, it imposes new conditions, including limits on control and voting of acquired funds’ shares, evaluations and findings by investment advisers, fund investment agreements, and limits on most three-tier fund structures.

Over-commitment risk
The Company may invest in Underlying Funds which may operate on the basis of commitments and drawdowns from their investors and accordingly commitments to Underlying Funds may not be immediately invested. Therefore, the Company may commit to invest in Underlying Funds in an aggregate amount that exceeds the Company’s NAV plus any undrawn commitments (i.e. to “over-commit”). While the Advisor will make all reasonable efforts to ensure the Company has sufficient liquidity to be able to satisfy capital calls from Underlying Funds, a failure of the Company to meet such a capital call could result in the Company being treated as an investor in default in relation to an Underlying Fund and this could have significant adverse consequences on the value of the Company’s holding in that Underlying Fund.
Clawback by Underlying Funds
Certain Underlying Funds in which the Company may invest may operate claw-back arrangements whereby the Company may be required to return distributions made to it by such Underlying Funds. Accordingly, the Company’s shareholders should note and accept that the Company, unless prohibited by applicable law, may be required to return distributions or repayments made to it to the relevant Underlying Fund giving rise to such clawback. The Advisor will not be liable for any such clawback imposed upon the Company by Underlying Funds.
Regulation of Underlying Funds
The Company’s investments in Underlying Funds will primarily be made on a fund-of-funds
basis in private investment funds and investment vehicles that are excluded from the definition of “investment company” pursuant to Sections 3(c)(1) or 3(c)(7) of the 1940 Act, managed by non-affiliated
third-party managers, but the Company may also invest in the equity or debt of both traded and non-traded
registered
closed-end
funds and BDCs that primarily originate and manage private middle market and specialty finance debt. As such, Underlying Funds may or may not be subject to regulation. The Underlying Funds may be established in regulated and/or unregulated jurisdictions. In certain cases, the jurisdictions in which Underlying Funds are organized will not provide a level of investor protection equivalent to the Company.
Litigation and dispute risks
An Underlying Fund’s investment activities could subject it to becoming involved in litigation or other disputes with third parties. The expense of prosecuting or defending any such disputes or paying any amounts pursuant to settlements or judgments may be borne by the Underlying Fund and will reduce amounts available for distribution to the Company.
Adverse effect of economic conditions on the Underlying Funds and the portfolio companies
The Underlying Fund and the portfolio companies in which they invest may be adversely affected by deteriorations in the financial markets and economic conditions throughout the world, some of which may magnify the risks described in this Report and have other adverse effects. Deteriorating market conditions could result in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of adverse market conditions cannot be forecast, nor is it known whether or the degree to which such conditions may remain stable or worsen. Deteriorating market conditions and uncertainty regarding economic markets generally could result in declines in the market values of potential investments or declines in the market values of investments after they are acquired by an Underlying Fund. Such declines could lead to weakened investment opportunities for Underlying Funds, could prevent the Underlying Funds from successfully meeting their respective investment objectives or could require Underlying Funds to dispose of investments at a loss while such unfavorable market conditions prevail.

Portfolio valuation of Underlying Funds
Certain Underlying Funds may have a limited ability to obtain accurate market quotations for purposes of valuing most of its investments, which may require the relevant investment manager to estimate, in accordance with its established valuation policies, the value of an Underlying Fund’s investments on a valuation date. The investment manager of the relevant Underlying Fund may decide not to obtain an independent appraisal of such investments. Further, because of the overall size and concentrations in particular markets, the maturities of positions that may be held by the relevant Underlying Fund from time to time and other factors, the liquidation values of the relevant Underlying Fund’s investments may differ significantly from the interim valuations of these Underlying Funds derived from the valuation methods described in the relevant offering memorandum. If the relevant investment manager’s valuation should prove to be incorrect, the stated value of the relevant Underlying Fund’s investments could be adversely affected which will subsequently impact the net asset value of such relevant Underlying Fund. The relevant investment manager may delegate its valuation responsibilities to any other person.
Underlying Fund investment and trading risks in general
All investments made by an Underlying Fund risk the loss of capital. A fundamental risk associated with the Company’s investment strategy is that any portfolio company in whose debt the Underlying Funds invest will be unable to make principal and interest payments when due, or at all to the Underlying Funds. Portfolio companies could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment, an economic downturn or legal, tax or regulatory changes. Portfolio companies that Underlying Funds expect to remain stable may in fact operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress. Any deterioration in the performance of a portfolio company may result in a consequent negative impact on an Underlying Fund which has invested in it and accordingly the Company is indirectly exposed to the performance of portfolio companies.
The characteristics of the Loans held by an Underlying Fund will change as a result of the purchases and sales of Loans. The characteristics of the Loans held by an Underlying Fund will also change over time as a result of scheduled amortization, prepayments, the amount of draws, repayment and termination of revolving Loans, extensions, waivers, modifications, restructuring, work-outs, delinquencies and defaults on Loans. There can be no assurance that the portfolio of Loans owned by an Underlying Fund will have any particular characteristics at any time and the decision to buy Loans or to sell Loans will have a significant impact on those characteristics.
The Underlying Funds may also utilize such investment techniques as margin transactions, short sales, option transactions and forward and futures contracts, which practices can, in certain circumstances, maximize the adverse impact to which the Company may be subject. No guarantee or representation is made that an Underlying Fund’s investment program will be successful, and investment results may vary substantially over time. Past results of the Underlying Funds are not necessarily indicative of future performance. No assurance can be made that profits will be achieved or that substantial losses will not be incurred.
Trading in securities and other investments that may be illiquid
The Underlying Funds intend to primarily invest in private illiquid debt, which is typically subject to significant restrictions on transfer and is difficult to sell in a secondary market. In some cases, an Underlying Fund may be prohibited from selling such investments for a period of time or otherwise be restricted from disposing of such investments. Additionally, not all securities or instruments (if any) invested in by an Underlying Fund will be listed or rated, and may require a substantial length of time to liquidate due to lack of an established market for such investments or other factors. This could prevent an Underlying Fund from liquidating unfavorable positions promptly. Moreover, the accumulation and disposal of holdings in some investments may be time consuming and may need to be conducted at unfavorable prices. An Underlying Fund may also encounter difficulties in disposing of assets at their fair price due to adverse market conditions leading to limited liquidity. Accordingly, an Underlying Fund’s ability to respond to market movements may be impaired, and it may experience adverse price movements upon liquidation of its investments. As a result, there is a significant risk that an Underlying Fund may be unable to realize its investment objectives by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. Even if investments are successful, they are unlikely to produce a realized return to investors for a period of years. Furthermore, a portion of interest on investments may be paid in kind rather than in cash to the Underlying Fund and, in certain circumstances, the Underlying Fund may exit investments through distribution in kind to investors, after which the investor will bear the risk of holding the investment and must make their own disposition decisions. Returns to investors will consequently be uncertain and unpredictable.
Short sales
A short sale involves the sale of a security that an Underlying Fund does not own in expectation of purchasing the same security (or a security exchangeable therefore) at a later date at a lower price. In order to deliver to the buyer, an Underlying Fund must borrow the security and later repurchase the security to return it to the lender. Short selling allows the investor to profit from a decline in market price to the extent such decline exceeds the transaction costs and the costs of borrowing the securities. The extent to which an Underlying Fund engages in short sales will depend upon the investment strategy and the opportunities available. A short sale creates the risk of theoretically unlimited loss, in that the price of the underlying security could theoretically increase without limit, thus increasing the cost to an Underlying Fund of buying those securities to cover the short position. There can be no assurance that an Underlying Fund will be able to maintain the ability to repurchase securities in the open market to return to the lender. There also can be no assurance that the securities necessary to cover a short position will be available for purchase at or near prices quoted in the market. Purchasing securities to close out a short position can itself cause the price of the securities to rise further, thereby exacerbating the loss.
Risks and Potential Conflicts of Interest Related to the Initial Portfolio Transaction
We may pursue less vigorous enforcement of the terms of the Initial Portfolio Transfer Agreement regarding the Initial Portfolio transaction because of our dependence on the Advisor and its affiliates.
Under the Initial Portfolio Transfer Agreement pursuant to which we acquired the Initial Portfolio, we have limited recourse against the Seller in the event of breaches of representations or warranties made by the Seller. We may choose not to enforce, or to enforce less vigorously, our rights under the agreement because of our desire to maintain our ongoing relations with, and our reliance on, the Advisor and its affiliates, and this could have an adverse effect on our business.
Risks Relating to an Investment in the Shares
Our Shares are not listed, and we do not intend to list our Shares, on an exchange, nor are our Shares quoted through a quotation system. Therefore, our shareholders will have limited liquidity and may not receive a full return of invested capital upon selling their Shares or upon liquidation of the Company.
Our Shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. We do not intend to list our Shares on a national securities exchange. Liquidity for an investor’s Shares will be limited to participation in our share repurchase program, which may not be for a sufficient number of Shares to meet such investor’s request and which we have no obligation to maintain. In addition, in any repurchase offer, if the amount requested to be repurchased in any repurchase offer exceeds the repurchase offer amount, repurchases of Shares would generally be made on a pro rata basis (based on the number of Shares put to us for repurchases), not on a first-come, first-served basis. In addition, any Shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price shareholders paid for the Shares being repurchased. See “Item 1. Business – Share Repurchase Program” for a detailed description of the share repurchase program.

There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
We intend to make periodic distributions to our shareholders out of assets legally available for distribution. We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital
gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Advisor, if any. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year
increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Report. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the
COVID-19
pandemic were to be reinstated for an extended period of time it could result in reduced cash flows to us from our portfolio companies, which could reduce cash available for distribution to our shareholders.
Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution essentially constitutes a return of the common shareholder’s original investment in the Company and does not represent income or capital gains. Although such return of capital may not be taxable, such distributions would reduce a shareholder’s adjusted tax basis in its Shares and correspondingly increase such shareholder’s potential tax liability for capital gains, or reduce such shareholder’s loss, on disposition of such Shares. Distributions in excess of a shareholder’s adjusted tax basis in its Shares will constitute capital gains to such shareholder.
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from any offering of securities, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
Shareholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Advisor are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Advisor continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from any securities offerings and the performance of our investments. Shareholders should also understand that our future repayments to the Advisor will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all. The Advisor has no obligation to waive fees or receipt of expense reimbursements, if any.
Investors will not know the purchase price per Share at the time they submit their subscription agreements and could receive fewer Shares than anticipated as a result of the 1940 Act requirement that we avoid selling Shares at a net offering price below the net asset value per Share.
We intend to sell our Shares at an offering price that we believe reflects the then-calculated NAV per Share as determined in accordance with the Advisor’s valuation policy, but there is no guarantee that this NAV will be equal to the offering price of our Shares at any closing. See “Item 1. Business – Determination of Net Asset Value”. We will modify the offering price of such Shares to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that we not sell our Shares at a net offering price below our NAV per Share unless we obtain the requisite approval from our shareholders.
Although the price investors in the Private Offering pay for Shares will generally be based on the NAV per share as of the last calendar day of the applicable month, the most recent NAV per share of such Shares for the month in which an investor makes its investment decision may be significantly different. In addition, investors will not know the exact price of shares in any quarterly tender offer conducted by the Company until after the expiration of the applicable tender offer. In light of the foregoing, an investor may receive shares based on an NAV different than, or tender shares based on an NAV greater than, the NAV per share available publicly at the time the relevant investor submitted their purchase order or tendered their shares, as applicable.
If we are unable to raise substantial funds in our ongoing, continuous “best efforts” offering, we may be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.
Our continuous Private Offering is being made on a best-efforts basis, whereby any broker-dealers participating in the offering are only required to use their best efforts to sell our Shares and have no firm commitment or obligation to purchase any of our Shares. To the extent that less than the maximum number of Shares is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.
We intend, but are not required, to offer to repurchase your Shares on a quarterly basis. As a result, you will have limited opportunities to sell your Shares.
We have commenced a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers subject to market conditions and at the discretion of the Board. In any such repurchase program, only a limited number of Shares will be eligible for repurchase. In addition, any such repurchases will be at a price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year may be repurchased at 98% of such NAV, in the Company’s discretion. As a result, the price at which we repurchase Shares may be at a discount to the price at which you purchased Shares in the Private Offering. The share repurchase program, if implemented, will include numerous restrictions that limit your ability to sell your Shares, and share repurchases may not be available each quarter. For example, to the extent we choose to repurchase Shares in any particular quarter, we intend to limit the number of Shares to be repurchased in each quarter to no more than 5% of our outstanding Shares (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. To the extent that the number of Shares put to us for repurchase exceeds the number of Shares that we are able to purchase, we will repurchase Share on a pro rata basis, not on a first-come, first-serve basis. Further, we will have no obligation to repurchase Shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law. These limits may prevent us from accommodating all repurchase requests made in any quarter.
We will notify our shareholders of such developments: (i) in our quarterly reports or (ii) by means of a separate notice to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, if implemented, we will have discretion to not repurchase Shares, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell Shares promptly and at a desired price.
The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and, to the extent you are able to sell your Shares under the program, you may not be able to recover the amount of your investment in our Shares.
In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

When we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase Shares at a price that is lower than the price that you paid for our Shares. As a result, to the extent you have the ability to sell your Shares pursuant to our share repurchase program, the price at which you may sell Shares, which will be at a price equal to the NAV per share as of the last calendar day of the applicable quarter (subject to the Early Repurchase Deduction), may be lower than the amount you paid in connection with the purchase of Shares in the Private Offering.
The price at which we may repurchase Shares pursuant to our share repurchase program will be determined in accordance with the Advisor’s valuation policy and, as a result, there may be uncertainty as to the value of our Shares.
Since our Shares are not publicly traded, and we do not intend to list our Shares on a national securities exchange, the fair value of our Shares may not be readily determinable. Any repurchase of Shares pursuant to our share repurchase program will be at a price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year may be repurchased at 98% of such NAV, in the Company’s discretion. Inputs into the determination of fair value of our Shares require significant management judgment or estimation.
In connection with the determination of the fair value of our Shares, investment professionals from the Advisor may use valuations based upon our most recent financial statements and projected financial results. The participation of the Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Advisor’s base management fee is based, in part, on our net assets and our incentive fees will be based, in part, on unrealized losses.
We may be unable to invest a significant portion of the net proceeds of the Private Offering on acceptable terms in an acceptable timeframe.
Delays in investing the net proceeds of the Private Offering may impair our performance. We cannot assure you that we will be able to continue to identify investments that meet our investment objectives or that any investment that we make will produce a positive return.
We may be unable to invest the net proceeds of the Private Offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.
Before making investments, we may invest the net proceeds of the Private Offering primarily in cash, cash-equivalents, U.S. government securities, repurchase agreements, and/or other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities and loans meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.
Our distributions to shareholders may be funded from expense reimbursements or waivers of management and incentive fees.
Substantial portions of our distributions may be funded through the reimbursement of certain expenses by our Advisor and its affiliates, including through the waiver of management and incentive fees by our Advisor. Any such distributions funded through expense reimbursements or waivers of management and incentive will not be based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Advisor and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by our Advisor or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our Advisor and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

Investing in our Shares may involve an above average degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our Shares may not be suitable for someone with lower risk tolerance. In addition, our Shares are intended for long-term investors who can accept the risks of investing primarily in illiquid loans and other debt or debt-like instruments and should not be treated as a trading vehicle.
The net asset value of our Shares may fluctuate significantly.
The net asset value and liquidity, if any, of the market for our Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC tax treatment or BDC status;

•	distributions that exceed our net investment income and net income as reported according to U.S. GAAP;

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of our Advisor or certain of its or StepStone Group’s key personnel;

•	general economic trends and other external factors;

•	loss of a major funding source; and

•	the length and duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the resulting economic impact.
Our shareholders may experience dilution in their ownership percentage.
Our shareholders do not have preemptive rights to any Shares we issue in the future. To the extent that we issue additional equity interests to new shareholders, holders of our Shares may have their ownership in us diluted and may also experience dilution in the book value and fair value of their Shares.
Under the 1940 Act, we generally are prohibited from issuing or selling our Shares at a price below NAV per Share, which may be a disadvantage as compared with certain public companies. We may, however, sell our Shares, or warrants, options, or rights to acquire our Shares, at a price below the current NAV of our Shares if our Board determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing our Shares or senior securities convertible into, or exchangeable for, our Shares, then the percentage ownership of our shareholders at that time will decrease and you will experience dilution.

Our shareholders will experience dilution in their ownership percentage if they opt out of our distribution reinvestment plan.
We have an “opt out” distribution reinvestment plan pursuant to which shareholders will have their cash distributions automatically reinvested in additional Shares unless they elect to receive their distributions in cash. As a result, our shareholders that “opt out” of our distribution reinvestment plan will experience dilution in their ownership percentage of our Shares over time.
Any preferred shares we may issue in the future could adversely affect the value of our Shares.
Any preferred shares we may determine to issue in the future may have dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of such series of preferred shares that could make an investment in our other shares less attractive. In addition, the distributions on any preferred shares we issue must be cumulative. Payment of distributions and repayment of the liquidation preference of preferred shares must take preference over any distributions or other payments to our common shareholders, and preferred shareholders would not be subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than any convertible preferred shares that converts into common shares). In addition, under the 1940 Act, any such preferred shares would constitute a “senior security” for purposes of the 150% asset coverage test.
Holders of any preferred shares that we may issue will have the right to elect certain members of our Board of Directors and have class voting rights on certain matters.
The 1940 Act requires that holders of any preferred shares that we may issue must be entitled as a class to elect two directors at all times. In addition, in accordance with the 1940 Act and the terms of any preferred shares we may issue in the future, if distributions paid upon our preferred shares are unpaid in an amount equal to at least two years of distributions, the holders of our preferred shares will be entitled to elect a majority of our Board of Directors. Holders of our preferred shares may have the right to vote, including in the election of directors, in ways that may benefit their interests but not the interests of holders of our Shares.
Our shareholders may be subject to filing requirements under the Exchange Act as a result of an investment in us.
Because our Shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Shares must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly financial statements the amount of outstanding securities and the amount of our investors’ Shares, the responsibility for determining the filing obligation and preparing the filing remains with our investors. In addition, owners of 10% or more of our Shares are subject to reporting obligations under Section 16(a) of the Exchange Act.
Our shareholders may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.
Persons with the right to appoint a director or who hold 10% or more of a class of our Shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered securities within a six-month
period.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
The Company, the Advisor and StepStone Group are affiliates of StepStone Group Inc., a Delaware corporation listed on the Nasdaq Stock Market LLC and whose securities are registered with the SEC pursuant to Section 12(b) of the Exchange Act. In general, the Company relies upon the information systems and other enterprise services provided by StepStone Group Inc. and its subsidiaries, including StepStone Group and the Advisor (together, “STEP”).
STEP maintains a cybersecurity program that is reasonably designed to protect the Company’s information, and that of the Company’s portfolio companies and investors, against cybersecurity threats that may result in significant adverse effects on the confidentiality, integrity, and availability of the information systems of STEP and its affiliates.
Governance.
Board of Directors
The Board of Directors of StepStone Group Inc. (“STEP Board”) oversees STEP’s processes for assessing and managing risk. The STEP Board’s Audit Committee is responsible for reviewing and discussing STEP’s practices with respect to risk assessment and risk management, and risks related to matters, including information technology and cybersecurity. The STEP Board and Audit Committee regularly review the measures implemented by STEP to identify and mitigate risks from cybersecurity threats. As part of such reviews, the STEP Board and Audit Committee receive reports and presentations from those responsible for overseeing STEP’s cybersecurity risk management, including the Managing Director, Head of Information Technology (“Head of IT”) and STEP’s Legal team, which may address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to STEP’s peers, industry participants, service providers and other third parties. The Head of IT also periodically presents to the STEP Board and its Audit Committee, including to describe STEP’s information security infrastructure and improvements made, and to report on any significant developments in respect to STEP. From time to time, external legal advisers provide education to the STEP Board and/or Audit Committee in respect of information security related developments and to provide training in respect of directors’ responsibilities.
At the Company level, the Company’s Board oversees and monitors enterprise risk management at the Company, including with respect to cybersecurity and information security risk. The Company’s Board and disclosure review team are expected to receive periodic reports and updates from the Head of IT, as applicable in the context of risks from cybersecurity threats that may impact the Company. STEP has a framework under which certain cybersecurity incidents are escalated within the Company and STEP and, where appropriate, reported to the Company Board, STEP Board or Audit Committee in a timely manner.
Management
STEP has a cybersecurity working group composed of members of the Information Technology (including Information Security), Legal and Compliance departments, including the Head of IT, the Chief Legal Officer of STEP, the Chief Compliance Officer of STEP, and a number of their respective team members. The working group meets regularly to identify and mitigate data protection and cybersecurity risks, implement information security governance mechanisms, discuss developments in information security, and discuss and action any significant cyber incidents relevant to STEP, and its affiliates, including the Company. The working group is expected to escalate matters of significance to STEP’s Incident Response Team, ERMC (defined below) and/or the STEP Disclosure Committee, as well as to the Company’s disclosure review team, as appropriate.
STEP has adopted an Incident Response Plan (“IRP”) that applies in the event of a cybersecurity threat or incident, including those that impact the Company, to provide a standardized framework for responding to security incidents. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate, including stakeholders at the Company, as relevant. In general, STEP’s incident response process leverages the NIST framework and focuses on four phases: preparation; detection and analysis; containment, eradication and recovery; and post-incident remediation. The IRP applies to all STEP personnel and STEP networks and systems, third-party systems and end-user devices, including those of the Advisor and those relied upon by the Company.
In addition, STEP has an Enterprise Risk Management Committee (“ERMC”) composed of a number of members of senior management from operations across STEP’s businesses, legal, compliance, information technology, finance, human resources and internal audit and risk. The ERMC was established to oversee and ensure the efficient and effective management of STEP’s enterprise risks. Cybersecurity and significant information security matters are to be brought before the ERMC or certain of its members, and matters of primary significance are to be further escalated and reported to the StepStone Global Executive Committee and the Audit Committee of the STEP Board and the Company’s Board, as appropriate.
At the management level, the STEP Head of IT, who has extensive cybersecurity knowledge and skills gained from over 20 years of work experience at STEP and elsewhere, heads the team responsible for implementing, monitoring and maintaining cybersecurity and data protection practices and reports directly to the President and Co-Chief Operating Officer of STEP. The Head of IT receives reports on cybersecurity threats from his team and external service providers on an ongoing basis and, in conjunction with management, reviews risk management measures implemented by STEP to identify and mitigate data protection and cybersecurity risks, including those applicable to the Company and the Advisor. The Head of IT works closely with the STEP Legal and Compliance departments to oversee compliance with legal, regulatory and contractual security requirements and in developing reports and presentations to the STEP Board and its Audit Committee, as well as to the Company’s Board. The Head of IT is responsible for providing regular training to STEP employees, including employees of the Advisor, in respect of information security.
Risk Management and Strategy.
STEP takes a multifaceted approach to managing risk from cybersecurity threats. STEP’s cybersecurity program leverages people, processes, and technology to identify and respond to cybersecurity threats in a timely manner. STEP’s information security program, and supporting policies apply to all employees, contractors and vendors servicing the firm, including employees of the Advisor. The program outlines the development, maintenance, and distribution of information security policies and procedures that detail the implementation and maintenance of the information security program and its safeguards, and cover various areas such as information handling, user access management, encryption, data retention and backups, computer and network security and monitoring, physical security, incident reporting and response, service provider oversight, and employee and contractor use of technology. STEP also undergoes annual SOC 1 Type 2 testing of its financial processes and supporting technical controls.
In addition to the foregoing, STEP conducts regular employee trainings on cybersecurity, which trainings apply to the Company’s officers and employees of the Advisor, and performs phishing exercises to test employees’ understanding of how to identify social engineering attacks. STEP performs diligence, including in respect of information security, of vendors and third parties with significant access to confidential information and personal data, and periodically monitors such vendors, including such vendors relied upon by the Company and the Advisor. STEP also employs systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems STEP and its affiliates use. STEP conducts annual penetration testing performed by a rotating group of third-party security firms to test STEP’s technical controls and security response. STEP’s internal audit team has also conducted a cybersecurity assessment to evaluate STEP’s preparedness against potential cyber risks and threats. In addition to its internal cybersecurity capabilities and third-party penetration testing, STEP also, at times, engages consultants or other third parties to assist with assessing, identifying, and managing cybersecurity risks.
Material Cybersecurity Risks, Threats & Incidents
Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. To date, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations, or financial condition, but the Company faces certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to have such an effect. Additional information on cybersecurity risks the Company faces can be found in Part I, Item 1A “Risk Factors” of this Report under the heading “Cybersecurity risks and cyber incidents could adversely affect our business by causing a disruption to our operations, which could adversely affect our financial condition and results of operations.”, which should be read in conjunction with the foregoing information.
Item 2. Properties
The Company does not own any real estate or other physical properties materially important to its operation or any of its subsidiaries. The Company’s headquarters are currently located at 277 Park Avenue, 44th Floor, New York, New York, 10172, where it occupies office space provided by the Advisor and StepStone Group. The Company believes that its office facilities are suitable and adequate for our business as it is contemplated to be conducted.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
The Shares are being offered and sold the Private Offering exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and pursuant to Regulation S under the Securities Act. There is no public market for the Shares currently, nor can we give any assurance that one will develop. See “Item 1. Business – Private Offering of Shares” for more information.
Because Shares are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Shares may not be Transferred, whether directly or indirectly, unless the shares are registered under applicable securities laws or specifically exempted from registration (in which case the holders may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required), the transferee meets certain applicable eligibility and/or suitability requirements and the Transfer is otherwise made in accordance with the terms of the Subscription Agreement. Accordingly, investors must be willing to bear the economic risk of investment in the Shares until we are liquidated. No Transfer of Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute a Subscription Agreement pursuant to which they will agree to be bound by these restrictions and the other restrictions imposed on the Shares and to execute such other instruments or certifications as are reasonably required by us. To the extent the Company approves any transfers or the foregoing restriction lapses, investors will be subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act.
Holders
As of March 25, 2024, there were 9 holders of record of the Company’s Shares.
Distributions
Commencing with the second full calendar quarter after the BDC Election Date, we have and expect to continue to pay regular quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.
Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our investment company taxable income. See “Item 1. Business – Certain U.S. Federal Income Tax Considerations.”
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
From time to time, we may also pay special interim distributions in the form of cash or Shares at the discretion of our Board.
We have not established limits on the amount of funds we may use from any available sources to make distributions. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. The Advisor and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. See “Item 1. Business – Management Agreements – Investment Advisory Agreement.”
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
For a period of time following commencement of the Private Offering, which time period may be significant, we expect substantial portions of our distributions may be funded indirectly through the reimbursement of certain expenses by the Advisor and its affiliates, including through the waiver of management and incentive fees by the Advisor, that are subject to conditional reimbursement by us within three years. Any such distributions funded through expense reimbursements or waivers of management and incentive fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Advisor or its affiliates continues to advance such expenses or waive such fees. Our future reimbursement of amounts advanced or waived by the Advisor and its affiliates will reduce the distributions that you would otherwise receive in the future. Other than as set forth in this Report, the Advisor and its affiliates have no obligation to advance expenses or waive advisory fees.
Distributions Declared
The following table identifies distributions declared as of December 31, 2023:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
August 3, 2023	September 29, 2023	November 1, 2023	$0.72	$7,000,000
November 2, 2023	December 31, 2023	January 31, 2024	0.65	8,417,682
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares as described below, rather than receiving the cash dividend or other distribution.
Pursuant to the distribution reinvestment plan established by the Company, each shareholder whose Shares are registered in its own name will automatically be a participant under the distribution reinvestment plan and have all income dividends and/or capital gains distributions automatically reinvested in additional Shares unless such shareholder specifically elects to receive all income, dividends and/or capital gain distributions in cash. A shareholder is free to terminate participation in the distribution reinvestment plan at any time by submitting written instructions to be received by the plan administrator no less than three calendar days prior to the record date for the next distribution, which record date will be disclosed to shareholders by the Company under cover of a Current Report on Form
8-K
or other Exchange Act report filed with the SEC; otherwise, such termination will be effective only for subsequent distributions. A shareholder whose Shares are registered in the name of a nominee must contact the nominee regarding its status under the distribution reinvestment plan, including whether such nominee will participate on such shareholder’s behalf.
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
Recent Sales of Unregistered Securities and Use of Proceeds
We have entered into subscription agreements with investors and expect to enter into additional subscription agreements with a number of investors in connection with the Private Offering, pursuant to which have issued and sold, and expect to continue to issue and sell, Shares under the exemption provided by Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and/or pursuant to Regulation S under the Securities Act.
Except as previously reported by us on our current reports on Form
8-K
and in the Form 10, we did not sell any equity securities during the period covered by this Report that were not registered under the Securities Act.
The Company is currently conducting the Private Offering on a continuous basis for up to $10 billion in Shares. As of March 25, 2024, the Company has issued an aggregate of 14,419,061 Shares in the Private Offering for total consideration of approximately $371.7 million. These figures do not include any Shares issued in connection with the Company’s distribution reinvestment plan (if any). The Company intends to continue selling Shares in the Private Offering on a monthly basis.
Issuer Purchases of Equity Securities
For the three months ended December 31, 2023, no Shares were repurchased by the Company.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information appearing elsewhere in this Report.

The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in Item 8 of this Report. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
We are a
non-exchange
traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares are intended to be sold by the BDC monthly on a continuous basis at a price generally equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their shares on a quarterly basis at NAV, but we are not obligated to offer to repurchase any Shares in any particular quarter. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual
funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our Limited Liability Company Agreement or otherwise to effect a liquidity event at any time.
The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation, mainly by investing in various credit-related strategies. The Company intends to primarily use a “multi-lender” approach to achieve its investment objectives, whereby the Advisor utilizes a variety of Lending Sources to source investment opportunities for the Company. There can be no assurance that the Company will achieve its investment objectives.
Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in Private Credit, primarily through our lending strategy and underlying funds strategy, each as discussed more fully in “Item 1. Business” in this Report. Except as otherwise disclosed in this Report, we may modify or waive our investment objectives and any of our investment policies, restrictions, strategies, and techniques without prior notice and without shareholder approval. However, absent requisite shareholder approval under the 1940 Act, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. If we change our 80% Private Credit test, we will provide shareholders with at least 60 days advance notice of such change. The Advisor expects that the direct loans to which we will have exposure will generally be made to middle-market companies, which we define as companies with an annual EBITDA of approximately $10 million to $100 million. The loans in which we expect to invest will generally pay floating interest rates based on a variable base rate. The secured debt (including first lien senior secured, unitranche and second lien debt) in which we will invest generally have stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that we may make will generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments. We expect most of our debt investments will be unrated. Our debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, generally will carry a rating below investment grade

(rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB” by Standard & Poor’s Ratings Services). We expect that our unrated debt investments will generally have credit quality consistent with below investment grade securities.
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
Please refer to “Item 1. Business” in this Report for more information on the Company and its investment objectives and strategy.
We are externally managed by the Advisor, which manages our
day-to-day
operations and provides us with investment advisory and administrative services pursuant to the terms of the Advisory Agreement and the Administration Agreement. The Advisor is registered as an investment adviser with the SEC under the Advisers Act. We are not a subsidiary of, or consolidated with, the Advisor. The Advisor oversees (subject to the oversight of the Board) the management of our operations and is responsible for making investment decisions with respect to our portfolio pursuant to the terms of the Advisory Agreement. Under the Advisory Agreement, we have agreed to pay the Advisor a management fee as well as an incentive fee based on our investment performance.
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
Private Offering
We are conducting the continuous Private Offering of Shares in reliance on the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and/or pursuant to Regulation S under the Securities Act, in connection with which we have entered into, and expect to continue to enter into, Subscription Agreements with investors. Investors whose subscriptions for Shares are accepted by the Company will be admitted as members of the Company following payment of their capital contribution to the Company, pursuant to the terms of the Limited Liability Company Agreement. See “Item 1. Business – Private Offering of Shares” for more information.
The Initial Closing of the Private Offering occurred on April 3, 2023, in connection with which we sold 741,800 Shares in exchange for gross proceeds of $18.5 million. We used the proceeds from the Initial Closing, along with borrowings under the MassMutual SPV I Facility, to purchase the Initial Portfolio on April 3, 2023, shortly prior to our election to be regulated as a BDC. As of December 31, 2023, we had sold an aggregate of 12,701,718 Shares in the Private Offering for total consideration of approximately $327.3 million. These figures do not include any Shares issued in connection with the DRIP.
Initial Portfolio Acquisition
On April 3, 2023, shortly prior to our election to be regulated as a BDC, and in order to avoid the blind pool-aspects typically associated with the launch of a new fund, we, through our wholly-owned subsidiary, SPV Facility I, acquired the Initial Portfolio from the Seller, which comprised of a select portfolio of first lien, senior secured Private Credit investments in, and funding obligations to, well-established middle-market businesses that operate across a wide range of industries. We used the proceeds from the Initial Closing, in connection with which we received approximately $18.5 million of gross proceeds, along with borrowings under the MassMutual SPV I Facility, to purchase the Initial Portfolio. SPV Facility I purchased the Initial Portfolio pursuant to the terms of the Initial Portfolio Transfer Agreement. See “Item 1. Business – Initial Portfolio and MassMutual SPV I Facility” for more information.
Key Components of Our Results of Operations
Investments
The Company’s level of investment activity can, does, and will vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments the Company makes.
Revenue
The Company generates revenue primarily in the form of interest income, including PIK interest and OID, on debt investments it holds. In addition, the Company generates income from dividends or distributions of income on any direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. The secured debt (including first lien senior secured, unitranche and second lien debt) in which the Company invests generally has stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that the Company may make will generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. The Company’s debt investments typically bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is paid quarterly. In some instances, the Company receives payments on its debt investments based on scheduled amortization of the outstanding balances. In addition, the Company may receive repayments of some of its debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. The Company’s portfolio activity also reflects the proceeds of sales of securities. The Company may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
The Advisor bears all of its own costs incurred in providing investment advisory services to the Company. As described below, however, the Company bears all other expenses related to its investment program. The Advisor provides or arranges for certain administrative services to be provided to the Company. Among those services are: providing office space, adequate personnel, and communications and other facilities necessary for administration of the Company, performing certain administrative functions to support the Company and its service providers, supporting the Board and providing it with information, providing accounting and legal services in support of the Company, compliance testing services (not including any compliance services performed by an outsourced Chief Compliance Officer) analyzing the value of the Company’s assets, and reviewing and arranging for payment of the Company’s expenses and other support services. Such administrative services are included in the Administration Fee. In addition to the services above, the Advisor is responsible for overseeing the
Sub-Administrator.
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

•
the allocable portion of cost, including the rent and overhead, of our Chief Compliance Officer and their administrative support staff, including the costs of any outsourced third-party Chief Compliance Officer; and

•
other expenses not explicitly borne by the Advisor associated with the investment operations of the Company and its subsidiaries; and all reasonable costs and expenses incurred in connection with the formation and organization of, and offering and sale of Shares in, the Company, as determined by the Advisor, including all out-of-pocket
legal, accounting, registration and filing fees and expenses will be borne by the Company. The Company will also bear certain administrative costs.

We reimburse the Advisor, subject to the Amended Expense Limitation Agreement, for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement and Advisory Agreement or otherwise. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.
Portfolio and Investment Activity
As of December 31, 2023, the Company had 231 investments in 150 portfolio companies across 55 industries. Based on fair value as of December 31, 2023, 100% of the Company’s debt portfolio was invested in debt bearing a floating interest rate. The weighted average interest rate across the Company’s portfolio investments was approximately 11.1% as of December 31, 2023.
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

As of December 31, 2023, our investment portfolio had no investments on
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
Consolidated Results of Operations
The Company was formed on September 26, 2022 and commenced investment operations on April 3, 2023. The following table represents our operating results for the period indicated:

For the Period from April 3, 2023 (commencement of operations) to December 31, 2023
Total investment income	$29,708,882
Less: Net expenses	(14,210,476)

Net investment income (loss)	15,498,406

Net realized gain (loss)	312,730
Net change in unrealized depreciation	(722,259)

Net increase (decrease) in Net Assets resulting from operations	$15,088,877

Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

For the Period from April 3, 2023 (commencement of operations) to December 31, 2023
Investment income:
Interest income	$29,708,882

Total Investment Income	$29,708,882

For the period from April 3, 2023 (commencement of operations) to December 31, 2023, total investment income was driven by the Company’s deployment of capital and increasing invested balance of investments. The size of the Company’s investment portfolio at fair value was $565,360,825 as of December 31, 2023 and, as of such date, all of the Company’s debt investments were income-producing.
Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2023, all of the Company’s debt investments were performing and current on their interest payments.

Expenses
Expenses were as follows for the period indicated:

Expenses	For the Period from April 3, 2023 (commencement of operations) to December 31, 2023
Interest expense	$10,656,745
Management fee	1,425,366
Income incentive fee	1,190,358
Organizational costs	1,296,462
Legal fees	1,159,398
Professional fees	682,037
Administration fee	431,618
Directors’ fees	150,000
Custody fees	28,335
Other expenses	811,554

Total expenses	$17,831,873

Less expense support payments by the Advisor	2,372,090
Waiver for management and incentive fees	1,249,307

Net expenses	$14,210,476

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
Waivers include income incentive fee and management fee. Expense support payments include operating expenses and organizational costs.
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year

period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company did not incur any excise tax.
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
If, in any year, the Company were to fail to qualify for treatment as a RIC under the Code and were ineligible to or did not otherwise cure such failure, the Company would be subject to U.S. federal corporate tax on its taxable income at corporate rates and, when such income is distributed, shareholders would be subject to further tax on such distributions to the extent of the Company’s current or accumulated earnings and profits.
The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not
threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2023.
The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. No tax years were open or subject to examination as of December 31, 2023.
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
We believe that our available borrowing capacity under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility, our anticipated cash flows from the net proceeds from the Private Offering, our anticipated cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments, will be adequate to meet our cash needs for our daily operations, including to fund our unfunded commitment obligations.
Cash Flows
As of December 31, 2023 we had $18.9 million in cash and cash equivalents and restricted cash and restricted cash equivalents. During the period from April 3, 2023 (commencement of operations) to December 31, 2023, we used $548.4 million in cash for operating activities, primarily as a result of funding of portfolio investments of $600.5 million, partially offset by repayment of portfolio investments of $35.3 million, and other operating activities of $16.8 million. Cash provided by financing activities was $567.3 million during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $333.7 million and borrowings of $312.1 million under our financing arrangements, partially offset by distributions paid of $7.0 million and repayments of borrowings of $71.5 million.

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
Under the provisions of the 1940 Act, following approval from our initial shareholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, which approval became effective on January 21, 2023, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any shares of preferred stock that we may issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. As of December 31, 2023, our asset coverage ratio, as defined under the 1940 Act, was 231.2%.
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
As of December 31, 2023, the Company had outstanding borrowings of $248,370,535. The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
MassMutual SPV I Facility
On April 3, 2023, in connection with the acquisition of the Initial Portfolio, we, through SPV Facility I as borrower, entered into the MassMutual SPV I Facility. Under the MassMutual SPV I Facility, the lenders made initial commitments of $200,000,000. On September 26, 2023, we, through SPV Facility I, entered into the MassMutual SPV I Facility Amendment, which, among other things, increased the aggregate commitments from lenders under the MassMutual SPV I Facility to $250,000,000 from $200,000,000. The MassMutual SPV I Facility is secured by all of the assets of SPV Facility I and a pledge over 100% of the equity interest the Company holds in SPV Facility I. See “Note 4. Borrowings” in “Item 8. Consolidated Financial Statements” in this Report for more information.
As of December 31, 2023, the Company had an outstanding principal balance of $154,500,000 under the MassMutual SPV I Facility. For the period from April 3, 2023 (commencement of operations) to December 31,

2023, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.48%. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility were $78,326,007.
BMO SPV II Credit Facility
On May 1, 2023, we, through SPV Facility II as borrower, entered into a Loan and Security Agreement with Bank of Montreal, a Canadian chartered bank acting through its Chicago Branch (“BMO”), as the administrative agent, as collateral agent, and as a lender, and the other lenders party thereto from time to time, to provide SPV Facility II with a revolving credit facility (the “BMO SPV II Credit Facility”). BMO made an initial commitment of $81,250,000 under the BMO SPV II Credit Facility, with an accordion provision to permit increases to the total facility amount up to $100,000,000, subject to the satisfaction of certain conditions.
On July 3, 2023, we, through SPV Facility II, entered into an amendment (the “First Amendment”) to the Loan and Security Agreement, governing the BMO SPV II Credit Facility (as amended by the First Amendment, the “BMO Loan and Security Agreement”). The First Amendment provides for, among other things, (1) a funded amount from the lenders of $100,750,000 as of the amendment effective date and (2) an increase in the maximum total commitments of the lenders under the accordion provision in the BMO Loan and Security Agreement to $125,000,000, in each case, subject to the satisfaction of certain conditions. The BMO SPV II Credit Facility is secured by a first priority security interest substantially all of the assets of SPV Facility II and a pledge over 100% of our equity interest in SPV Facility II. See “Note 4. Borrowings” in “Item 8. Consolidated Financial Statements” in this Report for more information.
As of December 31, 2023, the Company had an outstanding principal balance of $93,870,535 under the BMO SPV II Credit Facility. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.76%. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $89,189,573.
Wells Fargo SPV III Credit Facility
On December 1, 2023, we, through SPV Facility III as borrower, entered into a Loan and Security Agreement (the “Wells Fargo Loan and Security Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as the administrative agent, UMB Bank, National Association, as the collateral agent, and the lenders party thereto from time to time, to provide SPV Facility III with a revolving credit facility (the “Wells Fargo SPV III Credit Facility”). The lenders have made aggregate commitments of $250,000,000 under the Wells Fargo SPV III Credit Facility. Borrowings under the Wells Fargo SPV III Credit Facility are secured by all of the assets held by SPV Facility III. See “Note 4. Borrowings” in “Item 8. Consolidated Financial Statements” in this Report for more information.
As of December 31, 2023, the Company had no outstanding principal balance under the Wells Fargo SPV III Credit Facility. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company had no borrowing activity under the Wells Fargo SPV III Credit Facility.
For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility amounted to 8.33%. The Company’s aggregate daily average amount of borrowings under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility for the period from April 3, 2023 (commencement of operations) to December 31, 2023 amounted to $158,367,932.

Distributions and Distribution Reinvestment
We expect to pay regular quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.
On August 3, 2023, the Board declared a distribution on the Shares payable on November 1, 2023 to shareholders of record as of the close of business on September 29, 2023 (the “Q3 2023 Distribution”). The amount of the Q3 2023 Distribution equaled $0.72 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s distribution reinvestment plan.
On November 2, 2023, the Board declared a distribution on the Shares payable on January 31, 2024 to shareholders of record as of the close of business on December 31, 2023 (the “Q4 2023 Distribution”). The amount of the Q4 2023 Distribution equaled $0.65 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s distribution reinvestment plan.
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
For a period of time following commencement of the Private Offering, which time period may be significant, we expect substantial portions of our distributions may be funded indirectly through the reimbursement of certain expenses by the Advisor and its affiliates, including through the waiver of management and incentive fees by the Advisor, that are subject to conditional reimbursement by us within three years. Any such distributions funded through expense reimbursements or waivers of management and incentive fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Advisor or its affiliates continues to advance such expenses or waive such fees. Our future reimbursement of amounts advanced or waived by the Advisor and its affiliates will reduce the distributions that you would otherwise receive in the future. Other than as set forth in this Report, the Advisor and its affiliates have no obligation to advance expenses or waive advisory fees.
We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash dividend or other distribution. Shares will be issued pursuant to the distribution reinvestment plan at their NAV per Share for such Shares at the time the distribution is payable. There is no sales load or other charge for reinvestment, but shareholder servicing fees and distribution fees will be charged where applicable. The Company may terminate the distribution reinvestment plan at any time upon 30 days’ notice to shareholders. Any expenses of the distribution reinvestment plan will be borne by the Company. The reinvestment of dividends and distributions pursuant to the distribution reinvestment plan will increase the Company’s assets on which the Base Management Fee is payable to the Advisor.
Generally, for U.S. federal income tax purposes, shareholders receiving Shares under the distribution reinvestment plan will be treated as having received a distribution equal to the amount payable to them in cash as a distribution had the shareholder not participated in the distribution reinvestment plan.
Discretionary Share Repurchase Program
We do not intend to list our Shares on a securities exchange and we do not expect there to be a public market for our shares. As a result, if you purchase our Shares, your ability to sell your shares will be limited. We have commenced a share repurchase program in which we intend to offer to repurchase in each quarter, subject to market conditions and the discretion of the Board, up to 5% of our Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule
13e-4
promulgated under the Exchange Act and the 1940 Act. All Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares. See “Item 1. Business – Share Repurchase Program” for more information.
We did not repurchase any Shares during the period from April 3, 2023 (commencement of operations) through December 31, 2023.
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
We have also identified revenue recognition as a critical accounting policy. See “Note 2. Significant Accounting Policies” in “Item 8. Consolidated Financial Statements” in this Report for more information regarding the Company’s most significant accounting policies, including those relating to the valuation of its investment portfolio and revenue recognition. These significant accounting policies should be read in conjunction with the Company’s consolidated financial statements in “Item 8. Consolidated Financial Statements” of Part II of this Report and with “Item 1A. Risk Factors” in Part I of this Report.
As of December 31, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 169.6% of our total net assets.
Contractual Obligations and
Off-Balance
Sheet Arrangements
We have entered into certain contracts under which we may have material future commitments. We have entered into each of the Advisory Agreement and the Administration Agreement with the Advisor to provide us with investment advisory services and administrative services. Payments for investment advisory services under the Advisory Agreement and payment of the Administration Fee under the Administration Agreement are described in “Item 1. Business – Management Agreements” and “Note 3. Related Party Transactions” in “Item 8. Consolidated Financial Statements” in this Report.
Under the
Sub-Advisory
Agreement, the Advisor has engaged SGEAIL to provide certain ongoing, non-discretionary
investment advice and services to the Advisor in regard to the Advisor’s management of the Company, in exchange for which the
Sub-Advisor
will receive from the Advisor 20% of the Base Management Fee and Incentive Fee payable to the Advisor by the Company.
In addition, we have entered into the Amended Expense Limitation Agreement with the Advisor for a one-year
term, the Limitation Period, which may be extended for a period of one year on an annual basis. Under the Amended Expense Limitation Agreement, any Expense Payments will be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the Expense Cap. See “Item 1. Business – Management Agreements” and “Note 3. Related Party Transactions” in “Item 8. Consolidated Financial Statements” in this Report for more information. As of December 31, 2023, the Company had $2,372,090 in expenses subject to recoupment by the Advisor. Recoupment must occur within three years from the end of the month in which such fees and expenses were waived, reimbursed or paid by the Advisor.
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
As of December 31, 2023, we had the following outstanding commitments to fund investments. As of December 31, 2023, we believe we have adequate financial resources to satisfy such commitments.

Investments	December 31, 2023
3 Step Sports LLC Delayed Draw Term Loan	$456,073
Accent Building Materials Holdings LLC Term B Delayed Term Loan	653,571
Accordion Partners LLC Revolving Loan	291,182
Accordion Partners LLC Third Amendment Delayed Draw Term Loan	297,006
AI Fire Buyer, Inc. Delayed Draw Term Loan	312,894
Alera Group, Inc. Delayed Draw Term Loan	665,925
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	1,021,277
Ambient Enterprises Holdco LLC Revolving Loan	893,617
Apex Service Partners, LLC Delayed Draw Term Loan	855,366
Apex Service Partners, LLC Revolving Loan	278,067
Arcticom Group Delayed Draw Term Loan	5,145
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	1,629,243
Axis Portable Air, LLC Delayed Draw Term Loan Fifth Amendment	2,259,036
Bamboo US BidCo LLC Initial Delayed Draw Term Loan	100,343
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	269,486
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	937,375
Community Care Partners, LLC Delayed Draw Term B Loan	297,901
Crash Champions Intermediate, LLC Revolving Credit Loan	264,767
CVAUSA Management, LLC Primary Delayed Draw Term Loan	712,428
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	298,226
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	118,027
Enverus Holdings, Inc. Revolving Loan	405,405
Enverus Holdings, Inc.Delayed Draw Term Loan	266,409
ETE Intermediate II LLC Revolving Loan	235,714
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	1,666,667
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	380,895
Five Star Buyer, Inc. Delayed Draw Term Loan	237,838
FMG Suite Holdings, LLC Revolving Credit	290,774
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78,263
Hanger, Inc. Incremental Delayed Draw Term Loan	619,787
Hills Distribution, Inc. Delayed Draw Term Loan	114,103
Houseworks Holdings, LLC Delayed Draw Term Loan	2,500,000
Inventus Power, Inc. Revolving Loan	355,932
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	1,000,000
Legitscript LLC Delayed Draw Loan	948,706
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562,030
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	1,274,699
Lighthouse Technologies Holding Corp. Revolving Loan	815,899
Loving Tan Intermediate II Inc. Revolving Loan	140,000
ManTech International Corporation Delayed Draw Term Loan	614,940
Medical Device Inc. Revolving Loan	551,739
Medical Technology Solutions, LLC Delayed Draw C Term Loan	126,557
Medical Technology Solutions, LLC Delayed Draw D Term Loan	316,392

Investments	December 31, 2023
Medrina, LLC Initial Delayed Draw Term Loan Facility	$744,681
Medrina, LLC Revolving Facility	531,915
Modigent, LLC Delayed Term Loan	403,288
Neptune Flood Incorporated Revolving Loan	154,000
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	220,386
Penncomp, LLC Delayed Draw Term Loan A	2,412,699
Peter C. Foy & Associates Insurance Services, LLC Delayed Draw Term Loan D	2,500,000
Petra Borrower, LLC Delayed Draw Term Loan	1,250,000
Petra Borrower, LLC Revolving Loan	500,000
PracticeTek Purchaser, LLC Delayed Draw Term Loan	615,574
Refocus Management Services, LLC Delayed Draw Term B Loan	666,667
RPM Purchaser, Inc. Delayed Draw Term Loan B	1,071,429
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	352,000
Rural Sourcing Holdings, Inc. Revolving Loan	264,000
SageSure Holdings, LLC Delayed Draw Term Loan	1,041,211
Salt Dental Collective, LLC Delayed Draw Term Loan	2,500,000
Signature Brands, LLC Term Loan	531,357
Sonny’s Enterprises, LLC Delayed Draw Term Loan	516,000
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	430,010
TCP Hawker Intermediate LLC Delayed Draw Term Loan	221,541
Thames Technology Holdings, Inc. Delayed Draw Term Loan	788,643
Thames Technology Holdings, Inc. Revolving Loan	788,643
Track Branson Opco, LLC, The Revolving Loan	237,838
Trench Plate Rental Co. Revolving Loan	372,414
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	1,348,661
Upstack Holdco Inc. Delayed Draw Term Loan	177,087
Vertex Service Partners, LLC Delayed Draw Term Loan	2,733,746
Vertex Service Partners, LLC Revolving Facility	406,977
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	510,667
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	119,975
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	195,254

Total unfunded commitments	$50,726,367

Recent Developments
On January 2, 2024, the Company sold 907,417 Shares in the Private Offering pursuant to subscriptions agreements entered into with the participating investors for aggregate consideration of $23.4 million.
On February 1, 2024, the Company sold 809,916 Shares in the Private Offering pursuant to subscriptions agreements entered into with the participating investors for aggregate consideration of $21.0 million.
On February 1, 2024, the Company offered to purchase up to 647,514 shares of its Shares at a purchase price equal to the NAV per Share as of March 31, 2024 (the “February 2024 Tender Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the February 2024 Tender Offer. The February 2024 Tender Offer expired on February 29, 2024 and no Shares were tendered by the shareholders in connection with the February 2024 Tender Offer.
The Company received approximately $43.4 million of subscriptions effective March 1, 2024.
On March 14, 2024, the Board declared a distribution on the Shares equal to an aggregate amount up to the Company’s (i) taxable earnings, including net investment income (if positive) and capital gains, for the

1
08

three months ended March 31, 2024 and (ii) such other amounts as may be required to allow the C
o
mpany to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “
Q1

2024 Distribution
”). The Q1 2024 Distribution is payable on April 30, 2024 to shareholders of record as of the close of business on March 29, 2024. The final amount of the Q1 2024 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q1 2024 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.
On March 14, 2024, the Company and the Advisor agreed to renew the Amended Expense Limitation Agreement in accordance with its terms and extend the Limitation Period for an additional one-year term, ending on April 3, 2025.
From January 1, 2024 through the date the consolidated financial statements were issued, the Company had aggregate borrowings of $107 million from the Wells Fargo SPV III Credit Facility.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings, including under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility, which may reduce our net investment income.
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
We invest primarily in illiquid debt securities of private middle-market companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by the Advisor and overseen by the Board in accordance with the Advisor’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.
Because most of our investments bear interest at floating rates, we anticipate that an increase in interest rates would have a corresponding increase in our interest income that would likely offset any increase in our cost of funds and, thus, net investment income would not be reduced. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the applicable interest rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities. There can be no assurance that a significant change in market interest rates will not have an adverse effect on our net investment income.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2023 were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Decrease (Increase) in Interest Expense	Net Increase (Decrease) in Net Income
Down 200 basis points	$(594,178)	$213,135	$(381,043)
Down 150 basis points	(445,633)	159,851	(285,782)
Down 100 basis points	(297,089)	106,567	(190,521)
Down 50 basis points	(148,544)	53,284	(95,261)
Up 50 basis points	148,544	(53,284)	95,261
Up 100 basis points	297,089	(106,567)	190,521
Up 150 basis points	445,633	(159,851)	285,782
Up 200 basis points	594,178	(213,135)	381,043
This analysis is indicative of the potential impact on our net investment income as of December 31, 2023, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility, and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after December 31, 2023, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of December 31, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
StepStone Private Credit Fund LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of assets and liabilities of StepStone Private Credit Fund LLC (the Company), including the consolidated schedule of investments, as of December 31, 2023, the related consolidated statements of operations, changes in net assets and cash flows for the period from April 3, 2023 (commencement of operations) to December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations, changes in its net assets, and its cash flows for the period from April 3, 2023 (commencement of operations) to December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023, by correspondence with the custodian, syndication agents and others; when replies were not received from the syndication agents and others, we performed other auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2023.
New York, NY
March 25, 2024

StepStone Private Credit Fund LLC
Consolidated Statement of Assets and Liabilities
As of December 31, 2023

December 31, 2023
Assets
Investments in securities of unaffiliated issuers at fair value (Cost $566,083,084)	$565,360,825
Cash and cash equivalents	5,160,185
Restricted cash and restricted cash equivalents	13,763,611
Interest receivable	5,599,101
Receivable from Advisor	1,075,628
Due from Affiliate	85,005
Receivables for investments sold	27,672

Total assets	$591,072,027

Liabilities
Lines of credit (net of unamortized debt issuance costs of $7,403,444)	$240,967,091
Distributions payable	8,417,682
Payables for investments purchased	2,757,335
Interest payable	2,525,407
Management fee payable	776,015
Incentive fee payable	590,402
Directors’ fees payable	50,000
Due to affiliate	1,255
Accrued expenses	1,602,710

Total liabilities	$257,687,897

Commitments and contingencies (Note 8); Recoupments (Note 3)
Net assets
Shares, no par value, unlimited shares authorized, 12,950,280 shares issued and outstanding	$333,712,935
Distributable earnings (accumulated loss)	(328,805)

Total net assets	$333,384,130

Total liabilities and net assets	$591,072,027

Net asset value per share	$25.74

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statement of Operations

April 3, 2023
(commencement of operations)
to December 31, 2023
Investment Income
Interest income on investments in securities of unaffiliated issuers	$29,708,882

Total investment income	$29,708,882

Expenses
Interest expense	$10,656,745
Management fee	1,425,366
Income incentive fee	1,190,358
Organizational costs	1,296,462
Legal fees	1,159,398
Professional fees	682,037
Administration fee	431,618
Directors’ fees	150,000
Custody fees	28,335
Other expenses	811,554

Total expenses	$17,831,873
Less expense support payments by the Advisor (Note 3)	$2,372,090
Waiver for management and incentive fees (Note 3)	1,249,307

Net expenses	$14,210,476
Net investment income	$15,498,406

Realized and unrealized gain (loss) allocated from investments in securities of unaffiliated issuers
Net realized gain (loss) from investments in securities of unaffiliated issuers	$312,730
Net change in unrealized depreciation from investments in securities of unaffiliated issuers	(722,259)

Net gain (loss) from investments in securities of unaffiliated issuers	$(409,529)

Net Increase (Decrease) in Net Assets Resulting from Operations	$15,088,877

Weighted average shares outstanding	7,457,211
The accompanying notes are an integral part of these consolidated financial statements.

F-11
4

StepStone Private Credit Fund LLC
Consolidated Statement of Changes in Net Assets

	Limited Liability Company Interests
	Number of Shares	Shares Transactions	Total Distributable Earnings (Accumulated Loss)	Total Net Assets
April 3, 2023 (commencement of operations) to December 31, 2023
Balance, April 3, 2023	400	$10,000	$—	$10,000
Net investment income	—	—	15,498,406	15,498,406
Net realized gain (loss) from investments in securites of unaffiliated issuers	—	—	312,730	312,730
Net change in unrealized depreciation from investments in securities of unaffiliated issuers	—	—	(722,259)	(722,259)
Distributions	—	—	(15,417,682)	(15,417,682)
Issuance of Shares	12,949,880	333,702,935	—	333,702,935

Balance, December 31, 2023	12,950,280	$333,712,935	$(328,805)	$333,384,130

The accompanying notes are an integral part of these consolidated financial statements.

F-11
5

StepStone Private Credit Fund LLC
Consolidated Statement of Cash Flows

April 3, 2023 (commencement of operations) to December 31, 2023
Operating activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$15,088,877
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by/(used in) operating activities:
Purchases of investments	(506,473,187)
Proceeds from sales, exits and repayments of investments	35,326,876
Payment-in-kind interest capitalized	(135,436)
Accretion of original issue discount on investments	(618,072)
Amortization of debt issuance costs	358,221
Net realized gain (loss) from investments in securities of unaffiliated issuers	(312,730)
Net change in unrealized depreciation from investments in securities of unaffiliated issuers	722,259
Changes in Assets and Liabilities:
(Increase)/decrease in interest receivable	(5,599,101)
(Increase)/decrease in receivable from Advisor	(1,075,628)
(Increase)/decrease in due from Affiliate	(85,005)
(Increase)/decrease in receivables for investments sold	(27,672)
Increase/(decrease) in payables for investments purchased	2,757,335
Increase/(decrease) in interest payable	2,525,407
Increase/(decrease) in management fee payable	776,015
Increase/(decrease) in incentive fee payable	590,402
Increase/(decrease) in directors’ fee payable	50,000
Increase/(decrease) in due to affiliate	1,255
Increase/(decrease) in accrued expenses	1,602,710

Net cash provided by/(used in) operating activities	$(454,527,474)

Financing activities
Proceeds from issuance of shares	$327,241,500
Distributions, net of distributions payable	(538,565)
Borrowings under lines of credit	226,000,000
Repayments to lines of credit	(71,500,000)
Debt issuance costs paid	(7,761,665)

Net cash provided by/(used in) financing activities	$473,441,270

Net increase/(decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	18,913,796
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of the period	10,000

Cash and cash equivalents and restricted cash and restricted cash equivalents at end of the period	$18,923,796

Supplemental information and non-cash activities
Interest paid on lines of credit	$7,773,117
Issuance of shares in connection with distribution reinvestment plan	6,461,435
Investments purchased through participation agreements	93,870,535
Borrowings incurred through participation agreements	93,870,535

Reconciliation to the Consolidated Statement of Assets and Liabilities
Cash and cash equivalents	$5,160,185
Restricted cash and restricted cash equivalents	13,763,611

Total cash and cash equivalents and restricted cash and restricted cash equivalents	$18,923,796

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured
Advertising
Finn Partners, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.65% / 1.00%	12.00%	7/1/2026	$1,688,670	$1,666,105	$1,665,772	0.50%
Finn Partners, Inc. Second Amendment Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.65% / 1.00%	12.00%	7/1/2026	3,273,754	3,229,775	3,229,296	0.97%

						$4,895,880	$4,895,068	1.47%
Aerospace & Defense
Heads Up Technologies, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	10.88%	8/10/2028	$4,962,312	$4,920,989	$4,928,456	1.48%
PPW Aero Buyer, Inc. Term Loan (Whitcraft LLC )	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	12.35%	2/15/2029	4,987,437	4,987,437	4,987,437	1.50%

						$9,908,426	$9,915,893	2.98%
Air Freight & Logistics
AMEX Holding III Corp Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.65% / 1.00%	11.03%	3/31/2028	$211,234	$209,618	$192,951	0.06%
AMEX Holding III Corp Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.65% / 1.00%	11.03%	3/31/2028	4,750,898	4,715,052	4,339,708	1.30%
Solairus Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.48% / 1.00%	10.99%	7/23/2029	4,883,993	4,883,993	4,881,800	1.46%

						$9,808,663	$9,414,459	2.82%
Alternative Carriers
Meriplex Communications, Ltd. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 0.75%	10.46%	7/17/2028	$4,991,048	$4,993,608	$4,991,048	1.50%
Application Software
Anaplan, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 0.75%	11.85%	6/21/2029	$5,000,000	$4,977,183	$4,984,604	1.49%
Avetta, LLC Term Loan B	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	11.15%	10/16/2030	2,038,962	2,028,642	2,028,563	0.61%
BASYS LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.00%	10.11%	12/9/2027	4,873,196	4,840,781	4,845,251	1.45%
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	11/17/2029	—	(187)	(189)	0.00%
Echo Purchaser, Inc. Term Loan (Exostar)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.00%	10.87%	11/17/2029	649,146	641,680	641,616	0.19%
Legal Spend Holdings, LLC 2nd Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	11.11%	5/13/2029	257,442	257,442	257,442	0.08%
Legitscript LLC Delayed Draw Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.75% / 0.75%	11.11%	6/24/2029	100,788	86,030	86,697	0.03%
Legitscript LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	11.11%	6/24/2029	3,930,101	3,873,978	3,877,334	1.16%
PracticeTek Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	8/30/2029	—	(2,746)	(16)	0.00%
PracticeTek Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.35%	8/30/2029	1,978,918	1,946,135	1,945,040	0.58%
Superjet Buyer, LLC Initial Term Loan (EFI Productivity Software)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.61% / 0.75%	10.97%	12/30/2027	1,522,356	1,516,802	1,522,356	0.46%
TCP Hawker Intermediate LLC Incremental Term Loan (TimeClock Plus)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 0.00%	11.50%	8/28/2026	101,654	101,654	101,654	0.03%
TCP Hawker Intermediate LLC Incremental Term Loan (First Lien) (TimeClock Plus)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 0.00%	11.50%	8/28/2026	225,407	225,407	225,407	0.07%
TCP Hawker Intermediate LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	8/28/2026	—	—	—	0.00%
Trintech Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.86%	7/25/2029	5,000,000	4,903,300	4,903,359	1.47%

						$25,396,101	$25,419,118	7.62%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31,
2023

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Asset Management & Custody Banks
Petra Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	11/15/2030	$—	$(12,278)	$(12,422)	0.00%
Petra Borrower, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	11.13%	11/15/2030	3,250,000	3,185,433	3,185,147	0.95%
Petra Borrower, LLC Revolving Loan	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	11/15/2029	—	(9,791)	—	0.00%
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	11.23%	10/4/2027	3,824,266	3,824,266	3,824,266	1.15%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	11.23%	10/4/2027	1,163,019	1,163,019	1,163,019	0.35%

						$8,150,649	$8,160,010	2.45%
Auto Parts & Equipment
ETE Intermediate II LLC Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	5/29/2029	$—	$(6,289)	$(4,649)	0.00%
ETE Intermediate II LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.89%	5/29/2029	1,954,464	1,902,156	1,915,916	0.57%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	12.37%	5/17/2029	4,975,000	4,975,000	4,975,000	1.49%

						$6,870,867	$6,886,267	2.06%
Automobile Manufacturers
JHCC Holdings LLC 2021-A Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.75%	9/9/2026	$912,053	$912,674	$912,053	$0.27%
JHCC Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.75%	9/9/2026	4,075,447	4,078,226	4,075,447	1.22%

						$4,990,900	$4,987,500	1.49%
Building Products
AllMark Acquisition, LLC Initial Term Loan (AllMark Door)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	10.68%	5/4/2028	$4,974,747	$4,937,356	$4,974,747	1.49%
Arch Cutting Tools Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.85% / 0.00%	10.24%	4/1/2026	4,961,495	4,943,910	4,927,425	1.48%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.37%	11/8/2029	193,979	192,253	192,253	0.06%
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	11/8/2029	—	—	—	0.00%

						$10,073,519	$10,094,425	3.03%
Commodity Chemicals
Guy Chemical Company, LLC U.S. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.00%	9.96%	11/9/2027	$4,962,217	$4,927,113	$4,893,248	1.47%

Construction & Engineering
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 8.69% / 1.00%	10.56%	7/31/2026	$101,984	$101,984	$101,984	0.03%
Diverzify Intermediate LLC Second Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.96% / 1.00%	11.62%	5/11/2027	492,141	488,676	489,323	0.15%
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.18% / 1.00%	11.68%	5/11/2027	4,470,095	4,437,436	4,447,019	1.33%
ESP Associates, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.00%	11.96%	7/24/2028	4,840,792	4,759,680	4,750,609	1.42%
PVI Holdings, Inc. Last Out Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.77% / 1.00%	12.16%	1/18/2028	6,929,868	6,915,479	6,929,868	2.08%
Vertex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	14.14% / 1.25%	11/8/2030	911,249	893,566	906,146	0.27%
Vertex Service Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	10.90%	11/8/2030	1,895,993	1,868,085	1,869,639	0.56%
Vertex Service Partners, LLC Revolving Facility	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	11/8/2030	—	(6,020)	—	0.00%

						$19,458,886	$19,494,588	5.84%
The accompanying notes are an integral part of these consolidated financial statements.

F-11
8

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Construction Materials
Cube Industrials Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.00%	11.40%	10/18/2030	$1,729,315	$1,716,343	$1,716,172	0.51%
Javelin Acquisition Vehicle, LLC Last Out Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.09% / 1.00%	12.43%	11/3/2026	1,779,275	1,779,275	1,779,275	0.53%
Javelin Acquisition Vehicle, LLC Second Amendment Incremental Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.37% / 1.00%	12.44%	11/3/2026	2,768,442	2,717,814	2,713,074	0.81%

						$6,213,432	$6,208,521	1.85%
Data Processing & Outsourced Services
Affinipay Midco, LLC Fifth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.00%	10.88%	6/9/2028	$250,000	$250,000	$250,000	0.07%
Penncomp, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.50%	0.00%	10/17/2028	—	(26,431)	(27,143)	-0.01%
Penncomp, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.50%	11.96%	10/17/2028	2,580,833	2,523,978	2,522,764	0.76%

						$2,747,547	$2,745,621	0.82%
Distributors
RPM Purchaser, Inc. Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 2.00%	0.00%	9/11/2028	$—	$ (8,881)	$ (2,422)	0.00%
RPM Purchaser, Inc. Effective Date Term Loan B	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.51% / 2.00%	11.90%	9/11/2028	3,918,750	3,850,099	3,841,005	1.15%

						$3,841,218	$3,838,583	1.15%
Diversified Chemicals
V Global Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.75%	11.43%	12/22/2027	$4,974,747	$4,952,697	$4,890,967	1.47%
Diversified Support Services
Accent Building Materials Holdings LLC Term B Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.60% / 1.00%	11.98%	8/6/2029	$417,857	$385,360	$417,858	0.12%
Accent Building Materials Holdings LLC Term Loan B	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.00%	11.99%	8/6/2029	3,928,571	3,854,304	3,866,182	1.16%
AI Fire Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	3/22/2027	—	(1,911)	(1,927)	0.00%
AI Fire Buyer, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	11.14%	3/22/2027	156,447	153,791	153,769	0.05%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	11.80%	7/22/2027	6,233,964	6,225,303	6,233,964	1.87%
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	5/19/2028	—	(3,281)	(3,281)	0.00%
Crash Champions Intermediate, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 0.75%	12.36%	8/1/2029	1,349,141	1,339,724	1,337,471	0.40%
Crash Champions Intermediate, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 0.75%	12.36%	8/1/2029	3,160,846	3,139,006	3,133,505	0.94%
Crash Champions Intermediate, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.25% / 0.75%	13.75%	8/1/2028	202,469	199,213	198,427	0.06%
FLS Holding, Inc. Term B Loan (FLS Transportation Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.77%	12/15/2028	4,974,874	4,917,511	4,949,169	1.48%
FMG Suite Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.35% / 1.00%	10.78%	10/30/2026	861,390	852,757	852,115	0.25%
FMG Suite Holdings, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.93% / 1.00%	12.08%	10/30/2026	146,480	142,107	141,772	0.04%
FMG Suite Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	11.03%	10/30/2026	3,696,983	3,667,742	3,657,173	1.10%
Primeflight Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	12.28%	5/1/2029	4,975,000	4,930,820	4,925,310	1.48%

						$29,802,446	$29,861,507	8.95%
The accompanying notes are an integral part of these consolidated financial statements.

F-11
9

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Education Services
Cambium Learning Group, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.75%	11.02%	7/20/2028	$4,974,555	$4,928,928	$4,926,482	1.48%
Electrical Components & Equipment
Inventus Power, Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	6/30/2025	$—	$ (8,861)	$ (9,343)	0.00%
Inventus Power, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.61% / 1.00%	12.97%	6/30/2025	3,127,904	3,050,104	3,045,797	0.91%
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.75% / 0.00%	11.13%	2/26/2027	36,916	36,604	36,598	0.01%
Wildcat Buyerco, Inc. Incremental Term Loan (NSI Industries)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	11.13%	2/27/2027	245,120	243,046	243,012	0.07%

						$3,320,893	$3,316,064	0.99%
Electronic Equipment & Instruments
Fortis Payment Systems, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	1 M SOFR + 5.25% / 1.00%	10.70%	2/13/2026	$4,954,836	$4,939,323	$4,937,177	1.48%
REE Holdings III Corp. Term Loan (Rees Scientific Corporation)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	10.35%	11/4/2028	4,962,406	4,900,234	4,922,576	1.48%

						$9,839,557	$9,859,753	2.96%
Environmental & Facilities Services
Rotolo Consultants, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 7.71% / 1.00%	13.10%	12/20/2026	$3,176,071	$3,102,508	$3,101,878	0.93%

Food Distributors
Costanzo’s Bakery, LLC Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.90% / 1.00%	11.25%	6/18/2027	$2,992,389	$2,941,428	$2,941,428	0.88%

Health Care Distributors
Refocus Management Services, LLC Delayed Draw Term B Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.10% / 1.00%	12.45%	12/30/2026	$4,333,333	$4,282,361	$4,292,365	1.29%

Health Care Equipment
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.00%	11.96%	6/10/2027	$5,000,000	$5,000,000	$4,987,123	1.50%
Medical Device Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.00%	11.95%	7/11/2029	4,433,333	4,338,788	4,344,637	1.30%
Medical Device Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 6.50% / 1.00%	0.00%	7/11/2029	—	—	(10,423)	0.00%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.50% / 0.00%	11.96%	12/4/2024	5,000,000	4,916,688	4,932,650	1.48%
SunMed Group Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.75%	10.96%	6/16/2028	4,974,555	4,859,410	4,862,377	1.46%

						$19,114,886	$19,116,364	5.74%
Health Care Facilities
Community Care Partners, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.11% / 1.00%	11.47%	6/10/2026	$1,992,651	$1,983,867	$1,972,581	0.59%
Community Care Partners, LLC Delayed Draw Term B Loan	(1)(2)(3)(4)(5)(7)(8)(12)	1 M SOFR + 0.00% / 1.00%	0.00%	6/10/2026	—	(1,255)	(1,681)	0.00%
Hanger, Inc. Amendment No. 2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.61%	10/3/2028	1,162,279	1,131,929	1,130,952	0.34%
Hanger, Inc. Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	10/3/2028	—	(10,079)	—	0.00%

						$3,104,462	$3,101,852	0.93%
The accompanying notes are an integral part of these consolidated financial statements.

F-1
20

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services
CPS Group Holdings, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.76%	6/1/2028	$5,000,000	$5,000,000	$5,000,000	1.50%
CVAUSA Management, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.88%	5/522/2029	1,979,970	1,966,810	1,968,705	0.59%
CVAUSA Management, LLC Primary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	5/22/2029	—	(11,998)	—	0.00%
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	5/22/2029	—	(7,307)	—	0.00%
Elevate HD Parent, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	1 M SOFR + 6.10% / 0.00%	11.46%	8/17/2029	4,987,500	4,889,147	4,888,138	1.47%
GI MSO, Inc. Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.35% / 1.00%	11.82%	6/5/2025	4,974,811	4,943,863	4,940,852	1.48%
Home Care Assistance, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.48%	3/30/2027	3,017,282	2,996,322	3,001,319	0.90%
Houseworks Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	12.04%	12/16/2028	2,493,750	2,369,456	2,359,135	0.71%
Houseworks Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	12/16/2028	—	—	—	0.00%
Medrina, LLC Initial Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	10/20/2029	—	(9,032)	(9,263)	0.00%
Medrina, LLC Initial Term Loan Facility	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.74%	10/20/2029	3,723,404	3,631,362	3,630,563	1.09%
Medrina, LLC Revolving Facility	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	10/20/2029	—	(12,879)	(6,617)	0.00%
OIA Acquisition, LLC Effective Date Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.35% / 1.00%	10.82%	10/19/2027	4,962,025	4,928,403	4,948,924	1.48%
RCP TCT, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.86% / 1.00%	10.22%	12/31/2027	4,934,271	4,900,054	4,891,499	1.47%
Salt Dental Collective, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.60% / 1.00%	12.96%	2/15/2028	2,493,750	2,444,681	2,444,088	0.73%
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.48%	3/30/2027	1,853,932	1,842,288	1,844,621	0.55%
TheKey, LLC Tranche B-1 Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.48%	3/30/2027	90,969	90,397	90,512	0.03%
US Fertility Enterprises, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.25% / 1.00%	11.72%	12/21/2027	4,962,025	4,929,074	4,915,705	1.47%

						$44,890,641	$44,908,181	13.47%
Health Care Technology
Bobcat Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 0.75%	11.60%	6/17/2030	$475,000	$466,026	$475,000	0.14%
Bobcat Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 0.75%	11.60%	6/17/2030	1,520,000	1,491,227	1,502,870	0.45%
Medical Technology Solutions, LLC Delayed Draw C Term Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 6.40% / 1.00%	11.76%	4/27/2026	1,328,845	1,295,702	1,328,845	0.40%
Medical Technology Solutions, LLC Delayed Draw D Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 1.00%	0.00%	4/27/2026	—	(3,936)	(3,955)	0.00%
Medical Technology Solutions, LLC Sixth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.40% / 1.00%	11.78%	4/27/2026	1,455,401	1,422,285	1,419,016	0.43%

						$4,671,304	$4,721,776	1.42%
Heavy Electrical Equipment
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	10/11/2028	$—	$(4,418)	$(4,418)	0.00%
Faraday Buyer, LLC First Amendment Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.00%	11.33%	10/11/2028	586,597	579,792	579,792	0.17%

						$575,374	$575,374	0.17%
Highways & Railtracks
Gulf Winds International Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.10% / 1.00%	12.46%	12/16/2028	$4,974,874	$4,974,874	$4,972,708	1.49%
R1 Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.43%	12/29/2028	4,974,874	4,928,554	4,921,292	1.48%

						$9,903,428	$9,894,000	2.97%
The accompanying notes are an integral part of these consolidated financial statements.

F-1
21

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Hotels, Resorts & Cruise Lines
Pyramid Management Advisors, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.25%	12.41%	1/19 / 2027	$4,974,937	$4,927,593	$4,927,080	1.48%

Household Appliances
WF Enterprises, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.35% / 1.00%	9.70%	11/9/2027	$4,578,187	$4,548,322	$4,555,083	1.37%

Housewares & Specialties
Axis Portable Air, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	11.25%	3/22/2028	$881,575	$872,825	$872,767	0.26%
Axis Portable Air, LLC Delayed Draw Term Loan Fifth Amendment	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.85% / 1.00%	11.20%	3/28/2028	1,377,461	1,341,456	1,284,671	0.38%

						$2,214,281	$2,157,438	0.64%
Human Resource & Employment Services
Zenith American Holding, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 0.00%	10.50%	12/13/2024	$4,959,003	$4,956,103	$4,959,003	1.49%

Industrial Machinery
Orion Group HoldCo, LLC Term Loan (Astra Services Partners)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	11.61%	3/19/2027	$4,449,655	$4,426,141	$4,424,013	1.33%
P.T. International LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.00%	10.04%	6/30/2027	4,987,374	4,957,493	4,931,732	1.48%
Sonny’s Enterprises, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.90% / 1.00%	12.27%	8/5/2028	384,000	371,383	384,000	0.12%
Sonny’s Enterprises, LLC Restatement Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.90% / 1.00%	12.28%	8/5/2028	4,079,157	4,024,623	4,034,480	1.21%
Tank Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 0.75%	11.21%	3/31/2028	4,974,747	4,899,481	4,897,706	1.47%

						$18,679,121	$18,671,931	5.61%
Insurance Brokers
Alera Group, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	11/17/2025	$—	$(19,920)	$(19,920)	-0.01%
Integrity Marketing Acquisition, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.02% / 0.75%	11.41%	8/27/2026	2,876,780	2,845,655	2,856,337	0.86%
Keystone Agency Partners LLC Term A Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.65% / 1.00%	11.00%	5/3/2027	2,992,370	2,948,222	2,947,994	0.88%
Oakbridge Insurance Agency LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	11.09%	11/1/2029	453,996	450,909	450,909	0.14%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	11/1/2029	—	—	—	0.00%
Peter C. Foy & Associates Insurance Services, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 0.75%	11.86%	11/1/2028	2,493,750	2,439,702	2,439,029	0.73%
Peter C. Foy & Associates Insurance Services, LLC Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.75%	0.00%	11/1/2028	—	—	—	0.00%

						$8,664,568	$8,674,349	2.60%
Interactive Home Entertainment
Five Star Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.10% / 1.50%	12.46%	2/23/2028	$55,696	$47,988	$47,943	0.01%
Track Branson OpCo, LLC, The Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.10% / 1.50%	12.46%	2/23/2028	1,639,892	1,595,787	1,594,524	0.48%
Track Branson Opco, LLC, The Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.50%	0.00%	2/23/2028	—	(6,211)	—	0.00%

						$1,637,564	$1,642,467	0.49%
The accompanying notes are an integral part of these consolidated financial statements.

F-1
2
2

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
IT Consulting & Other Services
BCM One, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.60% / 1.00%	9.96%	11/17/2027	$4,960,873	$4,933,838	$4,914,622	1.47%
By Light Professional IT Services LLC Existing Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.03% / 1.00%	12.40%	5/17/2025	1,946,322	1,942,394	1,945,187	0.58%
Enverus Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 0.75%	0.00%	12/21/2029	—	(1,990)	(1,998)	0.00%
Enverus Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 0.75%	0.00%	12/21/2029	—	(6,055)	(6,081)	0.00%
Enverus Holdings, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 0.75%	10.86%	12/21/2029	5,328,185	5,248,361	5,248,263	1.57%
Guidepoint Security Holdings, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.00%	11.38%	10/2/2029	302,617	302,617	302,617	0.09%
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	10/2/2029	—	—	—	0.00%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.00%	12.20%	7/26/2027	3,473,750	3,421,650	3,422,894	1.03%
Lighthouse Technologies Holding Corp. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.15% / 1.00%	10.50%	4/30/2025	176,743	176,743	176,743	0.05%
Lighthouse Technologies Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.15% / 1.00%	10.50%	4/30/2025	4,993,867	4,993,867	4,993,867	1.50%
Lighthouse Technologies Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 1.00%	0.00%	4/30/2025	—	—	—	0.00%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	6/15/2029	—	(4,485)	(1,651)	0.00%
Rural Sourcing Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	6/15/2029	—	(7,050)	(1,238)	0.00%
Rural Sourcing Holdings, Inc. Tranche B Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.43%	6/15/2029	1,576,080	1,533,373	1,522,518	0.46%
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.35% / 2.00%	11.59%	8/20/2027	683,847	654,809	658,174	0.20%
Upstack Holdco Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.35% / 2.00%	11.79%	8/20/2027	967,091	951,777	949,333	0.28%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.35% / 2.00%	11.63%	8/20/2027	1,983,180	1,950,999	1,952,400	0.59%
VRC Companies, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.76% / 1.00%	11.14%	6/29/2027	4,974,523	4,934,420	4,974,523	1.49%

						$31,025,268	$31,050,173	9.31%
Leisure Facilities
Concert Golf Partners Holdco LLC Initial Term Loan (2022)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.78% / 0.75%	11.25%	4/2/2029	$4,974,747	$4,974,747	$4,973,528	1.49%
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	4/27/2029	—	(19,321)	(6,667)	0.00%
Excel Fitness Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.85%	4/27/2029	3,325,000	3,246,256	3,261,412	0.98%
PF Growth Partners, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.16% / 1.00%	10.48%	7/11/2025	4,973,958	4,956,546	4,963,254	1.49%

						$13,158,228	$13,191,527	3.96%
Leisure Products
BCI Burke Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.76% / 1.00%	11.11%	12/14/2027	$1,491,242	$1,482,448	$1,485,829	0.45%
KSKI Holdings 2, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.25% / 1.25%	12.72%	6/30/2028	4,987,500	4,854,896	4,828,563	1.45%
Painful Pleasures, LLC Term Loan fka Artifex	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.86% / 1.00%	10.22%	8/30/2024	1,208,957	1,207,457	1,208,157	0.36%
Painful Pleasures, LLC Third Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.11% / 1.00%	10.47%	8/30/2024	3,752,500	3,739,118	3,749,359	1.12%

						$11,283,919	$11,271,908	3.38%
The accompanying notes are an integral part of these consolidated financial statements.

F-12
3

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Life Sciences Tools & Services
Blades Buyer, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.45%	3/28/2028	$4,974,747	$4,955,233	$4,958,956	1.49%
RN Enterprises, LLC Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	11.05%	12/23/2025	5,034,626	5,004,199	5,014,432	1.50%

						$9,959,432	$9,973,388	2.99%
Office Services & Supplies
Ergotron Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 0.75%	11.21%	7/6/2028	$4,974,811	$4,974,811	$4,974,811	1.49%

Oil & Gas Equipment & Services
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 2.00%	0.00%	7/31/2028	$—	$(9,219)	$(5,393)	0.00%
Jones Industrial Holdings, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 8.60% / 2.00%	13.96%	7/31/2028	3,950,000	3,875,015	3,851,034	1.16%

						$3,865,796	$3,845,641	1.16%
Other Diversified Financial Services
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.35% / 0.75%	11.78%	10/1/2027	$870,647	$865,336	$865,867	0.26%
Citrin Cooperman Advisors LLC 2022-2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.35% / 0.75%	11.82%	10/1/2027	3,840,520	3,756,610	3,774,804	1.13%
Convera International Financial S.a r.l. Incremental Term Loan	(1)(2)(3)(4)(5)(7)(9)(12)	3M SOFR + 6.15% / 0.75%	11.50%	3/1/2028	2,985,000	2,925,571	2,939,641	0.88%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.15% / 1.00%	11.53%	6/15/2027	445,213	432,493	426,344	0.13%

						$7,980,010	$8,006,656	2.40%
Packaged Foods & Meats
Gastronome Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.65% / 1.00%	10.00%	11/18/2027	$4,729,986	$4,698,126	$4,699,548	1.41%
Nellson Nutraceutical, LLC Term A-1 Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	11.30%	12/23/2025	4,986,422	4,947,838	4,969,763	1.49%
Signature Brands, LLC Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.51% / 1.75%	14.14%	5/4/2028	4,486,458	4,431,367	4,359,545	1.31%
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	2/9/2028	—	(691)	(285)	0.00%
ZB Holdco LLC 2023-1 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	11.50%	2/9/2028	155,812	153,576	153,260	0.05%

						$14,230,216	$14,181,831	4.26%
Paper Packaging
Innopak Industries, Inc. Fourth Amendment Term Loan Part 1	(1)(2)(3)(4)(5)(7)(12)	1 M SOFR + 6.35% / 1.50%	11.70%	3/5/2027	$2,743,125	$2,676,344	$2,675,465	0.80%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 2	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.35% / 0.00%	11.71%	3/5/2027	2,244,375	2,189,694	2,188,988	0.66%

						$4,866,038	$4,864,453	1.46%
Personal Products
Kinetic Purchaser, LLC - Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.02% / 0.00%	11.37%	11/10/2027	$2,487,500	$2,389,666	$2,388,622	0.72%
Loving Tan Intermediate II Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	12.35%	5/31/2028	2,755,044	2,682,265	2,659,632	0.80%
Loving Tan Intermediate II Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.00% / 1.00%	12.35%	5/31/2028	171,111	162,893	168,814	0.05%

						$5,234,824	$5,217,068	1.57%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Pharmaceuticals
Bamboo US BidCo LLC Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.00% / 0.00%	11.36%	9/30/2030	$7,398	$7,398	$7,398	0.00%
Bamboo US BidCo LLC Initial Dollar Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.00%	11.38%	9/30/2030	689,541	684,783	684,783	0.21%
Pet FLavor, LLC Term A Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	10.35%	12/15/2026	4,974,619	4,945,518	4,974,619	1.49%
Sequon, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.51% / 1.00%	11.86%	12/29/2026	4,963,246	4,934,496	4,903,402	1.47%

						$10,572,195	$10,570,202	3.17%
Property & Casualty Insurance
Neptune Flood Incorporated Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.50%	0.00%	5/8/2029	$—	$(2,657)	$(92)	0.00%
Neptune Flood Incorporated Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.35% / 1.50%	11.72%	5/8/2029	2,756,600	2,707,653	2,702,690	0.81%

						$2,704,996	$2,702,598	0.81%
Real Estate Operating Companies
Associations, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.76% / 0.00%	12.18%	7/2/2027	$5,031,944	$4,997,763	$4,980,950	1.49%
Real Estate Services
BBG, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.86% / 1.00%	12.21%	1/8/2026	$5,964,100	$5,638,794	$5,334,888	1.60%
Research & Consulting Services
Accordion Partners LLC Delayed Draw Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 0.00%	11.60%	8/29/2029	$577,476	$569,435	$569,288	0.17%
Accordion Partners LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.75%	11.35%	8/29/2029	3,673,116	3,621,965	3,598,140	1.08%
Accordion Partners LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.25% / 1.00%	11.63%	8/29/2029	139,767	133,781	137,339	0.04%
Accordion Partners LLC Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	8/31/2028	—	(3,916)	—	0.00%
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 1.00%	0.00%	6/28/2030	—	(8,867)	(8,936)	0.00%
Ambient Enterprises Holdco LLC Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 1.00%	0.00%	12/7/2029	—	(15,466)	(15,638)	0.00%
Ambient Enterprises Holdco LLC Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	11.38%	6/28/2030	4,074,894	4,003,727	4,003,583	1.20%
BDO USA, P.C. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 2.00%	11.36%	8/31/2028	4,987,500	4,889,634	4,888,702	1.47%
Gerson Lehrman Group, Inc. Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.75%	12/5/2024	4,974,490	4,958,617	4,947,129	1.48%
Liberty Purchaser, LLC Delayed Draw Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.60% / 0.75%	11.99%	11/22/2029	1,186,359	1,186,359	1,186,359	0.36%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.60% / 0.00%	11.99%	11/22/2029	4,237,922	4,237,922	4,237,922	1.27%
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 6.25% / 0.00%	0.00%	11/22/2029	—	—	—	0.00%
ManTech International Corporation Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.75% / 0.75%	11.16%	9/14/2029	338,236	338,236	331,850	0.10%
ManTech International Corporation Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	11.13%	9/14/2029	4,024,745	4,019,433	4,014,831	1.20%
R.R. Donnelley & Sons Company Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.35% / 0.75%	12.71%	3/22/2028	4,455,817	4,451,806	4,452,686	1.34%
Smartronix, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	11.57%	11/23/2028	4,987,277	4,975,185	4,976,285	1.49%
SourceHOV Tax, LLC Initial Term A Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.93% / 1.00%	11.40%	4/6/2028	4,962,217	4,924,695	4,897,911	1.47%

						$42,282,546	$42,217,451	12.67%
The accompanying notes are an integral part of these consolidated financial statements.

F-12
5

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Soft Drinks
REFRESH BUYER, LLC Delayed TL	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.25% / 0.75%	9.60%	12/23/2028	$4,962,312	$4,926,084	$4,927,500	1.48%

Specialized Consumer Services
3 Step Sports LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 8.00% / 0.00%	13.35%	10/2/2029	$148,226	$140,357	$140,321	0.04%
3 Step Sports LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 8.00% / 0.00%	13.47%	10/2/2029	676,815	664,839	664,768	0.20%
Anderson Group Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.00%	10.14%	12/25/2028	4,974,684	4,940,088	4,942,601	1.48%
Arcticom Group Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.25% / 0.00%	11.62%	12/22/2027	46,297	46,118	46,116	0.01%
Arcticom Group Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 0.00%	11.80%	12/22/2027	197,566	196,870	196,870	0.06%
Modigent, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	8/23/2028	—	—	—	0.00%
United Air Temp, Air Conditioning And Heating, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.35% / 1.00%	10.78%	1/20/2027	4,962,106	4,937,052	4,962,106	1.49%
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.75% / 1.00%	12.10%	12/1/2027	163,263	158,594	159,845	0.05%
W.A. Kendall and Company, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.80% / 1.00%	10.99%	4/22/2028	4,962,217	4,925,530	4,898,114	1.47%

						$16,009,448	$16,010,741	4.80%
Specialty Chemicals
Charkit Chemical Company, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.03% / 1.00%	10.43%	12/29/2026	$4,698,007	$4,668,013	$4,625,585	1.39%

Technology Distributors
Thames Technology Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	8/31/2029	$—	$—	$(1,695)	0.00%
Thames Technology Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.64%	8/31/2029	3,414,156	3,303,590	3,299,707	0.99%
Thames Technology Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	8/31/2029	—	—	(519)	0.00%

						$3,303,590	$3,297,493	0.99%
Trading Companies & Distributors
Apex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.00% / 1.00%	12.38%	10/24/2030	$244,390	$239,691	$241,108	0.07%
Apex Service Partners, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.00% / 1.00%	12.76%	10/24/2029	24,180	19,753	19,696	0.01%
Apex Service Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	12.40%	10/23/2030	4,597,996	4,535,098	4,529,848	1.36%
Hultec Buyer, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	12.18% / 2.50%	3/31/2029	4,974,696	4,878,957	4,877,275	1.46%
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.75%	12.21% / 1.25%	12/28/2029	—	—	(4,128)	0.00%
SureWerx Purchaser III, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 0.75%	12.21% / 1.25%	12/14/2029	2,077,022	2,059,066	2,054,826	0.62%
Trench Plate Rental Co. Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.60% / 0.00%	10.95%	12/3/2026	5,434,483	5,434,483	5,434,483	1.63%
Trench Plate Rental Co. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 5.57% / 0.00%	10.95%	12/3/2026	179,310	179,310	179,310	0.05%

						$17,346,358	$17,332,418	5.20%

Total First Lien Senior Secured						$532,363,603	$531,616,973	159.46%

The accompanying notes are an integral part of these consolidated financial statements.

F-12
6

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Second Lien Senior Secured
Insurance Brokers
SageSure Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.01% / 1.00%	11.36%	1/28/2028	$67,270	$57,796	$62,408	0.02%
SageSure Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.01% / 1.00%	11.36%	1/28/2028	4,450,967	4,411,685	4,431,444	1.33%

						$4,469,481	$4,493,852	1.35%

Total Second Lien Senior Secured						$4,469,481	$4,493,852	1.35%

Collateralized Loan Obligations
Warehouses
Asset Management & Custody Banks
CIFC Stone Warehouse Ltd. - Subordinated Lender	(1)(3)(5)(10)(11)	N/A	N/A	N/A	$—	$29,250,000	$29,250,000	8.77%

Total Warehouses						$29,250,000	$29,250,000	8.77%

Total Collateralized Loan Obligations						$29,250,000	$29,250,000	8.77%

Total Non-Controlled, Non-Affiliated Debt Investments						$566,083,084	$565,360,825	169.58%

Total Investments						$566,083,084	$565,360,825	169.58%

Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio - Institutional	(2)	N/A	N/A	N/A	N/A	$16,950,602	$16,950,602	5.08%
Morgan Stanley Institutional Liquidity Funds Government Portfolio - Participant Class	(2)	N/A	N/A	N/A	N/A	311,931	311,931	0.09%
Other cash accounts						1,661,263	1,661,263	0.50%

Total Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents						$18,923,796	$18,923,796	5.67%

Total Investments and Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents						$585,006,880	$584,284,621	175.25%

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

F-12
7

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

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

(7)
The investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2023. The interest rate disclosed is based on the reference rate as of the last reset date which may differ from the reference rate as of December 31, 2023. As of December 31, 2023, effective rates for 1 Month (“M”) S, 3M S and 6M S, are
5.344%, 5.355% and 5.347%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2023. Certain investments are subject to a SOFR floor and have been provided.
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

(12)	Designates that the investment is collateral for MassMutual SPV I Credit Facility.
(13)	Designates that the investment is collateral for BMO SPV II Credit Facility.
(14)	Designates that the investment is held in SPV Facility III.

StepStone Private Credit Fund LLC
Notes to Consolidated Financial Statements
December 31, 2023
1. Organization
StepStone Private Credit Fund LLC (collectively with its consolidated subsidiaries, the “Company”) is a Delaware limited liability company which was formed on September 26, 2022 and operates as an externally managed, non-diversified
closed-end
management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to maintain its qualification as a RIC annually thereafter. The liability of each member of the Company is limited to the value of capital contributed of such member in accordance with the provisions of the Company’s Limited Liability Company Agreement.
The Company seeks to achieve attractive risk-adjusted returns mainly by investing in various credit-related strategies. StepStone Group Private Debt LLC (the “Advisor”) serves as the Company’s external investment advisor pursuant to an investment advisory agreement with the Company (the “Advisory Agreement”). The Advisor is an investment advisor registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also serves as the Company’s administrator pursuant to an administration agreement (the “Administration Agreement”). SEI Investments Global Funds Services (the
“Sub-Administrator”)
provides certain outsourced administration and outsourced accounting services for the Company.
The Advisor has engaged StepStone Group Europe Alternative Investments Limited (“SGEAIL” or the
“Sub-Advisor”
and, together with the Advisor, the “Advisor”) to act as the Company’s sub-advisor
pursuant to a
sub-advisory
agreement by and among the Advisor, SGEAIL, and the Company (the
“Sub-Advisory
Agreement”), to provide certain ongoing,
non-discretionary
investment advice and services to the Advisor in regard to the Advisor’s management of the Company.
The Company is conducting a continuous private offering (the “Private Offering”) of up to $10,000,000,000 of its limited liability company interests (“Shares”) in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder, and pursuant to Regulation S under the Securities Act. In connection with the Private Offering, the Company has entered into, and expects to continue to enter into, subscription agreements with investors (each, a “Subscription Agreement”).
The organizational meeting of the Board of Directors (the “Board”) of the Company was held on January 11, 2023. On January 4, 2023, the Advisor contributed $10,000 of capital to the Company in exchange for 400 shares of the Company’s Shares. There were no operations prior to April 3, 2023 (commencement of operations).
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

F-12
9

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Basis of Consolidation
As provided under ASC Topic 946 and Regulation
S-X,
the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company has consolidated the results of the Company’s direct and indirect wholly-owned subsidiaries, SPV Facility I LLC (“
SPV Facility I
”), StepStone Great Lakes SPV Facility II LLC (“
SPV Facility II
”), Stepstone SPV Facility III LLC (“SPV Facility III”), StepStone SPV Facility IV Intermediate Holdco LLC (“SPV Facility IV Intermediate Holdco”) and Stepstone SPV Facility IV LLC (“SPV Facility IV”) all of which are bankruptcy remote special purpose vehicles (“
SPVs
”) organized as Delaware limited liability companies. SPV Facility I, SPV Facility II and SPV Facility III were established to be utilized in connection with secured revolving credit facilities or other secured financing arrangements whereby creditors have a claim on the relevant SPV’s assets prior to those assets becoming available to the Company. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation.
Fair Value of Investments
The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 -
Fair Value Measurement
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

F-1
3
0

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

F-1
3
1

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
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, the Company may value such investments using a variety of valuation techniques. For debt investments, the Advisor generally uses a market interest rate yield analysis to determine fair value. To determine fair value using a yield analysis, the expected cash flows are projected based on the contractual terms of the debt security and discounted back to the measurement date based on a market yield. A market yield is determined based upon an assessment of current and expected market yields for similar investments and risk profiles. The Company considers the current contractual interest rate, the expected life and other terms of the investment relative to risk of the company and the specific investment.
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
Defaulted private debt/credit positions are valued using several methods including the following: discounting the expected cash flows of the investment; valuing the net assets of the company; reviewing comparable precedent transactions involving similar companies; and using a performance multiple or market-based approach. None of the Company’s assets in the consolidated financial statements as of December 31, 2023 have defaulted or are on non-accrual
status.
For defaulted private debt/credit positions, discounted cash flow valuation uses an internal analysis based on the Advisor’s expectation of future income and expenses, capital structure, exit multiples of a security, and other unobservable inputs which may include contractual and factual loan factors, estimated future payments and credit rating. Generally, an increase in market yields or discount rates or a decrease in EBITDA multiples may result in a decrease in the fair value of certain of the Company’s investments. These securities are categorized as Level 3 of the fair value hierarchy.
Due to the inherent uncertainty of valuations, however, estimated fair values may differ from the values that would have been used had a readily available market for the securities existed and the differences could be material.

F-1
32

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
Loans are generally placed on
non-accrual
status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off
when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. Accrued interest is written off in the period where the Company determined the collection is not probable. As of December 31, 2023, no loans were on non-accrual
status.
The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, administration and amendment fees, some of which are paid to the Company on an ongoing basis. These fees, if any, are recognized as earned as a component of “fee income” on the consolidated statement of operations. No such fee income was recorded for the period from April 3, 2023 (commencement of operations) to December 31, 2023.
Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, unamortized syndication fees, unamortized commitment fees and unamortized discounts are recorded as interest income. The Company has not had any prepayments that would result in the foregoing fees for the period from April 3, 2023 (commencement of operations) to December 31, 2023.
The Company may have investments that contain
payment-in-kind
(“PIK”) provisions. PIK income, computed at the contractual rate specified in the Company investment agreement, is added to the principal balance of the investment and collected upon repayment of the outstanding principal, and recorded as interest income on the consolidated statement of operations. The Company prospectively ceases recognition of PIK income and the associated principal balance if such amounts and balances are deemed to be doubtful of collection. For investments with PIK income, the Company calculates income accruals based on the principal balance including any PIK.
When a PIK investment is placed on
non-accrual
status, the accrued, uncapitalized interest is reversed through interest income. To maintain the Company’s status as a RIC, this non-cash
source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.
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

F-13
3

Organizational Costs
Organizational costs are expensed as incurred and are subject to the Amended Expense Limitation Agreement, discussed below. The Company had no obligation to reimburse or pay the Advisor for any payments of organizational costs made by the Advisor until the Company had received at least $
100
million in gross proceeds from the issuance and sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time, such organizational cost payments shall be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the expense cap as outlined in the Amended Expense Limitation Agreement. Due to the fact that during the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company received over
$100
million in gross proceeds from the issuance and sale of Shares any Expense Payments (as defined below) will be subject to recoupment by the Advisor in accordance with the below-described limitations and provisions to the extent that such recoupment would not cause the Company
to exceed the Expense Cap.
Expense Limitation and Reimbursement Agreement
Refer to Note 3 in these consolidated financial statements for information regarding the Amended Expense Limitation Agreement.
Cash and Cash Equivalents, including Restricted Cash and Restricted Cash Equivalents
Cash and cash equivalents consist of highly liquid investments. Cash equivalents are categorized as Level 1 of the fair value hierarchy. Custodian balances are insured up to $250,000 by the Federal Deposit Insurance Corporation.
Restricted cash and restricted cash equivalents include amounts that are collected and are held in connection with assets securing certain of the Company’s financing transactions. Restricted cash and restricted cash equivalents are restricted for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year
period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company did not incur any excise tax.
The Company’s investment strategy will potentially be limited by its intention to continue qualifying for treatment as a RIC and can limit the Company’s ability to continue qualifying as such. An adverse determination or future guidance by the IRS or a change in law might affect the Company’s ability to qualify or be eligible for such treatment.

F-13
4

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
The Company accounts for income taxes in conformity with ASC Topic 740 -
Income Taxes
(“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not
threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2023.
The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. No tax years were open or subject to examination as of December 31, 2023.
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
New Accounting Pronouncement
In March 2020, the FASB issued ASU
2020-04,
which provides optional guidance to account for certain contract modifications prospectively to ease the potential accounting burden associated with transitioning away from the London Interbank Offered Rate (“LIBOR”) and other reference rates that are expected to be discontinued. ASU
2020-04
is effective upon release of the update on March 12, 2020 through December 31, 2022. In March 2021, the administrator for LIBOR announced the extension of the publication of a majority of the USD LIBOR settings to June 30, 2023. In December 2022, the FASB issued ASU
2022-06,
which extends the sunset date established by ASU
2020-04
from December 31, 2022 to December 31, 2024 in order to capture the time period in which the aforementioned contract modifications may occur. The Company has adopted this guidance in the period from April 3, 2023 (commencement of operations) to December 31, 2023 and the ASU’s adoption did not have a material impact on the Company’s consolidated financial statements.

F-13
5

In November 2023, the FASB issued ASU
No. 2023-07,
Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15,
2024
. The Company
does
not expect this guidance to materially impact its consolidated financial statements.
3. Related Party Transactions
Initial Portfolio
On April 3, 2023, shortly prior to the Company’s election to be regulated as a BDC, and in order to avoid the blind pool-aspects typically associated with the launch of a new fund, the Company commenced investment operations and, through its wholly-owned subsidiary, S
P
V Facility I, acquired from an affiliated fund managed by SGEAIL (the “
Seller
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
”).
The Initial Portfolio was comprised of U.S. dollar-denominated investments that the Company believes reflected attractive spreads and fundamentals as compared to the broader direct lending market and provided the Company with a sound foundation for the start of its business. The investments and unfunded obligations in the Initial Portfolio were consistent with the Company’s investment objectives and the investment requirements set forth under the 1940 Act.
The aggregate purchase price (the “Purchase Price”) for the Initial Portfolio was $37.4 million, which was equal to the sum of the fair values of each asset and unfunded commitment in the Initial Portfolio as of the time immediately prior to closing under the Initial Portfolio Transfer Agreement. For purposes of determining the Purchase Price, the assets and unfunded commitments in the Initial Portfolio were valued as of February 28, 2023 by an independent third-party valuation firm. In connection with the closing under the Initial Portfolio Transfer Agreement and the acquisition of the Initial Portfolio, the Advisor conducted certain valuation procedures to confirm whether there had been any material changes to the fair value of the investments and obligations in the Initial Portfolio since February 28, 2023 and adjusted the Purchase Price in accordance with the terms of the Initial Portfolio Transfer Agreement to reflect the fair value of the investments and obligations in the Initial Portfolio as of the time immediately prior to closing under the Initial Portfolio Transfer Agreement.
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
”) and an incentive fee (the “
Incentive Fee
”). The Advisor voluntarily agreed to permanently waive the Base Management Fee and the Income Incentive Fee (as defined below) through September 30, 2023.
Any of the fees payable to the Advisor under the Advisory Agreement for any partial month or calendar quarter is appropriately prorated. The Advisor may agree to temporarily defer or permanently waive, in whole or in part,

F-13
6

the Base Management Fee and/or the Incentive Fee. Any portion of a deferred fee payable to the Advisor and not paid over to the Advisor with respect to any month, calendar quarter or year shall be deferred without interest and may be paid over in any such other month prior to the termination of Advisory Agreement, as the Advisor may determine upon written notice to the Company.
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
The Advisor voluntarily agreed to permanently waive the Base Management Fee through September 30, 2023. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company incurred gross management fees of $1,425,366, of which $649,351 was waived.
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

F-13
7

•
7.5% of the dollar amount of the Company’s
Pre-Incentive
Fee Net Investment Income, if any, that exceeds 1.3514% (5.4056% annualized) on net assets in any calendar quarter will be payable to the Advisor once the Hurdle Rate and catch-up
have been achieved (7.5% of the Company’s
Pre-Incentive
Fee Net Investment Income thereafter will be allocated to the Advisor).

The Advisor voluntarily agreed to permanently waive the Income Incentive Fee through September 30, 2023. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, $1,190,358 of Income Incentive Fee was incurred, of which $599,956 was waived.
The second part of the Incentive Fee, referred to as the “Capital Gains-Based Incentive Fee,” is an incentive fee on capital gains and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee will equal 7.5% of the Company’s incentive fee capital gains, which will equal the Company’s realized capital gains on a cumulative basis from the effective date of the Advisory Agreement, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from effective date of the Advisory Agreement, less the aggregate amount of any previously paid Capital Gains-Based Incentive Fee.
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
For the period from April 3, 2023 (commencement of operations) to December 31, 2023, no Capital Gains-Based Incentive Fee was accrued.
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
For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company incurred an Administration Fee of $431,618.
Expense Limitation and Reimbursement Agreement
The Company entered into an Expense Limitation and Reimbursement Agreement (the “
Expense Limitation Agreement
”) with the Advisor for a
one-year
term beginning on the initial closing date for subscriptions, April 3, 2023, for
S
hares and ending on the
one-year
anniversary thereof (the “
Limitation Period
”). On November 8, 2023, the Company and the Advisor amended and restated the Expense Limitation Agreement (the “Amended Expense Limitation Agreement”). Under the Amended Expense Limitation Agreement, which is in effect for the same Limitation Period, unless extended by the Company and the Advisor pursuant to its terms, the Advisor agrees that it will pay, absorb or reimburse the Company’s aggregate monthly Other Operating Expenses (as defined below) on the Company’s behalf (which, for the avoidance of doubt, may include any Other Operating Expenses incurred prior to the effective date of the Advisory Agreement) (each such payment, absorption or

F-13
8

reimbursement, a “Required Expense Payment”), such that the aggregate monthly Other Operating Expenses borne by the Company during the Limitation Period shall not exceed
1.00%,
on an annualized basis, of the Company’s month-end net assets (the “Expense Cap”). For any month in which the Company’s aggregate monthly Other Operating Expenses exceed the Expense Cap, the Advisor shall make a Required Expense Payment to the extent necessary to eliminate such excess. The Advisor may also directly pay expenses on behalf of the Company and waive reimbursement under the Amended Expense Limitation Agreement. “Other Operating Expenses” shall include all of the Company’s operating expenses, including O&O Expenses, but shall exclude Specified Expenses (as defined below). “O&O Expenses” shall include all of the fees, costs, charges, expenses, liabilities and obligations incurred in relation to or in connection with the establishment of the Company, the marketing and offering of the Shares (including, among other things, legal, accounting, subscription processing and filing fees and expenses and other expenses pertaining to this offering), and the establishment, organization and creation of the operational structure of the Company and its special purpose vehicle subsidiaries, including travel, lodging, meals, entertainment, legal, accounting, regulatory compliance, fees of professional advisors, printing, postage, regulatory and tax filing fees, and other costs of establishment.
Voluntary Expense Support
. At such times as the Advisor determines, the Advisor may also elect to pay or reimburse certain additional fees and expenses of the Company on the Company’s behalf, including all or any portion of a Specified Expense (each such payment or reimbursement, a “Voluntary Expense Payment” and, together with a Required Expense Payment, the “Expense Payments”); provided that no portion of a Voluntary Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. In making a Voluntary Expense Payment, the Advisor will designate, as it deems necessary or advisable, what type of expense it is paying.
Company Obligation
. The Company had no obligation to reimburse or pay the Advisor for any Expense Payment until the Company received at least $100 million in gross proceeds from the sale of Shares in the agreement (the “Offering Proceeds Threshold”), following which time, such Expense Payments were subject to recoupment by the Advisor in accordance with
Excess Expenses
below to the extent that such recoupment would not cause the Company to exceed the Expense Cap. Calculation of the Offering Proceeds Threshold shall exclude gross proceeds from Shares in the agreement purchased by the Advisor and by the Company’s directors and officers.
Specified Expenses
. The Expense Cap applies only to the Company’s aggregate monthly Other Operating Expenses, which excludes Specified Expenses. “Specified Expenses” include: (i) the base management fee under the Advisory Agreement; (ii) all fees and expenses charged by the non-affiliated
investment managers of the Underlying Funds and other investments in which the Company invests (including management fees, performance or incentive fees and redemption or withdrawal fees, however titled or structured); (iii) the incentive fee under the Advisory Agreement; (iv) transactional costs and expenses associated with the acquisition and disposition of the Company’s investments (whether or not consummated), including due diligence costs, legal costs and brokerage commissions, and sourcing and servicing or related fees incurred by the Company in connection with the servicing by non-affiliated
third parties of, and other related administrative services provided by non-affiliated
third parties with respect to, the Company’s investments; (v) interest payments incurred on borrowings by the Company or its subsidiaries; (vi) fees and expenses incurred in connection with any credit facility obtained by the Company or any of its subsidiaries, including any expenses for acquiring ratings related to the credit facilities; (vii) distribution and shareholder servicing fees, as applicable; (viii) taxes; and (ix) extraordinary expenses resulting from events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence, including, without limitation, costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or similar proceeding, indemnification expenses, and expenses in connection with holding and/or soliciting proxies for all annual and other meetings of the Company’s shareholders.
Term
. The Amended Expense Limitation Agreement will remain in effect throughout the Limitation Period (including any extensions thereof), unless terminated by the Company’s Board of Directors upon thirty (30) days written notice to the Advisor.

F-13
9

The Amended Expense Limitation Agreement may be renewed by the mutual agreement of the Advisor and the Company for successive terms of one year. Unless so renewed, it will terminate automatically at the end of the Limitation Period. The Amended Expense Limitation Agreement will also terminate automatically upon the termination of the Advisory Agreement, unless a new investment advisory agreement with the Advisor (or with an affiliate under common control with the Advisor) becomes effective upon such termination.
Excess Expenses
. If the Other Operating Expenses for any month exceed the Expense Cap, the Advisor will waive the Base Management Fee, Incentive Fee and/or reimburse the Company for expenses to the extent necessary to eliminate such excess. Under the Amended Expense Limitation Agreement, the

Company has agreed to carry forward the amount of any Expense Payment made by the Advisor (“Excess Expenses”) for a period not to exceed three years from the end of the month in which such fees and expenses were waived, reimbursed or paid by the Advisor, and to reimburse the Advisor in the amount of such Excess Expenses (other than Excess Expenses attributable to Specified Expenses) as promptly as possible, on a monthly basis, even if such reimbursement occurs after the termination of the Limitation Period, provided that the Other Operating Expenses have fallen to a level below the Expense Cap and such reimbursement amount does not raise the level of waived fees, reimbursed expenses or directly paid expenses in the month the reimbursement is being made to a level that exceeds the Expense Cap applicable at that time. Subject to the limitations set forth in the Amended Expense Limitation Agreement, the Company shall be obligated to reimburse or pay the Advisor for all or any portion of the Excess Expenses attributable to Specified Expenses upon receiving a written request from the Advisor for recoupment (which request may be for all or any portion of such Excess Expenses attributable to Specified Expenses), regardless of whether the Other Operating Expenses have fallen to a level below the Expense Cap.
For the avoidance of doubt, if at the end of any fiscal year in which the Company has reimbursed the Advisor for any Excess Expenses, the Other Operating Expenses for such fiscal year exceed the Expense Cap applicable at that time, the Advisor shall promptly pay the Company an amount equal to the lesser of: (i) the amount by which the Other Operating Expenses for such fiscal year exceed the Expense Cap; and (ii) the amount of reimbursements for Excess Expenses (other than Excess Expenses attributable to Specified Expenses) paid by the Company to the Advisor in such fiscal year. Any payment by the Advisor to the Company pursuant to the foregoing sentence shall be subject to later reimbursement by the Company in accordance with the terms of the Amended Expense Limitation Agreement.
For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Advisor absorbed Other Operating Expenses of $1,075,628, and organizational costs of $1,296,462, on behalf of the Company, subject to recoupment pursuant to the terms of the Amended Expense Limitation Agreement. In addition, for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Advisor has paid
 $2,932,875
in costs related to the setup of the credit facilities as Voluntary Expense Payments, subject to recoupment pursuant to the terms of the Amended Expense Limitation Agreement. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company reimbursed the Advisor for
$2,932,875 in Voluntary Expense Payments.
Other Related Party Transactions
During the period from April 3, 2023 (commencement of operations) to December 31, 2023, StepStone Private Credit Fund SP, a segregated portfolio of StepStone Private Credit Platform (Cayman) SPC, a Cayman Islands exempted company with limited liability and registered as a segregated portfolio company, who shares the same investment advisor as the Company, purchased 12,537,532 Shares from the Company in exchange for aggregate proceeds totaling $323,016,500.

As of December 31, 2023, the StepStone Private Credit Fund SP owns $329,059,895 or 98.7% of the Company.

F-1
4
0

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
Under the MassMutual SPV I Facility, the lenders made
initial
commitments of $
200,000,000
.
On September 26, 2023, SPV Facility I and MassMutual amended the MassMutual SPV I Facility (the “
MassMutual First Amendment
”). The MassMutual First Amendment, among other things, increased the aggregate commitments by the lenders to $
250,000,000
. Borrowings under the MassMutual SPV I Facility will generally bear interest at a rate per annum equal to
3-Month
Term SOFR plus a margin of
3.25
%, with a
1.0
% floor on Term SOFR. The MassMutual SPV I Facility is secured by all of the assets of SPV Facility I and a pledge over
100
% of the equity interest the Company holds in SPV Facility I. The MassMutual SPV I Facility requires payment of (a) a non-use
fee during the
18-month
availability period of
0.40
% on the difference between the average daily outstanding balance under the facility relative to the maximum amount of commitments at such time, and (b) after the
18-month
availability period until the stated maturity date, a utilization fee equal to the positive difference, if any, in respect of any period between (i) the amount of interest that would have accrued under the MassMutual SPV I Facility if the principal outstanding thereunder were equal to
75
% of the maximum commitment amount in that period, and (ii) the amount of interest that actually accrued under the MassMutual SPV I Facility for such period on the loans advanced thereunder. The Advisor paid, on the Company’s behalf, a customary upfront
1.25
%
commitment fee in connection with the MassMutual SPV I Facility, which amount was subject to reimbursement by the Company under the Amended Expense Limitation Agreement. The MassMutual SPV I Facility matures on
March 31, 2033
, unless sooner terminated in accordance with its terms.
As of December 31, 2023, the Company had an outstanding principal balance under the MassMutual SPV I Facility of $154,500,000. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.48%. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility were $78,326,007.
BMO SPV II Credit Facility
On May 1, 2023, the Company, through SPV Facility II as borrower, entered into a Loan and Security Agreement (the “
BMO Loan and Security Agreement
”) with Bank of Montreal, a (“
BMO
”), as the administrative agent, as collateral agent, and as a lender, and the other lenders party thereto from time to time, to provide SPV Facility II with a revolving credit facility (the “
BMO SPV II Credit Facility
”). BMO had made an initial commitment of $81,250,000 under the BMO SPV II Credit Facility, with an accordion provision to permit increases to the total facility amount up to $100,000,000
, subject to satisfaction of certain conditions. On July 3, 2023, SPV Facility II and BMO entered into an amendment (the “BMO First Amendment”) to the BMO Loan and Security Agreement. The BMO First Amendment provides for, among other things, (1) a funded amount from the lenders of
 $100,750,000 as of the amendment effective date and (2) an increase in the maximum total commitments of the lenders under the accordion provision in the BMO Loan and Security Agreement to $125,000,000. Borrowings under the BMO SPV II Credit Facility generally bear interest at a rate per annum equal to
3-Month
Term SOFR plus a margin of 2.50% (subject to credit spread adjustments based on the weighted average spread of certain loan assets). The BMO SPV II Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility II and a pledge over 100% of the Company’s equity interest in SPV Facility II.
The BMO SPV II Credit Facility matures on May 1, 2030, unless sooner terminated in accordance with its terms.
As of December 31, 2023, the Company had an outstanding principal balance under the BMO SPV II Credit Facility of $93,870,535 in connection with investments purchased through participation agreements from BMO. For the period from April 3, 2023 (commencement of operations) to December 31, 2023,

the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of
7.76
%. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $
89,189,573
.
Wells Fargo SPV III Credit Facility
On December 1, 2023, the Company, through SPV Facility III as borrower, entered into a Loan and Security Agreement (the “Wells Fargo Loan and Security Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as the administrative agent, UMB Bank, National Association, as the collateral agent, and the lenders party thereto from time to time, to provide SPV Facility III with a revolving credit facility (the “Wells Fargo SPV III Credit Facility”). The lenders have made aggregate commitments of

$
250,000,000
under the Wells Fargo SPV III Credit Facility.
Borrowings under the Wells Fargo SPV III Credit Facility will generally bear interest at a rate per annum equal to Daily Simple SOFR plus a margin of 2.65%, with a 0.0% floor on Daily Simple SOFR. Amounts available for borrowing under the Wells Fargo SPV III Credit Facility are subject to a borrowing base that applies different advance rates to different types of assets held by SPV Facility III and are subject to limitations with respect to the loans securing the Wells Fargo SPV III Credit Facility, which may affect the borrowing base and therefore amounts available to borrow under the Wells Fargo SPV III Credit Facility. Borrowings under the Wells Fargo SPV III Credit Facility are secured by all of the assets held by SPV Facility III.
In connection with the Wells Fargo SPV III Credit Facility, SPV Facility III is required to pay a non-use fee equal to, during the first six months of the availability period, 0.50% multiplied by the unutilized portion of the total commitments available under the Wells Fargo SPV III Credit Facility. After the first six months of the availability period, the non-use fee payable by SPV Facility III is subject to increase in the event that SPV Facility III draws on less than 65% of total commitments available under the Wells Fargo SPV III Credit Facility.
The reinvestment period end date (after which no borrowings may be drawn under the Wells Fargo SPV III Credit Facility) and the maturity date under the Wells Fargo SPV III Credit Facility are scheduled for December 1, 2026 and December 1, 2028, respectively, unless the Wells Fargo Loan and Security Agreement is sooner terminated in accordance with its terms.
As of December 31, 2023, the Company had no outstanding principal balance under the Wells Fargo SPV III Credit Facility. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company had no borrowing activity under the Wells Fargo SPV III Credit Facility.
For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility (the “Lines of Credit”) amounted to 8.33%. The Company’s aggregate daily average amount of borrowings under the Lines of Credit for the period from April 3, 2023 (commencement of operations) to December 31, 2023 amounted to $158,367,932.
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
non-controlled,
non-affiliated;
non-controlled,
affiliated; or controlled investments.
Investments at fair value and cost consisted of the following as of December 31, 2023:

	Amortized Cost	% of Total Investments	Fair Value	% of Total Investments	% of Net Assets
First Lien Senior Secured	$532,363,603	94.03%	$531,616,973	94.03%	159.46%
Second Lien Senior Secured	4,469,481	0.79%	4,493,852	0.79%	1.35%
CLO Warehouse	29,250,000	5.17%	29,250,000	5.17%	8.77%

Total investments	$566,083,084	99.99%	$565,360,825	100.00%	169.58%

The industry composition of investments as a percentage of total investments based on cost and fair value and as a percentage of net assets based on fair value as of December 31, 2023 was as follows:

	% of Total Investments Based on Amortized Cost	% of Total Investments Based on Fair Value	% of Net Assets Based on Fair Value
Advertising	0.86%	0.87%	1.47%
Aerospace & Defense	1.75%	1.75%	2.98%
Air Freight & Logistics	1.73%	1.67%	2.82%
Alternative Carriers	0.88%	0.88%	1.50%
Application Software	4.49%	4.50%	7.62%
Asset Management & Custody Banks	6.61%	6.62%	11.22%
Auto Parts & Equipment	1.21%	1.22%	2.06%
Automobile Manufacturers	0.88%	0.88%	1.49%
Building Products	1.78%	1.79%	3.03%
Commodity Chemicals	0.87%	0.87%	1.47%
Construction & Engineering	3.44%	3.45%	5.84%
Construction Materials	1.10%	1.10%	1.85%
Data Processing & Outsourced Services	0.49%	0.49%	0.82%
Distributors	0.68%	0.68%	1.15%
Diversified Chemicals	0.87%	0.87%	1.47%
Diversified Support Services	5.26%	5.28%	8.95%
Education Services	0.87%	0.87%	1.48%
Electrical Components & Equipment	0.59%	0.59%	0.99%
Electronic Equipment & Instruments	1.74%	1.74%	2.96%
Environmental & Facilities Services	0.55%	0.55%	0.93%
Food Distributors	0.52%	0.52%	0.88%
Health Care Distributors	0.76%	0.76%	1.29%
Health Care Equipment	3.38%	3.38%	5.74%
Health Care Facilities	0.55%	0.55%	0.93%
Health Care Services	7.93%	7.94%	13.47%
Health Care Technology	0.83%	0.84%	1.42%
Heavy Electrical Equipment	0.10%	0.10%	0.17%
Highways & Railtracks	1.75%	1.75%	2.97%
Hotels, Resorts & Cruise Lines	0.87%	0.87%	1.48%
Household Appliances	0.80%	0.81%	1.37%

	% of Total Investments Based on Amortized Cost	% of Total Investments Based on Fair Value	% of Net Assets Based on Fair Value

Housewares & Specialties	0.39%	0.38%	0.64%
Human Resource & Employment Services	0.88%	0.88%	1.49%
Industrial Machinery	3.30%	3.30%	5.61%
Insurance Brokers	2.32%	2.33%	3.95%
Interactive Home Entertainment	0.29%	0.29%	0.49%
IT Consulting & Other Services	5.49%	5.49%	9.31%
Leisure Facilities	2.32%	2.33%	3.96%
Leisure Products	1.99%	1.99%	3.38%
Life Sciences Tools & Services	1.76%	1.76%	2.99%
Office Services & Supplies	0.88%	0.88%	1.49%
Oil & Gas Equipment & Services	0.68%	0.68%	1.16%
Other Diversified Financial Services	1.41%	1.41%	2.40%
Packaged Foods & Meats	2.51%	2.51%	4.26%
Paper Packaging	0.86%	0.86%	1.46%
Personal Products	0.92%	0.92%	1.57%
Pharmaceuticals	1.87%	1.87%	3.17%
Property & Casualty Insurance	0.48%	0.48%	0.81%

Real Estate Operating Companies	0.88%	0.88%	1.49%
Real Estate Services	1.00%	0.94%	1.60%
Research & Consulting Services	7.47%	7.47%	12.67%
Soft Drinks	0.87%	0.87%	1.48%
Specialized Consumer Services	2.83%	2.83%	4.80%
Specialty Chemicals	0.82%	0.82%	1.39%
Technology Distributors	0.58%	0.58%	0.99%
Trading Companies & Distributors	3.06%	3.06%	5.20%

Total	100.00%	100.00%	169.58%

As of December 31, 2023,
94
% of investments held were based in the United States within the following regions (based on fair value): Northeast
36
%, Southeast
14
%, Midwest
16
%, Southwest
15
% and West
13
%. The remaining
6
% of investments held was based in Cayman Islands
5
% and Jersey
1
%.
6. Fair Value Measurement
The following table summarizes the fair value of the Company’s investments as of December 31, 2023:

Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$—	$531,616,972	$531,616,972
Second Lien Senior Secured	—	—	4,493,852	4,493,852
CLO Warehouse	—	—	29,250,000	29,250,000

Total assets	$—	$—	$565,360,824	$565,360,824

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the period from April 3, 2023 (commencement of operations) to December 31, 2023:

	Beginning Balance at 4/3/2023	Net Purchases	Net Sales	PIK	Accreted Discounts/ Amortized Premiums	Realized Gain/(Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Balance 12/31/2023	Change in Unrealized Appreciation/ Depreciation for Level 3 Assets Still Held as of 12/31/2023
First Lien Senior Secured	$—	$566,472,462	$(35,166,024)	$135,436	$610,448	$311,280	$(746,629)	$—	$—	$531,616,973	$(746,629)
Second Lien Senior Secured	—	4,621,260	(160,852)	—	7,624	1,450	24,370	—	—	4,493,852	24,370
CLO Warehouse	—	29,250,000	—	—	—	—	—	—	—	29,250,000	—

Total	$—	$600,343,722	$(35,326,876)	$135,436	$618,072	$312,730	$(722,259)	$—	$—	$565,360,825	$(722,259)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range / Percentage	Weighted Average (1)	Impact to Valuation from Unobservable in Input

First Lien Senior Secured Debt	$462,594,699	Yield Method	Market Yield Discount Spreads	3.34%-16.34%	6.68%	Decrease
First Lien Senior Secured Debt	69,022,275	Recent Transactions	Transaction Price	96.03-100.00	98.97	Increase
Second Lien Senior Secured	4,493,852	Yield Method	Market Yield Discount Spreads	6.15%-6.52%	6.33%	Decrease
CLO Warehouse	29,250,000	Cost plus excess spread	Excess spread	2.25%	Not applicable	Increase

Total Assets	$565,360,825

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
Debt Not Carried at Fair Value
The principal value of the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility approximate fair value due to their variable rates and are included in Level 3 of the fair value hierarchy.
7. Income Taxes
Investment company taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in investment company taxable income until they are realized. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, there were no temporary or permanent differences.

The Company’s taxable income is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.
The estimated tax character of distributions declared for the period April 3, 2023 (commencement of operations) to December 31, 2023 was as follows:

For the period from April 3, 2023 (commencement of operations) through December 31, 2023
Ordinary income	$15,417,682
Long-term capital gains	$—
Tax return of capital	$—
As of December 31, 2023, the components of distributable earnings (accumulated loss) on a tax basis was as follows:

December 31, 2023
Undistributed ordinary income	$80,724
Other book/tax temporary differences	—
Capital loss carryforwards	—
Undistributable capital gains	—
Net realized gain (loss) from investments in securities of unaffiliated issuers	312,730
Net change in unrealized depreciation from investments in securities of unaffiliated issuers	(722,259)

Total distributable earnings (accumulated loss)	$(328,805)

The aggregate cost of investments for U.S. federal income tax purposes is not materially different than the amortized cost of investments under U.S. GAAP.
8. Commitments & Contingencies
The Advisor had agreed to pay all of the Company’s organizational and Other Operating Expenses and, at the Advisor’s discretion, certain of the Company’s Specified Expenses under the Expense Limitation Agreement described above. The Company had no obligation to reimburse the Advisor for such advanced expenses until the time at which the Company received $100,000,000 in gross proceeds from the sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time all expenses of the Company paid by the Advisor will be subject to recoupment by the Advisor. The recoupment is limited to the amount of the Expense Cap under the Expense Limitation Agreement (each as defined in Note 3 in these consolidated financial statements), unless the recoupment payment relates to Specified Expenses. Under the Expense Limitation Agreement, the Advisor is permitted to recoup from the Company any such amounts for a period not to exceed three years from the month in which such fees and expenses were paid. As of December 31, 2023, the Company had $2,372,090 in expenses subject to recoupment by the Advisor.
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
The Company’s investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. Unfunded portfolio company commitments and funded debt investments are presented on the consolidated schedule of investments at

F-14
6

fair value. Unrealized appreciation or depreciation, if any, is included in the consolidated statement of assets and liabilities and the change in unrealized appreciation or depreciation, if any, is included in change in unrealized appreciation (depreciation) in investments of unaffiliated issuers in the consolidated statement of operations.
As of December 31, 2023, the Company had the following outstanding commitments to investments:

Investments	December 31, 2023
3 Step Sports LLC Delayed Draw Term Loan	$456,073
Accent Building Materials Holdings LLC Term B Delayed Term Loan	653,571
Accordion Partners LLC Revolving Loan	291,182
Accordion Partners LLC Third Amendment Delayed Draw Term Loan	297,006
AI Fire Buyer, Inc. Delayed Draw Term Loan	312,894
Alera Group, Inc. Delayed Draw Term Loan	665,925
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	1,021,277
Ambient Enterprises Holdco LLC Revolving Loan	893,617
Apex Service Partners, LLC Delayed Draw Term Loan	855,366
Apex Service Partners, LLC Revolving Loan	278,067
Arcticom Group Delayed Draw Term Loan	5,145
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	1,629,243
Axis Portable Air, LLC Delayed Draw Term Loan Fifth Amendment	2,259,036
Bamboo US BidCo LLC Initial Delayed Draw Term Loan	100,343
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	269,486
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	937,375
Community Care Partners, LLC Delayed Draw Term B Loan	297,901
Crash Champions Intermediate, LLC Revolving Credit Loan	264,767
CVAUSA Management, LLC Primary Delayed Draw Term Loan	712,428
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	298,226
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	118,027
Enverus Holdings, Inc. Revolving Loan	405,405
Enverus Holdings, Inc.Delayed Draw Term Loan	266,409
ETE Intermediate II LLC Revolving Loan	235,714
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	1,666,667
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	380,895
Five Star Buyer, Inc. Delayed Draw Term Loan	237,838
FMG Suite Holdings, LLC Revolving Credit	290,774
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78,263
Hanger, Inc. Incremental Delayed Draw Term Loan	619,787
Hills Distribution, Inc. Delayed Draw Term Loan	114,103
Houseworks Holdings, LLC Delayed Draw Term Loan	2,500,000
Inventus Power, Inc. Revolving Loan	355,932
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	1,000,000
Legitscript LLC Delayed Draw Loan	948,706
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562,030
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	1,274,699
Lighthouse Technologies Holding Corp. Revolving Loan	815,899
Loving Tan Intermediate II Inc. Revolving Loan	140,000
ManTech International Corporation Delayed Draw Term Loan	614,940
Medical Device Inc. Revolving Loan	551,739
Medical Technology Solutions, LLC Delayed Draw C Term Loan	126,557
Medical Technology Solutions, LLC Delayed Draw D Term Loan	316,392
Medrina, LLC Initial Delayed Draw Term Loan Facility	744,681
Medrina, LLC Revolving Facility	531,915

F-14
7

Investments	December 31, 2023
Modigent, LLC Delayed Term Loan	$403,288
Neptune Flood Incorporated Revolving Loan	154,000
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	220,386
Penncomp, LLC Delayed Draw Term Loan A	2,412,699
Peter C. Foy & Associates Insurance Services, LLC Delayed Draw Term Loan D	2,500,000
Petra Borrower, LLC Delayed Draw Term Loan	1,250,000
Petra Borrower, LLC Revolving Loan	500,000
PracticeTek Purchaser, LLC Delayed Draw Term Loan	615,574
Refocus Management Services, LLC Delayed Draw Term B Loan	666,667
RPM Purchaser, Inc. Delayed Draw Term Loan B	1,071,429
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	352,000
Rural Sourcing Holdings, Inc. Revolving Loan	264,000
SageSure Holdings, LLC Delayed Draw Term Loan	1,041,211
Salt Dental Collective, LLC Delayed Draw Term Loan	2,500,000
Signature Brands, LLC Term Loan	531,357
Sonny’s Enterprises, LLC Delayed Draw Term Loan	516,000
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	430,010
TCP Hawker Intermediate LLC Delayed Draw Term Loan	221,541
Thames Technology Holdings, Inc. Delayed Draw Term Loan	788,643
Thames Technology Holdings, Inc. Revolving Loan	788,643
Track Branson Opco, LLC, The Revolving Loan	237,838
Trench Plate Rental Co. Revolving Loan	372,414
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	1,348,661
Upstack Holdco Inc. Delayed Draw Term Loan	177,087
Vertex Service Partners, LLC Delayed Draw Term Loan	2,733,746
Vertex Service Partners, LLC Revolving Facility	406,977
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	510,667
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	119,975
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	195,254

Total unfunded commitments	$50,726,367

9. Net Assets
Distributions
On August 3, 2023, the Board declared a distribution on the Shares payable on November 1, 2023 to shareholders of record as of the close of business on September 29, 2023 (the “Q3 2023 Distribution”). The amount of the Q3 2023 Distribution equaled $0.72 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.
On November 2, 2023, the Board declared a distribution on the Shares payable on January 31, 2024 to shareholders of record as of the close of business on December 31, 2023 (the “Q4 2023 Distribution”). The amount of the Q4 2023 Distribution equaled
$0.65
per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

259,187 Shares were issued in connection with the Company’s DRIP for the Q4 2023 Distribution.
The following table identifies distributions declared as of December 31, 2023:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
August 3, 2023	September 29, 2023	November 1, 2023	$0.72	$7,000,000
November 2, 2023	December 31, 2023	January 31, 2024	0.65	8,417,682

F-14
8

During the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company issued
248,560
Shares in connection with the DRIP for an aggregate amount of $6,362,978.
Discretionary Share Repurchase Program
Beginning with the quarter ended December 31, 2023, the Company commenced a share repurchase program, in which the Company intends, subject to market conditions and the discretion of the Board, to offer to repurchase, in each quarter, up to
5%
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
In the event that any shareholder fails to maintain a minimum balance of $500 of the Company’s Shares, the Company may repurchase all of the Shares held by that shareholder at the repurchase price in effect on the date the Company determines that the shareholder has failed to meet the minimum balance, less any Early Repurchase Deduction. In the alternative, the Company reserves the right to reduce the number of Shares requested to be repurchased from a shareholder so that the required account balance is maintained. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in the Company’s NAV. Minimum account repurchases are subject to an Early Repurchase Deduction.
For the period from April 3, 2023 (commencement of operations) through December 31, 2023, no Shares were repurchased.

F-14
9

10. Financial Highlights

For the Period from April 3, 2023 (commencement of operations) to December 31, 2023
Per share data:
Net asset value, beginning of period	$25.00
Net investment income (loss) (1)	2.08
Realized and unrealized gain (loss) on investment transactions (2)	0.03

Total from operations	2.11
Distributions from net investment income	(1.37)

Total increase (decrease) in net assets	0.74

Net asset value, end of period	$25.74

Shares outstanding, end of period	12,950,280
Total return (3)	8.51%
Ratios / supplemental data
Ratio of gross expenses to average net assets (4)(5)(6) (8)	9.30%
Ratio of net expenses to average net assets (4)(5)(7) (8)	7.41%
Ratio of net investment income (loss) to average net assets (4)(5)	8.08%
Net assets, end of period	$333,384,130
Weighted average shares outstanding	7,457,211
Portfolio turnover rate (9)	11.08%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.

(2)	Includes balancing amounts necessary to reconcile the change in NAV per share for the period.

(3)
Total return is calculated as the change in NAV per share during the period, plus distributions per share or net capital activity, if any, divided by the beginning NAV per share, assuming a distribution reinvestment price in accordance with the Company’s DRIP. Total return has not been annualized.

(4)	Ratios have not been annualized.

(5)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.

(6)	Ratio of gross expenses to average net assets is computed using expenses before waivers and expense support payments (recoupments), if applicable.
(7)
Ratio of net expenses to average net assets is computed using total expenses, including the effects of management fee and incentive fee waivers and expense support payments (recoupments), which represented 0.93% and 1.77%, respectively, for the period from April 3, 2023 (commencement of operations) to December 31, 2023 on average net assets.

(8)
Ratio of gross expenses to average net assets and ratio of net expenses to average net assets are inclusive of the income incentive fee that has not been waived. The income incentive fee ratio is 0.89% for the period from April 3, 2023 (commencement of operations) to December 31, 2023.

(9)	Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported and has not been annualized.
11. Subsequent Events
The Company’s management has evaluated events subsequent to December 31, 2023 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.

On January 2, 2024, the Company sold 907,417 Shares in the Private Offering pursuant to subscriptions agreements entered into with the participating investors for aggregate consideration of $23.4 million.
On February 1, 2024, the Company sold
809,916
Shares in the Private Offering pursuant to subscriptions agreements entered into with the participating investors for aggregate consideration of $
21.0
 million.
On February 1, 2024, the Company offered to purchase up to 647,514 shares of its Shares at a purchase price equal to the NAV per Share as of
March 31, 2024 (the “February 2024 Tender Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the February 2024 Tender Offer. The February 2024 Tender Offer expired on February 29, 2024 and no
Shares were tendered by the shareholders in connection with the February 2024 Tender Offer.
The Company received approximately $43.4 million of subscriptions effective March 1, 2024.
On March 14, 2024, the Board declared a distribution on the Shares equal to an aggregate amount up to the Company’s (i) taxable earnings, including net investment income (if positive) and capital gains, for the three months ended March 31, 2024 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on th
e Company (the “
Q1 2024 Distribution
”). The Q1 2024 Distribution is payable on April 30, 2024 to shareholders of record as of the close of business on March 29, 2024. The final amount of the Q1 2024 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q1 2024 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.
On March 14, 2024, the Company and the Advisor agreed to renew the Amended Expense Limitation Agreement in accordance with its terms and extend the Limitation Period for an additional one-year term, ending on April 3, 2025.
From January 1, 2024 through the date the consolidated financial statements were issued, the company had aggregate borrowings
o
f
$107

million from the Wells Fargo SPV III Credit Facility.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
F-1
51

Management’s Report on Internal Control over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

On March 14, 2024, the Board declared the Q1 2024 Distribution on the Shares equal to an aggregate amount up to the Company’s (i) taxable earnings, including net investment income (if positive) and capital gains, for the three months ended March 31, 2024 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company . The Q1 2024 Distribution is payable on April 30, 2024 to shareholders of record as of the close of business on March 29, 2024. The final amount of the Q1 2024 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q1 2024 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.
On March 14, 2024, the Company and the Advisor agreed to renew the Amended Expense Limitation Agreement in accordance with its terms and extend the Limitation Period for an additional one-year term, ending on April 3, 2025.
Rule 10b5-1 Trading
Plans
During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange
Act Rule 10b5-1(c) or
any “non-Rule 10b5-1 trading
arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board Purpose and Leadership Structure
The business and affairs of the Company are managed under the direction and oversight of the Board. The Board consists of five members, three of whom are Independent Directors. The Board appoints the Company’s officers, who serve at the discretion of the Board.
Our Board of Directors monitors and performs an oversight role with respect to our business and affairs, including oversight over the Advisor’s and
Sub-Advisor’s
investment practices and performance with respect to the Company, oversight of our financing arrangements, oversight of the valuation of our assets, oversight of compliance with regulatory requirements and oversight of the services, expenses and performance of our service providers. Among other things, our Board of Directors approves the appointment of our Advisor,
Sub-Advisor
and officers, reviews and monitors the services and activities performed by our Advisor,
Sub-Advisor
and executive officers, and approves the engagement and reviews the performance of our independent public accounting firm.
Under our Limited Liability Company Agreement, our Board of Directors may designate a Chair to preside over the meetings of our Board of Directors and meetings of the shareholders and to perform such other duties as may be assigned to him or her by the Board of Directors. We do not have a fixed policy as to whether the Chair of the Board of Directors should be an independent director and believe that we should maintain the flexibility to select the Chair and reorganize the leadership structure, from time to time, based on criteria that are in our best interests and the best interests of our shareholders at such times.
Presently, Darren Friedman serves as the Chair of our Board of Directors. Mr. Friedman is an “interested person” as defined in Section 2(a)(19) of the 1940 Act of the Company, and therefore, is an interested director. We believe that Mr. Friedman’s extensive knowledge of the financial services industry and capital markets in particular qualify him to serve as the Chair of our Board of Directors. We believe that we are best served through this existing leadership structure, as Mr. Friedman’s relationship with the Advisor and StepStone provides an effective bridge and encourages an open dialogue between management and our Board of Directors, ensuring that both groups act with a common purpose.
Our Board of Directors does not currently have a designated lead independent director. The Board believes that its leadership structure is appropriate in light of the characteristics and circumstances of the Company because the structure allocates areas of responsibility among the individual directors and the committees in a manner that enhances effective oversight. The Board also believes that its relatively small size creates a highly efficient governance structure that provides ample opportunity for direct communication and interaction between our Advisor and the Board.
We are aware of the potential conflicts that may arise when a non-independent
director is Chair of the Board of Directors. We believe these potential conflicts are offset by our strong corporate governance, which includes regular meetings of the Independent Directors in executive session without the presence of interested directors and management, the establishment of the Audit Committee and the Nominating and Corporate Governance Committee, each of which is comprised solely of Independent Directors, and the appointment of a Chief Compliance Officer, with whom the Independent Directors meet regularly without the presence of interested directors and other members of management, for administering our compliance policies and procedures.
We recognize that different board of directors’ leadership structures are appropriate for companies in different situations. We intend to re-examine
our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.

Board of Directors and Executive Officers
Directors
Information regarding the Board of Directors is as set forth in the following table. The address for each director is c/o StepStone Private Credit Fund LLC, 277 Park Avenue, 44th Floor, New York, NY, 10172.

Name	Birth Year	Position	Length of Time Served	Other Public Directorships Held by Director During the Past Five Years
Independent Directors
Edward U. Gilpin	1961	Director	Since 2023	None.
Julie Persily	1965	Director	Since 2023	Runway Growth Finance Corp. (NASDAQ: RWAY), a BDC; Investcorp Credit Management BDC, Inc. (NASDAQ: ICMB), a BDC; SEACOR Marine Holdings Inc. (NYSE: SMHI), a global marine and support transportation services company
Michael J. Zupon	1960	Director	Since 2023	None.
Interested Directors
Darren Friedman	1968	Chairperson and Chief Executive Officer	Since 2022	Agiliti, Inc. (NYSE: AGTI), a service provider to the U.S. healthcare industry
Ariel Goldblatt	1982	Director	Since 2022	None.
Biographical Information
The Board has determined that each of the above-listed directors is qualified to serve as our directors, based on a review of the experience, qualifications, attributes and skills of each director, including those described below. Each above-named director has significant experience in the investment or financial services industries and has held management, board or oversight positions in other companies and organizations. Each of the above-named directors demonstrates high character and integrity and has expertise and diversity of experience to be able to offer advice and guidance to our management.
The following is information concerning the business experience of our Board. Our directors have been divided into two groups—interested Directors and Independent Directors. Interested Directors are “interested persons” as defined in the 1940 Act.
Interested Director
Darren Friedman
is a Partner at StepStone, working across the private equity and private debt businesses. Mr. Friedman co-Chairs
the firm’s Private Equity Investment Committee and is a member of several Private Debt Investment Committees. He also co-leads
the firm’s private equity
co-investment
practice and is a member of the private equity executive committee. Prior to joining StepStone in 2010, Mr. Friedman was a Managing Partner at Citi Private Equity, a US$10+ billion private equity and mezzanine asset management business. Before that he worked in the investment banking division at Salomon Smith Barney, where he managed the firm’s relationships with private equity funds and their portfolio companies, completing numerous capital market and M&A transactions. Mr. Friedman received his BS from the University of Illinois and MBA from the Wharton School of the University of Pennsylvania.
Ariel Goldblatt
is a partner and member of the private debt team at StepStone Group and Chief Executive Officer of the Advisor. Prior to joining StepStone Group in April 2019, Ms. Goldblatt was a director of business development at CNBC, Inc., where she led business development and M&A activity. Prior to that, Ms. Goldblatt was a senior analyst at Eachwin Capital, L.P. an institutionally oriented investment management firm, from February 2013 to February 2017. Before that she worked in private equity, private credit and investment banking at Apax Partners LLP, Crescent Capital Group L.P. and Merrill Lynch & Co. Ms. Goldblatt received her MBA from The Wharton School, University of Pennsylvania and her BS in finance from the Schreyer Honors College, Pennsylvania State University.
Independent Directors
Edward U. Gilpin
has served as the Managing Director, Finance of Onex Falcon Investment Advisors, LLC (“
Onex Falcon
”) and Chief Financial Officer and Treasurer of Onex Falcon Direct Lending BDC Fund since April of 2022. Mr. Gilpin has more than 30 years of experience in financial services. Prior to joining Onex Falcon full time, Mr. Gilpin was a financial consultant at Onex Falcon from June of 2021 to April of 2022. Mr. Gilpin was also a financial consultant at Advantage Capital Holdings, Inc. from January 2021 to May 2022, and was at BC Partners from April 2019 until March 2021, where he was the Chief Financial Officer of Portman Ridge Finance Corp. a public BDC, of BCPL a non-traded BDC,
and of Mount Logan Capital a Canadian Public Company. Prior to joining BC Partners, Mr. Gilpin served as the Executive Vice President and Chief Financial Officer of KCAP Financial Inc. (NASDAQ: KCAP), an internally managed, publicly traded BDC from June 2012 to April 2019. Prior to KCAP, he served as Executive Vice President and Chief Financial Officer of Ram Holdings, Ltd. (NASDAQ: RAMR), a provider of financial guaranty reinsurance, and prior to that he was the Executive Vice President, Chief Financial Officer and Director of ACA Capital Holdings, Inc. (NYSE: ACA), a holding company that provided asset management services and credit protection products. Mr. Gilpin has also served as: Vice President in the Financial Institutions Group at Prudential Securities, Inc.’s investment banking division; CFO of WCA, an affiliate of ACA Capital, Director; Chief of Staff for MBIA Insurance Company; and Vice President in the Mutual Funds Department of BHC Securities, Inc. Mr. Gilpin holds an M.B.A. from Columbia University and a B.S. from St. Lawrence University.
Julie Persily
has served since 2017 as a member of the board of directors of Runway Growth Finance Corp. (NASDAQ: RWAY), a BDC, has served since 2013 as a member of the board of directors of Investcorp Credit Management BDC, Inc. (NASDAQ: ICMB), a BDC, and has served since 2018 on the board of directors of SEACOR Marine Holdings Inc. (NYSE: SMHI), a global marine and support transportation services company. Ms. Persily served as the
Co-Head
of Leveraged Finance and Capital Markets of Nomura Securities North America, a unit of Nomura Holdings Inc. (NYSE: NMR), a securities and investment banking company, from July 2010 until her retirement in 2011. Ms. Persily previously served in various capacities at Citigroup Inc. (NYSE: C), a financial services company, including as the
Co-Head
of Leveraged Finance Group from December 2006 to November 2008, the Head of Acquisition Finance Group from December 2001 to November 2006 and as Managing Director from July 1999 to November 2001. From 1990 to 1999, Ms. Persily served in various capacities including as a Managing Director, Leveraged Finance at BT Securities Corp., a financial services company and a subsidiary of Bankers Trust Corp., which was acquired by Deutsche Bank in April 1999. From 1987 to 1989, Ms. Persily served as an analyst at Drexel Burnham Lambert, a securities and investment banking company. Ms. Persily received a B.A. in psychology and economics from Columbia College and a M.B.A. in financing and accounting from Columbia Business School.
Michael J. Zupon
is a Senior Advisor to DigitalBridge Credit (“DigitalBridge”), a private credit platform focused on funding global opportunities in digital infrastructure. Mr. Zupon has over 30 years of investment experience managing leveraged loan, high yield bond, distressed debt, mezzanine debt and private equity investments. Prior to joining DigitalBridge in 2020, Mr. Zupon was a managing director and the Chief Investment Officer of the Allianz Global Investors’ (“AllianzGI”) US Private Credit Solutions team. Mr. Zupon joined AllianzGI in January 2017 following the acquisition by AllianzGI of Sound Harbor Partners’ investment funds. Mr. Zupon founded Sounded Harbor Partners’ in 2009 to provide private credit to US companies. Prior to founding Sound Harbor in 2009, Mr. Zupon was a managing director at The Carlyle Group from 1999-2009 and was a partner and member of its management committee. Mr. Zupon founded Carlyle’s Leveraged Finance business and led its growth to over $13 billion of assets under management. As head of U.S. Leveraged Finance, Mr. Zupon served as Chief Investment Officer, loan portfolio manager and special situations portfolio manager. Mr. Zupon developed and led Carlyle’s global expansion in credit and entry into secured loans, mezzanine debt and distressed investing. Mr. Zupon was a member of the Investment Committees to Carlyle Strategic Partners, a distressed fund and Carlyle Mezzanine Partners and served on the board of Carlyle Europe Leveraged Finance. Prior to Carlyle, Mr. Zupon was a Managing Director at Merrill Lynch and Banc of America Securities (f.k.a. NationsBanc Markets, Inc.), where he managed a department responsible for its leveraged loan underwriting business. Earlier, Mr. Zupon worked at Canadian Imperial Bank of Commerce’s Acquisition Finance Group (CIBC). Mr. Zupon earned a B.S. in Business from Miami University of Ohio.
Officers Who are Not Directors
Information regarding our executive officers who are not Directors, as well as our Chief Compliance Officer, who is not an executive officer of the Company, is as follows:

Name	Birth Year	Position
Joseph Cambareri	1978	Chief Financial Officer and Corporate Secretary
Chris Park	1979	Treasurer
Vikas Sharma	1979	Chief Compliance Officer
The address for each executive officer is c/o StepStone Private Credit Fund LLC, 277 Park Avenue, 44th Floor, New York, NY, 10172.
Joseph Cambareri
 is the Company’s Chief Financial Officer and Corporate Secretary He also serves as Chief Operating Officer of the Advisor and as a Managing Director and member of the private debt team at StepStone Group. Prior to joining StepStone Group in November 2022, Mr. Cambareri was the Chief Financial Officer of Credit Value Partners, a registered investment adviser focusing on high-yielding, stressed and distressed corporate debt investments, from November 2010 to September 2019 and March 2021 to November 2022. Prior to that, Mr. Cambareri was a Controller at Solar Capital Ltd., a publicly listed middle-market BDC, from May 2008 to October 2010. Before joining Solar Capital, Mr. Cambareri was a manager at Morgan Stanley in Loan Operations and Accounting. From September 2019 to March 2021, Mr. Cambareri was also the Chief Accounting Officer at Churchill Asset Management, a large private credit manager. Mr. Cambareri is a Certified Public Accountant and has a B.S. in Accounting and Finance and an MBA from New York University Stern School of Business.
Chris Park
 is the Company’s Treasurer and a vice president and member of the finance and accounting team at StepStone Group. Prior to joining StepStone Group in October 2022, Mr. Park was a consultant at DigitalBridge, a digital infrastructure firm, from June 2021 to September 2022. Prior to that, Mr. Park was vice president at Allianz Global Investors as a member of the US private credit solutions team from January 2017 to May 2020. Before that, Mr. Park worked in investment operations at Sound Harbor Partners from January 2013 to December 2016 and at Aladdin Capital Management from May 2006 to December 2012. Mr. Park received his B.A. in economics from the University of Southern California.
Vikas Sharma
 is the Company’s Chief Compliance Officer and a Director at ACA Group. Prior to joining ACA Group in November 2022, Mr. Sharma was Deputy Chief Compliance Officer at Nephila Capital Ltd., a registered investment adviser focused on insurance-linked securities and climate risk, from March 2021 to October 2022. Prior to that, Mr. Sharma was Senior Compliance Officer at CORE CCO, which is a Compliance Consulting Firm, from June 2020 to February 2021. Prior to that, Mr. Sharma was a Senior Vice President of Compliance at Hudson Advisors, which is a large private equity fund focused on distressed opportunities and real estate, from 2016 to 2020. Prior to that, Mr. Sharma was a Manager of Compliance at Stellus Capital, a publicly listed middle-market BDC, from 2012 to 2016. Prior to that, Mr. Sharma was an Associate at D.E. Shaw in middle market loan division. Mr. Sharma has a B.Com in Accounting and Finance and an MBA from Symbiosis International University in India.

Portfolio Management
Investment Committee
The Advisor carries out portfolio management through its Investment Committee, which is currently comprised of Ariel Goldblatt (Chair), Darren Friedman, Urs von Büren, Geoffrey Dolan and John Bohill. As the Advisor’s Investment Committee, these individuals have primary responsibility for ongoing research, recommendations, and portfolio management regarding the Company’s investment portfolio. For biographical information of Ms. Goldblatt and Mr. Friedman see “— Biographical Information — Interested Directors” above.
Urs Von Büren
is a member of the StepStone Group private debt team. He is also involved in various advisory and portfolio management activities. Prior to StepStone, Mr. von Büren held various roles in private credit with UBS in Zurich and London. Mr. von Büren holds a diploma as a banking specialist.
Geoffrey Dolan
is a member of the StepStone Group private equity team, focusing on co-investments
and global buyout managers. Prior to joining StepStone in 2011, Mr. Dolan was an associate at KarpReilly, a private equity firm focused on the consumer industry. Before that he was an analyst in Bear Stearns’ investment banking group, where he worked on a variety of M&A, equity and debt transactions, mainly in the real estate, gaming and lodging sectors. Mr. Dolan graduated with honors with a BS from Rutgers University.
John Bohill
is a member of the StepStone Group private debt team. He is also involved in StepStone’s responsible investing initiative. Since Mr. Bohill joined StepStone in 2013, he has also been a director at Kish Capital, a distressed debt, real estate opportunities, and non-performing
loan investor based in Dublin and Lisbon. Before joining Kish he acquired and operated several businesses on his own behalf, and was co-head
of European technology and communications at BancBoston Capital, a principal private equity investor. Mr. Bohill graduated with first-class honors with a BBS in finance from Trinity College, Dublin.
The individuals that comprise the Investment Committee are subject to change, at any time, at the discretion of the Advisor and StepStone Group, and no assurance can be given that such personnel will remain in their current positions or retain their current functions with regard to the Advisor. Also, the Advisor may change the scope of the function of the Investment Committee or the investment teams’ responsibilities from time to time, or may conduct periodic portfolio reviews through other internal management committees within guidelines and constraints approved by the Advisor.
The Advisor undertakes no obligation to update the foregoing description relating to the management team and the Investment Committee of the Advisor in the event of a change in personnel or in the scope of responsibilities.
Investment Committee Compensation Structure
StepStone’s philosophy on compensation is to provide senior investment professionals’ incentives that are tied to both short-term and long-term performance of StepStone. All investment professionals are salaried. Further, all investment professionals are eligible for a short-term incentive bonus each year that is discretionary and based upon the investment professional’s performance, as well as the performance of the business.
For their service as Investment Committee members of the Advisor, each member receives a salary, a discretionary bonus, and certain retirement benefits from StepStone.
Additionally, each has equity interests in StepStone and may indirectly benefit from the success of the Company based on their ownership interest.
Board of Directors’ Role in Risk Oversight
The Board has ultimate responsibility for the risk oversight of our Company. The Board oversees and monitors enterprise risk management at the Company, including with respect to business continuity risk and cybersecurity and information security risk. Our Board of Directors performs its risk oversight function primarily through (a) its standing Audit Committee, which reports to the entire Board of Directors and is comprised solely of Independent Directors, and (b) active monitoring by our Chief Compliance Officer and of our compliance policies and procedures.
As described below in more detail under “Committees of the Board of Directors,” the Audit Committee assists our Board of Directors in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the accounting and financial reporting processes, our valuation process, our systems of internal controls regarding finance and accounting and audits of our financial statements.
Our Board of Directors also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our Board of Directors will annually review a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of our compliance policies and procedures and our service providers. The Chief Compliance Officer’s annual report will address, at a minimum, (a) the operation of our compliance policies and procedures and our service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which our Board of Directors would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer will meet separately in executive session with the Independent Directors at least once each year.
We believe that our Board of Directors’ role in risk oversight is effective and appropriate given the extensive regulation to which we are subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness, and we generally have to invest at least 70% of our total assets in “qualifying assets.” In addition, we are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.
We recognize that different board roles in risk oversight are appropriate for companies in different situations. We intend to re-examine
the manners in which our Board of Directors administers its oversight function on an ongoing basis to ensure that they continue to meet our needs.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires certain of the Company’s officers, the Company’s directors, and persons who own more than 10% of our common stock, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors, and greater than 10% stockholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the period from April 3, 2023 (commencement of operations) to December 31, 2023, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.
Codes of Ethics
We expect each of our officers and directors, as well as any person affiliated with our operations, to act in accordance with the highest standards of personal and professional integrity at all times and to comply with the Company’s policies and procedures and all laws, rules and regulations of any applicable international, federal, provincial, state or local government. To this effect, the Board has adopted a Sarbanes-Oxley Code of Ethics (“SOX Code of Ethics”)
.
 The SOX Code of Ethics applies to the Company’s principal executive officer, the principal financial officer, controller or principal accounting officer, and any person who performs a similar function. We intend to disclose any substantive amendments to, or waivers from, our SOX Code of Ethics within four business days of the waiver or amendment, via disclosure under cover of a current report on
Form 8-K.
We undertake to provide to any person without charge, upon written request, a copy of our SOX Code of Ethics. You may send any such written request to StepStone Private Credit Fund LLC, 277 Park Avenue, 44th Floor, New York, NY, 10172, Attention: Corporate Secretary.
As required by the 1940 Act and Advisers Act, we and the Advisor have adopted a code of ethics pursuant to
Rule 17j-1
under the 1940 Act and Rule
204A-1
under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.
Corporate Governance Guidelines
The Board has also adopted principles of corporate governance to formalize its governance practices, which serve as a framework within which the Board and its committees operate. These principles cover a number of areas, including the role of the Board, Board composition and leadership structure, director independence, director selection, qualification and election, director compensation, executive sessions, succession planning, annual Board assessments, Board committees, director orientation and continuing education and others.
Committees of the Board of Directors
Our Board of Directors has established an audit committee (the “Audit Committee”), and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) and may establish additional committees in the future. We do not plan to have a compensation committee because our executive officers do not receive any direct compensation from us.
Audit Committee
The members of the Audit Committee are Edward U. Gilpin, Julie Persily and Michael J. Zupon, each of whom is financially literate, is not considered an “interested person” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act, and meets the independence requirements of Rule 10A(m)(3) of the Exchange Act. Ms. Persily simultaneously serves on the audit committees of more than three public companies, and the Board has determined that her simultaneous service on the audit committees of other public companies does not impair her ability to effectively serve on the Audit Committee. Mr. Gilpin serves as Chair of the Audit Committee. Our Board of Directors has determined Mr. Gilpin is an “audit committee financial expert” as that term is defined under Item 407 of
Regulation S-K
of the Exchange Act. The Audit Committee operates pursuant to a charter approved by our Board of Directors, which sets forth the responsibilities of the Audit Committee.
The Audit Committee’s responsibilities include establishing guidelines and overseeing the valuation process for certain of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving
the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements.
Nominating and Corporate Governance Committee
The members of the Nominating and Corporate Governance Committee are Edward U. Gilpin, Julie Persily and Michael J. Zupon, each of whom is not considered an “interested person” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Zupon serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our Board of Directors. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating qualified nominees to be elected to the Board of Directors, selecting qualified nominees to fill any vacancies on our Board of Directors or a committee of the Board of Directors (consistent with criteria approved by our Board of Directors) and overseeing the Company’s corporate governance generally, as well as the evaluation of our Board of Directors and our management.
The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses director diversity, among other factors, with a view toward the needs of our Board of Directors as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively, including concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to our Board of Directors, when identifying and recommending director nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Nominating and Corporate Governance Committee’s goal of creating a Board of Directors that best serves our needs and the interests of our shareholders.
Item 11. Executive Compensation
Compensation of Executive Officers
The Company’s executive officers, who are each paid employees of StepStone Group, do not receive any direct compensation from the Company. The Company does not currently have any employees and does not expect to have any employees. As an externally managed BDC, services necessary for the Company’s business will be provided by individuals who are employees of the Advisor or its affiliates, including StepStone Group, or by individuals who are contracted by the Advisor, the Company or their respective affiliates to work on behalf of the Company, pursuant to the terms of the Advisory Agreement, the
Sub-Advisory
Agreement and the Administration Agreement.
Compensation of Directors
The Company will not pay compensation to its directors who also serve in an executive officer capacity for the Company or the Advisor. The Independent Directors receive an annual fee of $50,000 (prorated for any partial year) for their service on the Board (including service on any committees). The Company is also authorized to pay the reasonable out-of-pocket
expenses for each Independent Director incurred in connection with fulfillment of his or her duties as Independent Directors.
We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits. No compensation is paid to directors who are “interested persons.” The Board of Directors reviews and determines the compensation of Independent Directors.
The table below sets forth the compensation received by each director from the Company for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Edward U. Gilpin	$50,000	$—	$50,000
Julie Persily	$50,000	$—	$50,000
Michael J. Zupon	$50,000	$—	$50,000
(1) All other compensation includes reimbursement of
out-of-pocket
expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth, as of March 25, 2024, certain ownership information with respect to the Shares for those persons who directly or indirectly own, control or hold with the power to vote 5.0% or more of our outstanding Shares and all of our officers and directors, individually and as a group. The address for each director and officer listed below is c/o StepStone Private Credit Fund LLC, 277 Park Avenue, 44th Floor, New York, NY, 10172.

Percentage of Shares outstanding
Name	Type of ownership	Shares owned	Percentage
Darren Friedman	N/A	—	—
Ariel Goldblatt	N/A	—	—
Edward U. Gilpin	N/A	—	—
Julie Persily	N/A	—	—
Michael J. Zupon	N/A	—	—
Joseph Cambareri	N/A	—	—
Chris Park	N/A	—	—
Vikas Sharma	N/A	—	—
All directors and officers as a group (8 persons)		—	—%
Item 13. Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions
The Company is subject to certain conflicts of interest with respect to the services the Advisor, the
Sub-Advisor
and their respective affiliates provide to us. You should be aware that individual conflicts will not necessarily be resolved in favor of your interest. The ensuing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company.
See “Note 3. Related Party Transactions” in “Item 8. Consolidated Financial Statements” in this Report for more information.
The members of the senior management and investment teams of the Advisor, the
Sub-Advisor
and their respective affiliates serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of the Advisor, the
Sub-Advisor
and their respective affiliates may serve in management roles or similar capacities for the investment advisers to future investment vehicles affiliated with StepStone. In the future, these persons and other affiliates of StepStone may organize other debt-related programs and acquire for their own account debt-related investments that may be suitable for us.
In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of our shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.
Investment Advisory Agreement,
Sub-Advisory
Agreement and Administration Agreement
Pursuant to the Advisory Agreement, the Advisor provides us with investment advisory services for which we will pay the Advisor a Base Management Fee, monthly in arrears at an annual rate of 1.00% of the value of Company’s net assets as of the beginning of the first calendar day of the applicable month, as well as an Incentive Fee based on performance. The Advisor has engaged SGEAIL to act as the Company’s
Sub-Advisor
to provide certain ongoing,
non-discretionary
investment advice and services to the Advisor in regard to the Advisor’s management of the Company, in exchange for which the
Sub-Advisor
will receive from the Advisor

20% of the Base Management Fee and Incentive Fee payable to the Advisor by the Company. See “Item 1. Business – Management Agreements” in this Report for a description of how the fees payable to the Advisor and
Sub-Advisor
are determined.
The Incentive Fee will be computed and paid on income that we may not have yet received in cash. This fee structure may create an incentive for our Advisor to invest in certain types of securities that may have a high degree of risk. We rely on input from investment professionals from our Advisor to value our portfolio investments.
Our Advisor’s Base Management Fee and Incentive Fee will be based on the value of our investments, and there may be a conflict of interest when personnel of our Advisor assist in determining periodic fair values for our portfolio investments.
For the period ended December 31, 2023, the amount of Base Management Fee incurred was approximately $1.4 million. For the period ended December 31, 2023, the amount of Incentive Fee incurred was approximately $1.2 million.
The Advisor also serves as the Company’s administrator pursuant to the Administration Agreement and performs certain administrative, accounting and other services for the Company. In consideration of these administrative services, the Company pays the Advisor the Administration Fee in an amount up to 0.30% on an annualized basis of the Company’s net assets. The Administration Fee is calculated based on the
Company’s month-end net
asset value (as of the close of business on the last calendar day of the applicable month) and payable monthly in arrears. The Administration Fee is an expense paid out of and based on the Company’s net assets, and there may be a conflict of interest when personnel of our Advisor assist in determining periodic fair values for our portfolio investments.
For the period ended December 31, 2023, the amount of administration expense incurred and invoiced by the Advisor for expenses under the Administration Agreement was $431,618.
Expense Limitation Agreement
The Company has entered into the Amended Expense Limitation Agreement with the Advisor for a one-year
term, the Limitation Period, which may be extended for a period of one year on an annual basis, and was previously party to the Expense Limitation Agreement with the Advisor. Under the Amended Expense Limitation Agreement, any Expense Payments will be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the Expense Cap. See “Item 1. Business – Management Agreements” in this Report for more information.
For the period ended December 31, 2023, the amount of expense payments and reimbursement payments made to the Advisor pursuant to the Expense Limitation Agreement and the Amended Expense Limitation Agreement was $2,372,090.
The Advisor and the
Sub-Advisor
The Advisor, the Advisor’s Investment Committee, the
Sub-Advisor
and its senior investment professionals and their respective affiliates provide or may provide investment advisory and other services to various entities. The Advisor, the
Sub-Advisor
and certain of their and StepStone Group’s investment professionals and other principals, including the Advisor’s Investment Committee, may also carry on substantial investment activities for their own accounts, for the accounts of family members and for other investment companies, pooled investment vehicles, and/or other accounts (including institutional clients, pension plans and certain high net worth individuals) (collectively, with the other accounts advised by the Advisor, the
Sub-Advisor
and their respective affiliates, “Other Accounts”). The Company has no interest in these activities. The Advisor, the Advisor’s

Investment Committee, the
Sub-Advisor
and their respective affiliates may receive payments from investment managers of Underlying Funds in connection with such activities. As a result of the foregoing, the Advisor and the
Sub-Advisor,
and the investment professionals who, on behalf of the Advisor and/or
Sub-Advisor,
will manage the Company’s investment portfolio will be engaged in substantial activities other than on behalf of the Company, may have differing economic interests in respect of such activities, and may have conflicts of interest in allocating their time and activity between the Company and Other Accounts. Such persons will devote only so much of their time as in their judgment is necessary and appropriate.
Because the Advisor, the
Sub-Advisor
and their respective affiliates may manage assets for Other Accounts, there may be an incentive to favor one client over another resulting in conflicts of interest. For instance, the Advisor, the
Sub-Advisor
or their respective affiliates may receive fees from certain accounts that are higher than the fee the Advisor receives from the Company or the fee that the
Sub-Advisor
receives from the Advisor, or they may receive a performance-based fee on certain accounts. In those instances, the Advisor, the
Sub-Advisor
or their affiliate may have an incentive to favor the higher and/or performance-based fee accounts over the Company. In addition, a conflict of interest could exist to the extent the Advisor or the
Sub-Advisor
has proprietary investments in certain accounts, where members of the Advisor’s Investment Committee or other senior investment professionals have personal investments in certain accounts or when certain accounts are investment options in the Advisor’s, the
Sub-Advisor’s
or StepStone Group’s employee benefits and/or deferred compensation plans. The portfolio managers may have an incentive to favor these accounts over others. If the Advisor, the
Sub-Advisor
or StepStone Group manage accounts that engage in short sales of securities of the type in which the Company invests, the Advisor, the
Sub-Advisor
or StepStone Group could be seen as harming the performance of the Company for the benefit of the accounts engaging in short sales if the short sales cause the market value of the securities to fall.
There also may be circumstances under which the Advisor, the
Sub-Advisor
or their respective affiliates will cause one or more Other Accounts to commit a larger percentage of its assets to an investment opportunity than to which the Advisor will commit the Company’s assets. There also may be circumstances under which the Advisor, the
Sub-Advisor
or their respective affiliates will make investments for Other Accounts in which the Advisor does not invest on behalf of the Company, or vice versa.
Investment opportunities are made available to the Company and other StepStone clients where the investment is within the parameters of the applicable strategy. Further, investment opportunities may arise where there is more demand from the Company and other StepStone clients for a particular investment opportunity than supply. The Advisor has adopted allocation and other policies and procedures that it believes are reasonably designed to address these and other conflicts of interest. See “Item 1. Business – Investment Process – Allocation of Investment Opportunities.”
The 1940 Act imposes significant limits
on co-investments with
affiliates of the Company. The Advisor intends to apply for an exemptive order from the SEC that will permit the Company, among other things, to co-invest
with certain other persons, including certain affiliates of the Advisor and certain funds managed and controlled by the Advisor and its affiliates, subject to certain terms and conditions. There is no assurance that the co-investment
exemptive order will be granted by the SEC. Pursuant to such order, the Board may establish Board Criteria clearly defining co-investment
opportunities in which the Company will have the opportunity to participate with other public or private StepStone funds that target similar assets. If an investment falls within the Board Criteria, the Advisor must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate in a co-investment
opportunity, depending on whether the Advisor determines that the investment is appropriate for the Company (
e.g.
, based on investment strategy). The Advisor will allocate the co-investment
in such proportions as the Advisor deems appropriate from time to time in accordance with its allocation policy under the 1940 Act. If the Advisor determines that such investment is not appropriate for the Company, the investment will not be allocated to us, but the Advisor will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly Board meeting.

The Advisor may compensate, from its own resources, third-party securities dealers, other industry professionals and any affiliates thereof (“financial intermediaries”) in connection with the distribution of Shares or for their ongoing servicing of Shares acquired by their clients. Such compensation may take various forms, including a fixed fee, a fee determined by a formula that takes into account the amount of client assets invested in the Company, the timing of investment or the overall NAV of the Company, or a fee determined in some other method by negotiation between the Advisor and such financial intermediaries. Financial intermediaries may also charge investors, at the financial intermediaries’ discretion, a placement fee based on the purchase price of Shares purchased by the investor. As a result of the various payments that financial intermediaries may receive from investors and the Advisor, the amount of compensation that a financial intermediary may receive in connection with the sale of Shares may be greater than the compensation it may receive for the distribution of other investment products. This difference in compensation may create an incentive for a financial intermediary to recommend the Company over another investment product.
Set out below are practices that the Advisor may follow. Although the Advisor anticipates that the investment managers of Underlying Funds will follow practices similar to those described below, no guarantee or assurances can be made that similar practices will be followed or that any such investment manager will abide by, and comply with, its stated practices. An investment manager of an Underlying Fund may provide investment advisory and other services, directly or through affiliates, to various entities and accounts other than the private assets in which the Company typically invests.
Participation in Investment Activities
Directors, principals, officers, employees and affiliates of the Advisor and its affiliates may buy and sell securities or other investments for their own accounts and may have actual or potential conflicts of interest with respect to investments made on behalf of the Company or its underlying investments. As a result of differing trading and investment strategies or constraints, positions may be taken by directors, principals, officers, employees and affiliates of the Advisor, or by the Advisor for the Other Accounts, or any of their respective affiliates on behalf of their own other accounts (“Investment Manager Accounts”) that are the same as, different from or made at a different time than, positions taken for the Company.
Other Matters
An investment manager of an Underlying Fund may, from time to time, cause an Underlying Fund to effect certain principal transactions in securities with one or more Investment Manager Accounts, subject to certain conditions. Future investment activities of investment managers of Underlying Funds, or their affiliates, and the principals, partners, directors, officers or employees of the foregoing, may give rise to additional conflicts of interest.
Future investment activities of the Advisor and its affiliates and their respective principals, partners, members, directors, officers or employees may give rise to conflicts of interest other than those described above.
The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company. In addition, as the Company’s investment program develops and changes over time, an investment in the Company may be subject to additional and different actual and potential conflicts. Although the various conflicts discussed herein are generally described separately, prospective investors should consider the potential effects of the interplay of multiple conflicts.
Director Independence
While we are not listed on any public securities exchange, we intend to comply with listing standards of the New York Stock Exchange (“NYSE”) requiring listed companies to have a board of directors with at least a majority of independent directors. The NYSE listing standards provide that a director of a BDC will be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act.
Based on these standards, the Board has determined that Edward U. Gilpin, Julie Persily and Michael J. Zupon are independent (or not “interested persons” of the Company). Based upon information requested from each such Director concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the Independent Directors has a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board or any committee thereof. All of the members of the Audit Committee and Nominating and Corporate Governance Committee are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.
Item 14. Principal Accountant Fees and Services
Independent Registered Public Accounting Firm
The following table provides information regarding the fees billed by Ernst & Young LLP for work performed for the fiscal period ended December 31, 2023 or attributable to the audit of the Company’s 2023 financial statements:

Fiscal Period Ended December 31, 2023
Audit Fees	$240,000
Audit Related Fees	—
Tax Fees	—
Other Fees	—

Total Fees	$240,000

Audit Fees.
 Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for statutory audits, consents, and assistance with and review of documents filed with the SEC.
Audit Related Fees
.
 Audit related fees are assurance related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation.
Tax Fees
.
 Tax fees include corporate and subsidiary compliance and consulting.
All Other Fees
.
 Fees for other services would include fees for products and services other than the services reported in “Audit Fees”, “Audit Related Fees” and “Tax Fees” above. During the fiscal period ended December 31, 2023, Ernst & Young LLP billed aggregate non-audit
fees of $211,068 for services rendered to the Advisor and affiliates of the Advisor.
Pre-Approval
Policies and Procedures
The Audit Committee has established, and the Board of Directors has approved, a pre-approval
policy that describes the permitted audit, audit-related, tax and other services to be provided by the Company’s independent registered accounting firm. The policy requires that the Audit Committee pre-approve
the audit and
non-audit
services performed by the independent registered accounting firm in order to assure that the provision of such service does not impair the firm’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval
must be submitted to the Audit Committee for specific
pre-approval,
irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval
is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval
authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval
decisions to the Audit Committee at a subsequent meeting. The Audit Committee does not delegate its responsibilities to pre-approve
services performed by the independent registered accounting firm to management. During 2023, 100% of the Company’s audit fees, audit-related fees, tax fees and fees for other services provided by the Company’s independent registered public accounting firm were pre-approved
by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report
The following consolidated financial statements are set forth in Item 8:

(b)	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Participation and Assignment Agreement, dated as of April 3, 2023, between SC Co-Investments Private Debt Fund L.P. and SPV Facility I LLC.^ (2)

3.1	Certificate of Formation of the Company.(1)

3.2	Limited Liability Company Agreement of the Company.(1)

4.1	Description of Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.*

10.1	Form of Subscription Agreement of the Company.(3)

10.2	Investment Advisory Agreement, dated as of April 3, 2023.(2)

10.3	Sub-Advisory Agreement, dated as of April 3, 2023.(2)

10.4	Administration Agreement, dated as of April 3, 2023.(2)

10.5	Expense Limitation and Reimbursement Agreement, dated as of April 3, 2023.(2)

10.6	Custody Agreement, dated as of March 29, 2023, by and between the Company and UMB Bank, N.A.(2)

10.7	Dividend Reinvestment Plan of the Company.(2)

10.8	Loan and Servicing Agreement, among the Company, SPV Facility I LLC, as the borrower, the lenders from time to time party thereto, and Massachusetts Mutual Life Insurance Company as the administrative agent and the facility servicer, dated as of April 3, 2023.(2)

10.9	Loan and Security Agreement, dated as of May 1, 2023, among StepStone Great Lakes SPV Facility II LLC, as the borrower, the Company, as the manager, Bank of Montreal, as the administrative agent and as the collateral agent, and each of the lenders from time to time party thereto.(4)

10.10	Sourcing and Servicing Agreement, dated as of May 1, 2023, by and between Bank of Montreal and StepStone Great Lakes SPV Facility II LLC.(4)

10.11	Master Participation Agreement, dated as of May 1, 2023, by and between Bank of Montreal and StepStone Great Lakes SPV Facility II LLC.(4)

10.12	Amendment No. 1 to Loan and Security Agreement, dated as of July 3, 2023, among the Company, StepStone Great Lakes SPV Facility II LLC, and Bank of Montreal, as a lender and as administrative agent.(5)

10.13	First Amendment to Loan and Servicing Agreement, dated as of September 26, 2023, among the Company, SPV Facility I LLC, as the borrower, the lenders party thereto, and Massachusetts Mutual Life Insurance Company, as the administrative agent.(6)

10.14	Amended and Restated Expense Limitation and Reimbursement Agreement, dated as of November 8, 2023.(7)

10.15	Loan and Security Agreement, dated as of December 1, 2023, by and among the Company, as Collateral Manager and as Equityholder, StepStone SPV Facility III LLC, as Borrower, each of the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and UMB Bank, National Association, as Collateral Agent.(8)

21.1	List of Subsidiaries of the Company.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because

XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document).*

^
Schedules and/or exhibits to this Exhibit have been omitted in accordance with Item 601 of Regulation
S-K.
The registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

*	Filed herewith.
**	Furnished herewith
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10 (File No. 000-56505), filed on December 30, 2022 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56505) filed on April 19, 2023 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10 (File No. 000-56505) filed on May 23, 2023 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on May 5, 2023 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on July 3, 2023 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on September 29, 2023 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 814-01624) filed on November 13, 2023 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on December 6, 2023 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2024	STEPSTONE PRIVATE CREDIT FUND LLC

	By:	/s/ Darren Friedman
Darren Friedman
Chairperson
(Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 25, 2024	By:	/s/ Darren Friedman
Darren Friedman Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2024	By:	/s/ Joseph Cambareri
Joseph Cambareri Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 25, 2024	By:	/s/ Ariel Goldblatt
Ariel Goldblatt Director

Date: March 25, 2024	By:	/s/ Edward U. Gilpin
Edward U. Gilpin Director

Date: March 25, 2024	By:	/s/ Julie Persily
Julie Persily Director

Date: March 25, 2024	By:	/s/ Michael J. Zupon
Michael J. Zupon Director