Form 10-Q
period 2024-03-31
Stepstone Private Credit Fund LLC
filed 2024-05-15
CIK 1950803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from     to

Commission file number 814-01624

StepStone Private Credit Fund LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	92-0758580
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

277 Park Avenue, 44th Floor New York, New York	10172
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (212) 351-6100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐   No ☒
As of April 30, 2024, the registrant had 18,454,050 shares of its limited liability company interests outstanding.

STEPSTONE PRIVATE CREDIT FUND LLC

FORM 10-Q FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION
StepStone Private Credit Fund LLC
Consolidated Statement of Assets and Liabilities

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments in securities of unaffiliated issuers at fair value (cost $771,557,614 and $566,083,084, respectively)	$771,341,328	$565,360,825
Cash and cash equivalents	16,003,645	5,160,185
Restricted cash and restricted cash equivalents	16,457,842	13,763,611
Interest receivable	9,502,571	5,599,101
Receivables for investments sold	5,864,416	27,672
Receivable from Advisor	1,099,984	1,075,628
Due from Affiliate	85,005	85,005

Total assets	$820,354,791	$591,072,027

Liabilities
Lines of credit (net of unamortized debt issuance costs of $7,103,196 and $7,403,444, respectively)	$372,567,339	$240,967,091
Distributions payable	10,777,485	8,417,682
Interest payable	3,576,850	2,525,407
Management fee payable	983,189	776,015
Incentive fee payable	872,624	590,402
Subscriptions received in advance	500,000	—
Directors’ fees payable	50,000	50,000
Due to affiliate	1,255	1,255
Payables for investments purchased	—	2,757,335
Accrued expenses	2,819,306	1,602,710

Total liabilities	$392,148,048	$257,687,897

Commitments and contingencies (Note 8); Recoupments (Note 3)
Net assets
Shares, no par value, unlimit ed shares authorized, 16,580,747 and 12,950,280, respectively, shares issued and outstanding	$428,140,291	$333,712,935
Distributable earnings (accumulated loss)	66,452	(328,805)

Total net assets	$428,206,743	$333,384,130

Total liabilities and net assets	$820,354,791	$591,072,027

Net asset value per share	$25.83	$25.74

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statement of Operations
(Unaudited)

For the Three Month Period Ended March 31, 2024
Investment Income
Interest income on investments in securities of unaffiliated issuers	$21,392,779
Payment in-kind interest	120,115

Total investment income	$21,512,894

Expenses
Interest expense	$7,531,462
Management fee	983,189
Income incentive fee	837,526
Capital gains-based incentive fee	35,198
Legal fees	667,738
Professional fees	337,580
Administration fee	296,454
Directors’ fees	50,000
Custody fees	28,654
Other expenses	423,035

Total expenses	$11,190,836
Less expense support payments by the Advisor (Note 3)	$24,357

Net expenses	$11,166,479
Net investment income	$10,346,415

Realized and unrealized gain (loss) allocated from investments in securities of unaffiliated issuers
Net realized gain (loss) from investments in securities of unaffiliated issuers	$320,354
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	505,973

Net gain (loss) from investments in securities of unaffiliated issuers	$826,327

Net Increase (Decrease) in Net Assets Resulting from Operations	$11,172,742

Weighted average shares outstanding	15,214,330
Net investment income per share	$0.68

The Company commenced operations on April 3, 2023, thus there is no Consolidated Statement of Operations presented for the three month period ended March 31, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statement of Changes in Net Assets
(Unaudited)

	Limited Liability Company Interests
	Number of Shares	Shares Transactions	Total Distributable Earnings (Accumulated Loss)	Total Net Assets
Balance, December 31, 2023	12,950,280	$333,712,935	$(328,805)	$333,384,130
Net investment income	—	—	10,346,415	10,346,415
Net realized gain (loss) from investments in securites of unaffiliated issuers	—	—	320,354	320,354
Net change in unrealized depreciation from investments in securitiesof unaffiliated issuers	—	—	505,973	505,973
Distributions	—	—	(10,777,485)	(10,777,485)
Issuance of Shares	3,630,467	94,427,356	—	94,427,356

Balance, March 31, 2024	16,580,747	$428,140,291	$66,452	$428,206,743

The Company commenced operations on April 3, 2023, thus there is no Consolidated Statement of Changes in Net Assets presented for the three month period ended March 31, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statement of Cash Flows
(Unaudited)

For the Three Month Period Ended March 31, 2024
Operating activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$11,172,742
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by/(used in) operating activities:
Purchases of investments	(233,102,832)
Proceeds from sales, exits and repayments of investments	36,432,810
Payment-in-kind interest capitalized	(245,655)
Accretion of original issue discount on investments	(438,499)
Amortization of debt issuance costs	300,248
Net realized gain (loss) from investments in securities of unaffiliated issuers	(320,354)
Net change in unrealized depreciation (appreciation) from investments in securities of unaffiliated issuers	(505,973)
Changes in Assets and Liabilities:
(Increase)/decrease in interest receivable	(3,903,470)
(Increase)/decrease in receivables for investments sold	(5,836,744)
(Increase)/decrease in receivable from Advisor	(24,356)
Increase/(decrease) in interest payable	1,051,443
Increase/(decrease) in management fee payable	207,174
Increase/(decrease) in incentive fee payable	282,222
Increase/(decrease) in payables for investments purchased	(2,757,335)
Increase/(decrease) in accrued expenses	1,216,596

Net cash provided by/(used in) operating activities	$(196,471,983)

Financing activities
Proceeds from issuance of shares, net of subscriptions received in advance	$88,255,000
Distributions, net of distributions payable	(1,745,326)
Borrowings under lines of credit	212,000,000
Repayments to lines of credit	(88,500,000)

Net cash provided by/(used in) financing activities	$210,009,674

Net increase/(decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	$13,537,691
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of the period	18,923,796

Cash and cash equivalents and restricted cash and restricted cash equivalents at end of the period	$32,461,487

Supplemental information and non-cash activities
Interest paid on lines of credit	$6,179,771
Issuance of shares in connection with distribution reinvestment plan	6,672,356
Investments purchased through participation agreements	7,800,000
Borrowings incurred through participation agreements	7,800,000
Reconciliation to the Consolidated Statement of Assets and Liabilities
Cash and cash equivalents	$16,003,645
Restricted cash and restricted cash equivalents	16,457,842

Total cash and cash equivalents and restricted cash and restricted cash equivalents	$32,461,487

The Company commenced operations on April 3, 2023, thus there is no Consolidated Statement of Cash Flows presented for the three month period ended March 31, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of March 31, 2024 (Unaudited)

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured Advertising
Finn Partners, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.65% /1.00%	11.95%		7/1/2026	$1,684,340	$1,671,529	$1,672,076	0.39%
Finn Partners, Inc. Second Amendment Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.65% /1.00%	11.95%		7/1/2026	3,265,508	3,240,441	3,241,669	0.76%

							$4,911,970	$4,913,745	1.15%
Aerospace & Defense
Heads Up Technologies, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% /1.00%	10.88%		8/10/2028	$4,949,749	$4,911,553	$4,949,749	1.16%
PPW Aero Buyer, Inc. Term Loan (Whitcraft LLC )	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% /1.00%	12.30%		2/15/2029	4,974,874	4,974,874	4,962,952	1.16%

							$9,886,427	$9,912,701	2.32%
Air Freight & Logistics
AMEX Holding III Corp Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.65% /1.00%	11.96 1.00	% / %	3/31/2028	$211,193	$209,700	$190,492	0.04%
AMEX Holding III Corp Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.65% /1.00%	11.96 1.00	% / %	3/31/2028	4,749,912	4,716,709	4,284,317	1.00%
Gulf Winds International Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 7.10% /1.00%	12.43%		12/16/2028	4,962,312	4,957,462	4,931,953	1.15%
Solairus Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.35% /1.00%	10.53%		7/23/2029	4,721,176	4,721,176	4,691,400	1.10%

							$14,605,047	$14,098,162	3.29%
Alternative Carriers
Meriplex Communications, Ltd. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% /0.75%	10.43%		7/17/2028	$4,982,096	$4,984,272	$4,965,691	1.16%
Application Software
Anaplan, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 6.50% /0.75%	11.81%		6/21/2029	$5,000,000	$4,978,155	$4,991,043	1.17%
Avetta, LLC Term Loan B	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% /1.00%	11.08%		10/18/2030	2,038,962	2,029,653	2,031,888	0.47%
BASYS LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.50% /1.00%	9.80%		12/9/2027	4,860,537	4,829,324	4,860,537	1.14%
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 1.00% /0.75%	1.00 3.50	% / %	11/19/2029	—	(175)	—	0.00%
Echo Purchaser, Inc. Term Loan (Exostar)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% /0.75%	10.83 3.50	% / %	11/19/2029	647,523	640,595	640,941	0.15%
GS Acquisitionco, Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% /1.00%	0.50%		5/25/2028	—	(5,971)	(5,971)	0.00%
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% /1.00%	0.50%		5/25/2028	—	(11,935)	(11,935)	0.00%
Legal Spend Holdings, LLC 2nd Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% /0.75%	11.08%		5/14/2029	257,442	257,442	257,442	0.06%
Legitscript LLC Delayed Draw Loan	(1)(2)(3)(4)(5)(6)(7)(12)	1M SOFR + 1.00% /0.75%	1.00%		6/24/2029	100,534	86,468	87,779	0.02%
Legitscript LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.75% /0.75%	11.08%		6/24/2029	3,920,151	3,866,990	3,872,496	0.90%
NinjaTrader Group, LLC Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 7.15% /1.50%	12.48%		12/18/2026	3,630,984	3,604,683	3,603,171	0.84%
Pacific Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 1.00% /1.00%	1.00%		10/2/2028	—	(3,421)	(3,521)	0.00%
Pacific Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.25% /1.00%	11.43%		10/2/2028	1,966,901	1,918,942	1,917,729	0.45%
Pacific Purchaser, LLC Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% /1.00%	0.50%		10/2/2028	—	(4,282)	—	0.00%
PDI TA Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% /0.75%	0.50%		2/3/2031	—	(8,678)	(8,867)	0.00%
PDI TA Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.50% /0.75%	10.83%		2/3/2031	$4,666,667	$4,621,826	$4,620,000	1.08%
PDI TA Holdings, Inc. Revolving Credit	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% /0.75%	0.50%		2/3/2031	—	(5,481)	(5,600)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of March 31, 2024 (Unaudited)

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Application Software (continued)
PracticeTek Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	—	(2,609)	(6,637)	0.00%
PracticeTek Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.75% / 1.00%	11.08%	8/30/2029	1,973,959	1,942,464	1,931,254	0.45%
Spark Purchaser, Inc. Revolving Credit	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% / 1.00%	0.50%	4/1/2030	—	(16,173)	(16,173)	0.00%
Spark Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.25% / 1.00%	6.25%	4/1/2031	5,175,389	5,071,881	5,071,881	1.18%
Superjet Buyer, LLC Initial Term Loan (EFI Productivity Software)	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.61% / 0.75%	10.94%	12/30/2027	1,518,472	1,513,630	1,512,822	0.35%
TCP Hawker Intermediate LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	8/28/2026	—	—	—	0.00%
TCP Hawker Intermediate LLC Incremental Term Loan (First Lien) (TimeClock Plus)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	11.46%	8/28/2026	224,842	224,842	224,842	0.05%
TCP Hawker Intermediate LLC Incremental Term Loan (TimeClock Plus)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	11.46%	8/28/2026	101,399	101,399	101,399	0.02%
Trintech Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.83%	7/25/2029	4,987,500	4,895,671	4,897,416	1.14%

						$40,525,240	$40,563,936	9.47%
Asset Management & Custody Banks
Cerity Partners Equity Holding LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% / 1.00%	0.50%	7/28/2028	—	$—	$—	0.00%
Cerity Partners Equity Holding LLC Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.50% / 1.00%	11.84%	7/30/2029	4,694,716	4,694,716	4,694,716	1.10%
Petra Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/15/2030	—	(11,997)	—	0.00%
Petra Borrower, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	11.06%	11/15/2030	3,250,000	3,187,319	3,188,257	0.74%
Petra Borrower, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	0.50%	11/15/2029	275,000	265,581	275,000	0.06%
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.81%	10/4/2027	3,814,530	3,809,556	3,804,596	0.89%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.84%	10/4/2027	1,160,041	1,160,041	1,153,146	0.27%
Wealth Enhancement Group, LLC May 2022 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 0.50% / 1.00%	0.50%	10/4/2027	1,912,866	1,912,372	1,912,866	0.45%

						$15,017,588	$15,028,581	3.51%
Auto Parts & Equipment
ETE Intermediate II LLC Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	5/29/2029	$—	$(6,001)	$(4,203)	0.00%
ETE Intermediate II LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.84%	5/29/2029	1,949,554	1,899,684	1,914,790	0.45%
M&D MidCo, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.65% / 1.00%	10.99%	8/31/2028	1,767,863	1,740,897	1,739,276	0.41%
M&D MidCo, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.65% / 1.00%	10.99%	8/31/2028	592,063	583,025	592,063	0.14%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 1.00% / 0.00%	1.00%	5/17/2029	—	—	9,893	0.00%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 1.00% / 0.00%	1.00%	5/17/2029	—	—	9,893	0.00%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.10% / 1.00%	12.42%	5/17/2029	4,962,500	4,962,500	4,962,500	1.16%
Transgo, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 2.00%	11.33%	12/29/2028	4,852,509	4,805,808	4,803,984	1.12%
Transgo, LLC Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% / 2.00%	0.50%	12/29/2028	—	(5,879)	(6,050)	0.00%
Truck-Lite Co., LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2031	—	(9,317)	(9,317)	0.00%
Truck-Lite Co., LLC Initial Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2030	20,741	11,473	11,473	0.00%
Truck-Lite Co., LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 0.75%	11.06%	2/13/2031	5,755,556	5,681,395	5,681,395	1.33%

						$19,663,585	$19,705,697	4.61%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of March 31, 2024 (Unaudited)

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Automobile Manufacturers
JHCC Holdings LLC 2021-A Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.70%	9/9/2026	$909,767	$910,221	$908,210	$0.21%
JHCC Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	10.55%	9/9/2026	4,065,233	4,067,265	4,058,277	0.95%

						$4,977,486	$4,966,487	1.16%
Building Products
AllMark Acquisition, LLC Initial Term Loan (AllMark Door)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	10.68%	5/4/2028	$4,962,121	$4,927,826	$4,955,523	1.16%
Arch Cutting Tools Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.85% / 0.00%	10.15%	4/1/2026	4,948,660	4,932,923	4,921,078	1.15%
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)(14)	3M SOFR + 1.00% / 1.00%	1.00%	11/8/2029	—	(4,590)	(4,590)	0.00%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)(14)	3M SOFR + 6.00% / 1.00%	11.32%	11/8/2029	1,763,633	1,738,689	1,738,690	0.41%

						$11,594,848	$11,610,701	2.72%
Commodity Chemicals
Guy Chemical Company, LLC U.S. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.60% / 1.00%	9.93%	11/9/2027	$4,949,622	$4,917,862	$4,887,951	1.14%
Construction & Engineering
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 0.75% / 1.00%	0.75%	6/28/2030	$757,676	$742,498	$757,676	0.18%
Ambient Enterprises Holdco LLC Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% / 1.00%	0.50%	12/7/2029	—	(14,844)	—	0.00%
Ambient Enterprises Holdco LLC Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	11.32%	6/28/2030	4,064,681	3,995,151	4,007,375	0.94%
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 0.75%	1.00%	7/31/2026	430,693	427,221	430,693	0.10%
Diverzify Intermediate LLC Second Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.86% / 1.00%	11.19%	5/11/2027	490,899	487,926	490,899	0.11%
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	6M SOFR + 5.86% / 1.00%	11.19%	5/11/2027	4,458,750	4,428,048	4,458,750	1.04%
ESP Associates, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.00%	11.93%	7/24/2028	4,828,690	4,752,913	4,742,788	1.11%
OSR Opco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 1.00% / 1.50%	1.00%	3/15/2029	—	—	—	0.00%
OSR Opco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	11.33%	3/15/2029	5,333,333	5,266,667	5,266,667	1.23%
OSR Opco LLC Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% / 1.00%	0.50%	3/15/2029	—	(19,830)	(19,830)	0.00%
PVI Holdings, Inc. Last Out Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.49% / 1.00%	11.79%	1/18/2028	6,912,324	6,899,279	6,912,324	1.61%
Verdantas LLC 2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 1.00%	0.00%	7/1/2026	—	(29,406)	(32,625)	-0.01%
Verdantas LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 7.10% / 1.00%	12.43%	7/1/2026	1,645,875	1,623,907	1,621,187	0.38%
Vertex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 0.75%	1.00%	11/8/2030	1,654,267	1,628,463	1,654,267	0.39%
Vertex Service Partners, LLC Revolving Facility	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	11/8/2030	—	(5,797)	—	0.00%
Vertex Service Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	10.90%	11/8/2030	1,895,993	1,869,153	1,871,363	0.44%

						$32,051,349	$32,161,534	7.52%
Construction Materials
Cube Industrials Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.75%	11.30%	10/18/2030	$1,729,315	$1,717,158	$1,718,964	0.40%
Javelin Acquisition Vehicle, LLC Last Out Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 6.79% / 1.00%	12.12%	11/3/2026	1,742,070	1,742,070	1,736,126	0.41%
Javelin Acquisition Vehicle, LLC Second Amendment Incremental Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.82% / 1.00%	12.14%	11/3/2026	2,710,553	2,665,006	2,663,924	0.62%

						$6,124,234	$6,119,014	1.43%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of March 31, 2024 (Unaudited)

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Data Processing & Outsourced Services
Affinipay Midco, LLC Fifth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	10.81%	6/9/2028	$250,000	$250,000	$250,000	0.06%
Penncomp, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 1.00% / 1.50%	1.00%	10/17/2028	—	(25,010)	(39,122)	-0.01%
Penncomp, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.50%	11.93%	10/17/2028	2,574,365	2,520,207	2,518,911	0.59%

						$2,745,197	$2,729,789	0.64%
Distributors
RPM Purchaser, Inc. Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 2.00%	1.00%	9/11/2028	$553,571	$537,498	$513,393	0.12%
RPM Purchaser, Inc. Effective Date Term Loan B	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 6.51% / 2.00%	11.86%	9/11/2028	3,908,929	3,832,460	3,762,344	0.88%

						$4,369,958	$4,275,737	1.00%
Diversified Chemicals
Opta Inc. Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 7.01% / 1.50%	12.33%	11/8/2028	$6,982,500	$6,913,370	$6,913,370	1.61%
V Global Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 0.75%	11.22%	12/22/2027	4,962,121	4,943,247	4,957,932	1.16%

						$11,856,617	$11,871,302	2.77%
Diversified Support Services
Accent Building Materials Holdings LLC Term B Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	8/6/2029	$417,857	$384,959	$417,857	0.10%
Accent Building Materials Holdings LLC Term Loan B	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.00%	11.93%	8/6/2029	3,928,571	3,836,754	3,870,143	0.90%
AI Fire Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	3/22/2027	46,193	43,854	46,193	0.01%
AI Fire Buyer, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.91%	3/22/2027	156,056	153,563	153,613	0.04%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	11.72%	7/22/2027	6,218,222	6,210,211	6,218,222	1.45%
Certified Collision Group Acquisition Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.01% / 1.00%	11.31%	5/17/2027	2,092,461	2,071,132	2,068,942	0.48%
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	5/19/2028	—	(3,091)	—	0.00%
FLS Holding, Inc. Term B Loan (FLS Transportation Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.73%	12/15/2028	4,962,312	4,907,293	4,880,670	1.14%
FMG Suite Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.35% / 1.00%	10.68%	10/30/2026	861,390	853,546	849,242	0.20%
FMG Suite Holdings, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 0.38% / 1.00%	0.38%	10/30/2026	59,029	55,043	52,863	0.01%
FMG Suite Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.93%	10/30/2026	3,696,983	3,670,139	3,644,843	0.85%
Primeflight Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	12.28%	5/1/2029	6,957,475	6,916,520	6,935,348	1.62%
Visu-Sewer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	11.21%	11/8/2029	4,987,500	4,928,928	4,927,744	1.15%

						$34,028,851	$34,065,680	7.95%
Education Services
Cambium Learning Group, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.75%	10.92%	7/20/2028	$5,959,275	$5,906,141	$5,904,630	1.38%
Electric Utilities
Central Moloney, LLC 2024-1 Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.75% / 1.00%	12.05%	10/20/2028	$7,000,000	$6,864,079	$6,860,000	1.60%
Electrical Components & Equipment
Inventus Power, Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	6/30/2025	$—	$(7,371)	$—	0.00%
Inventus Power, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.61% / 1.00%	12.94%	6/30/2025	3,120,045	3,054,874	3,059,504	0.71%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of March 31, 2024 (Unaudited)

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Electrical Components & Equipment (continued)
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	(1)(2)(3)(4)(5)(6)(7)(12)(14)	3M SOFR + 1.00% / 1.00%	1.00%	2/26/2027	192,360	187,285	187,285	0.04%
Wildcat Buyerco, Inc. Incremental Term Loan (NSI Industries)	(1)(2)(3)(4)(5)(7)(12)(14)	3M SOFR + 5.75% / 1.00%	11.06%	2/26/2027	2,077,227	2,048,037	2,048,036	0.48%

						$5,282,825	$5,294,825	1.23%
Electronic Equipment & Instruments
Fortis Payment Systems, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	11.20%	2/13/2026	$4,948,718	$4,929,404	$4,946,705	1.16%
REE Holdings III Corp. Term Loan (Rees Scientific Corporation)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	10.33%	11/4/202 8	4,949,875	4,891,703	4,943,401	1.15%

						$9,821,107	$9,890,106	2.31%
Electronic Manufacturing Services
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 1.00% / 1.00%	1.00%	10/5/2027	$8,699	$5,074	$4,824	0.00%
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Term A Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.75% / 1.00%	12.04%	10/5/2027	2,603,889	2,578,781	2,577,512	0.60%

						$2,583,855	$2,582,336	0.60%
Environmental & Facilities Services
AVW WV Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 7.26% / 1.00%	12.56%	3/17/2027	$2,590,811	$2,563,156	$2,561,535	0.60%
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 1.00% / 1.00%	1.00%	11/19/2029	—	(5,097)	(5,330)	0.00%
HEF Safety Ultimate Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	11.05%	11/19/2029	2,599,313	2,549,883	2,547,327	0.59%
Hobbs & Associates, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.25% / 1.00%	11.56%	4/11/2029	2,074,039	2,076,900	2,074,039	0.48%
Hobbs & Associates, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.25% / 1.00%	11.56%	4/11/2029	2,012,019	1,976,643	1,973,992	0.46%
O6 Environmental, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.15% / 1.00%	11.45%	6/30/2027	1,056,102	1,049,815	1,049,269	0.25%
O6 Environmental, LLC Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.15% / 1.00%	11.46%	6/30/2027	1,437,610	1,415,831	1,413,933	0.33%
Rotolo Consultants, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 7.21% / 1.00%	12.55%	12/20/2026	3,168,130	3,106,223	3,144,861	0.73%

						$14,733,354	$14,759,626	3.44%
Food Distributors
Costanzo’s Bakery, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 1.00% / 1.00%	1.00%	6/18/2027	$—	$(2,480)	$(2,480)	0.00%
Costanzo’s Bakery, LLC Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	10.55%	6/18/2027	2,992,389	2,956,390	2,954,530	0.69%

						$2,953,910	$2,952,050	$0.69%
Health Care Equipment
Blades Buyer, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.43%	3/28/2028	$4,962,121	$4,943,749	$4,962,121	1.16%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 6.60% / 1.00%	11.93%	6/10/2027	5,000,000	5,000,000	5,000,000	1.17%
Medical Device Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.00%	11.90%	7/11/2029	4,422,222	4,331,369	4,337,325	1.01%
Medical Device Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	7/11/2029	—	—	(9,975)	0.00%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.50% / 1.00%	11.96%	12/4/2025	4,987,500	4,906,552	4,945,581	1.15%
SunMed Group Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.75%	10.91%	6/16/2028	4,961,832	4,851,364	4,863,362	1.14%

						$24,033,034	$24,098,414	5.63%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of March 31, 2024 (Unaudited)

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Facilities
Community Care Partners, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 6.11% / 1.00%	11.44%	6/10/2026	$1,987,591	$1,980,151	$1,834,546	0.43%
Community Care Partners, LLC Delayed Draw Term B Loan	(1)(2)(3)(4)(5)(7)(8)(12)	1M SOFR + 1.00% / 1.00%	1.00%	6/10/2026	—	(1,135)	(22,938)	-0.01%
IPC Pain Acquisition, LLC Delayed Draw Tem Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 5.86% / 1.00%	11.19%	5/19/2027	2,694,570	2,656,605	2,694,570	0.63%
SDG Mgmt Company, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 1.00% / 0.75%	1.00%	5/26/2028	532,585	528,797	529,365	0.12%
SDG Mgmt Company, LLC Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.60% / 0.75%	10.93%	7/3/2028	1,572,981	1,552,733	1,572,981	0.37%

						$6,717,151	$6,608,524	1.54%
Health Care Services
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 1.00% / 1.00%	1.00%	12/14/2026	$—	$(34,346)	$(34,346)	-0.01%
CCHN Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 0.00%	0.00%	4/1/2030	—	(119,681)	(119,681)	-0.03%
CVAUSA Management, LLC Primary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	5/22/2029	—	(11,437)	—	0.00%
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	5/22/2029	—	(6,966)	—	0.00%
CVAUSA Management, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.74%	5/22/2029	1,974,995	1,962,718	1,969,138	0.46%
Elevate HD Parent, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 6.10% / 1.00%	11.43%	8/20/2029	4,975,000	4,883,023	4,897,057	1.14%
Fort B.V. 2024 Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.00% / 0.00%	11.18%	5/3/2029	6,000,000	5,941,334	5,941,334	1.39%
GI MSO, Inc. Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.35% / 1.00%	11.65%	6/5/2025	4,962,217	4,939,102	4,939,995	1.15%
Hanger, Inc. Amendment No. 2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 6.25% / 1.00%	11.58%	10/3/2028	1,159,366	1,130,557	1,131,331	0.26%
Hanger, Inc. Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	10/3/2028	357,569	344,475	357,569	0.08%
Home Care Assistance, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.41%	3/30/2027	3,009,623	2,989,878	3,009,623	0.70%
Houseworks Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	12/15/2028	—	—	(47,500)	-0.01%
Houseworks Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	11.99%	12/15/2028	2,487,500	2,368,910	2,440,238	0.57%
MB2 Dental Solutions, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 0.75%	11.32%	2/13/2031	4,312,287	4,271,439	4,269,164	1.00%
MB2 Dental Solutions, LLC Revolving Commitment	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2031	—	(2,931)	(2,986)	0.00%
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2031	—	—	—	0.00%
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2031	—	—	—	0.00%
Medina Health, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2028	58,989	51,323	58,989	0.01%
Medina Health, LLC Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.25% / 1.00%	11.56%	10/20/2028	3,090,633	3,030,797	3,028,820	0.71%
Medrina, LLC Initial Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	10/20/2029	—	(8,721)	—	0.00%
Medrina, LLC Initial Term Loan Facility	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.74%	10/20/2029	3,714,096	3,624,975	3,631,762	0.85%
Medrina, LLC Revolving Facility	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2029	—	(12,376)	—	0.00%
NORA Acquisition, LLC Revolving Credit	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2029	—	(9,339)	—	0.00%
NORA Acquisition, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.37% / 1.00%	11.68%	8/31/2029	3,095,071	3,019,613	3,017,694	0.70%
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 1.00% / 1.00%	1.00%	10/30/2025	339,005	336,596	336,172	0.08%
North Haven USHC Acquisition, Inc. Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.35% / 1.00%	11.67%	10/30/2025	2,706,884	2,683,011	2,679,003	0.63%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of March 31, 2024 (Unaudited)

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
OIA Acquisition, LLC Effective Date Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.35% / 1.00%	10.57%	10/19/2027	4,949,367	4,919,085	4,949,367	1.16%
RCP TCT, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 4.86% / 1.00%	10.19%	12/31/2027	4,441,367	4,413,660	4,242,698	0.99%
Salt Dental Collective, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	12.18%	2/15/2028	4,981,250	4,935,455	4,899,307	1.14%
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.41%	3/30/2027	1,849,216	1,838,237	1,845,248	0.43%
TheKey, LLC Tranche B-1 Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.41%	3/30/2027	90,737	90,198	90,542	0.02%
US Fertility Enterprises, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.68% / 1.00%	11.85%	12/21/2027	4,949,367	4,917,719	4,917,126	1.15%

						$62,486,308	$62,447,664	14.57%
Health Care Technology
Bobcat Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 0.75%	11.56%	6/14/2030	$473,809	$465,062	$473,809	0.11%
Bobcat Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 0.75%	11.56%	6/14/2030	1,516,191	1,488,147	1,503,299	0.35%
Medical Technology Solutions, LLC Delayed Draw C Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.40% / 1.00%	11.71%	4/27/2026	1,328,845	1,301,199	1,328,845	0.31%
Medical Technology Solutions, LLC Delayed Draw D Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 1.00%	0.00%	12/18/2030	—	(3,794)	—	0.00%
Medical Technology Solutions, LLC Sixth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.40% / 1.00%	11.71%	4/27/2026	1,451,763	1,422,077	1,428,882	0.33%

						$4,672,691	$4,734,835	1.10%
Heavy Electrical Equipment
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	10/11/2028	$—	$(866)	$—	0.00%
Faraday Buyer, LLC First Amendment Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.31%	10/11/2028	585,127	576,033	579,061	0.14%

						$575,167	$579,061	0.14%
Highways & Railtracks
R1 Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.56%	12/29/2028	$4,962,312	$4,917,660	$4,908,665	1.15%
Hotels, Resorts & Cruise Lines
Pyramid Management Advisors, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.25%	12.32%	1/19/2027	$4,962,406	$4,918,624	$4,962,406	1.16%
Household Appliances
Evriholder Acquisition, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.90% / 1.50%	12.21%	1/24/2028	$3,975,000	$3,927,328	$3,925,313	0.92%
WF Enterprises, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.35% / 1.00%	9.57%	11/9/2027	4,578,187	4,551,050	4,570,237	1.07%

						$8,478,378	$8,495,550	1.99%
Housewares & Specialties
AXIS PORTABLE AIR LLC Fifth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	3/22/2028	$1,825,824	$1,791,654	$1,746,144	0.41%
Axis Portable Air, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	11.21%	3/22/2028	879,371	871,020	874,252	0.20%

						$2,662,674	$2,620,396	0.61%
Human Resource & Employment Services
Zenith American Holding, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 0.00%	10.45%	12/13/2024	$4,938,505	$4,935,616	$4,938,139	1.15%
Industrial Machinery
Astro Acquisition, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	10.82%	12/13/2027	$8,000,000	$7,920,319	$7,920,319	1.85%
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	12/07/2028	4,223,016	4,153,258	4,223,016	0.99%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of March 31, 2024 (Unaudited)

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Industrial Machinery (continued)
Orion Group HoldCo, LLC Term Loan (Astra Services Partners)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	11.61%	3/19/2027	4,438,304	4,415,594	4,416,470	1.03%
P.T. International LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.65% / 1.00%	9.98%	6/30/2027	4,974,747	4,947,275	4,970,239	1.16%
Sonny’s Enterprises, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	8/5/2028	563,040	551,116	563,040	0.13%
Sonny’s Enterprises, LLC Restatement Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.90% / 1.00%	12.22%	8/5/2028	4,068,736	4,017,714	4,030,661	0.94%
Tank Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 0.75%	11.18%	3/31/2028	4,962,121	4,892,174	4,859,402	1.13%

						$30,897,450	$30,983,147	7.23%
Insurance Brokers
Alera Group, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 0.75%	1.00%	11/17/2025	$33,296	$15,425	$33,296	0.01%
Integrity Marketing Acquisition, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.02% / 0.75%	11.36%	8/27/2026	2,869,552	2,841,711	2,853,924	0.67%
Keystone Agency Partners LLC Term A Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.65% / 1.00%	10.95%	5/3/2027	2,984,741	2,958,192	2,957,585	0.69%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 1.00% / 0.75%	1.00%	11/1/2029	—	(33)	—	0.00%
Oakbridge Insurance Agency LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	11.08%	11/1/2029	453,996	450,703	451,277	0.11%
Peter C. Foy & Associates Insurance Services, LLC Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 1.00% / 0.75%	1.00%	11/1/2028	—	—	(20,586)	0.00%
Peter C. Foy & Associates Insurance Services, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 0.75%	11.83%	11/1/2028	2,487,500	2,437,411	2,410,837	0.56%

						$8,703,409	$8,686,333	2.04%
Interactive Home Entertainment
Five Star Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.50%	1.00%	2/23/2028	$55,696	$48,383	$46,502	0.01%
Track Branson Opco, LLC, The Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.50% / 1.50%	0.50%	2/23/2028	$—	(5,881)	(4,519)	0.00%
Track Branson OpCo, LLC, The Term Loan A	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 7.15% / 1.50%	12.49%	2/23/2028	$1,627,405	1,586,192	1,574,138	0.37%

						$1,628,694	$1,616,121	0.38%
Investment Banking & Brokerage
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 1.00% / 0.75%	1.00%	6/30/2028	$—	$(17,056)	$(17,597)	0.00%
Cherry Bekaert Advisory LLC Amendment No. 1 Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 0.75%	11.08%	6/30/2028	2,178,946	2,152,232	2,151,709	0.50%

						$2,135,176	$2,134,112	0.50%
IT Consulting & Other Services
ACP Avenu Buyer, LLC Delayed TL	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2029	$274,107	$264,791	$266,320	0.06%
ACP Avenu Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2029	—	(5,848)	(6,027)	0.00%
ACP Avenu Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.25% / 1.00%	11.58%	10/2/2029	1,557,422	1,523,687	1,522,380	0.36%
Alta Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.53% / 1.00%	10.83%	12/21/2027	1,117,042	1,102,165	1,117,042	0.26%
Alta Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.53% / 1.00%	10.83%	12/21/2027	3,790,906	3,741,358	3,739,123	0.87%
Aptean Acquiror Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 0.50% / 0.75%	0.50%	1/30/2031	41,439	37,096	37,181	0.01%
Aptean Acquiror Inc. Revolving Credit	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% / 0.75%	0.50%	1/30/2031	—	(4,264)	(4,369)	0.00%
Aptean Acquiror Inc. Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 0.75%	10.57%	1/30/2031	4,711,640	4,666,087	4,688,082	1.09%
BCM One, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.00%	9.92%	11/17/2027	4,852,976	4,828,480	4,852,976	1.13%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of March 31, 2024 (Unaudited)

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
IT Consulting & Other Services (continued)
By Light Professional IT Services LLC Existing Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.03% / 1.00%	12.37%	5/16/2025	1,924,550	1,921,444	1,924,260	0.45%
Enverus Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% / 0.75%	0.50%	12/24/2029	—	(5,840)	—	0.00%
Enverus Holdings, Inc.Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 1.00% / 0.75%	1.00%	12/24/2029	—	(1,945)	—	0.00%
Enverus Holdings, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 0.75%	10.83%	12/24/2029	5,328,185	5,252,698	5,257,363	1.23%
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2029	—	—	—	0.00%
Guidepoint Security Holdings, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.32%	10/2/2029	301,860	301,860	301,860	0.07%
IG Investments Holdings, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.10% / 0.75%	11.41%	9/22/2028	5,984,655	5,984,655	5,984,655	1.40%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.00%	12.19%	7/26/2027	3,465,000	3,377,694	3,398,805	0.79%
Lighthouse Technologies Holding Corp. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.15% / 1.00%	10.46%	4/30/2025	176,291	176,291	176,291	0.04%
Lighthouse Technologies Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.15% / 1.00%	10.46%	4/30/2025	4,980,828	4,980,828	4,980,828	1.16%
Lighthouse Technologies Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% / 1.00%	0.50%	4/30/2025	—	—	—	0.00%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	6/15/2029	88,000	82,415	88,000	0.02%
Rural Sourcing Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	6/15/2029	—	(6,729)	—	0.00%
Rural Sourcing Holdings, Inc. Tranche B Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.43%	6/15/2029	1,572,120	1,530,975	1,529,962	0.36%
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 2.00%	1.00%	8/20/2027	837,508	808,814	801,123	0.19%
Upstack Holdco Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 2.00%	11.43%	8/20/2027	964,632	952,901	944,570	0.22%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 2.00%	11.28%	8/20/2027	1,978,116	1,948,218	1,936,976	0.45%
VRC Companies, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.76% / 1.00%	11.07%	6/29/2027	4,961,785	4,924,003	4,961,785	1.16%
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 0.75% / 1.00%	0.75%	6/29/2027	220,000	210,418	210,000	0.05%

						$48,592,252	$48,709,186	11.37%
Leisure Facilities
Concert Golf Partners Holdco LLC Initial Term Loan (2022)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.00%	10.98%	4/2/2029	$4,962,121	$4,962,121	$4,961,493	1.16%
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	4/27/2029	—	(18,410)	—	0.00%
Excel Fitness Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.80%	4/27/2029	3,316,667	3,241,118	3,313,605	0.77%
PF Growth Partners, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.16% / 1.00%	10.48%	7/11/2025	4,960,938	4,947,593	4,953,066	1.16%

						$13,132,422	$13,228,164	3.09%
Leisure Products
BCI Burke Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.76% / 1.00%	11.06%	12/14/2027	$1,399,939	$1,391,840	$1,399,237	0.33%
KSKI Holdings 2, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	6M SOFR + 7.25% / 1.25%	12.48%	6/30/2028	4,975,000	4,843,443	4,871,614	1.14%
Painful Pleasures, LLC Term Loan fka Artifex	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 4.86% / 1.00%	10.19%	8/30/2024	1,205,609	1,204,857	1,205,609	0.28%
Painful Pleasures, LLC Third Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 5.11% / 1.00%	10.44%	8/30/2024	3,743,000	3,735,192	3,735,983	0.87%

						$11,175,332	$11,212,443	2.62%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of March 31, 2024 (Unaudited)

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Life Sciences Tools & Services
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.85% / 1.00%	12.15%		12/30/2026	$2,621,479	$2,608,745	$2,606,615	0.61%
KL Charlie Acquisition Company Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.85% / 1.00%	12.15%		12/30/2026	3,363,407	3,315,670	3,310,669	0.77%
KL Moon Acquisition, LLC 2024 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 7.00% / 1.00%	12.29%		2/1/2029	651,237	632,292	631,700	0.15%
KL Moon Acquisition, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 7.00% / 1.00%	12.31%		2/1/2029	1,632,861	1,609,684	1,607,959	0.38%
KL Moon Acquisition, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 1.00% / 1.00%	1.00%		2/1/2029	350,163	350,184	350,163	0.08%
RN Enterprises, LLC Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	11.09%		12/23/2025	5,073,496	5,045,839	5,062,346	1.18%

							$13,562,414	$13,569,452	3.17%
Metal & Glass Containers
Keg Logistics LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.16% / 1.00%	11.48%		11/23/2027	$4,466,747	$4,405,463	$4,405,463	1.03%
Office Services & Supplies
Ergotron Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.86% / 0.75%	11.19%		7/6/2028	$4,962,217	$4,962,217	$4,962,217	1.16%
Oil & Gas Equipment & Services
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 8.60% / 2.00%	13.92%		7/31/2028	$933,333	$910,583	$928,984	0.22%
Jones Industrial Holdings, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 8.60% / 2.00%	13.93%		7/31/2028	3,925,000	3,854,673	3,829,414	0.89%

							$4,765,256	$4,758,398	1.11%
Other Diversified Financial Services
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.35% / 0.75%	10.53%		10/1/2027	$1,137,282	$1,128,569	$1,097,647	0.26%
Citrin Cooperman Advisors LLC 2022-2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	6M SOFR + 6.35% / 0.75%	10.57%		10/1/2027	3,830,846	3,751,659	3,644,027	0.85%
Convera International Financial S.a r.l. Incremental Term Loan	(1)(2)(3)(4)(5)(7)(9)(12)	3M SOFR + 6.15% / 0.75%	11.46%		3/1/2028	2,977,500	2,920,926	2,934,298	0.68%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%		6/15/2027	459,831	447,946	442,178	0.10%

							$8,249,100	$8,118,150	1.89%
Packaged Foods & Meats
Chef Merito, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 1.00% / 1.00%	1.00%		7/15/2028	$—	$(10,097)	$(178)	0.00%
Chef Merito, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 1.00% / 1.00%	1.00%		7/15/2028	—	(10,097)	(178)	0.00%
Chef Merito, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 1.00% / 1.00%	1.00%		7/15/2028	—	(8,064)	(156)	0.00%
Chef Merito, LLC First Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.65% / 1.00%	11.96%		7/15/2028	2,577,704	2,517,752	2,514,679	0.59%
Gastronome Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.65% / 1.00%	9.95%		11/18/2027	4,717,668	4,688,801	4,710,733	1.10%
Huron Bidco, INC. Incremental Term Loan B1 (KNPC Holdco)	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.85% / 1.00%	12.03 1.00	% / %	10/22/2029	742,641	733,570	733,306	0.17%
KNPC Holdco, LLC Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.60% / 1.00%	10.78 1.00	% / %	10/22/2029	4,926,366	4,864,128	4,862,324	1.14%
Nellson Nutraceutical, LLC Term A-1 Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	11.23%		12/23/2025	4,972,844	4,938,050	4,836,091	1.13%
Patriot Foods Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 0.00%	11.33%		12/22/2029	4,987,500	4,929,127	4,925,554	1.15%
Signature Brands, LLC Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	1M SOFR + 1.00% / 1.75%	1.00 3.00	% / %	5/4/2028	4,506,613	4,443,442	4,497,270	1.05%
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%		2/9/2028	144,488	141,084	144,488	0.03%
ZB Holdco LLC 2023-1 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.65% / 1.00%	10.96%		2/9/2028	155,422	152,371	154,469	0.04%

							$27,380,067	$27,378,402	6.40%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of March 31, 2024 (Unaudited)

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Paper Packaging
Arctic Holdco, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.10% / 1.00%	11.40%		12/23/2026	$5,573,124	$5,573,124	$5,573,124	1.30%
Arctic Holdco, LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 0.50% / 1.00%	0.50%		12/23/2026	$257,470	257,470	257,470	0.06%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 1	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 6.35% / 1.50%	11.67%		3/5/2027	$2,736,250	2,674,461	2,674,838	0.62%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 2	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 6.35% / 1.50%	11.67%		3/5/2027	$2,238,750	2,188,156	2,188,695	0.51%

							$10,693,211	$10,694,127	2.49%
Personal Products
Kinetic Purchaser, LLC—Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	11.46%		11/10/2027	$2,481,250	$2,389,976	$2,390,301	0.56%
Loving Tan Intermediate II Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.02% / 1.00%	12.33%		5/31/2028	2,748,122	2,678,646	2,674,475	0.62%
Loving Tan Intermediate II Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 0.50% / 1.00%	0.50%		5/31/2028	171,111	163,296	171,111	0.04%
RoC Holdco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	11.31%		2/21/2031	4,268,000	4,226,139	4,226,139	0.99%
RoC Holdco LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% / 1.00%	0.50%		2/21/2030	—	(7,236)	(7,236)	0.00%

							$9,450,821	$9,454,790	2.21%
Pharmaceuticals
Bamboo US BidCo LLC Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00 3.75	% / %	9/30/2030	$11,520	$11,437	$11,520	0.00%
Bamboo US BidCo LLC Initial Dollar Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.00%	8.69 3.75	% / %	9/30/2030	695,488	688,451	691,337	0.16%
Pet FLavor, LLC Term A Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	10.55%		12/15/2026	4,961,929	4,934,318	4,961,929	1.16%
Sequon, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.51% / 1.00%	11.81%		12/29/2026	4,950,682	4,924,547	4,898,231	1.14%

							$10,558,753	$10,563,017	2.46%
Property & Casualty Insurance
Neptune Flood Incorporated Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.50% / 1.50%	0.50%		5/8/2029	$—	$(2,532)	$(72)	0.00%
Neptune Flood Incorporated Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.50%	11.40%		5/8/2029	2,687,685	2,641,253	2,618,320	0.61%

							$2,638,721	$2,618,248	0.61%
Real Estate Development
Discovery SL Management, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	11.08%		3/18/2030	$1,750,000	$1,729,038	$1,729,038	0.40%
Discovery SL Management, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 1.00% / 1.00%	1.00%		3/18/2030	48,667	46,623	46,623	0.01%
Discovery SL Management, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 1.00% / 1.00%	1.00%		3/18/2030	—	(7,290)	(7,290)	0.00%
Discovery SL Management, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% / 1.00%	0.50%		3/18/2030	—	(2,906)	(2,906)	0.00%
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% / 1.00%	0.50%		11/22/2028	—	—	—	0.00%

							$1,765,465	$1,765,465	0.41%
Real Estate Operating Companies
Associations, Inc. Term Loan A	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 0.00% / 0.00%	0.00 2.50	% / %	7/2/2027	$5,052,280	$5,020,242	$5,052,280	1.18%
Real Estate Services
BBG, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 21.18% / 1.00%	26.62 6.75	% / %	1/8/2026	$6,050,808	$5,755,886	$5,444,991	1.27%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of March 31, 2024 (Unaudited)

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Research & Consulting Services
Accordion Partners LLC Delayed Draw Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 0.00%	11.55%		8/29/2029	$576,025	$568,404	$568,413	0.13%
Accordion Partners LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.75%	11.30%		8/29/2029	3,663,840	3,615,327	3,592,566	0.84%
Accordion Partners LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 0.50% / 1.00%	0.50%		8/31/2028	145,591	141,877	141,223	0.03%
Accordion Partners LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%		8/29/2029	339,227	333,532	337,227	0.08%
BDO USA, P.C. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 2.00%	11.33%		8/31/2028	4,975,000	4,882,611	4,975,000	1.16%
BNI Global, LLC Dollar Delayed Draw Term Loan (2021)	(1)(2)(3)(4)(5)(7)(14)	1M SOFR + 5.90% / 0.00%	11.23%		5/1/2027	1,898,097	1,874,995	1,874,995	0.44%
BNI Global, LLC Initial Dollar Term Loan	(1)(2)(3)(4)(5)(7)(14)	1M SOFR + 5.60% / 1.00%	11.18%		5/1/2027	4,822,234	4,762,639	4,791,538	1.12%
BNI Global, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.50% / 1.00%	0.50%		5/1/2027	—	(3,251)	(3,251)	0.00%
Ethos Risk Services, LLC Delayed Draw Term C Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.75% / 1.00%	0.75%		5/1/2027	—	(39,823)	(39,823)	-0.01%
Ethos Risk Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.85% / 1.00%	11.18%		11/20/2025	5,320,000	5,241,074	5,241,074	1.22%
Gerson Lehrman Group, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.71%		12/13/2027	4,974,490	4,882,032	4,963,756	1.16%
Liberty Purchaser, LLC Delayed Draw Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.60% / 0.75%	11.94%		11/22/2029	1,183,373	1,183,373	1,183,373	0.28%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.60% / 0.75%	11.94%		11/22/2029	4,227,220	4,227,220	4,227,220	0.99%
ManTech International Corporation Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 0.75%	1.00%		9/14/2029	337,386	337,386	331,955	0.08%
ManTech International Corporation Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	11.06%		9/14/2029	3,898,108	3,894,228	3,892,420	0.91%
Smartronix, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	11.33%		11/23/2028	4,974,555	4,963,799	4,940,753	1.15%
SourceHOV Tax, LLC Initial Term A Loan	(1)(2)(3)(4)(5)(7)(13)	6M SOFR + 5.75% / 1.00%	11.31%		4/6/2028	4,949,622	4,915,541	4,949,622	1.16%

							$45,780,964	$45,968,061	10.74%
Security & Alarm Services
Pye-Barker Fire & Safety, LLC Third Amendment Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.65% / 0.75%	10.96%		11/26/2027	$6,982,051	$6,912,632	$6,912,632	1.61%
Soft Drinks
Refresh Buyer, LLC Delayed Term Loan (Sunny Sky Products)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.25% / 0.75%	9.55%		12/23/2028	$4,949,749	$4,914,508	$4,884,203	1.14%
Specialized Consumer Services
3 Step Sports LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00 1.50	% / %	10/2/2029	$148,417	$137,636	$148,417	0.03%
3 Step Sports LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 8.00% / 1.00%	13.47 1.50	% / %	10/2/2029	677,717	666,271	666,084	0.15%
Anderson Group Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.76% / 1.00%	10.07%		12/25/2028	4,962,025	4,929,836	4,932,480	1.15%
Any Hour LLC Amendment No. 3-A Delayed Draw Term	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.10% / 1.00%	11.25%		7/21/2027	624,884	611,981	624,884	0.15%
Any Hour LLC Amendment No. 3-B Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.10% / 1.00%	11.25%		7/21/2027	1,249,765	1,222,358	1,249,765	0.29%
Any Hour LLC Amendment No. 4 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 1.00% / 1.00%	1.00%		7/21/2027	384,691	371,451	384,691	0.09%
Any Hour LLC Amendment No. 4 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.10% / 1.00%	11.25%		7/21/2027	1,488,503	1,457,670	1,455,756	0.34%
Arcticom Group Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%		12/22/2027	46,181	46,019	46,181	0.01%
Arcticom Group Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.80%		12/22/2027	197,070	196,490	196,514	0.05%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of March 31, 2024 (Unaudited)

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Specialized Consumer Services (continued
Modigent, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 0.75%	1.00%		8/23/2028	127,724	127,724	127,724	0.03%
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	1M SOFR + 1.00% / 1.00%	1.00%		12/1/2027	235,101	226,194	211,138	0.05%
W.A. Kendall and Company, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.80% / 1.00%	10.99%		4/22/2028	4,949,622	4,914,826	4,856,620	1.13%

							$14,908,456	$14,900,254	3.47%
Specialty Chemicals
Charkit Chemical Company, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.03% / 1.00%	10.36%		12/29/2026	$4,685,349	$4,656,934	$4,668,671	1.09%
Systems Software
ACP Falcon Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%		8/1/2029	$—	$(7,840)	$—	0.00%
ACP Falcon Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.83%		8/1/2029	2,162,916	2,112,319	2,109,924	0.49%
ES Ventures LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	11.33%		12/13/2028	1,335,563	1,319,311	1,318,108	0.31%
ES Ventures LLC Term A Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	11.33%		12/13/2028	940,211	928,770	927,923	0.22%

							$4,352,560	$4,355,955	1.02%
Technology Distributors
Thames Technology Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%		8/31/2029	$—	$—	$(13,013)	0.00%
Thames Technology Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.58%		8/31/2029	3,405,599	3,298,609	3,349,407	0.78%
Thames Technology Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%		8/31/2029	—	—	(13,013)	0.00%

							$3,298,609	$3,323,381	0.78%
Trading Companies & Distributors
Apex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%		10/24/2030	$603,915	$595,176	$591,618	0.14%
Apex Service Partners, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 0.50% / 1.00%	0.50%		10/24/2029	114,854	110,608	110,700	0.03%
Apex Service Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	12.32 2.00	% / %	10/24/2030	4,629,200	4,568,861	4,537,552	1.06%
Hultec Buyer, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	11.74%		3/31/2029	4,962,044	4,870,587	4,871,745	1.14%
Red Fox CD Acquisition Corparation Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	11.32%		3/4/2030	7,000,000	6,862,091	6,862,091	1.60%
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 2.00% / 0.75%	2.00%		12/28/2029	—	—	(3,769)	0.00%
SureWerx Purchaser III, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 0.75%	12.05%		12/28/2029	2,071,790	2,054,247	2,051,375	0.48%
Trench Plate Rental Co. Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.60% / 1.00%	10.90%		12/3/2026	5,420,690	5,420,690	5,420,690	1.26%
Trench Plate Rental Co. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 0.50% / 1.00%	0.50%		12/3/2026	267,586	267,586	267,586	0.06%

							$24,749,846	$24,709,588	5.77%
Trucking
EVDR Purchaser, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 1.00% / 0.75%	1.00%		2/8/2031	$—	$(13,476)	$(13,725)	0.00%
EVDR Purchaser, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 0.50% / 0.75%	0.50%		2/14/2031	329,412	313,236	329,412	0.08%
EVDR Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 0.75%	10.83%		2/14/2031	4,803,922	4,709,913	4,707,843	1.10%

							$5,009,673	$5,023,530	1.18%

Total First Lien Senior Secured							$734,859,638	$734,614,716	171.55%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of March 31, 2024 (Unaudited)

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Second Lien Senior Secured
Insurance Brokers
SageSure Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	1/28/2028	$66,783	$53,783	$62,633	0.02%
SageSure Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.01% / 0.50%	11.32%	1/28/2028	4,439,727	4,403,311	4,423,097	1.03%

						$4,457,094	$4,485,730	1.05%

Total Second Lien Senior Secured						$4,457,094	$4,485,730	1.05%

Collateralized Loan Obligations Warehouses
Asset Management & Custody Banks
CIFC Stone Warehouse Ltd.—Subordinated Lender	(1)(3)(5)(10)(11)	N/A	N/A	N/A	—	$29,250,000	$29,250,000	$6.83%
Equity
Limited Partnership Interests
Asset Management & Custody Banks
APD VOR Debt, LP	(1)(5)(6)(10)	N/A	N/A	N/A	—	$2,990,882	$2,990,882	$0.70%
Total Non-Controlled, Non-Affiliated Debt Investments						$771,557,614	$771,341,328	180.13%

Total Investments						$771,557,614	$771,341,328	180.13%

Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio—Institutional Class	(2)	N/A	N/A	N/A	N/A	$14,918,736	$14,918,736	3.48%
Other cash accounts						17,542,751	17,542,751	4.10%

Total Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents						$32,461,487	$32,461,487	7.58%

Total Investments and Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents						$804,019,101	$803,802,815	187.71%

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

(7)
The investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at March 31, 2024. The interest rate disclosed is based on the reference rate as of the last reset date which may differ from the reference rate as of March 31, 2024. As of March 31, 2024, effective rates for 1 Month (“M”) S, 3M S and 6M S, are
5.322%, 5.351% and 5.389%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2024. Certain investments are subject to a SOFR floor and have been provided.

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

(12)	Designates that the investment is collateral for MassMutual SPV I Credit Facility.
(13)	Designates that the investment is collateral for BMO SPV II Credit Facility.
(14)	Designates that the investment is collateral for Wells Fargo SPV III Credit Facility.
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured
Advertising
Finn Partners, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.65% /1.00%	12.00%	7/1/2026	$1,688,670	$1,666,105	$1,665,772	0.50%
Finn Partners, Inc. Second Amendment Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.65% / 1.00%	12.00%	7/1/2026	3,273,754	3,229,775	3,229,296	0.97%

						$4,895,880	$4,895,068	1.47%
Aerospace & Defense
Heads Up Technologies, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	10.88%	8/10/2028	$4,962,312	$4,920,989	$4,928,456	1.48%
PPW Aero Buyer, Inc. Term Loan (Whitcraft LLC )	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	12.35%	2/15/2029	4,987,437	4,987,437	4,987,437	1.50%

						$9,908,426	$9,915,893	2.98%
Air Freight & Logistics
AMEX Holding III Corp Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.65% / 1.00%	11.03%	3/31/2028	$211,234	$209,618	$192,951	0.06%
AMEX Holding III Corp Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.65% / 1.00%	11.03%	3/31/2028	4,750,898	4,715,052	4,339,708	1.30%
Solairus Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.48% / 1.00%	10.99%	7/23/2029	4,883,993	4,883,993	4,881,800	1.46%

						$9,808,663	$9,414,459	2.82%
Alternative Carriers
Meriplex Communications, Ltd. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 0.75%	10.46%	7/17/2028	$4,991,048	$4,993,608	$4,991,048	1.50%
Application Software
Anaplan, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 0.75%	11.85%	6/21/2029	$5,000,000	$4,977,183	$4,984,604	1.49%
Avetta, LLC Term Loan B	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	11.15%	10/16/2030	2,038,962	2,028,642	2,028,563	0.61%
BASYS LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.00%	10.11%	12/9/2027	4,873,196	4,840,781	4,845,251	1.45%
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	11/17/2029	—	(187)	(189)	0.00%
Echo Purchaser, Inc. Term Loan (Exostar)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.00%	10.87%	11/17/2029	649,146	641,680	641,616	0.19%
Legal Spend Holdings, LLC 2nd Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	11.11%	5/13/2029	257,442	257,442	257,442	0.08%
Legitscript LLC Delayed Draw Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.75% / 0.75%	11.11%	6/24/2029	100,788	86,030	86,697	0.03%
Legitscript LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	11.11%	6/24/2029	3,930,101	3,873,978	3,877,334	1.16%
PracticeTek Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	8/30/2029	—	(2,746)	(16)	0.00%
PracticeTek Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.35%	8/30/2029	1,978,918	1,946,135	1,945,040	0.58%
Superjet Buyer, LLC Initial Term Loan (EFI Productivity Software)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.61% / 0.75%	10.97%	12/30/2027	1,522,356	1,516,802	1,522,356	0.46%
TCP Hawker Intermediate LLC Incremental Term Loan (TimeClock Plus)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 0.00%	11.50%	8/28/2026	101,654	101,654	101,654	0.03%
TCP Hawker Intermediate LLC Incremental Term Loan (First Lien) (TimeClock Plus)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 0.00%	11.50%	8/28/2026	225,407	225,407	225,407	0.07%
TCP Hawker Intermediate LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	8/28/2026	—	—	—	0.00%
Trintech Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.86%	7/25/2029	5,000,000	4,903,300	4,903,359	1.47%

						$25,396,101	$25,419,118	7.62%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Asset Management & Custody Banks
Petra Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	11/15/2030	$—	$(12,278)	$(12,422)	0.00%
Petra Borrower, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	11.13%	11/15/2030	3,250,000	3,185,433	3,185,147	0.95%
Petra Borrower, LLC Revolving Loan	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	11/15/2029	—	(9,791)	—	0.00%
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	11.23%	10/4/2027	3,824,266	3,824,266	3,824,266	1.15%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	11.23%	10/4/2027	1,163,019	1,163,019	1,163,019	0.35%

						$8,150,649	$8,160,010	2.45%
Auto Parts & Equipment
ETE Intermediate II LLC Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	5/29/2029	$—	$(6,289)	$(4,649)	0.00%
ETE Intermediate II LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.89%	5/29/2029	1,954,464	1,902,156	1,915,916	0.57%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	12.37%	5/17/2029	4,975,000	4,975,000	4,975,000	1.49%

						$6,870,867	$6,886,267	2.06%
Automobile Manufacturers
JHCC Holdings LLC 2021-A Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.75%	9/9/2026	$912,053	$912,674	$912,053	$0.27%
JHCC Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.75%	9/9/2026	4,075,447	4,078,226	4,075,447	1.22%

						$4,990,900	$4,987,500	1.49%
Building Products
AllMark Acquisition, LLC Initial Term Loan (AllMark Door)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	10.68%	5/4/2028	$4,974,747	$4,937,356	$4,974,747	1.49%
Arch Cutting Tools Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.85% / 0.00%	10.24%	4/1/2026	4,961,495	4,943,910	4,927,425	1.48%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.37%	11/8/2029	193,979	192,253	192,253	0.06%
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	11/8/2029	—	—	—	0.00%

						$10,073,519	$10,094,425	3.03%
Commodity Chemicals
Guy Chemical Company, LLC U.S. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.00%	9.96%	11/9/2027	$4,962,217	$4,927,113	$4,893,248	1.47%
Construction & Engineering
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 8.69% / 1.00%	10.56%	7/31/2026	$101,984	$101,984	$101,984	0.03%
Diverzify Intermediate LLC Second Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.96% / 1.00%	11.62%	5/11/2027	492,141	488,676	489,323	0.15%
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.18% / 1.00%	11.68%	5/11/2027	4,470,095	4,437,436	4,447,019	1.33%
ESP Associates, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.00%	11.96%	7/24/2028	4,840,792	4,759,680	4,750,609	1.42%
PVI Holdings, Inc. Last Out Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.77% / 1.00%	12.16%	1/18/2028	6,929,868	6,915,479	6,929,868	2.08%
Vertex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	14.14% / 1.25%	11/8/2030	911,249	893,566	906,146	0.27%
Vertex Service Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	10.90%	11/8/2030	1,895,993	1,868,085	1,869,639	0.56%
Vertex Service Partners, LLC Revolving Facility	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	11/8/2030	—	(6,020)	—	0.00%

						$19,458,886	$19,494,588	5.84%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Construction Materials
Cube Industrials Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.00%	11.40%	10/18/2030	$1,729,315	$1,716,343	$1,716,172	0.51%
Javelin Acquisition Vehicle, LLC Last Out Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.09% / 1.00%	12.43%	11/3/2026	1,779,275	1,779,275	1,779,275	0.53%
Javelin Acquisition Vehicle, LLC Second Amendment Incremental Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.37% / 1.00%	12.44%	11/3/2026	2,768,442	2,717,814	2,713,074	0.81%

						$6,213,432	$6,208,521	1.85%
Data Processing & Outsourced Services
Affinipay Midco, LLC Fifth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.00%	10.88%	6/9/2028	$250,000	$250,000	$250,000	0.07%
Penncomp, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.50%	0.00%	10/17/2028	—	(26,431)	(27,143)	-0.01%
Penncomp, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.50%	11.96%	10/17/2028	2,580,833	2,523,978	2,522,764	0.76%

						$2,747,547	$2,745,621	0.82%
Distributors
RPM Purchaser, Inc. Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 2.00%	0.00%	9/11/2028	$—	$(8,881)	$(2,422)	0.00%
RPM Purchaser, Inc. Effective Date Term Loan B	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.51% / 2.00%	11.90%	9/11/2028	3,918,750	3,850,099	3,841,005	1.15%

						$3,841,218	$3,838,583	1.15%
Diversified Chemicals
V Global Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.75%	11.43%	12/22/2027	$4,974,747	$4,952,697	$4,890,967	1.47%
Diversified Support Services
Accent Building Materials Holdings LLC Term B Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.60% / 1.00%	11.98%	8/6/2029	$417,857	$385,360	$417,858	0.12%
Accent Building Materials Holdings LLC Term Loan B	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.00%	11.99%	8/6/2029	3,928,571	3,854,304	3,866,182	1.16%
AI Fire Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	3/22/2027	—	(1,911)	(1,927)	0.00%
AI Fire Buyer, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	11.14%	3/22/2027	156,447	153,791	153,769	0.05%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	11.80%	7/22/2027	6,233,964	6,225,303	6,233,964	1.87%
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	5/19/2028	—	(3,281)	(3,281)	0.00%
Crash Champions Intermediate, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 0.75%	12.36%	8/1/2029	1,349,141	1,339,724	1,337,471	0.40%
Crash Champions Intermediate, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 0.75%	12.36%	8/1/2029	3,160,846	3,139,006	3,133,505	0.94%
Crash Champions Intermediate, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.25% / 0.75%	13.75%	8/1/2028	202,469	199,213	198,427	0.06%
FLS Holding, Inc. Term B Loan (FLS Transportation Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.77%	12/15/2028	4,974,874	4,917,511	4,949,169	1.48%
FMG Suite Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.35% / 1.00%	10.78%	10/30/2026	861,390	852,757	852,115	0.25%
FMG Suite Holdings, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.93% / 1.00%	12.08%	10/30/2026	146,480	142,107	141,772	0.04%
FMG Suite Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	11.03%	10/30/2026	3,696,983	3,667,742	3,657,173	1.10%
Primeflight Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	12.28%	5/1/2029	4,975,000	4,930,820	4,925,310	1.48%

						$29,802,446	$29,861,507	8.95%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Education Services
Cambium Learning Group, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.75%	11.02%	7/20/2028	$4,974,555	$4,928,928	$4,926,482	1.48%
Electrical Components & Equipment
Inventus Power, Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	6/30/2025	$—	$(8,861)	$(9,343)	0.00%
Inventus Power, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.61% / 1.00%	12.97%	6/30/2025	3,127,904	3,050,104	3,045,797	0.91%
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.75% / 0.00%	11.13%	2/26/2027	36,916	36,604	36,598	0.01%
Wildcat Buyerco, Inc. Incremental Term Loan (NSI Industries)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	11.13%	2/27/2027	245,120	243,046	243,012	0.07%

						$3,320,893	$3,316,064	0.99%
Electronic Equipment & Instruments
Fortis Payment Systems, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 5.25% / 1.00%	10.70%	2/13/2026	$4,954,836	$4,939,323	$4,937,177	1.48%
REE Holdings III Corp. Term Loan (Rees Scientific Corporation)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	10.35%	11/4/2028	4,962,406	4,900,234	4,922,576	1.48%

						$9,839,557	$9,859,753	2.96%
Environmental & Facilities Services
Rotolo Consultants, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 7.71% / 1.00%	13.10%	12/20/2026	$3,176,071	$3,102,508	$3,101,878	0.93%
Food Distributors
Costanzo’s Bakery, LLC Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.90% / 1.00%	11.25%	6/18/2027	$2,992,389	$2,941,428	$2,941,428	0.88%
Health Care Distributors
Refocus Management Services, LLC Delayed Draw Term B Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.10% / 1.00%	12.45%	12/30/2026	$4,333,333	$4,282,361	$4,292,365	1.29%
Health Care Equipment
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.00%	11.96%	6/10/2027	$5,000,000	$5,000,000	$4,987,123	1.50%
Medical Device Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.00%	11.95%	7/11/2029	4,433,333	4,338,788	4,344,637	1.30%
Medical Device Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 6.50% / 1.00%	0.00%	7/11/2029	—	—	(10,423)	0.00%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.50% / 0.00%	11.96%	12/4/2024	5,000,000	4,916,688	4,932,650	1.48%
SunMed Group Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.75%	10.96%	6/16/2028	4,974,555	4,859,410	4,862,377	1.46%

						$19,114,886	$19,116,364	5.74%
Health Care Facilities
Community Care Partners, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.11% / 1.00%	11.47%	6/10/2026	$1,992,651	$1,983,867	$1,972,581	0.59%
Community Care Partners, LLC Delayed Draw Term B Loan	(1)(2)(3)(4)(5)(7)(8)(12)	1M SOFR + 0.00% / 1.00%	0.00%	6/10/2026	—	(1,255)	(1,681)	0.00%
Hanger, Inc. Amendment No. 2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.61%	10/3/2028	1,162,279	1,131,929	1,130,952	0.34%
Hanger, Inc. Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	10/3/2028	—	(10,079)	—	0.00%

						$3,104,462	$3,101,852	0.93%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services
CPS Group Holdings, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.76%	6/1/2028	$5,000,000	$5,000,000	$5,000,000	1.50%
CVAUSA Management, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.88%	5/22/2029	1,979,970	1,966,810	1,968,705	0.59%
CVAUSA Management, LLC Primary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	5/22/2029	—	(11,998)	—	0.00%
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	5/22/2029	—	(7,307)	—	0.00%
Elevate HD Parent, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 6.10% / 0.00%	11.46%	8/17/2029	4,987,500	4,889,147	4,888,138	1.47%
GI MSO, Inc. Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.35% / 1.00%	11.82%	6/5/2025	4,974,811	4,943,863	4,940,852	1.48%
Home Care Assistance, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.48%	3/30/2027	3,017,282	2,996,322	3,001,319	0.90%
Houseworks Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	12.04%	12/16/2028	2,493,750	2,369,456	2,359,135	0.71%
Houseworks Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	12/16/2028	—	—	—	0.00%
Medrina, LLC Initial Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	10/20/2029	—	(9,032)	(9,263)	0.00%
Medrina, LLC Initial Term Loan Facility	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.74%	10/20/2029	3,723,404	3,631,362	3,630,563	1.09%
Medrina, LLC Revolving Facility	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	10/20/2029	—	(12,879)	(6,617)	0.00%
OIA Acquisition, LLC Effective Date Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.35% / 1.00%	10.82%	10/19/2027	4,962,025	4,928,403	4,948,924	1.48%
RCP TCT, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.86% / 1.00%	10.22%	12/31/2027	4,934,271	4,900,054	4,891,499	1.47%
Salt Dental Collective, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.60% / 1.00%	12.96%	2/15/2028	2,493,750	2,444,681	2,444,088	0.73%
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.48%	3/30/2027	1,853,932	1,842,288	1,844,621	0.55%
TheKey, LLC Tranche B-1 Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.48%	3/30/2027	90,969	90,397	90,512	0.03%
US Fertility Enterprises, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.25% / 1.00%	11.72%	12/21/2027	4,962,025	4,929,074	4,915,705	1.47%

						$44,890,641	$44,908,181	13.47%
Health Care Technology
Bobcat Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 0.75%	11.60%	6/17/2030	$475,000	$466,026	$475,000	0.14%
Bobcat Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 0.75%	11.60%	6/17/2030	1,520,000	1,491,227	1,502,870	0.45%
Medical Technology Solutions, LLC Delayed Draw C Term Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 6.40% / 1.00%	11.76%	4/27/2026	1,328,845	1,295,702	1,328,845	0.40%
Medical Technology Solutions, LLC Delayed Draw D Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 1.00%	0.00%	4/27/2026	—	(3,936)	(3,955)	0.00%
Medical Technology Solutions, LLC Sixth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.40% / 1.00%	11.78%	4/27/2026	1,455,401	1,422,285	1,419,016	0.43%

						$4,671,304	$4,721,776	1.42%
Heavy Electrical Equipment
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	10/11/2028	$—	$(4,418)	$(4,418)	0.00%
Faraday Buyer, LLC First Amendment Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.00%	11.33%	10/11/2028	586,597	579,792	579,792	0.17%

						$575,374	$575,374	0.17%
Highways & Railtracks
Gulf Winds International Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.10% / 1.00%	12.46%	12/16/2028	$4,974,874	$4,974,874	$4,972,708	1.49%
R1 Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.43%	12/29/2028	4,974,874	4,928,554	4,921,292	1.48%

						$9,903,428	$9,894,000	2.97%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Hotels, Resorts & Cruise Lines
Pyramid Management Advisors, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.25%	12.41%	1/19/2027	$4,974,937	$4,927,593	$4,927,080	1.48%
Household Appliances
WF Enterprises, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.35% / 1.00%	9.70%	11/9/2027	$4,578,187	$4,548,322	$4,555,083	1.37%
Housewares & Specialties
Axis Portable Air, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	11.25%	3/22/2028	$881,575	$872,825	$872,767	0.26%
Axis Portable Air, LLC Delayed Draw Term Loan Fifth Amendment	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.85% / 1.00%	11.20%	3/28/2028	1,377,461	1,341,456	1,284,671	0.38%

						$2,214,281	$2,157,438	0.64%
Human Resource & Employment Services
Zenith American Holding, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 0.00%	10.50%	12/13/2024	$4,959,003	$4,956,103	$4,959,003	1.49%
Industrial Machinery
Orion Group HoldCo, LLC Term Loan (Astra Services Partners)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	11.61%	3/19/2027	$4,449,655	$4,426,141	$4,424,013	1.33%
P.T. International LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.00%	10.04%	6/30/2027	4,987,374	4,957,493	4,931,732	1.48%
Sonny’s Enterprises, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.90% / 1.00%	12.27%	8/5/2028	384,000	371,383	384,000	0.12%
Sonny’s Enterprises, LLC Restatement Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.90% / 1.00%	12.28%	8/5/2028	4,079,157	4,024,623	4,034,480	1.21%
Tank Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 0.75%	11.21%	3/31/2028	4,974,747	4,899,481	4,897,706	1.47%

						$18,679,121	$18,671,931	5.61%
Insurance Brokers
Alera Group, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	11/17/2025	$—	$(19,920)	$(19,920)	-0.01%
Integrity Marketing Acquisition, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.02% / 0.75%	11.41%	8/27/2026	2,876,780	2,845,655	2,856,337	0.86%
Keystone Agency Partners LLC Term A Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.65% / 1.00%	11.00%	5/3/2027	2,992,370	2,948,222	2,947,994	0.88%
Oakbridge Insurance Agency LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	11.09%	11/1/2029	453,996	450,909	450,909	0.14%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	11/1/2029	—	—	—	0.00%
Peter C. Foy & Associates Insurance Services, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 0.75%	11.86%	11/1/2028	2,493,750	2,439,702	2,439,029	0.73%
Peter C. Foy & Associates Insurance Services, LLC Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.75%	0.00%	11/1/2028	—	—	—	0.00%

						$8,664,568	$8,674,349	2.60%
Interactive Home Entertainment
Five Star Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.10% / 1.50%	12.46%	2/23/2028	$55,696	$47,988	$47,943	0.01%
Track Branson OpCo, LLC, The Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.10% / 1.50%	12.46%	2/23/2028	1,639,892	1,595,787	1,594,524	0.48%
Track Branson Opco, LLC, The Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.50%	0.00%	2/23/2028	—	(6,211)	—	0.00%

						$1,637,564	$1,642,467	0.49%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
IT Consulting & Other Services
BCM One, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.60% / 1.00%	9.96%	11/17/2027	$4,960,873	$4,933,838	$4,914,622	1.47%
By Light Professional IT Services LLC Existing Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.03% / 1.00%	12.40%	5/17/2025	1,946,322	1,942,394	1,945,187	0.58%
Enverus Holdings, Inc.Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 0.75%	0.00%	12/21/2029	—	(1,990)	(1,998)	0.00%
Enverus Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 0.75%	0.00%	12/21/2029	—	(6,055)	(6,081)	0.00%
Enverus Holdings, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 0.75%	10.86%	12/21/2029	5,328,185	5,248,361	5,248,263	1.57%
Guidepoint Security Holdings, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.00%	11.38%	10/2/2029	302,617	302,617	302,617	0.09%
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	10/2/2029	—	—	—	0.00%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.00%	12.20%	7/26/2027	3,473,750	3,421,650	3,422,894	1.03%
Lighthouse Technologies Holding Corp. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.15% / 1.00%	10.50%	4/30/2025	176,743	176,743	176,743	0.05%
Lighthouse Technologies Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.15% / 1.00%	10.50%	4/30/2025	4,993,867	4,993,867	4,993,867	1.50%
Lighthouse Technologies Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 1.00%	0.00%	4/30/2025	—	—	—	0.00%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	6/15/2029	—	(4,485)	(1,651)	0.00%
Rural Sourcing Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	6/15/2029	—	(7,050)	(1,238)	0.00%
Rural Sourcing Holdings, Inc. Tranche B Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.43%	6/15/2029	1,576,080	1,533,373	1,522,518	0.46%
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.35% / 2.00%	11.59%	8/20/2027	683,847	654,809	658,174	0.20%
Upstack Holdco Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.35% / 2.00%	11.79%	8/20/2027	967,091	951,777	949,333	0.28%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.35% / 2.00%	11.63%	8/20/2027	1,983,180	1,950,999	1,952,400	0.59%
VRC Companies, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.76% / 1.00%	11.14%	6/29/2017	4,974,523	4,934,420	4,974,523	1.49%

						$31,025,268	$31,050,173	9.31%
Leisure Facilities
Concert Golf Partners Holdco LLC Initial Term Loan (2022)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.78% / 0.75%	11.25%	4/2/2029	$4,974,747	$4,974,747	$4,973,528	1.49%
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	4/27/2029	—	(19,321)	(6,667)	0.00%
Excel Fitness Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.85%	4/27/2029	3,325,000	3,246,256	3,261,412	0.98%
PF Growth Partners, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.16% / 1.00%	10.48%	7/11/2025	4,973,958	4,956,546	4,963,254	1.49%

						$13,158,228	$13,191,527	3.96%
Leisure Products
BCI Burke Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.76% / 1.00%	11.11%	12/14/2027	$1,491,242	$1,482,448	$1,485,829	0.45%
KSKI Holdings 2, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.25% / 1.25%	12.72%	6/30/2028	4,987,500	4,854,896	4,828,563	1.45%
Painful Pleasures, LLC Term Loan fka Artifex	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.86% / 1.00%	10.22%	8/30/2024	1,208,957	1,207,457	1,208,157	0.36%
Painful Pleasures, LLC Third Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.11% / 1.00%	10.47%	8/30/2024	3,752,500	3,739,118	3,749,359	1.12%

						$11,283,919	$11,271,908	3.38%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Life Sciences Tools & Services
Blades Buyer, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.45%	3/28/2028	$4,974,747	$4,955,233	$4,958,956	1.49%
RN Enterprises, LLC Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	11.05%	12/23/2025	5,034,626	5,004,199	5,014,432	1.50%

						$9,959,432	$9,973,388	2.99%
Office Services & Supplies
Ergotron Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 0.75%	11.21%	7/6/2028	$4,974,811	$4,974,811	$4,974,811	1.49%
Oil & Gas Equipment & Services
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 2.00%	0.00%	7/31/2028	$—	$(9,219)	$(5,393)	0.00%
Jones Industrial Holdings, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 8.60% / 2.00%	13.96%	7/31/2028	3,950,000	3,875,015	3,851,034	1.16%

						$3,865,796	$3,845,641	1.16%
Other Diversified Financial Services
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.35% / 0.75%	11.78%	10/1/2027	$870,647	$865,336	$865,867	0.26%
Citrin Cooperman Advisors LLC 2022-2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.35% / 0.75%	11.82%	10/1/2027	3,840,520	3,756,610	3,774,804	1.13%
Convera International Financial S.a r.l. Incremental Term Loan	(1)(2)(3)(4)(5)(7)(9)(12)	3M SOFR + 6.15% / 0.75%	11.50%	3/1/2028	2,985,000	2,925,571	2,939,641	0.88%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.15% / 1.00%	11.53%	6/15/2027	445,213	432,493	426,344	0.13%

						$7,980,010	$8,006,656	2.40%
Packaged Foods & Meats
Gastronome Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.65% / 1.00%	10.00%	11/28/2027	$4,729,986	$4,698,126	$4,699,548	1.41%
Nellson Nutraceutical, LLC Term A-1 Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	11.30%	12/23/2025	4,986,422	4,947,838	4,969,763	1.49%
Signature Brands, LLC Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.51% / 1.75%	14.14%	5/4/2028	4,486,458	4,431,367	4,359,545	1.31%
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	2/9/2028	—	(691)	(285)	0.00%
ZB Holdco LLC 2023-1 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	11.50%	2/9/2028	155,812	153,576	153,260	0.05%

						$14,230,216	$14,181,831	4.26%
Paper Packaging
Innopak Industries, Inc. Fourth Amendment Term Loan Part 1	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 6.35% / 1.50%	11.70%	3/5/2027	$2,743,125	$2,676,344	$2,675,465	0.80%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 2	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.35% / 0.00%	11.71%	3/5/2027	2,244,375	2,189,694	2,188,988	0.66%

						$4,866,038	$4,864,453	1.46%
Personal Products
Kinetic Purchaser, LLC—Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.02% / 0.00%	11.37%	11/10/2027	$2,487,500	$2,389,666	$2,388,622	0.72%
Loving Tan Intermediate II Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	12.35%	5/31/2028	2,755,044	2,682,265	2,659,632	0.80%
Loving Tan Intermediate II Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.00% / 1.00%	12.35%	5/31/2028	171,111	162,893	168,814	0.05%

						$5,234,824	$5,217,068	1.57%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Pharmaceuticals
Bamboo US BidCo LLC Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.00% 0.00%	11.36%	9/30/2030	$7,398	$7,398	$7,398	0.00%
Bamboo US BidCo LLC Initial Dollar Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% 0.00%	11.38%	9/30/2030	689,541	684,783	684,783	0.21%
Pet FLavor, LLC Term A Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% 1.00%	10.35%	12/15/2026	4,974,619	4,945,518	4,974,619	1.49%
Sequon, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.51% 1.00%	11.86%	12/29/2026	4,963,246	4,934,496	4,903,402	1.47%

						$10,572,195	$10,570,202	3.17%
Property & Casualty Insurance
Neptune Flood Incorporated Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% 1.50%	0.00%	5/8/2029	$—	$(2,657)	$(92)	0.00%
Neptune Flood Incorporated Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.35% / 1.50%	11.72%	5/8/2029	2,756,600	2,707,653	2,702,690	0.81%

						$2,704,996	$2,702,598	0.81%
Real Estate Operating Companies
Associations, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.76% / 0.00%	12.18%	7/2/2027	$5,031,944	$4,997,763	$4,980,950	1.49%
Real Estate Services
BBG, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.86% / 1.00%	12.21%	1/8/2026	$5,964,100	$5,638,794	$5,334,888	1.60%
Research & Consulting Services
Accordion Partners LLC Delayed Draw Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 0.00%	11.60%	8/29/2029	$577,476	$569,435	$569,288	0.17%
Accordion Partners LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.75%	11.35%	8/29/2029	3,673,116	3,621,965	3,598,140	1.08%
Accordion Partners LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.25% / 1.00%	11.63%	8/29/2029	139,767	133,781	137,339	0.04%
Accordion Partners LLC Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	8/31/2028	—	(3,916)	—	0.00%
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 1.00%	0.00%	6/28/2030	—	(8,867)	(8,936)	0.00%
Ambient Enterprises Holdco LLC Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 1.00%	0.00%	12/7/2029	—	(15,466)	(15,638)	0.00%
Ambient Enterprises Holdco LLC Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	11.38%	6/28/2030	4,074,894	4,003,727	4,003,583	1.20%
BDO USA, P.C. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 2.00%	11.36%	8/31/2028	4,987,500	4,889,634	4,888,702	1.47%
Gerson Lehrman Group, Inc. Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.75%	12/05/2024	4,974,490	4,958,617	4,947,129	1.48%
Liberty Purchaser, LLC Delayed Draw Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.60% / 0.75%	11.99%	11/22/2029	1,186,359	1,186,359	1,186,359	0.36%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.60% / 0.00%	11.99%	11/22/2029	4,237,922	4,237,922	4,237,922	1.27%
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 6.25% / 0.00%	0.00%	11/22/2029	—	—	—	0.00%
ManTech International Corporation Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.75% / 0.75%	11.16%	9/14/2029	338,236	338,236	331,850	0.10%
ManTech International Corporation Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	11.13%	9/14/2029	4,024,745	4,019,433	4,014,831	1.20%
R.R. Donnelley & Sons Company Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.35% / 0.75%	12.71%	3/22/2028	4,455,817	4,451,806	4,452,686	1.34%
Smartronix, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	11.57%	11/23/2028	4,987,277	4,975,185	4,976,285	1.49%
SourceHOV Tax, LLC Initial Term A Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.93% / 1.00%	11.40%	4/6/2028	4,962,217	4,924,695	4,897,911	1.47%

						$42,282,546	$42,217,451	12.67%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Soft Drinks
REFRESH BUYER, LLC Delayed TL	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.25% / 0.75%	9.60%		12/23/2028	$4,962,312	$4,926,084	$4,927,500	1.48%
Specialized Consumer Services
3 Step Sports LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 8.00% / 0.00%	13.35%		10/2/2029	$148,226	$140,357	$140,321	0.04%
3 Step Sports LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 8.00% / 0.00%	13.47%		10/2/2029	676,815	664,839	664,768	0.20%
Anderson Group Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.00%	10.14%		12/25/2028	4,974,684	4,940,088	4,942,601	1.48%
Arcticom Group Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.25% / 0.00%	11.62%		12/22/2027	46,297	46,118	46,116	0.01%
Arcticom Group Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 0.00%	11.80%		12/22/2027	197,566	196,870	196,870	0.06%
Modigent, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%		8/23/2028	—	—	—	0.00%
United Air Temp, Air Conditioning And Heating, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.35% / 1.00%	10.78%		1/20/2027	4,962,106	4,937,052	4,962,106	1.49%
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.75% / 1.00%	12.10%		12/1/2027	163,263	158,594	159,845	0.05%
W.A. Kendall and Company, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.80% / 1.00%	10.99%		4/22/2028	4,962,217	4,925,530	4,898,114	1.47%

							$16,009,448	$16,010,741	4.80%
Specialty Chemicals
Charkit Chemical Company, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.03% / 1.00%	10.43%		12/29/2026	$4,698,007	$4,668,013	$4,625,585	1.39%
Technology Distributors
Thames Technology Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%		8/31/2029	$—	$—	$(1,695)	0.00%
Thames Technology Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.64%		8/31/2029	3,414,156	3,303,590	3,299,707	0.99%
Thames Technology Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%		8/31/2029	—	—	(519)	0.00%

							$3,303,590	$3,297,493	0.99%
Trading Companies & Distributors
Apex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.00% / 1.00%	12.38%		10/24/2030	$244,390	$239,691	$241,108	0.07%
Apex Service Partners, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.00% / 1.00%	12.76%		10/24/2029	24,180	19,753	19,696	0.01%
Apex Service Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	12.40%		10/23/2030	4,597,996	4,535,098	4,529,848	1.36%
Hultec Buyer, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	12.18 2.50	% / %	3/31/2029	4,974,696	4,878,957	4,877,275	1.46%
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.75%	12.21 1.25	% / %	12/28/2029	—	—	(4,128)	0.00%
SureWerx Purchaser III, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 0.75%	12.21 1.25	% / %	14/14/2029	2,077,022	2,059,066	2,054,826	0.62%
Trench Plate Rental Co. Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.60% / 0.00%	10.95%		12/3/2026	5,434,483	5,434,483	5,434,483	1.63%
Trench Plate Rental Co. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 5.57% / 0.00%	10.95%		12/3/2026	179,310	179,310	179,310	0.05%

							$17,346,358	$17,332,418	5.20%

Total First Lien Senior Secured							$532,363,603	$531,616,973	159.46%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Second Lien Senior Secured
Insurance Brokers
SageSure Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.01% / 1.00%	11.36%	1/28/2028	$67,270	$57,796	$62,408	0.02%
SageSure Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.01% / 1.00%	11.36%	1/28/2028	4,450,967	4,411,685	4,431,444	1.33%

						$4,469,481	$4,493,852	1.35%

Total Second Lien Senior Secured						$4,469,481	$4,493,852	1.35%

Collateralized Loan Obligations
Warehouses
Asset Management & Custody Banks
CIFC Stone Warehouse Ltd.—Subordinated Lender	(1)(3)(5)(10)(11)	N/A	N/A	N/A	$—	$29,250,000	$29,250,000	8.77%

Total Warehouses						$29,250,000	$29,250,000	8.77%

Total Collateralized Loan Obligations						$29,250,000	$29,250,000	8.77%

Total Non-Controlled, Non-Affiliated Debt Investments						$566,083,084	$565,360,825	169.58%

Total Investments						$566,083,084	$565,360,825	169.58%

Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio—Institutional Class	(2)	N/A	N/A	N/A	N/A	$16,950,602	$16,950,602	5.08%
Morgan Stanley Institutional Liquidity Funds Government Portfolio—Participant Class	(2)	N/A	N/A	N/A	N/A	311,931	311,931	0.09%
Other cash accounts						1,661,263	1,661,263	0.50%

Total Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents						$18,923,796	$18,923,796	5.67%

Total Investments and Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents						$585,006,880	$584,284,621	175.25%

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

StepStone Private Credit Fund LLC
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
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
2. Significant Accounting Policies
Basis of Accounting
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946,
Financial Services – Investment Companies
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
Basis of Consolidation
As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company has consolidated the results of the Company’s direct and indirect wholly-owned subsidiaries, SPV Facility I LLC (“SPV Facility I”), StepStone Great Lakes SPV Facility II LLC (“SPV Facility II”), Stepstone SPV Facility III LLC (“SPV Facility III”), StepStone SPV Facility IV Intermediate Holdco LLC (“SPV Facility IV Intermediate Holdco”) and Stepstone SPV Facility IV LLC (“SPV Facility IV”) all of which are bankruptcy remote special purpose vehicles (“SPVs”) organized as Delaware limited liability companies. SPV Facility I, SPV Facility II SPV Facility III, SPV Facility IV Intermediate Holdco and SPV Facility IV were established to be utilized in connection with existing or future secured revolving credit facilities or other secured financing arrangements whereby creditors have a claim on the relevant SPV’s assets prior to those assets becoming available to the Company. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation.

Fair Value of Investments
The Company applies fair value to its investments in securities of unaffiliated issuers in accordance with ASC Topic 820—
Fair Value Measurement
(“ASC Topic 820”). In accordance with ASC Topic 820, fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.
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
Defaulted private debt/credit positions are valued using several methods including the following: discounting the expected cash flows of the investment; valuing the net assets of the company; reviewing comparable precedent transactions involving similar companies; and using a performance multiple or market-based approach. None of the Company’s assets in the consolidated financial statements as of March 31, 2024 and December 31, 2023 have defaulted or are on non-accrual status.
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
Interest income is recognized on an accrual basis. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or are expected to pay in full. For those issuers who are in default or are expected to default, interest is not accrued and is only recognized when received or applied to principal depending upon management’s judgment. Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income using the effective interest method.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off in the period when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of March 31, 2024 and December 31, 2023, no loans were on non-accrual status.

The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, administration and amendment fees, some of which are paid to the Company on an ongoing basis. These fees, if any, are recognized as earned as a component of “fee income” on the consolidated statement of operations. No such fee income was recorded for the three month period ended March 31, 2024.
Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, unamortized syndication fees, unamortized commitment fees and unamortized discounts are recorded as interest income. The Company has not had any prepayments that would result in the foregoing fees for the three month period ended March 31, 2024.
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
Debt Issuance Costs
Debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s borrowings. The aforementioned costs are amortized over each instrument’s term. Unamortized debt issuance costs related to any notes are presented net against the outstanding lines of credit balance on the Consolidated Statements of Assets and Liabilities.
Organizational Costs
Organizational costs are expensed as incurred and are subject to the Amended Expense Limitation Agreement, discussed below. The Company had no obligation to reimburse or pay the Advisor for any payments of organizational costs made by the Advisor until the Company had received at least $100 million in gross proceeds from the issuance and sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time, such organizational cost payments shall be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the expense cap as outlined in the Amended Expense Limitation Agreement. During 2023, the Company received over $100 million in gross proceeds from the issuance and sale of Shares. Any Expense Payments (as defined below) will be subject to recoupment by the Advisor in accordance with the below-described limitations and provisions to the extent that such recoupment would not cause the Company to exceed the Expense Cap.
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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three month period ended March 31, 2024, the Company did not incur any excise tax.
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
(“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold that would result in a tax benefit or expense to the Company would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2024 and December 31, 2023. During the three months period ended March 31, 2024, the Company did not incur any interest or penalties.
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
The Company has adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, unless shareholders elect to “opt out” of the DRIP, shareholders will have their cash dividends or distributions automatically reinvested in additional Shares, rather than receiving cash. Shareholders who receive distributions in the form of Shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those shareholders will not receive cash with which to pay any applicable taxes.
New Accounting Pronouncement
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024. The Company does not expect this guidance to materially impact its consolidated financial statements.

3. Related Party Transactions
Initial Portfolio
On April 3, 2023, shortly prior to the Company’s election to be regulated as a BDC, and in order to avoid the blind pool-aspects typically associated with the launch of a new fund, the Company commenced investment operations and, through its wholly-owned subsidiary, SPV Facility I, acquired from an affiliated fund managed by SGEAIL (the “Seller”), a select portfolio of first lien, senior secured private credit investments (“Private Credit”) in, and funding obligations to, well-established middle-market businesses that operate across a wide range of industries (the “Initial Portfolio”). The Company used the proceeds from the initial closing (the “Initial Closing”) of the Private Offering, in connection with which the Company received approximately $18.5 million of gross proceeds, along with borrowings under the MassMutual SPV I Facility, as defined below, to purchase the Initial Portfolio. SPV Facility I purchased the Initial Portfolio pursuant to the terms of a Participation and Assignment Agreement by and between SPV Facility I and the Seller (the “Initial Portfolio Transfer Agreement”).
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
Advisory Agreement
Pursuant to the terms of the Advisory Agreement, the Advisor manages the Company’s day-to-day operations and provides the Company with investment advisory and management services. The Advisor is a wholly-owned subsidiary of Swiss Capital Alternative Investments AG, which is a member of the StepStone Group LP (“StepStone Group”). StepStone Group makes certain personnel and resources available to the Advisor pursuant to the terms of a resource sharing agreement (the “Resource Sharing Agreement”).
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
For the three month period ended March 31, 2024, the Company incurred a Base Management Fee of $983,189.
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

For the three month period ended March 31, 2024, the Company incurred Income Incentive Fee of $837,526.
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
The Capital Gains-Based Incentive Fee is subject to calculation under the Advisory Agreement and under U.S. GAAP (i.e., assuming hypothetical liquidation). The U.S. GAAP calculation is computed based on realized gains and unrealized gains, net of realized and unrealized losses.
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
For the three month period ended March 31, 2024, the Company accrued a Capital Gains-Based Incentive Fee of

$35,198

under U.S. GAAP.
Administration Agreement
The Advisor also serves as the Company’s administrator pursuant to the Administration Agreement and performs certain administrative, accounting and other services for the Company. In consideration of these administrative services, the Company pays the Advisor the administration fee (the “Administration Fee”) in an amount up to 0.30% on an annualized basis of the Company’s net assets. The Administration Fee is calculated based on the Company’s month-end net asset value (“NAV”) (as of the close of business on the last calendar day of the applicable month) and is payable monthly in arrears. The Administration Fee is an expense paid out of the Company’s net assets.
For the three month period ended March 31, 2024, the Company incurred an Administration Fee of $296,454.
Expense Limitation and Reimbursement Agreement
The Company entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Advisor for an initial one-year term beginning on the initial closing date for subscriptions, April 3, 2023, for Shares and ending on th
e one-year
anniversary thereof (the “Limitation Period”) subject to annual renewal by the mutual agreement of the Advisor and the Company. On November 8, 2023, the Company and the Advisor amended and restated the Expense Limitation Agreement (the “Amended Expense Limitation Agreement”). Under the Amended Expense Limitation Agreement, which is in effect for the same Limitation Period, unless extended by the Company and the Advisor pursuant to its terms, the Advisor agrees that it will pay, absorb or reimburse the Company’s aggregate monthly Other Operating Expenses (as defined below) on the Company’s behalf (which, for the avoidance of doubt, may include any Other Operating Expenses incurred prior to the effective date of the Advisory Agreement) (each such payment, absorption or reimbursement, a “Required Expense Payment”), such that the aggregate monthly Other Operating Expenses borne by the Company during the Limitation Period shall not exceed 1.00%, on an annualized basis, of the Company’s month-end net assets (the “Expense Cap”). For any month in which the Company’s aggregate monthly Other Operating Expenses exceed the Expense Cap, the Advisor shall make a Required Expense Payment to the extent necessary to eliminate such excess. The Advisor may also directly pay expenses on behalf of the Company and waive reimbursement under the Amended Expense Limitation Agreement. “Other Operating Expenses” shall include all of the Company’s operating expenses, including O&O Expenses, but shall exclude Specified Expenses (as defined below). “O&O Expenses” shall include all of the fees, costs, charges, expenses, liabilities and obligations incurred in relation to or in connection with the establishment of the Company, the marketing and offering of the Shares (including, among other things, legal, accounting, subscription processing and filing fees and expenses and other expenses pertaining to this offering), and the establishment, organization and creation of the operational structure of the Company and its special purpose vehicle subsidiaries, including travel, lodging, meals, entertainment, legal, accounting, regulatory compliance, fees of professional advisors, printing, postage, regulatory and tax filing fees, and other costs of establishment.
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
The Amended Expense Limitation Agreement may be renewed by the mutual agreement of the Advisor and the Company for successive terms of one year. Unless so renewed, it will terminate automatically at the end of the Limitation Period. The Amended Expense Limitation Agreement will also terminate automatically upon the termination of the Advisory Agreement, unless a new investment advisory agreement with the Advisor (or with an affiliate under common control with the Advisor) becomes effective upon such termination. The Limitation Period under the Amended Limitation Agreement was most recently extended in March 2024 for an additional one-year term, ending on April 3, 2025.
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
For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Advisor incurred Other Operating Expenses of $1,075,628, and organizational costs of $1,296,462, on behalf of the Company, and for the three month period ended March 31, 2024, the Advisor incurred
Other Operating Expenses of $24,357, on behalf of the Company, all subject to recoupment pursuant to the terms of the Amended Expense Limitation Agreement. See Note 8 for further information, including the balance of amounts subject to recoupment payments to be made by the Company to the Advisor as of March 31, 2024 and as of December 31, 2023.
Other Related Party Transactions
During the three month period ended March 31, 2024, StepStone Private Credit Fund SP, a segregated portfolio (the “Segregated Portfolio”) of StepStone Private Credit Platform (Cayman) SPC, a Cayman Islands exempted company with limited liability and registered with the Cayman Islands Monetary Authority as a segregated portfolio company, who shares the same investment advisor as the Company, purchased 3,362,468 Shares from the Company in exchange for aggregate proceeds totaling $87,525,000. For the three month period ended March 31, 2024, the Segregated Portfolio reinvested 255,090 of Shares in connection with the DRIP for an aggregate amount of $6,566,889. As of March 31, 2024 and December 31, 2023, the Segregated Portfolio owns $423,535,326 and $329,059,895, respectively, or 98.9% and 98.7%, respectively, of the
outstanding Shares that are held indirectly through StepStone Private Credit Fund SP.
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
On September 26, 2023, SPV Facility I and MassMutual amended the MassMutual SPV I Facility (the “MassMutual First Amendment”). The MassMutual First Amendment,
which, among other things, increased the aggregate commitments from lenders to

$250,000,000. Borrowings under the MassMutual SPV I Facility will generally bear interest at a rate per annum equal to 3-Month Term SOFR plus a margin of 3.25%, with a 1.0% floor on Term SOFR. The MassMutual SPV I Facility is secured by all of the assets of SPV Facility I and a pledge over 100% of the equity interest the Company holds in SPV Facility I. The MassMutual SPV I Facility requires payment of (a) a non-use fee during the 18-month availability period of 0.40% on the difference between the average daily outstanding balance under the facility relative to the maximum amount of commitments at such time, and (b) after the 18-month availability period until the stated maturity date, a utilization fee equal to the positive difference, if any, in respect of any period between (i) the amount of interest that would have accrued under the MassMutual SPV I Facility if the principal outstanding thereunder were equal to 75% of the maximum commitment amount in that period, and (ii) the amount of interest that actually accrued under the MassMutual SPV I Facility for such period on the loans advanced thereunder. The Advisor paid, on the Company’s behalf, a customary upfront 1.25% commitment fee in connection with the MassMutual SPV I Facility, which amount was subject to reimbursement by the Company under the Amended Expense Limitation Agreement. The MassMutual SPV I Facility matures on March 31, 2033, unless sooner terminated in accordance with its terms.
As of March 31, 2024 and December 31, 2023, the Company had an outstanding principal balance under the MassMutual SPV I Facility of $169,000,000 and $154,500,000, respectively. For the three month period ended March 31, 2024, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.62%. For the three month period ended March 31, 2024, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility were $155,516,484.
BMO SPV II Credit Facility
On May 1, 2023, the Company, through SPV Facility II as borrower, entered into a Loan and Security Agreement (th
e “BMO Loan and Security Agreement”) w
ith Bank of Montreal, a (“
BMO”), a
s the administrative agent, as collateral agent, and as a lender, and the other lenders party thereto from time to time, to provide SPV Facility II with a revolving credit facility (the “
BMO SPV II Credit Facility”). B
MO had made an initial commitment of $81,250,000 under the BMO SPV II Credit Facility, with an accordion provision to permit increases to the total facility amount up to $100,000,000, subject to satisfaction of certain conditions. On July 3, 2023, SPV Facility II and BMO entered into an amendment (the “BMO First Amendment”) to the BMO Loan and Security Agreement. The BMO First Amendment provides for, among other things, (1) a funded amount from the lenders of $100,750,000 as of the amendment effective date and (2) an increase in the maximum total commitments of the lenders under the accordion provision in the BMO Loan and Security Agreement to $125,000,000.
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
As of March 31, 2024 and December 31, 2023, the Company had an outstanding principal balance under the BMO SPV II Credit Facility of $101,670,535 and $93,870,535, respectively, in connection with investments purchased through participation agreements from BMO. For the three month period ended March 31, 2024, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.84%. For the three month period ended March 31, 2024, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $95,901,304.
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
In connection with the Wells Fargo SPV III Credit Facility, SPV Facility III is required to pay a non-use fee equal to, during the first six months of the availability period, 0.50% multiplied by the unutilized portion of the total commitments available under the Wells Fargo SPV III Credit Facility. After the first six months of the availability period and in the event that SPV Facility III draws on less than 65% of total commitments available under the Wells Fargo SPV III Credit Facility, SPV Facility III is subject to a non-usage fee of 2% of the difference between 65% of the total commitments available and the effective drawn amount, as well as a non-usage fee of 0.5% on any undrawn amount that is less than or equal to 35% of the total commitments.
The reinvestment period end date (after which no borrowings may be drawn under the Wells Fargo SPV III Credit Facility) and the maturity date under the Wells Fargo SPV III Credit Facility are scheduled for December 1, 2026 and December 1, 2028, respectively, unless the Wells Fargo Loan and Security Agreement is sooner terminated in accordance with its terms.
As of March 31, 2024, the Company had an outstanding principal balance under the Wells Fargo SPV III Credit Facility of $109,000,000. As of December 31, 2023, the Company had no outstanding principal balance under the Wells Fargo SPV III Credit Facility. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company had no borrowing activity under the Wells Fargo SPV III Credit Facility. For the three month period ended March 31, 2024, the Company’s borrowings under the Wells Fargo SPV III Credit Facility bore interest at a weighted average interest rate of 7.97%. For the three month period ended March 31, 2024, the daily average amount of outstanding borrowings under the Wells Fargo SPV III Credit Facility was $74,730,337.
For the three month period ended March 31, 2024, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility (the “Lines of Credit”) amounted to 8.37%. The Company’s aggregate daily average amount of borrowings under the Lines of Credit for the three month period ended March 31, 2024 amounted to $324,505,700.
The Lines of Credit each include customary affirmative and negative covenants, including financial covenants requiring the Company to maintain a minimum shareholders’ equity and asset coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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
Direct Loans
The Company’s direct loans primarily include secured debt (including first lien senior secured and second lien secured debt) and mezzanine loans, but may also include unsecured debt (including senior unsecured and subordinated debt), as well as broadly syndicated loans and club deals (generally investments made by a small group of investment firms). First lien senior secured debt has first claim to any underlying collateral of a loan, second lien secured debt is secured but subordinated in payment and/or lower in lien priority to first lien holders, and unitranche loans are secured loans that combine both senior and subordinated debt into one tranche of debt, generally in a first lien position. In connection with a direct loan, the Company may receive non-cash income features, including PIK interest and OID.
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
The fair value of a CLO Warehouse is determined by adding the excess spread (accrued interest plus interest received less financing cost) to the CLO Warehouse equity contribution made by the Company, discounted to present value, and any other investor in the CLO Warehouse, unless the Advisor determines that the securitization will not be achieved, in which case, the fair value of a CLO Warehouse will be established based on the fair value of the underlying bank loan positions which are valued in a manner consistent with the Advisor’s valuation policy and procedures. CLO warehouses can be exposed to credit events, mark to market changes, rating agency downgrades and financing cost changes. Changes in the fair value of a CLO Warehouse are reported in net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers in the consolidated statement of operations.
Investments at fair value and cost consisted of the following as of March 31, 2024:

	March 31, 2024
	Amortized Cost	% of Total Investments	Fair Value	% of Total Investments	% of Net Assets
First Lien Senior Secured	$734,859,638	95.24%	$734,614,716	95.24%	171.55%
Second Lien Senior Secured	4,457,094	0.58%	4,485,730	0.58%	1.05%
CLO Warehouse	29,250,000	3.79%	29,250,000	3.79%	6.83%
Limited Partnership Interests	2,990,882	0.39%	2,990,882	0.39%	0.70%

Total investments	$771,557,614	100.00%	$771,341,328	100.00%	180.13%

Investments at fair value and cost consisted of the following as of December 31, 2023:

	December 31, 2023
	Amortized Cost	% of Total Investments	Fair Value	% of Total Investments	% of Net Assets
First Lien Senior Secured	$532,363,603	94.03%	$531,616,973	94.03%	159.46%
Second Lien Senior Secured	4,469,481	0.79%	4,493,852	0.79%	1.35%
CLO Warehouse	29,250,000	5.17%	29,250,000	5.17%	8.77%

Total investments	$566,083,084	99.99%	$565,360,825	100.00%	169.58%

The industry composition of investments as a percentage of total investments based on cost and fair value and as a percentage of net assets based on fair value as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024			December 31, 2023
	% of Total Investments Based on Amortized Cost	% of Total Investments Based on Fair Value	% of Net Assets Based on Fair Value	% of Total Investments Based on Amortized Cost	% of Total Investments Based on Fair Value	% of Net Assets Based on Fair Value
Advertising	0.64%	0.64%	1.15%	0.86%	0.87%	1.47%
Aerospace & Defense	1.28%	1.29%	2.32%	1.75%	1.75%	2.98%
Air Freight & Logistics	1.89%	1.83%	3.29%	1.73%	1.67%	2.82%
Alternative Carriers	0.65%	0.64%	1.16%	0.88%	0.88%	1.50%
Application Software	5.25%	5.26%	9.47%	4.49%	4.50%	7.62%
Asset Management & Custody Banks	6.13%	6.13%	11.04%	6.61%	6.62%	11.22%
Auto Parts & Equipment	2.55%	2.55%	4.61%	1.21%	1.22%	2.06%
Automobile Manufacturers	0.65%	0.64%	1.16%	0.88%	0.88%	1.49%
Building Products	1.50%	1.51%	2.72%	1.78%	1.79%	3.03%
Commodity Chemicals	0.64%	0.63%	1.14%	0.87%	0.87%	1.47%
Construction & Engineering	4.15%	4.17%	7.52%	3.44%	3.45%	5.84%
Construction Materials	0.79%	0.79%	1.43%	1.10%	1.10%	1.85%
Data Processing & Outsourced Services	0.36%	0.35%	0.64%	0.49%	0.49%	0.82%
Distributors	0.57%	0.55%	1.00%	0.68%	0.68%	1.15%
Diversified Chemicals	1.54%	1.54%	2.77%	0.87%	0.87%	1.47%
Diversified Support Services	4.41%	4.42%	7.95%	5.26%	5.28%	8.95%
Education Services	0.77%	0.77%	1.38%	0.87%	0.87%	1.48%
Electric Utilities	0.89%	0.89%	1.60%	0.00%	0.00%	0.00%
Electrical Components & Equipment	0.68%	0.69%	1.23%	0.59%	0.59%	0.99%
Electronic Equipment & Instruments	1.27%	1.28%	2.31%	1.74%	1.74%	2.96%
Electronic Manufacturing Services	0.33%	0.33%	0.60%	0.00%	0.00%	0.00%
Environmental & Facilities Services	1.91%	1.91%	3.44%	0.55%	0.55%	0.93%
Food Distributors	0.38%	0.38%	0.69%	0.52%	0.52%	0.88%
Health Care Distributors	0.00%	0.00%	0.00%	0.76%	0.76%	1.29%
Health Care Equipment	3.11%	3.12%	5.63%	3.38%	3.38%	5.74%
Health Care Facilities	0.87%	0.86%	1.54%	0.55%	0.55%	0.93%
Health Care Services	8.10%	8.10%	14.57%	7.93%	7.94%	13.47%
Health Care Technology	0.61%	0.61%	1.10%	0.83%	0.84%	1.42%
Heavy Electrical Equipment	0.07%	0.08%	0.14%	0.10%	0.10%	0.17%
Highways & Railtracks	0.64%	0.64%	1.15%	1.75%	1.75%	2.97%
Hotels, Resorts & Cruise Lines	0.64%	0.64%	1.16%	0.87%	0.87%	1.48%
Household Appliances	1.10%	1.10%	1.99%	0.80%	0.81%	1.37%
Housewares & Specialties	0.35%	0.34%	0.61%	0.39%	0.38%	0.64%
Human Resource & Employment Services	0.64%	0.64%	1.15%	0.88%	0.88%	1.49%
Industrial Machinery	4.00%	4.02%	7.23%	3.30%	3.30%	5.61%
Insurance Brokers	1.71%	1.71%	3.09%	2.32%	2.33%	3.95%
Interactive Home Entertainment	0.21%	0.21%	0.38%	0.29%	0.29%	0.49%
Investment Banking & Brokerage	0.28%	0.28%	0.50%	0.00%	0.00%	0.00%
IT Consulting & Other Services	6.30%	6.31%	11.37%	5.49%	5.49%	9.31%
Leisure Facilities	1.70%	1.71%	3.09%	2.32%	2.33%	3.96%
Leisure Products	1.45%	1.45%	2.62%	1.99%	1.99%	3.38%
Life Sciences Tools & Services	1.76%	1.76%	3.17%	1.76%	1.76%	2.99%
Metal & Glass Containers	0.57%	0.57%	1.03%	0.00%	0.00%	0.00%
Office Services & Supplies	0.64%	0.64%	1.16%	0.88%	0.88%	1.49%
Oil & Gas Equipment & Services	0.62%	0.62%	1.11%	0.68%	0.68%	1.16%
Other Diversified Financial Services	1.06%	1.05%	1.89%	1.41%	1.41%	2.40%

	March 31, 2024			December 31, 2023
	% of Total Investments Based on Amortized Cost	% of Total Investments Based on Fair Value	% of Net Assets Based on Fair Value	% of Total Investments Based on Amortized Cost	% of Total Investments Based on Fair Value	% of Net Assets Based on Fair Value
Packaged Foods & Meats	3.55%	3.55%	6.40%	2.51%	2.51%	4.26%
Paper Packaging	1.39%	1.39%	2.49%	0.86%	0.86%	1.46%
Personal Products	1.22%	1.23%	2.21%	0.92%	0.92%	1.57%
Pharmaceuticals	1.37%	1.37%	2.46%	1.87%	1.87%	3.17%
Property & Casualty Insurance	0.34%	0.34%	0.61%	0.48%	0.48%	0.81%
Real Estate Development	0.23%	0.23%	0.41%	0.00%	0.00%	0.00%
Real Estate Operating Companies	0.65%	0.65%	1.18%	0.88%	0.88%	1.49%
Real Estate Services	0.75%	0.71%	1.27%	1.00%	0.94%	1.60%
Research & Consulting Services	5.93%	5.96%	10.74%	7.47%	7.47%	12.67%
Security & Alarm Services	0.90%	0.90%	1.61%	0.00%	0.00%	0.00%
Soft Drinks	0.63%	0.63%	1.14%	0.87%	0.87%	1.48%
Specialized Consumer Services	1.93%	1.93%	3.47%	2.83%	2.83%	4.80%
Specialty Chemicals	0.60%	0.61%	1.09%	0.82%	0.82%	1.39%
Systems Software	0.56%	0.56%	1.02%	0.00%	0.00%	0.00%
Technology Distributors	0.43%	0.43%	0.78%	0.58%	0.58%	0.99%
Trading Companies & Distributors	3.21%	3.21%	5.77%	3.06%	3.06%	5.20%
Trucking	0.65%	0.65%	1.18%	0.00%	0.00%	0.00%

Total	100.00%	100.00%	180.13%	100.00%	100.00%	169.58%

As of March 31, 2024, 95% of investments held were based in the United States within the following regions (based on fair value): Northeast 34%, Southeast 19%, Midwest 13%, Southwest 13% and West 16%. The remaining 5% of investments held was based in Cayman Islands 4% and Jersey 1%.
As of December 31, 2023, 94% of investments held were based in the United States within the following regions (based on fair value): Northeast 36%, Southeast 14%, Midwest 16%, Southwest 15% and West 13%. The remaining 6% of investments held was based in Cayman Islands 5% and Jersey 1%.
6. Fair Value Measurement
The following table summarizes the fair value of the Company’s investments as of March 31, 2024:

Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$—	$734,614,716	$734,614,716
Second Lien Senior Secured	—	—	4,485,730	4,485,730
CLO Warehouse	—	—	29,250,000	29,250,000
Limited Partnership Interests	—	—	2,990,882	2,990,882

Total assets	$—	$—	$771,341,328	$771,341,328

The following table summarizes the fair value of the Company’s investments as of December 31, 2023:

Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$—	$531,616,973	$531,616,973
Second Lien Senior Secured	—	—	4,493,852	4,493,852
CLO Warehouse	—	—	29,250,000	29,250,000

Total assets	$—	$—	$565,360,825	$565,360,825

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the period from April 3, 2023 (commencement of operations) to March 31, 2024:

	Beginning Balance at 12/31/2023	Net Purchases	Net Sales, Exits and Repayments	PIK	Accreted Discounts/ Amortized Premiums	Realized Gain/(Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Balance 3/31/2024	Change in Unrealized Appreciation/ Depreciation for Level 3 Assets Still Held as of 3/31/2024
First Lien Senior Secured	$531,616,973	$237,911,950	$(36,416,918)	$245,655	$435,092	$320,256	$501,708	$—	$—	$734,614,716	$1,248,337
Second Lien Senior Secured	4,493,852	—	(15,892)	—	3,407	98	4,265	—	—	4,485,730	(20,105)
CLO Warehouse	29,250,000	—	—	—	—	—	—	—	—	29,250,000	—
Limited Partnership Interests	—	2,990,882	—	—	—	—	—	—	—	2,990,882	—

Total	$565,360,825	$240,902,832	$(36,432,810)	$245,655	$438,499	$320,354	$505,973	$—	$—	$771,341,328	$1,228,232

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive
but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value as of March 31, 2024	Valuation Techniques	Unobservable Input	Range / Percentage	Weighted Average (1)	Impact to Valuation from Increase in Unobservable Input
First Lien Senior Secured Debt	$658,064,441	Yield Method	Market Yield Discount Spreads	2.66%-14.08%	6.38%	Decrease
First Lien Senior Secured Debt	76,550,275	Recent Transactions	Transaction Price	98.00-100.49	98.83	Increase
CLO Warehouse	29,250,000	Cost plus excess spread	Excess spread	2.25%	Not applicable	Increase
Second Lien Senior Secured	4,485,730	Yield Method	Market Yield Discount Spreads	5.31%-6.49%	5.90%	Decrease
Limited Partnership Interests	2,990,882	Recent Transactions	Transaction Price	100%	100.00	Increase

Total Assets	$771,341,328

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range / Percentage	Weighted Average (1)	Impact to Valuation from Increase in Unobservable Input
First Lien Senior Secured Debt	$462,594,699	Yield Method	Market Yield Discount Spreads	3.34%-16.34%	6.68%	Decrease
First Lien Senior Secured Debt	69,022,274	Recent Transactions	Transaction Price	96.03-100.00	98.97	Increase
Second Lien Senior Secured	4,493,852	Yield Method	Market Yield Discount Spreads	6.15%-6.52%	6.33%	Decrease
CLO Warehouse	29,250,000	Cost plus excess spread	Excess spread	2.25%	Not applicable	Increase

Total Assets	$565,360,825

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
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
The Company’s taxable income is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of distributions declared for the three month period ended March 31, 2024 was as follows:

For the three months period ended
March 31, 2024
Ordinary income	$10,777,485
Long-term capital gains	$—
Tax return of capital	$—
As of March 31, 2024 and December 31, 2023, the components of distributable earnings (accumulated loss) on a tax basis was as follows:

	March 31, 2024	December 31, 2023
Undistributed ordinary income	$(37,616)	$80,724
Other book/tax temporary differences	—	—
Capital loss carryforwards	—	—
Undistributable capital gains	—	—
Net realized gain (loss) from investments in securities of unaffiliated issuers	320,354	312,730
Net unrealized depreciation from investments in securities of unaffiliated issuers	(216,286)	(722,259)

Total distributable earnings (accumulated loss)	$66,452	$(328,805)

The aggregate cost of investments for U.S. federal income tax purposes is not materially different than the amortized cost of investments under U.S. GAAP.
8. Commitments & Contingencies
The Advisor had agreed to pay the Company’s organizational and Other Operating Expenses and, at the Advisor’s discretion, certain of the Company’s Specified Expenses under the Expense Limitation Agreement described above. The Company had no obligation to reimburse the Advisor for such advanced expenses until the time at which the Company received $100,000,000 in gross proceeds from the sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time all expenses of the Company paid by the Advisor will be subject to recoupment by the Advisor. The recoupment is limited to the amount of the Expense Cap under the Expense Limitation Agreement (each as defined in Note 3 in these consolidated financial statements), unless the recoupment payment relates to Specified Expenses. Under the Expense Limitation Agreement, the Advisor is permitted to recoup from the Company any such amounts for a period not to exceed three years from the month in which such fees and expenses were paid. As of March 31, 2024, the Company had $2,396,447 in expenses subject to recoupment by the Advisor.
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
The Company’s investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. Unfunded portfolio company commitments and funded debt investments are presented on the consolidated schedule of investments at fair value. Unrealized appreciation or depreciation, if any, is included in the consolidated statement of assets and liabilities and the change in unrealized appreciation or depreciation, if any, is included in net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers in the consolidated statement of operations.
As of March 31, 2024, the Company had the following outstanding commitments to investments:

Investments	March 31, 2024
3 Step Sports LLC Delayed Draw Term Loan	$456,277
Accent Building Materials Holdings LLC Term B Delayed Term Loan	653,571
Accordion Partners LLC Revolving Loan	145,591
Accordion Partners LLC Third Amendment Delayed Draw Term Loan	97,546
ACP Avenu Buyer, LLC Delayed TL	395,536
ACP Avenu Buyer, LLC Revolving Credit	267,857
ACP Falcon Buyer, Inc. Revolving Loan	333,333
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	380,797
AI Fire Buyer, Inc. Delayed Draw Term Loan	266,586
Alera Group, Inc. Delayed Draw Term Loan	632,629

Investments	March 31, 2024
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	$261,702
Ambient Enterprises Holdco LLC Revolving Loan	893,617
Any Hour LLC Amendment No. 4 Delayed Draw Term Loan	257,749
APD VOR Debt, LP	3,009,118
Apex Service Partners, LLC Delayed Draw Term Loan	497,579
Apex Service Partners, LLC Revolving Loan	187,393
Aptean Acquiror Inc. Delayed Draw Term Loan	810,041
Aptean Acquiror Inc. Revolving Credit	436,880
Arctic Holdco, LLC Initial Revolving Loan	154,482
Arcticom Group Delayed Draw Term Loan	5,144
Associations, Inc. Term Loan A	617,156
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	1,300,278
AXIS PORTABLE AIR LLC Fifth Amendment Delayed Draw Term Loan	1,806,640
Bamboo US BidCo LLC Initial Delayed Draw Term Loan	96,249
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	7,000,000
BNI Global, LLC Revolving Credit Loan	267,147
CCHN Holdings, LLC Term Loan	5,984,043
Cerity Partners Equity Holding LLC Initial Revolving Loan	293,368
Chef Merito, LLC Delayed Draw Term Loan A	426,322
Chef Merito, LLC Delayed Draw Term Loan B	426,322
Chef Merito, LLC Delayed Draw Term Loan C	340,515
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	2,815,580
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	937,375
Community Care Partners, LLC Delayed Draw Term B Loan	297,901
Costanzo’s Bakery, LLC Delayed Term Loan	506,841
CVAUSA Management, LLC Primary Delayed Draw Term Loan	712,428
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	298,226
Discovery SL Management, LLC Delayed Draw Term Loan A	243,333
Discovery SL Management, LLC Delayed Draw Term Loan B	1,215,000
Discovery SL Management, LLC Revolving Credit Loan	243,000
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	118,027
Enverus Holdings, Inc. Revolving Loan	405,405
Enverus Holdings, Inc.Delayed Draw Term Loan	266,409
ETE Intermediate II LLC Revolving Loan	235,714
Ethos Risk Services, LLC Delayed Draw Term C Loan	2,666,667
EVDR Purchaser, Inc. Delayed Draw Term Loan	1,372,549
EVDR Purchaser, Inc. Revolving Credit Loan	494,118
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	1,666,667
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	380,895
Five Star Buyer, Inc. Delayed Draw Term Loan	237,838
FMG Suite Holdings, LLC Revolving Credit	378,225
GS Acquisitionco, Inc. Revolving Loan	1,196,809
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	4,787,234
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78,263
Hanger, Inc. Incremental Delayed Draw Term Loan	262,218
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	710,680
Hills Distribution, Inc. Delayed Draw Term Loan	1,040,029
Houseworks Holdings, LLC Delayed Draw Term Loan	2,500,000
Inventus Power, Inc. Revolving Loan	355,932
IPC Pain Acquisition, LLC Delayed Draw Tem Loan	298,643
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	1,766,400
KL Moon Acquisition, LLC Delayed Draw Term Loan	252,268
Legitscript LLC Delayed Draw Loan	948,706
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562,030
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	1,258,927

Investments	March 31, 2024
Lighthouse Technologies Holding Corp. Revolving Loan	$815,899
Loving Tan Intermediate II Inc. Revolving Loan	140,000
ManTech International Corporation Delayed Draw Term Loan	614,940
MB2 Dental Solutions, LLC Revolving Commitment	298,635
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	1,493,174
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	895,904
Medical Device Inc. Revolving Loan	551,739
Medical Technology Solutions, LLC Delayed Draw D Term Loan	316,392
Medina Health, LLC Revolving Loan	334,270
Medrina, LLC Initial Delayed Draw Term Loan Facility	744,681
Medrina, LLC Revolving Facility	531,915
Modigent, LLC Delayed Term Loan	275,244
Neptune Flood Incorporated Revolving Loan	154,000
NORA Acquisition, LLC Revolving Credit	388,889
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	661,999
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	220,386
OSR Opco LLC Delayed Draw Term Loan	1,066,667
OSR Opco LLC Revolving Loan	1,600,000
Pacific Purchaser, LLC Delayed Draw Term Loan	352,113
Pacific Purchaser, LLC Revolving Loan	176,056
PDI TA Holdings, Inc. Delayed Draw Term Loan	1,773,333
PDI TA Holdings, Inc. Revolving Credit	560,000
Penncomp, LLC Delayed Draw Term Loan A	2,412,699
Peter C. Foy & Associates Insurance Services, LLC Delayed Draw Term Loan D	2,500,000
Petra Borrower, LLC Delayed Draw Term Loan	1,250,000
Petra Borrower, LLC Revolving Loan	225,000
PracticeTek Purchaser, LLC Delayed Draw Term Loan	615,574
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	4,000,000
RoC Holdco LLC Revolving Credit Loan	732,000
RPM Purchaser, Inc. Delayed Draw Term Loan B	517,857
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	264,000
Rural Sourcing Holdings, Inc. Revolving Loan	264,000
SageSure Holdings, LLC Delayed Draw Term Loan	1,041,211
SDG Mgmt Company, LLC Delayed Draw Term Loan	264,419
Signature Brands, LLC Term Loan	518,015
Sonny’s Enterprises, LLC Delayed Draw Term Loan	336,000
Spark Purchaser, Inc. Revolving Credit	808,654
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	430,010
TCP Hawker Intermediate LLC Delayed Draw Term Loan	221,541
Thames Technology Holdings, Inc. Delayed Draw Term Loan	788,644
Thames Technology Holdings, Inc. Revolving Loan	788,644
Track Branson Opco, LLC, The Revolving Loan	237,838
Transgo, LLC Revolving Loan	605,000
Trench Plate Rental Co. Revolving Loan	284,138
Truck-Lite Co., LLC Delayed Draw Term Loan	622,222
Truck-Lite Co., LLC Initial Revolving Credit Loan	601,481
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	1,193,471
Verdantas LLC 2024 Delayed Draw Term Loan	4,350,000
Vertex Service Partners, LLC Delayed Draw Term Loan	1,990,728
Vertex Service Partners, LLC Revolving Facility	406,977
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	438,421
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	1,780,000
Wealth Enhancement Group, LLC May 2022 Delayed Draw Term Loan	87,134
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	626,736
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	50,766

$105,431,221

As of December 31, 2023, the Company had the following outstanding commitments to investments:

Investments	December 31, 2023
3 Step Sports LLC Delayed Draw Term Loan	$456,073
Accent Building Materials Holdings LLC Term B Delayed Term Loan	653,571
Accordion Partners LLC Revolving Loan	291,182
Accordion Partners LLC Third Amendment Delayed Draw Term Loan	297,006
AI Fire Buyer, Inc. Delayed Draw Term Loan	312,894
Alera Group, Inc. Delayed Draw Term Loan	665,925
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	1,021,277
Ambient Enterprises Holdco LLC Revolving Loan	893,617
Apex Service Partners, LLC Delayed Draw Term Loan	855,366
Apex Service Partners, LLC Revolving Loan	278,067
Arcticom Group Delayed Draw Term Loan	5,145
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	1,629,243
Axis Portable Air, LLC Delayed Draw Term Loan Fifth Amendment	2,259,036
Bamboo US BidCo LLC Initial Delayed Draw Term Loan	100,343
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	269,486
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	937,375
Community Care Partners, LLC Delayed Draw Term B Loan	297,901
Crash Champions Intermediate, LLC Revolving Credit Loan	264,767
CVAUSA Management, LLC Primary Delayed Draw Term Loan	712,428
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	298,226
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	118,027
Enverus Holdings, Inc. Revolving Loan	405,405
Enverus Holdings, Inc.Delayed Draw Term Loan	266,409
ETE Intermediate II LLC Revolving Loan	235,714
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	1,666,667
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	380,895
Five Star Buyer, Inc. Delayed Draw Term Loan	237,838
FMG Suite Holdings, LLC Revolving Credit	290,774
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78,263
Hanger, Inc. Incremental Delayed Draw Term Loan	619,787
Hills Distribution, Inc. Delayed Draw Term Loan	114,103
Houseworks Holdings, LLC Delayed Draw Term Loan	2,500,000
Inventus Power, Inc. Revolving Loan	355,932
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	1,000,000
Legitscript LLC Delayed Draw Loan	948,706
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562,030
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	1,274,699
Lighthouse Technologies Holding Corp. Revolving Loan	815,899
Loving Tan Intermediate II Inc. Revolving Loan	140,000
ManTech International Corporation Delayed Draw Term Loan	614,940
Medical Device Inc. Revolving Loan	551,739
Medical Technology Solutions, LLC Delayed Draw C Term Loan	126,557
Medical Technology Solutions, LLC Delayed Draw D Term Loan	316,392
Medrina, LLC Initial Delayed Draw Term Loan Facility	744,681
Medrina, LLC Revolving Facility	531,915
Modigent, LLC Delayed Term Loan	403,288
Neptune Flood Incorporated Revolving Loan	154,000
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	220,386
Penncomp, LLC Delayed Draw Term Loan A	2,412,699
Peter C. Foy & Associates Insurance Services, LLC Delayed Draw Term Loan D	2,500,000
Petra Borrower, LLC Delayed Draw Term Loan	1,250,000
Petra Borrower, LLC Revolving Loan	500,000

Investments	December 31, 2023
PracticeTek Purchaser, LLC Delayed Draw Term Loan	$615,574
Refocus Management Services, LLC Delayed Draw Term B Loan	666,667
RPM Purchaser, Inc. Delayed Draw Term Loan B	1,071,429
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	352,000
Rural Sourcing Holdings, Inc. Revolving Loan	264,000
SageSure Holdings, LLC Delayed Draw Term Loan	1,041,211
Salt Dental Collective, LLC Delayed Draw Term Loan	2,500,000
Signature Brands, LLC Term Loan	531,357
Sonny’s Enterprises, LLC Delayed Draw Term Loan	516,000
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	430,010
TCP Hawker Intermediate LLC Delayed Draw Term Loan	221,541
Thames Technology Holdings, Inc. Delayed Draw Term Loan	788,643
Thames Technology Holdings, Inc. Revolving Loan	788,643
Track Branson Opco, LLC, The Revolving Loan	237,838
Trench Plate Rental Co. Revolving Loan	372,414
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	1,348,661
Upstack Holdco Inc. Delayed Draw Term Loan	177,087
Vertex Service Partners, LLC Delayed Draw Term Loan	2,733,746
Vertex Service Partners, LLC Revolving Facility	406,977
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	510,667
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	119,975
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	195,254

Total unfunded commitments	$50,726,367

9. Net Assets
Share Issuances
The following table summarizes total Shares issued, related amounts and offering price for the share issuances during the three month period ended March 31, 2024:

Share Issuance Date	Shares Issued	Amount	Offering Price
January 1	1,166,604	$30,032,356	$25.74
February 1	809,925	21,040,000	25.98
March 1	1,653,938	43,355,000	26.21

Total capital contributions	3,630,467	$94,427,356

Distributions
On March 14, 2024, the Board declared a distribution on the Shares payable on April 30, 2024 to shareholders of record as of the close of business on March 29, 2024 (the “Q1 2024 Distribution”). The amount of the Q1 2024 Distribution equaled $0.65 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 259,187 Shares were issued on January 1, 2024 in connection with the Company’s DRIP for the Q4 2023 Distribution.
The following table identifies distributions declared as of March 31, 2024:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 14, 2024	March 29, 2024	April 30, 2024	$0.65	$10,777,485
The following table identifies distributions declared as of December 31, 2023:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
August 3, 2023	September 29, 2023	November 1, 2023	$0.72	$7,000,000
November 2, 2023	December 31, 2023	January 31, 2024	0.65	8,417,682

During the three month period ended March 31, 2024, the Company issued 259,187 Shares in connection with the DRIP for an aggregate amount of $6,672,356.
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
promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. All Shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares.
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
For the three month period ended March 31, 2024, no Shares were repurchased.
The following table summarizes the capital activity during the three month period ended March 31, 2024:

Shares outstanding as of December 31, 2023	12,950,280
Shares issued in private offerings	3,371,280
Shares issued in connection with DRIP	259,187
Shares repurchased	—

Shares outstanding as of March 31, 2024	16,580,747

10. Financial Highlights

For the Three Month Period Ended March 31, 2024
Per share data:
Net asset value, beginning of period	$25.74
Net investment income (loss) (1)	0.68
Realized and unrealized gain (loss) on investment transactions (2)	0.06

Total from operations	0.74
Distributions from net investment income	(0.62)
Distributions from net realized capital gains/losses	(0.03)

Total increase (decrease) in net assets	0.09

Net asset value, end of period	$25.83

Shares outstanding, end of period	16,580,747
Total return (3)	2.84%
Ratios / supplemental data
Ratio of gross expenses to average net assets (4)(5)(6)(8)	2.95%
Ratio of net expenses to average net assets (4)(5)(7)(8)	2.94%
Ratio of net investment income (loss) to average net assets (4)(5)	2.72%
Net assets, end of period	$428,206,743
Weighted average shares outstanding	15,214,330
Portfolio turnover rate (9)	5.07%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
(2)	Includes balancing amounts necessary to reconcile the change in NAV per share for the period.
(3)
Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the beginning NAV per share, assuming a distribution reinvestment price in accordance with the Company’s DRIP. Total return has not been annualized.

(4)	Ratios have not been annualized.
(5)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(6)	Ratio of gross expenses to average net assets is computed using expenses before waivers and expense support payments (recoupments), if applicable.
(7)
Ratio of net expenses to average net assets is computed using total expenses, including the effects of expense support payments (recoupments), which represented 0.01% for the three month period ended March 31, 2024 on average net assets.

(8)
Ratio of gross expenses to average net assets and ratio of net expenses to average net assets are inclusive of the income incentive fee and capital gains-based incentive fee. The income incentive fee ratio and capital gains-based incentive fee are 0.22% and 0.01%, respectively, for the three month period ended March 31, 2024.

(9)	Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported and has not been annualized.
The Company commenced operations on April 3, 2023, thus there are no financial highlights presented for the three month period ended March 31, 2023
11. Subsequent Events
The Company’s management has evaluated events subsequent to March 31, 2024 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.
As of April 1, 2024, the Company sold 1,589,527.45 Shares (with the final number of Shares issued being determined on April 25, 2024) in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $41.1 million.

On May 1, 2024, the Company offered to purchase up to 829,037 shares of its Shares at a purchase price equal to the NAV per Share as of June 30, 2024 (the “May 2024 Tender Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the
May
2024 Tender Offer. The May 2024 Tender Offer is set to expire on May 29, 2024.
On May 7, 2024, the Board declared a distribution on the Shares equal to an aggregate amount up to the (i) Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended June 30, 2024 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q2 2024 Distribution”). The Q2 2024 Distribution is payable on July 31, 2024 to shareholders of record as of the close of business on June 28, 2024. The final amount of the Q2 2024 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q2 2024 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.
The Company received approximately $14.6 million of subscriptions effective May 1, 2024 in connection with its monthly closing for the Private Offering.

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

The information contained in this section should be read in conjunction with “Item 1. Unaudited Consolidated Financial Statements” in this Report. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that the Company’s plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or the Company’s future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” in Part II, Item 1A of this Report and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. The Company does not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements:

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

Investors are advised to consult any additional disclosures that the Company makes directly to investors or through reports that the Company has filed or will file with the U.S. Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in Private Credit, primarily through our lending strategy and underlying funds strategy, each as more fully discussed in our annual report on Form 10-K for the year ended December 31, 2023. Except as otherwise disclosed in our annual report on Form 10-K for the year ended December 31, 2023, we may modify or waive our investment objectives and any of our investment policies, restrictions, strategies, and techniques without prior notice and without shareholder approval. However, absent requisite shareholder approval under the 1940 Act, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. If we change our 80% Private Credit test, we will provide shareholders with at least 60 days advance notice of such change.

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

The managers or general partners of the underlying funds may impose management fees or performance-based fees, a proportionate share of which will be borne by the Company and, indirectly, its shareholders. With respect to investments approved by the Advisor that are sourced by Lending Sources or through underlying funds, the Company may be required to pay an origination or similar fee in connection with making such investment, as well as any ongoing fees for administrative services provided by the Lending Sources to the Company with respect to such investments, which fees will be indirectly borne by the Company’s shareholders and are in addition to the fees charged to the underlying funds by their managers or general partners.

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

Please refer to “Item 1. Business” in our annual report on Form 10-K for the period ended December 31, 2023 for more information on the Company and its investment objectives and strategy.

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

The Initial Closing of the Private Offering occurred on April 3, 2023, in connection with which we sold 741,800 Shares in exchange for gross proceeds of $18.5 million. We used the proceeds from the Initial Closing, along with borrowings under the MassMutual SPV I Facility, to purchase the Initial Portfolio on April 3, 2023, shortly prior to our election to be regulated as a BDC. As of March 31, 2024, we had sold an aggregate of 16,072,998 Shares in the Private Offering for total consideration of approximately $415.1 million. As of December 31, 2023, we had sold an aggregate of 12,701,718 Shares in the Private Offering for total consideration of approximately $327.3 million. These figures do not include any Shares issued in connection with the DRIP.

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

Portfolio and Investment Activity

As of March 31, 2024, the Company had 336 investments in 202 portfolio companies across 62 industries. Based on fair value as of March 31, 2024, 100% of the Company’s debt portfolio was invested in debt bearing a floating interest rate. The weighted average interest rate across the Company’s portfolio investments was approximately 11.4% as of March 31, 2024.

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

As of March 31, 2024 and December 31, 2023, our investment portfolio had no investments on non-accrual status.

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

Consolidated Results of Operations

The Company was formed on September 26, 2022 and commenced investment operations on April 3, 2023. The following table represents our operating results for the period indicated:

For the Three Month Period
Ended March 31, 2024
Total investment income	$21,512,894
Less: Net expenses	(11,166,479)

Net investment income (loss)	10,346,415

Net realized gain (loss)	320,354
Net change in unrealized depreciation	505,973

Net increase (decrease) in Net Assets resulting from operations	$11,172,742

Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

For the Three Month Period
Ended March 31, 2024
Investment income:
Interest income	$21,392,779
Payment-in-kind	120,115

Total Investment Income	$21,512,894

For the three month period ended March 31, 2024, total investment income was driven by the Company’s deployment of capital and increasing invested balance of investments. The size of the Company’s investment portfolio at fair value was $771,341,328 as of March 31, 2024 and, as of such date, all of the Company’s debt investments were income-producing.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2024 and December 31, 2023, all of the Company’s debt investments were performing and current on their interest payments.

Expenses

Expenses were as follows for the period indicated:

For the Three Month Period
Ended March 31, 2024
Expenses
Interest expense	$7,531,462
Management fee	983,189
Income incentive fee	837,526
Capital gains-based incentive fee	35,198
Legal fees	667,738
Professional fees	337,580
Administration fee	296,454
Directors’ fees	50,000
Custody fees	28,654
Other expenses	423,035

Total expenses	$11,190,836

Less expense support payments by the Advisor	24,357

Net expenses	$11,166,479

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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three month period ended March 31, 2024, the Company did not incur any excise tax.

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

The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2024.

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

Cash Flows

As of March 31, 2024 we had $32.5 million in cash and cash equivalents and restricted cash and restricted cash equivalents. During the three month period ended March 31, 2024, we used $(196.5) million in cash for operating activities, primarily as a result of funding of portfolio investments of $(233.1) million, partially offset by repayment of portfolio investments of $36.4 million, and other operating activities of $0.2 million. Cash provided by financing activities was $210.0 million during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $88.3 million and borrowings of $212.0 million under our financing arrangements, partially offset by distributions paid of $(1.7) million and repayments of borrowings of $(88.5) million.

As of December 31, 2023 we had $18.9 million in cash and cash equivalents and restricted cash and restricted cash equivalents. During the period from April 3, 2023 (commencement of operations) to December 31, 2023, we used $(548.4) million in cash for operating activities, primarily as a result of funding of portfolio investments of $(600.5) million, partially offset by repayment of portfolio investments of $35.3 million, and other operating activities of $16.8 million. Cash provided by financing activities was $567.3 million during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $333.7 million and borrowings of $312.1 million under our financing arrangements, partially offset by distributions paid of $(7.0) million and repayments of borrowings of $(71.5) million.

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

Under the provisions of the 1940 Act, following approval from our initial shareholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, which approval became effective on January 21, 2023, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any shares of preferred stock that we may issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. As of March 31, 2024 and December 31, 2023, our asset coverage ratio, as defined under the 1940 Act, was 210.9% and 231.2%, respectively.

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

As of March 31, 2024 and December 31, 2023, the Company had outstanding borrowings of $379,670,535 and $248,370,535, respectively. The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

MassMutual SPV I Facility

On April 3, 2023, in connection with the acquisition of the Initial Portfolio, the Company, through SPV Facility I as borrower, entered into a Loan and Security Agreement (the “MassMutual SPV I Facility”) with Massachusetts Mutual Life Insurance Company (“MassMutual”), as the administrative agent and facility servicer, and the lenders party thereto from time to time.

Under the MassMutual SPV I Facility, the lenders made initial commitments of $200,000,000. On September 26, 2023, SPV Facility I and MassMutual amended the MassMutual SPV I Facility (the “MassMutual First Amendment”). The MassMutual First Amendment, among other things, increased the aggregate commitments by the lenders to $250,000,000. Borrowings under the MassMutual SPV I Facility will generally bear interest at a rate per annum equal to 3-Month Term SOFR plus a margin of 3.25%, with a 1.0% floor on Term SOFR. The MassMutual SPV I Facility is secured by all of the assets of SPV Facility I and a pledge over 100% of the equity interest the Company holds in SPV Facility I. The MassMutual SPV I Facility requires payment of (a) a non-use fee during the 18-month availability period of 0.40% on the difference between the average daily outstanding balance under the facility relative to the maximum amount of commitments at such time, and (b) after the 18-month availability period until the stated maturity date, a utilization fee equal to the positive difference, if any, in respect of any period between (i) the amount of interest that would have accrued under the MassMutual SPV I Facility if the principal outstanding thereunder were equal to 75% of the maximum commitment amount in that period, and (ii) the amount of interest that actually accrued under the MassMutual SPV I Facility for such period on the loans advanced thereunder. The Advisor paid, on the Company’s behalf, a customary upfront 1.25% commitment fee in connection with the MassMutual SPV I Facility, which amount was subject to reimbursement by the Company under the Amended Expense Limitation Agreement. The MassMutual SPV I Facility matures on March 31, 2033, unless sooner terminated in accordance with its terms.

As of March 31, 2024 and December 31, 2023, the Company had an outstanding principal balance under the MassMutual SPV I Facility of $169,000,000 and $154,500,000, respectively. For the three month period ended March 31, 2024, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.62%. For the three month period ended March 31, 2024, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility were $155,516,484.

BMO SPV II Credit Facility

On May 1, 2023, the Company, through SPV Facility II as borrower, entered into a Loan and Security Agreement (the “BMO Loan and Security Agreement”) with Bank of Montreal, a (“BMO”), as the administrative agent, as collateral agent, and as a lender, and the other lenders party thereto from time to time, to provide SPV Facility II with a revolving credit facility (the “BMO SPV II Credit Facility”). BMO had made an initial commitment of $81,250,000 under the BMO SPV II Credit Facility, with an accordion provision to permit increases to the total facility amount up to $100,000,000, subject to satisfaction of certain conditions. On July 3, 2023, SPV Facility II and BMO entered into an amendment (the “BMO First Amendment”) to the BMO Loan and Security Agreement. The BMO First Amendment provides for, among other things, (1) a funded amount from the lenders of $100,750,000 as of the amendment effective date and (2) an increase in the maximum total commitments of the lenders under the accordion provision in the BMO Loan and Security Agreement to $125,000,000. Borrowings under the BMO SPV II Credit Facility generally bear interest at a rate per annum equal to 3-MonthTerm SOFR plus a margin of 2.50% (subject to credit spread adjustments based on the weighted average spread of certain loan assets). The BMO SPV II Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility II and a pledge over 100% of the Company’s equity interest in SPV Facility II.

The BMO SPV II Credit Facility matures on May 1, 2030, unless sooner terminated in accordance with its terms.

As of March 31, 2024 and December 31, 2023, the Company had an outstanding principal balance under the BMO SPV II Credit Facility of $101,670,535 and $93,870,535, respectively, in connection with investments purchased through participation agreements from BMO. For the three month period ended March 31, 2024, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.84%. For the three month period ended March 31, 2024, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $95,901,304.

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

In connection with the Wells Fargo SPV III Credit Facility, SPV Facility III is required to pay a non-use fee equal to, during the first six months of the availability period, 0.50% multiplied by the unutilized portion of the total commitments available under the Wells Fargo SPV III Credit Facility. After the first six months of the availability period and in the event that SPV Facility III draws on less than 65% of total commitments available under the Wells Fargo SPV III Credit Facility, SPV Facility III is subject to a non-usage fee of 2% of the difference between 65% of the total commitments available and the effective drawn amount, as well as a non-usage fee of 0.5% on any undrawn amount that is less than or equal to 35% of the total commitments.

The reinvestment period end date (after which no borrowings may be drawn under the Wells Fargo SPV III Credit Facility) and the maturity date under the Wells Fargo SPV III Credit Facility are scheduled for December 1, 2026 and December 1, 2028, respectively, unless the Wells Fargo Loan and Security Agreement is sooner terminated in accordance with its terms.

As of March 31, 2024, the Company had an outstanding principal balance under the Wells Fargo SPV III Credit Facility of $109,000,000. As of December 31, 2023, the Company had no outstanding principal balance under the Wells Fargo SPV III Credit Facility. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company had no borrowing activity under the Wells Fargo SPV III Credit Facility. For the three month period ended March 31, 2024, the Company’s borrowings under the Wells Fargo SPV III Credit Facility bore interest at a weighted average interest rate of 7.97%. For the three month period ended March 31, 2024, the daily average amount of outstanding borrowings under the Wells Fargo SPV III Credit Facility was $74,730,337.

For the three month period ended March 31, 2024, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility (the “Lines of Credit”) amounted to 8.37%. The Company’s aggregate daily average amount of borrowings under the Lines of Credit for the three month period ended March 31, 2024 amounted to $324,505,700.

The Lines of Credit each include customary affirmative and negative covenants, including financial covenants requiring the Company to maintain a minimum shareholders’ equity and asset coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Distributions and Distribution Reinvestment

We expect to pay regular quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

On March 14, 2024, the Board declared a distribution on the Shares payable on April 30, 2024 to shareholders of record as of the close of business on March 29, 2024 (the “Q1 2024 Distribution”). The amount of the Q1 2024 Distribution equaled $0.65 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 259,187 Shares were issued on January 1, 2024 in connection with the Company’s DRIP for the Q4 2023 Distribution.

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

We did not repurchase any Shares during the three month period ended March 31, 2024.

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

We have also identified revenue recognition as a critical accounting policy. See “Note 2. Significant Accounting Policies” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information regarding the Company’s most significant accounting policies, including those relating to the valuation of its investment portfolio and revenue recognition. These significant accounting policies should be read in conjunction with the Company’s unaudited consolidated financial statements in Item 1. Unaudited Consolidated Financial Statements” of Part I of this Report, “Item 1A. Risk Factors” in Part I of our annual report on Form 10-K for the year ended December 31, 2023.

As of March 31, 2024 and December 31, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 180.1% and 169.6%, respectively, of our total net assets.

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

In addition, we have entered into the Amended Expense Limitation Agreement with the Advisor which was most recently extended in March 2024 for an additional one-year term, ending on April 3, 2025, and which may be extended for additional one-year periods on an annual basis. Under the Amended Expense Limitation Agreement, any Expense Payments will be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the Expense Cap. See “Note 3. Related Party Transactions” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information. As of March 31, 2024 and December 31, 2023, the Company had $2,396,447 and $2,372,090, respectively, in expenses subject to recoupment by the Advisor. Recoupment must occur within three years from the end of the month in which such fees and expenses were waived, reimbursed or paid by the Advisor.

If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we receive under the Advisory Agreement, the Sub-Advisory Agreement and the Administration Agreement.

Off-Balance Sheet Arrangement

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

As of March 31, 2024, we had the following outstanding commitments to fund investments. As of March 31, 2024, we believe we have adequate financial resources to satisfy such commitments.

Investments	March 31, 2024
3 Step Sports LLC Delayed Draw Term Loan	$456,277
Accent Building Materials Holdings LLC Term B Delayed Term Loan	653,571
Accordion Partners LLC Revolving Loan	145,591
Accordion Partners LLC Third Amendment Delayed Draw Term Loan	97,546
ACP Avenu Buyer, LLC Delayed TL	395,536
ACP Avenu Buyer, LLC Revolving Credit	267,857
ACP Falcon Buyer, Inc. Revolving Loan	333,333
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	380,797
AI Fire Buyer, Inc. Delayed Draw Term Loan	266,586
Alera Group, Inc. Delayed Draw Term Loan	632,629
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	261,702
Ambient Enterprises Holdco LLC Revolving Loan	893,617
Any Hour LLC Amendment No. 4 Delayed Draw Term Loan	257,749
APD VOR Debt, LP	3,009,118
Apex Service Partners, LLC Delayed Draw Term Loan	497,579
Apex Service Partners, LLC Revolving Loan	187,393
Aptean Acquiror Inc. Delayed Draw Term Loan	810,041
Aptean Acquiror Inc. Revolving Credit	436,880
Arctic Holdco, LLC Initial Revolving Loan	154,482
Arcticom Group Delayed Draw Term Loan	5,144
Associations, Inc. Term Loan A	617,156
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	1,300,278
AXIS PORTABLE AIR LLC Fifth Amendment Delayed Draw Term Loan	1,806,640
Bamboo US BidCo LLC Initial Delayed Draw Term Loan	96,249
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	7,000,000
BNI Global, LLC Revolving Credit Loan	267,147
CCHN Holdings, LLC Term Loan	5,984,043
Cerity Partners Equity Holding LLC Initial Revolving Loan	293,368
Chef Merito, LLC Delayed Draw Term Loan A	426,322
Chef Merito, LLC Delayed Draw Term Loan B	426,322
Chef Merito, LLC Delayed Draw Term Loan C	340,515
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	2,815,580
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	937,375

Investments	March 31, 2024
Community Care Partners, LLC Delayed Draw Term B Loan	$297,901
Costanzo’s Bakery, LLC Delayed Term Loan	506,841
CVAUSA Management, LLC Primary Delayed Draw Term Loan	712,428
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	298,226
Discovery SL Management, LLC Delayed Draw Term Loan A	243,333
Discovery SL Management, LLC Delayed Draw Term Loan B	1,215,000
Discovery SL Management, LLC Revolving Credit Loan	243,000
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	118,027
Enverus Holdings, Inc. Revolving Loan	405,405
Enverus Holdings, Inc.Delayed Draw Term Loan	266,409
ETE Intermediate II LLC Revolving Loan	235,714
Ethos Risk Services, LLC Delayed Draw Term C Loan	2,666,667
EVDR Purchaser, Inc. Delayed Draw Term Loan	1,372,549
EVDR Purchaser, Inc. Revolving Credit Loan	494,118
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	1,666,667
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	380,895
Five Star Buyer, Inc. Delayed Draw Term Loan	237,838
FMG Suite Holdings, LLC Revolving Credit	378,225
GS Acquisitionco, Inc. Revolving Loan	1,196,809
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	4,787,234
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78,263
Hanger, Inc. Incremental Delayed Draw Term Loan	262,218
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	710,680
Hills Distribution, Inc. Delayed Draw Term Loan	1,040,029
Houseworks Holdings, LLC Delayed Draw Term Loan	2,500,000
Inventus Power, Inc. Revolving Loan	355,932
IPC Pain Acquisition, LLC Delayed Draw Tem Loan	298,643
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	1,766,400
KL Moon Acquisition, LLC Delayed Draw Term Loan	252,268
Legitscript LLC Delayed Draw Loan	948,706
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562,030
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	1,258,927
Lighthouse Technologies Holding Corp. Revolving Loan	815,899
Loving Tan Intermediate II Inc. Revolving Loan	140,000
ManTech International Corporation Delayed Draw Term Loan	614,940
MB2 Dental Solutions, LLC Revolving Commitment	298,635
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	1,493,174
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	895,904
Medical Device Inc. Revolving Loan	551,739
Medical Technology Solutions, LLC Delayed Draw D Term Loan	316,392
Medina Health, LLC Revolving Loan	334,270
Medrina, LLC Initial Delayed Draw Term Loan Facility	744,681
Medrina, LLC Revolving Facility	531,915
Modigent, LLC Delayed Term Loan	275,244
Neptune Flood Incorporated Revolving Loan	154,000
NORA Acquisition, LLC Revolving Credit	388,889
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	661,999
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	220,386
OSR Opco LLC Delayed Draw Term Loan	1,066,667
OSR Opco LLC Revolving Loan	1,600,000
Pacific Purchaser, LLC Delayed Draw Term Loan	352,113
Pacific Purchaser, LLC Revolving Loan	176,056
PDI TA Holdings, Inc. Delayed Draw Term Loan	1,773,333
PDI TA Holdings, Inc. Revolving Credit	560,000
Penncomp, LLC Delayed Draw Term Loan A	2,412,699

Investments	March 31, 2024
Peter C. Foy & Associates Insurance Services, LLC Delayed Draw Term Loan D	$2,500,000
Petra Borrower, LLC Delayed Draw Term Loan	1,250,000
Petra Borrower, LLC Revolving Loan	225,000
PracticeTek Purchaser, LLC Delayed Draw Term Loan	615,574
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	4,000,000
RoC Holdco LLC Revolving Credit Loan	732,000
RPM Purchaser, Inc. Delayed Draw Term Loan B	517,857
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	264,000
Rural Sourcing Holdings, Inc. Revolving Loan	264,000
SageSure Holdings, LLC Delayed Draw Term Loan	1,041,211
SDG Mgmt Company, LLC Delayed Draw Term Loan	264,419
Signature Brands, LLC Term Loan	518,015
Sonny’s Enterprises, LLC Delayed Draw Term Loan	336,000
Spark Purchaser, Inc. Revolving Credit	808,654
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	430,010
TCP Hawker Intermediate LLC Delayed Draw Term Loan	221,541
Thames Technology Holdings, Inc. Delayed Draw Term Loan	788,644
Thames Technology Holdings, Inc. Revolving Loan	788,644
Track Branson Opco, LLC, The Revolving Loan	237,838
Transgo, LLC Revolving Loan	605,000
Trench Plate Rental Co. Revolving Loan	284,138
Truck-Lite Co., LLC Delayed Draw Term Loan	622,222
Truck-Lite Co., LLC Initial Revolving Credit Loan	601,481
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	1,193,471
Verdantas LLC 2024 Delayed Draw Term Loan	4,350,000
Vertex Service Partners, LLC Delayed Draw Term Loan	1,990,728
Vertex Service Partners, LLC Revolving Facility	406,977
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	438,421
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	1,780,000
Wealth Enhancement Group, LLC May 2022 Delayed Draw Term Loan	87,134
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	626,736
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	50,766

$105,431,221

As of December 31, 2023, we had the following outstanding commitments to fund investments. As of December 31, 2023, we believe we have adequate financial resources to satisfy such commitments.

Investments	December 31, 2023
3 Step Sports LLC Delayed Draw Term Loan	$456,073
Accent Building Materials Holdings LLC Term B Delayed Term Loan	653,571
Accordion Partners LLC Revolving Loan	291,182
Accordion Partners LLC Third Amendment Delayed Draw Term Loan	297,006
AI Fire Buyer, Inc. Delayed Draw Term Loan	312,894
Alera Group, Inc. Delayed Draw Term Loan	665,925
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	1,021,277
Ambient Enterprises Holdco LLC Revolving Loan	893,617
Apex Service Partners, LLC Delayed Draw Term Loan	855,366
Apex Service Partners, LLC Revolving Loan	278,067
Arcticom Group Delayed Draw Term Loan	5,145
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	1,629,243
Axis Portable Air, LLC Delayed Draw Term Loan Fifth Amendment	2,259,036
Bamboo US BidCo LLC Initial Delayed Draw Term Loan	100,343
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	269,486
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	937,375
Community Care Partners, LLC Delayed Draw Term B Loan	297,901

Investments	December 31, 2023
Crash Champions Intermediate, LLC Revolving Credit Loan	$264,767
CVAUSA Management, LLC Primary Delayed Draw Term Loan	712,428
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	298,226
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	118,027
Enverus Holdings, Inc. Revolving Loan	405,405
Enverus Holdings, Inc.Delayed Draw Term Loan	266,409
ETE Intermediate II LLC Revolving Loan	235,714
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	1,666,667
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	380,895
Five Star Buyer, Inc. Delayed Draw Term Loan	237,838
FMG Suite Holdings, LLC Revolving Credit	290,774
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78,263
Hanger, Inc. Incremental Delayed Draw Term Loan	619,787
Hills Distribution, Inc. Delayed Draw Term Loan	114,103
Houseworks Holdings, LLC Delayed Draw Term Loan	2,500,000
Inventus Power, Inc. Revolving Loan	355,932
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	1,000,000
Legitscript LLC Delayed Draw Loan	948,706
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562,030
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	1,274,699
Lighthouse Technologies Holding Corp. Revolving Loan	815,899
Loving Tan Intermediate II Inc. Revolving Loan	140,000
ManTech International Corporation Delayed Draw Term Loan	614,940
Medical Device Inc. Revolving Loan	551,739
Medical Technology Solutions, LLC Delayed Draw C Term Loan	126,557
Medical Technology Solutions, LLC Delayed Draw D Term Loan	316,392
Medrina, LLC Initial Delayed Draw Term Loan Facility	744,681
Medrina, LLC Revolving Facility	531,915
Modigent, LLC Delayed Term Loan	403,288
Neptune Flood Incorporated Revolving Loan	154,000
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	220,386
Penncomp, LLC Delayed Draw Term Loan A	2,412,699
Peter C. Foy & Associates Insurance Services, LLC Delayed Draw Term Loan D	2,500,000
Petra Borrower, LLC Delayed Draw Term Loan	1,250,000
Petra Borrower, LLC Revolving Loan	500,000
PracticeTek Purchaser, LLC Delayed Draw Term Loan	615,574
Refocus Management Services, LLC Delayed Draw Term B Loan	666,667
RPM Purchaser, Inc. Delayed Draw Term Loan B	1,071,429
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	352,000
Rural Sourcing Holdings, Inc. Revolving Loan	264,000
SageSure Holdings, LLC Delayed Draw Term Loan	1,041,211
Salt Dental Collective, LLC Delayed Draw Term Loan	2,500,000
Signature Brands, LLC Term Loan	531,357
Sonny’s Enterprises, LLC Delayed Draw Term Loan	516,000
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	430,010
TCP Hawker Intermediate LLC Delayed Draw Term Loan	221,541
Thames Technology Holdings, Inc. Delayed Draw Term Loan	788,643
Thames Technology Holdings, Inc. Revolving Loan	788,643
Track Branson Opco, LLC, The Revolving Loan	237,838
Trench Plate Rental Co. Revolving Loan	372,414
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	1,348,661
Upstack Holdco Inc. Delayed Draw Term Loan	177,087
Vertex Service Partners, LLC Delayed Draw Term Loan	2,733,746
Vertex Service Partners, LLC Revolving Facility	406,977

Investments	December 31, 2023
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	$510,667
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	119,975
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	195,254

Total unfunded commitments	$50,726,367

Recent Developments

The Company’s management has evaluated events subsequent to March 31, 2024 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.

As of April 1, 2024, the Company sold 1,589,527.45 Shares (with the final number of Shares issued being determined on April 25, 2024) in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $41.1 million.

On May 1, 2024, the Company offered to purchase up to 829,037 shares of its Shares at a purchase price equal to the NAV per Share as of June 30, 2024 (the “May 2024 Tender Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the May 2024 Tender Offer. The May 2024 Tender Offer is set to expire on May 29, 2024.

On May 7, 2024, the Board declared a distribution on the Shares equal to an aggregate amount up to the (i) Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended June 30, 2024 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q2 2024 Distribution”). The Q2 2024 Distribution is payable on July 31, 2024 to shareholders of record as of the close of business on June 28, 2024. The final amount of the Q2 2024 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q2 2024 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

The Company received approximately $14.6 million of subscriptions effective May 1, 2024 in connection with its monthly closing for the Private Offering.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2024 were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Decrease (Increase) in Interest Expense	Net Increase (Decrease) in Net Income
Down 200 basis points	$(427,856)	$150,629	$(277,226)
Down 150 basis points	(320,892)	112,972	(207,920)
Down 100 basis points	(213,928)	75,315	(138,613)
Down 50 basis points	(106,964)	37,657	(69,307)
Up 50 basis points	106,964	(37,657)	69,307
Up 100 basis points	213,928	(75,315)	138,613
Up 150 basis points	320,892	(112,972)	207,920
Up 200 basis points	427,856	(150,629)	277,226

This analysis is indicative of the potential impact on our net investment income as of March 31, 2024, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility, and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after March 31, 2024, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2024 and December 31, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

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

Changes in Internal Control Over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

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

Item 1A. Risk Factors

Before making a decision to transact in our securities, you should carefully consider the risks referenced below and all other information contained in this Report, including our interim financial statements and the related notes thereto, which could materially affect the Company’s business, financial condition and/or operating results, as well as the value of the Company’s securities. The risks referenced herein are not the only risks the Company faces. Additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results, as well as the value of the Company’s securities.

There have been no material changes during the three months ended March 31, 2024 to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2023, which you should carefully consider before transacting in our securities. If any of such risks actually occur, the Company’s business, financial condition and/or operating results could be materially adversely affected. If that happens, the value of the Company’s securities could decline, and you may lose all or part of your investment.

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

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any equity securities during the three months ended March 31, 2024 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

(a)	Documents Filed as Part of this Report

3.1	Certificate of Formation of the Company.(1)

3.2	Limited Liability Company Agreement of the Company.(1)

10.1	Letter Agreement, dated March 14, 2024, Relating to Extension of Limitation Period Under Amended and Restated Expense Limitation and Reimbursement Agreement.(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document).*

*	Filed herewith.
**	Furnished herewith
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10 (File No. 000-56505), filed on December 30, 2022 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56505) filed on March 15, 2024 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 14, 2024	By:	/s/ Darren Friedman
Darren Friedman
Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Joseph Cambareri
Joseph Cambareri
Chief Financial Officer
(Principal Financial and Accounting Officer)