Form 10-Q
period 2024-06-30
Stepstone Private Credit Fund LLC
filed 2024-08-14
CIK 1950803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
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
of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of July 31, 2024, the registrant had 24,338,941 shares of its limited liability company interests outstanding.

STEPSTONE PRIVATE CREDIT FUND LLC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Assets and Liabilities as of June 30, 2024 (Unaudited) and December 31, 2023	2

	Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2024 and for the period from April 3, 2023 (commencement of operations) to June 30, 2023	3

	Consolidated Statements of Changes in Net Assets (Unaudited) for the three and six months ended June 30, 2024 and for the period from April 3, 2023 (commencement of operations) to June 30, 2023	4

	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2024 and for the period from April 3, 2023 (commencement of operations) to June 30, 2023	5

	Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)	6

	Consolidated Schedule of Investments as of December 31, 2023	23

	Notes to Consolidated Financial Statements (Unaudited)	34

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	73

Item 4.	Controls and Procedures	74

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	75

Item 1A.	Risk Factors	75

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity	75

Item 3.	Defaults Upon Senior Securities	75

Item 4.	Mine Safety Disclosures	75

Item 5.	Other Information	75

Item 6.	Exhibits	76

SIGNATURES		77

PART I. FINANCIAL INFORMATION
StepStone Private Credit Fund LLC
Consolidated Statements of Assets and Liabilities

	June 30, 2024
	(Unaudited)	December 31, 2023
Assets
Investments in securities of unaffiliated issuers at fair value (cost $942,304,481 and $566,083,084, respectively)	$941,329,435	$565,360,825
Cash and cash equivalents	6,631,771	5,160,185
Restricted cash and restricted cash equivalents	12,036,207	13,763,611
Interest receivable	8,338,667	5,599,101
Receivable from Advisor	935,774	1,075,628
Due from Affiliate	764,178	85,005
Receivables for investments sold	610,809	27,672

Total assets	$970,646,841	$591,072,027

Liabilities
Lines of credit (net of unamortized debt issuance costs of $6,996,033 and $7,403,444, respectively)	$390,674,502	$240,967,091
Distributions payable	14,030,156	8,417,682
Interest payable	3,309,455	2,525,407
Tender offer payable	1,663,889	—
Management fee payable	1,277,204	776,015
Incentive fee payable	1,135,450	590,402
Directors’ fees payable	62,500	50,000
Due to affiliate	1,255	1,255
Payables for investments purchased	—	2,757,335
Accrued expenses	1,945,925	1,602,710

Total liabilities	$414,100,336	$257,687,897

Commitments and contingencies (Note 8); Recoupments (Note 3)
Net assets
Shares, no par value, un limited shares authorized, 21,520,505 and 12,950,280, respectively, shares issued and outstanding	$556,938,028	$333,712,935
Distributable earnings (accumulated loss)	(391,523)	(328,805)

Total net assets	$556,546,505	$333,384,130

Total liabilities and net assets	$970,646,840	$591,072,027

Net asset value per share	$25.86	$25.74

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statements of Operations
(Unaudited)

		For the Period from
		April 3, 2023
		(commencement
	Three Months Ended	of operations) to	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024
Investment Income
Interest income on investments in securities of unaffiliated issuers	$25,998,128	$3,546,896	$47,390,907
Payment in-kind interest	142,227	—	262,342

Total investment income	$26,140,355	$3,546,896	$47,653,249

Expenses
Interest expense	$8,200,297	$1,603,075	$15,731,759
Management fee	1,277,204	130,692	2,260,393
Income incentive fee	1,122,558	135,985	1,960,084
Capital gains-based incentive fee	(22,305)	—	12,893
Organizational costs	—	1,296,462	—
Professional fees	391,568	—	729,148
Administration fee	385,420	40,824	681,874
Legal fees	140,746	—	808,484
Directors’ fees	50,000	50,000	100,000
Custody fees	22,566	—	51,220
Other expenses	532,780	303,433	955,815

Total expenses	$12,100,834	$3,560,471	$23,291,670
Less expense (recoupment) support payments (to) by the Advisor (Note 3)	$(164,211)	$1,560,028	$(139,854)
Waiver for management and incentive fees (Note 3)	—	266,677	—

Net expenses	$12,265,045	$1,733,766	$23,431,524
Net investment income	$13,875,310	$1,813,130	$24,221,725

Realized and unrealized gain (loss) allocated from investments in securities of unaffiliated issuers
Net realized gain (loss) from investments in securities of unaffiliated issuers	$455,631	$4,695	$775,985
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	(758,760)	—	(252,787)

Net gain (loss) from investments in securities of unaffiliated issuers	$(303,129)	$4,695	$523,198

Net Increase (Decrease) in Net Assets Resulting from Operations	$13,572,181	$1,817,825	$24,744,923

Weighted average shares outstanding	19,676,923	2,183,311	17,445,626
Net investment income per share	$0.71	$0.83	$1.39

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Limited Liability Company Interests
			Total Distributable
	Number	Shares	Earnings	Total Net
	of Shares	Transactions	(Accumulated Loss)	Assets

Three Months Ended June 30, 2024
Balance, March 31, 2024	16,580,747	$428,140,291	$66,452	$428,206,743
Net investment income	—	—	13,875,310	13,875,310
Net realized gain (loss) from investments in securites of unaffiliated issuers	—	—	455,631	455,631
Net change in unrealized depreciation from investments in securities of unaffiliated issuers	—	—	(758,760)	(758,760)
Distributions	—	—	(14,030,156)	(14,030,156)
Issuance of Shares	5,004,098	130,461,626	—	130,461,626
Repurchase of Shares	(64,340)	(1,663,889)	—	(1,663,889)

Balance, June 30, 2024	21,520,505	$556,938,028	$(391,523)	$556,546,505

April 3, 2023 (commencement of operations) to June 30, 2023
Balance, April 3, 2023	400	$10,000	$—	$10,000
Net investment income	—	—	1,813,130	1,813,130
Net realized gain (loss) from investments in securites of unaffiliated issuers	—	—	4,695	4,695
Issuance of Shares	2,875,701	72,300,000	—	72,300,000

Balance, June 30, 2023	2,876,101	$72,310,000	$1,817,825	$74,127,825

Six Months Ended June 30, 2024
Balance, December 31, 2023	12,950,280	$333,712,935	$(328,805)	$333,384,130
Net investment income	—	—	24,221,725	24,221,725
Net realized gain (loss) from investments in securites of unaffiliated issuers	—	—	775,985	775,985
Net change in unrealized depreciation from investments in securities of unaffiliated issuers	—	—	(252,787)	(252,787)
Distributions	—	—	(24,807,641)	(24,807,641)
Issuance of Shares	8,634,565	224,888,982	—	224,888,982
Repurchase of Shares	(64,340)	(1,663,889)	—	(1,663,889)

Balance, June 30, 2024	21,520,505	$556,938,028	$(391,523)	$556,546,505

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statements of Cash Flows
(Unaudited)

		For the Period from
		April 3, 2023
		(commencement
	Six Months Ended	of operations) to
	June 30, 2024	June 30, 2023

Operating activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$24,744,923	$1,817,825
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by/(used in) operating activities:
Purchases of investments	(456,954,726)	(198,754,261)
Proceeds from sales, exits and repayments of investments	90,731,919	5,811,048
Payment-in-kind interest capitalized	(505,392)	—
Accretion of original issue discount on investments	(917,213)	(155,125)
Amortization of debt issuance costs	632,411	(5,571)
Net realized gain (loss) from investments in securities of unaffiliated issuers	(775,985)	(4,695)
Net change in unrealized depreciation (appreciation) from investments in securities of unaffiliated issuers	252,787	—
Changes in Assets and Liabilities:
(Increase)/decrease in interest receivable	(2,739,566)	(1,348,540)
(Increase)/decrease in receivable from Advisor	139,854	(257,995)
(Increase)/decrease in due from Affiliate	(679,173)	—
(Increase)/decrease in receivables for investments sold	(583,137)	—
Increase/(decrease) in interest payable	784,048	1,140,520
Increase/(decrease) in management fee payable	501,189	—
Increase/(decrease) in incentive fee payable	545,048	—
Increase/(decrease) in directors’ fees payable	12,500	—
Increase/(decrease) in payables for investments purchased	(2,757,335)	27,400,941
Increase/(decrease) in accrued expenses	343,215	340,830

Net cash provided by/(used in) operating activities	$(347,224,633)	$(164,015,023)

Financing activities
Proceeds from issuance of shares	$210,887,898	$72,300,000
Distributions, net of distributions payable	(5,194,083)	—
Borrowings under lines of credit	411,500,000	100,771,706
Repayments to lines of credit	(270,000,000)	(1,500,000)
Debt issuance costs paid	(225,000)	—

Net cash provided by/(used in) financing activities	$346,968,815	$171,571,706

Net increase/(decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	$(255,818)	$7,556,683
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of the period	18,923,796	10,000

Cash and cash equivalents and restricted cash and restricted cash equivalents at end of the period	$18,667,978	$7,566,683

Supplemental information and non-cash activities
Interest paid on lines of credit	$14,315,300	$462,555
Issuance of shares in connection with distribution reinvestment plan	14,001,084	—
Repurchase of shares through tender offer payable	1,663,889	—
Investments purchased through participation agreements	7,800,000	—
Borrowings incurred through participation agreements	7,800,000	—
Reconciliation to the Consolidated Statement of Assets and Liabilities
Cash and cash equivalents	$6,631,771	$7,566,683
Restricted cash and restricted cash equivalents	12,036,207	—

Total cash and cash equivalents and restricted cash and restricted cash equivalents	$18,667,978	$7,566,683

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)

		Reference	Cash Interest						Percentage
		Rate	Rate /		Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate		Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured
Advertising
Finn Partners, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	11.98%		7/1/2026	$1,680,010	$1,668,707	$1,673,730	0.30%
Finn Partners, Inc. Second Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	11.98%		7/1/2026	3,257,261	3,235,143	3,245,032	0.58%

							$4,903,850	$4,918,762	0.88%
Aerospace & Defense
Heads Up Technologies, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	10.98%		8/10/2028	$4,937,186	$4,888,479	$4,937,186	0.89%
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 1.00% / 1.00%	1.00%		2/15/2029	525,000	492,994	492,994	0.09%
PPW Aero Buyer, Inc. Term Loan (Whitcraft LLC )	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	11.84%		2/15/2029	4,962,312	4,962,312	4,952,871	0.89%

							$10,343,785	$10,383,051	1.87%
Air Freight & Logistics
AMEX Holding III Corp Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.65% / 1.00%	11.98 1.00	% / %	3/31/2028	$211,189	$209,744	$194,400	0.03%
AMEX Holding III Corp Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.65% / 1.00%	11.98 1.00	% / %	3/31/2028	4,749,718	4,717,670	4,372,115	0.79%
Gulf Winds International Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.60% / 1.00%	12.94%		12/16/2028	4,949,749	4,945,757	4,799,382	0.86%
Solairus Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.35% / 1.00%	10.53%		7/23/2029	4,660,120	4,660,120	4,629,614	0.83%

							$14,533,291	$13,995,511	2.51%
Alternative Carriers
Meriplex Communications, Ltd. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.10% / 0.75%	10.44%		7/17/2028	$4,973,144	$4,974,405	$4,794,524	0.86%
Application Software
Anaplan, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	11.08%		6/21/2029	$5,000,000	$4,978,178	$4,996,769	0.90%
Avetta, LLC Term Loan B	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	11.10%		10/18/2030	2,033,865	2,024,971	2,029,135	0.36%
BASYS LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.76% / 1.00%	10.10%		12/9/2027	4,847,879	4,818,220	4,847,879	0.87%
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00 3.50	% / %	11/19/2029	—	(165)	—	0.00%
Echo Purchaser, Inc. Term Loan (Exostar)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 0.75%	10.84 3.50	% / %	11/19/2029	645,900	639,294	640,024	0.11%
GS Acquisitionco, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 0.50% / 1.00%	0.50%		5/25/2028	159,574	153,879	159,574	0.03%
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 0.50% / 1.00%	0.50%		5/25/2028	255,000	243,000	255,000	0.05%
Legal Spend Holdings, LLC 2nd Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	11.09%		5/14/2029	256,798	256,798	256,798	0.05%
Legitscript LLC Delayed Draw Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	11.09%		6/24/2029	100,281	98,931	100,078	0.02%
Legitscript LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	11.09%		6/24/2029	3,910,202	3,859,352	3,902,291	0.70%
NinjaTrader Group, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.90% / 1.50%	12.20%		12/18/2026	3,608,290	3,583,525	3,595,540	0.65%
Pacific Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%		10/2/2028	—	(3,223)	—	0.00%
Pacific Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.31%		10/2/2028	1,961,972	1,915,977	1,913,345	0.34%
Pacific Purchaser, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%		10/2/2028	—	(4,044)	—	0.00%
PDI TA Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 0.50% / 0.75%	0.50%		2/3/2031	560,373	549,203	560,373	0.10%
PDI TA Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	10.83%		2/3/2031	4,666,667	4,622,949	4,628,791	0.83%
PDI TA Holdings, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%		2/3/2031	—	(5,286)	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Application Software (continued)
PracticeTek Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	28,313	25,491	22,798	0.00%
PracticeTek Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	11.09%	8/30/2029	1,968,999	1,938,240	1,931,442	0.35%
Spark Purchaser, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	4/1/2030	—	(15,513)	—	0.00%
Spark Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.83%	4/1/2031	5,175,389	5,075,453	5,077,933	0.91%
Superjet Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	5/23/2030	—	(49,504)	(49,504)	-0.01%
Superjet Buyer, LLC Initial Term Loan (EFI Productivity Software)	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.61% / 0.75%	10.96%	12/30/2027	1,514,589	1,510,023	1,514,589	0.27%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	10.84%	5/23/2030	4,924,473	4,875,228	4,875,228	0.88%
Synchronoss Technologies, Inc. Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 2.50%	10.93%	6/28/2028	5,000,000	4,750,333	4,750,333	0.85%
TCP Hawker Intermediate LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%	8/28/2026	141,432	140,124	141,432	0.03%
TCP Hawker Intermediate LLC Incremental Term Loan (First Lien) (TimeClock Plus)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	11.48%	8/28/2026	224,277	224,277	224,277	0.04%
TCP Hawker Intermediate LLC Incremental Term Loan (TimeClock Plus)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	11.48%	8/28/2026	101,145	101,145	101,145	0.02%
Trintech Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.84%	7/25/2029	4,975,000	4,886,900	4,890,465	0.88%

						$51,193,756	$51,365,735	9.23%
Asset Management & Custody Banks
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/30/2029	$—	$(16,663)	$(16,827)	0.00%
Cerity Partners Equity Holding LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	7/28/2028	—	(41)	(733)	0.00%
Cerity Partners Equity Holding LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	7/28/2028	—	(1,901)	(1,923)	0.00%
Cerity Partners Equity Holding LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.85%	7/30/2029	4,682,801	4,682,801	4,682,801	0.84%
Danforth Global, Inc. Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	12/21/2027	—	(2,618)	(2,702)	0.00%
Danforth Global, Inc. First Amendment Additional Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.00%	10.60%	12/9/2027	288,141	283,894	283,819	0.05%
Danforth Global, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	10.58%	12/9/2027	455,500	448,798	448,668	0.08%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	10.58%	12/21/2027	5,734,060	5,649,632	5,648,049	1.01%
Danforth Global, Inc. Third Amendment Additional Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	12/9/2027	—	(2,364)	(2,400)	0.00%
Obra Capital, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.61% / 1.00%	12.95%	6/21/2029	7,500,000	7,350,083	7,350,000	1.32%
Petra Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/15/2030	—	(11,518)	—	0.00%
Petra Borrower, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	11.09%	11/15/2030	3,241,875	3,180,983	3,186,089	0.57%
Petra Borrower, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	0.50%	11/15/2029	250,000	240,917	250,000	0.05%
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.83%	10/4/2027	3,804,794	3,799,833	3,797,354	0.68%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.85%	10/4/2027	1,157,063	1,157,063	1,154,800	0.21%
Wealth Enhancement Group, LLC May 2022 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.73%	10/4/2027	1,995,730	1,995,247	1,995,730	0.36%

						$28,754,146	$28,772,725	5.17%
Auto Parts & Equipment
ETE Intermediate II LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 0.50% / 1.00%	0.50%	5/29/2029	$172,857	$167,071	$168,174	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Auto Parts & Equipment (continued)
ETE Intermediate II LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	11.85%	5/29/2029	1,944,643	1,896,598	1,906,009	0.34%
M&D MidCo, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.65% / 1.00%	11.00%	8/31/2028	1,763,376	1,738,252	1,736,862	0.31%
M&D MidCo, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.65% / 1.00%	10.97%	8/31/2028	590,575	582,041	590,575	0.11%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%	5/17/2029	1,010,000	990,426	1,010,000	0.18%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	5/17/2029	1,010,000	999,509	1,010,000	0.18%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	11.08%	5/17/2029	4,950,000	4,950,000	4,950,000	0.89%
Transgo, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 2.00%	11.34%	12/29/2028	6,125,880	6,056,953	6,064,693	1.09%
Transgo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 2.00%	0.50%	12/29/2028	—	(5,563)	—	0.00%
Truck-Lite Co., LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2031	—	(8,969)	(9,637)	0.00%
Truck-Lite Co., LLC Initial Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2030	20,741	11,834	11,103	0.00%
Truck-Lite Co., LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	11.07%	2/13/2031	5,741,167	5,670,071	5,651,816	1.02%

						$23,048,223	$23,089,595	4.15%
Automobile Manufacturers
JHCC Holdings LLC 2021-A Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	10.58%	9/9/2026	$907,481	$903,589	$905,943	0.16%
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	9/9/2027	—	(7,624)	(34)	0.00%
JHCC Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	10.58%	9/9/2026	4,055,019	4,046,610	4,048,149	0.73%

						$4,942,575	$4,954,058	0.89%
Building Products
AllMark Acquisition, LLC Initial Term Loan (AllMark Door)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	10.83%	5/4/2028	$4,949,495	$4,916,405	$4,891,312	0.88%
Arch Cutting Tools Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.85% / 0.00%	10.18%	4/1/2026	4,935,825	4,922,447	4,912,285	0.88%
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	11/8/2029	—	(16)	—	0.00%
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	11/8/2029	—	(4,340)	—	0.00%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	11.33%	11/8/2029	193,009	191,273	190,066	0.03%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	11.33%	11/8/2029	1,566,204	1,543,975	1,542,319	0.28%

						$11,569,744	$11,535,982	2.07%
Commodity Chemicals
Guy Chemical Company, LLC U.S. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.85% / 1.00%	10.19%	11/9/2027	$4,937,028	$4,907,650	$4,937,028	0.89%
Construction & Engineering
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 0.75% / 1.00%	0.75%	6/28/2030	$755,777	$740,860	$755,777	0.13%
Ambient Enterprises Holdco LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	12/7/2029	—	(14,221)	—	0.00%
Ambient Enterprises Holdco LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.34%	6/28/2030	4,054,468	3,985,688	3,998,354	0.72%
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 0.75%	1.00%	7/31/2026	467,706	464,318	467,706	0.08%
Best Roofing Services LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.33%	4/2/2029	5,104,478	5,007,172	5,002,388	0.90%
Best Roofing Services LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	4/2/2029	—	(17,032)	—	0.00%
Diverzify Intermediate LLC Second Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.86% / 1.00%	11.19%	5/11/2027	489,656	486,887	489,656	0.09%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Construction & Engineering (continued)
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	6M SOFR + 5.86% / 1.00%	11.21%	5/11/2027	4,447,404	4,419,157	4,447,404	0.80%
ESP Associates, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.60% / 1.00%	11.94%	7/24/2028	4,816,588	4,745,004	4,704,730	0.85%
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/7/2028	—	(33,179)	(34,539)	-0.01%
G-A-I Consultants, Inc. First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 1.00%	10.93%	10/7/2028	2,960,526	2,910,634	2,908,717	0.52%
G-A-I Consultants, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 0.50% / 1.00%	0.50%	10/7/2028	165,789	155,798	165,670	0.03%
HP RSS Buyer, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	10.33%	12/11/2029	681,964	679,741	681,866	0.12%
HP RSS Buyer, Inc. General Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	10.35%	12/11/2029	438,870	435,630	438,807	0.08%
HP RSS Buyer, Inc. Special Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	10.33%	12/11/2029	145,768	145,768	145,748	0.03%
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	2/7/2031	—	—	(109)	0.00%
KENE Acquisition, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	10.58%	2/7/2031	965,378	965,378	965,132	0.17%
MKD Electric, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 0.50% / 1.25%	0.50%	5/31/2029	575,816	547,350	547,025	0.10%
MKD Electric, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.25%	10.93%	5/31/2029	6,060,461	5,940,320	5,939,251	1.07%
OSR Opco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 1.50%	1.00%	3/15/2029	—	—	(12,567)	0.00%
OSR Opco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.33%	3/15/2029	5,320,000	5,255,280	5,257,010	0.94%
OSR Opco LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	3/15/2029	—	(18,860)	—	0.00%
Puris LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	11.08%	6/28/2031	8,451,656	8,324,885	8,324,881	1.50%
PVI Holdings, Inc. Last Out Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.49% / 1.00%	11.82%	1/18/2028	6,894,780	6,884,172	6,894,780	1.23%
Valkyrie Buyer, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(4,129)	(4,211)	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(5,505)	(5,614)	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(13,419)	(13,684)	0.00%
Valkyrie Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 0.75%	0.50%	5/6/2030	—	(171)	(1)	0.00%
Valkyrie Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	10.58%	5/1/2031	4,397,661	4,332,529	4,331,696	0.78%
Vertex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 1.00% / 0.75%	1.00%	11/8/2030	2,168,983	2,136,614	2,144,538	0.39%
Vertex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 1.00% / 0.75%	1.00%	11/8/2030	446,056	441,843	441,029	0.08%
Vertex Service Partners, LLC Revolving Facility	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 0.75%	0.50%	11/8/2030	58,140	52,559	56,559	0.01%
Vertex Service Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	10.82%	11/8/2030	1,565,843	1,543,994	1,546,218	0.28%
Vertex Service Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	10.82%	11/8/2030	325,410	321,317	321,332	0.06%

						$60,816,382	$60,905,549	10.95%
Construction Materials
Cube Industrials Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	11.33%	10/18/2030	$1,724,992	$1,713,071	$1,716,693	0.31%
Javelin Acquisition Vehicle, LLC Last Out Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.79% / 1.00%	12.14%	11/3/2026	1,742,070	1,742,070	1,738,368	0.31%
Javelin Acquisition Vehicle, LLC Second Amendment Incremental Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.82% / 1.00%	12.14%	11/3/2026	2,710,553	2,663,350	2,670,453	0.48%

						$6,118,491	$6,125,514	1.10%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Consumer Electronics
GSM Acquisition Corp. Closing Date Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.11% / 1.00%	10.46%	11/16/2026	$5,969,072	$5,969,072	$5,966,035	1.07%
Data Processing & Outsourced Services
Affinipay Midco, LLC Fifth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 0.75%	10.84%	6/9/2028	$249,375	$249,374	$249,375	0.04%
Penncomp, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.50%	1.00%	10/17/2028	482,540	453,684	472,648	0.09%
Penncomp, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.60% / 1.50%	11.93%	10/17/2028	2,567,897	2,516,045	2,530,059	0.45%

						$3,219,103	$3,252,082	0.58%
Distributors
RPM Purchaser, Inc. Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 2.00%	1.00%	9/11/2028	$552,188	$535,623	$524,366	0.10%
RPM Purchaser, Inc. Effective Date Term Loan B	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.36% / 2.00%	11.71%	9/11/2028	3,899,107	3,817,801	3,747,808	0.67%

						$4,353,424	$4,272,174	0.77%
Diversified Chemicals
Opta Inc. 2024 Incremental Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.00% / 1.50%	0.00%	11/9/2028	$—	$(32,060)	$—	0.00%
Opta Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.86% / 1.50%	12.19%	11/8/2028	6,965,000	6,898,211	6,902,230	1.24%
V Global Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 0.75%	11.22%	12/22/2027	4,949,495	4,932,313	4,740,292	0.85%

						$11,798,464	$11,642,522	2.09%
Diversified Support Services
Accent Building Materials Holdings LLC Term B Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%	8/6/2029	$417,857	$391,096	$417,857	0.08%
Accent Building Materials Holdings LLC Term Loan B	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.60% / 1.00%	11.94%	8/6/2029	3,928,571	3,823,295	3,869,438	0.70%
AI Fire Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%	3/22/2027	89,693	87,058	89,693	0.02%
AI Fire Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.91%	3/22/2027	155,665	153,363	153,454	0.03%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.40% / 1.00%	11.72%	7/22/2027	6,202,480	6,194,489	6,202,480	1.11%
Centex Acquisition, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	5/9/2029	—	(19,737)	—	0.00%
Centex Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	10.93%	5/9/2029	3,985,184	3,907,845	3,905,480	0.70%
Certified Collision Group Acquisition Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	10.33%	5/17/2027	2,087,137	2,061,921	2,053,537	0.37%
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%	5/19/2028	79,427	75,494	79,427	0.01%
FLS Holding, Inc. Term B Loan (FLS Transportation Services)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% / 1.00%	10.74%	12/15/2028	4,949,749	4,897,163	4,731,096	0.85%
FMG Suite Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	10.40%	10/30/2026	859,204	852,083	848,336	0.15%
FMG Suite Holdings, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.38% / 1.00%	0.38%	10/30/2026	—	(3,599)	(5,531)	0.00%
FMG Suite Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.90%	10/30/2026	3,696,983	3,670,714	3,650,221	0.66%
Primeflight Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.83%	5/1/2029	6,939,950	6,862,936	6,777,258	1.22%
Visu-Sewer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	11.21%	11/8/2029	4,975,000	4,918,512	4,919,040	0.88%

						$37,872,633	$37,691,786	6.78%
Education Services
Cambium Learning Group, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 0.75%	10.92%	7/20/2028	$5,943,994	$5,892,730	$5,943,994	1.07%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Electric Utilities
Central Moloney, LLC 2024-1 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.00%	12.08%	10/20/2028	$6,039,875	$5,930,085	$5,924,212	1.06%
Electrical Components & Equipment
Inventus Power, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	6/30/2025	$—	$(5,998)	$(3,298)	0.00%
Inventus Power, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.61% / 1.00%	12.96%	6/30/2025	3,108,127	3,055,437	3,052,341	0.55%
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%	2/26/2027	36,731	36,475	36,319	0.01%
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%	2/26/2027	155,147	150,728	153,409	0.03%
Wildcat Buyerco, Inc. Incremental Term Loan (NSI Industries)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	11.08%	2/26/2027	243,895	242,188	243,254	0.04%
Wildcat Buyerco, Inc. Incremental Term Loan (NSI Industries)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	11.08%	2/26/2027	1,828,127	1,802,452	1,823,326	0.32%

						$5,281,281	$5,305,351	0.95%
Electronic Equipment & Instruments
Fortis Payment Systems, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	11.18%	2/13/2026	$4,935,897	$4,919,849	$4,931,883	0.89%
REE Holdings III Corp. Term Loan (Rees Scientific Corporation)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	10.59%	11/4/2028	4,937,343	4,882,162	4,930,887	0.89%

						$9,802,011	$9,862,770	1.78%
Electronic Manufacturing Services
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	10/5/2027	$154,763	$151,375	$141,477	0.03%
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.00%	12.04%	10/5/2027	2,597,297	2,572,484	2,577,576	0.46%

						$2,723,859	$2,719,053	0.49%
Environmental & Facilities Services
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	3/17/2027	$—	$—	$—	0.00%
AVW WV Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	11.08%	3/17/2027	7,442,035	7,409,350	7,409,353	1.33%
Creative Multicare, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	10.32%	3/27/2030	4,987,500	4,927,379	4,925,811	0.89%
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	11/19/2029	—	(4,854)	—	0.00%
HEF Safety Ultimate Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	11.08%	11/19/2029	2,592,798	2,545,212	2,546,953	0.46%
Hobbs & Associates, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.58%	4/11/2029	2,068,819	2,071,487	2,068,819	0.37%
Hobbs & Associates, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.58%	4/11/2029	2,006,951	1,972,875	1,971,057	0.35%
Hobbs & Associates, LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	4/11/2029	405,230	396,354	397,962	0.07%
Hobbs & Associates, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	10.33%	4/11/2029	527,239	522,257	521,967	0.10%
O6 Environmental, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	11.48%	6/30/2027	1,053,448	1,047,371	1,053,448	0.19%
O6 Environmental, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	11.48%	6/30/2027	1,433,975	1,413,746	1,411,846	0.25%
Rotolo Consultants, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.21% / 1.00%	12.54%	12/20/2026	3,160,190	3,102,306	3,139,796	0.56%

						$25,403,483	$25,447,012	4.57%
Food Distributors
Costanzo’s Bakery, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	6/18/2027	$143,578	$139,866	$143,070	0.03%
Costanzo’s Bakery, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	10.58%	6/18/2027	2,977,166	2,941,350	2,881,691	0.52%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Food Distributors (continued)
Rushmore Investment III LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.57%	10/18/2030	8,229,375	8,147,333	8,147,081	1.46%

						$11,228,549	$11,171,842	2.01%
Health Care Distributors
HEC Purchaser Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	0.50%	6/17/2029	$78,125	$66,462	$66,406	0.01%
HEC Purchaser Corp. Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.84%	6/17/2029	6,718,750	6,618,332	6,617,969	1.19%

						$6,684,794	$6,684,375	1.20%
Health Care Equipment
Artivion, Inc. Closing Date Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 2.00%	11.83%	1/18/2030	$1,059,457	$1,057,183	$1,059,457	0.19%
Artivion, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 2.00%	1.00%	1/18/2030	—	(184)	—	0.00%
Blades Buyer, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	10.43%	3/28/2028	4,949,495	4,932,919	4,949,495	0.89%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.60% / 1.00%	11.94%	6/10/2027	4,961,396	4,961,396	4,950,978	0.89%
Medical Device Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.60% / 1.00%	11.93%	7/11/2029	4,411,111	4,324,586	4,342,739	0.78%
Medical Device Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	7/11/2029	—	—	(12,496)	0.00%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.50% / 1.00%	11.78%	12/4/2025	4,975,011	4,900,976	4,953,934	0.89%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.50% / 1.00%	11.78%	12/4/2025	1,119,313	1,108,691	1,114,571	0.20%
SunMed Group Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 0.75%	10.93%	6/16/2028	4,949,109	4,844,501	4,914,575	0.88%

						$26,130,068	$26,273,253	4.72%
Health Care Facilities
Community Care Partners, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.11% / 1.00%	11.46%	6/10/2026	$1,982,530	$1,976,084	$1,893,316	0.34%
Community Care Partners, LLC Delayed Draw Term B Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	1M SOFR + 1.00% / 1.00%	1.00%	6/10/2026	—	(1,010)	(13,406)	0.00%
IPC Pain Acquisition, LLC Delayed Draw Tem Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	5/19/2027	2,687,783	2,655,084	2,687,783	0.48%
SDG Mgmt Company, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 0.75%	1.00%	7/3/2028	531,247	527,692	523,120	0.10%
SDG Mgmt Company, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.75%	10.90%	7/3/2028	1,568,989	1,549,928	1,568,989	0.28%

						$6,707,778	$6,659,802	1.20%
Health Care Services
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	12/14/2026	$—	$(30,631)	$—	0.00%
CCHN Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	10.59%	4/1/2030	5,984,043	5,868,317	5,984,043	1.08%
CVAUSA Management, LLC Primary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	5/22/2029	—	(10,989)	—	0.00%
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	5/22/2029	—	(6,685)	—	0.00%
CVAUSA Management, LLC Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 0.00% / 1.00%	0.00%	5/22/2029	1,970,020	1,957,739	1,965,318	0.35%
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%	4/21/2028	2,003,200	1,925,559	1,923,200	0.35%
Elevate HD Parent, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.10% / 1.00%	11.44%	8/20/2029	4,962,500	4,874,162	4,860,228	0.87%
Fort B.V. 2024 Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.00% / 0.00%	11.18%	5/3/2029	6,000,000	5,942,851	5,925,110	1.06%
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	5/13/2030	—	(9,295)	(9,524)	0.00%
Gen4 Dental Partners OPCO, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.82%	5/13/2030	5,714,286	5,659,161	5,657,143	1.02%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
Gen4 Dental Partners OPCO, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	5/13/2030	—	(3,725)	(3,810)	0.00%
GI MSO, Inc. Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.35% / 1.00%	11.68%	6/5/2025	4,949,622	4,930,026	4,933,932	0.89%
Hanger, Inc. Amendment No. 2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.25% / 1.00%	11.59%	10/3/2028	1,156,453	1,128,979	1,142,448	0.21%
Hanger, Inc. Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	11.59%	10/3/2028	618,893	603,867	618,893	0.11%
Home Care Assistance, LLC Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	10.43%	3/30/2027	3,009,623	2,990,381	2,913,738	0.52%
Houseworks Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	12/15/2028	—	—	(17,500)	0.00%
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	12/15/2028	—	(24,959)	(25,541)	0.00%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	10.55%	12/15/2028	4,945,866	4,847,609	4,846,949	0.87%
Houseworks Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.65% / 1.00%	12.00%	12/15/2028	2,481,250	2,368,504	2,404,331	0.43%
MB2 Dental Solutions, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.75%	11.33%	2/13/2031	4,301,506	4,261,462	4,269,383	0.77%
MB2 Dental Solutions, LLC Revolving Commitment	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2031	65,700	62,866	65,700	0.01%
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2031	—	—	—	0.00%
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2031	—	—	—	0.00%
Medina Health, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2028	—	(7,249)	(7,209)	0.00%
Medina Health, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.59%	10/20/2028	3,082,887	3,025,614	3,026,374	0.54%
Medrina, LLC Initial Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/20/2029	—	(8,314)	—	0.00%
Medrina, LLC Initial Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	11.55%	10/20/2029	3,704,787	3,618,510	3,684,809	0.66%
Medrina, LLC Revolving Facility	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2029	—	(11,819)	—	0.00%
NORA Acquisition, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2029	—	(8,910)	—	0.00%
NORA Acquisition, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.35% / 1.00%	11.69%	8/31/2029	3,087,294	3,013,830	3,019,443	0.54%
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	10/30/2025	338,155	336,196	338,155	0.06%
North Haven USHC Acquisition, Inc. Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.35% / 1.00%	11.67%	10/30/2025	2,699,996	2,680,399	2,683,756	0.48%
OIA Acquisition, LLC Effective Date Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.35% / 1.00%	10.57%	10/19/2027	4,936,709	4,906,505	4,936,709	0.89%
Premise Health Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	10.76%	3/3/2031	1,546,647	1,535,502	1,544,107	0.28%
RCP TCT, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.01% / 1.00%	10.34%	12/31/2027	4,441,367	4,415,136	4,420,727	0.79%
Salt Dental Collective, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.85% / 1.00%	12.19%	2/15/2028	4,968,750	4,925,971	4,897,624	0.88%
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	10.43%	3/30/2027	1,849,216	1,838,488	1,781,037	0.32%
TheKey, LLC Tranche B-1 Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	10.43%	3/30/2027	90,737	90,210	87,391	0.02%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	3/27/2028	—	(12,315)	(12,500)	0.00%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 0.00% / 1.00%	0.00%	3/27/2028	2,500,000	2,462,565	2,462,500	0.44%
TVG Shelby Buyer, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	3/27/2028	—	(3,691)	(3,750)	0.00%
US Fertility Enterprises, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.68% / 1.00%	11.85%	12/21/2027	4,936,709	4,907,072	4,909,917	0.88%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
Vital Care Buyer, LLC Revolving Loan (2024)	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	3/20/2029	—	(5,662)	(5,953)	0.00%
Vital Care Buyer, LLC Third Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	11.08%	3/20/2030	7,237,674	7,182,033	7,179,773	1.29%

						$92,215,270	$92,396,951	16.61%
Health Care Technology
Bobcat Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	10.09%	6/14/2030	$472,619	$462,442	$472,619	0.09%
Bobcat Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	10.09%	6/14/2030	1,512,381	1,479,785	1,502,170	0.27%
Medical Technology Solutions, LLC Delayed Draw C Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	11.73%	4/27/2026	1,301,439	1,276,955	1,301,439	0.23%
Medical Technology Solutions, LLC Delayed Draw D Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	4/27/2026	—	(3,060)	—	0.00%
Medical Technology Solutions, LLC Sixth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	11.73%	4/27/2026	1,418,183	1,391,962	1,399,245	0.25%

						$4,608,084	$4,675,473	0.84%
Heavy Electrical Equipment
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/11/2028	$—	$(807)	$—	0.00%
Faraday Buyer, LLC First Amendment Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	11.33%	10/11/2028	583,657	574,958	577,767	0.10%

						$574,151	$577,767	0.10%
Highways & Railtracks
R1 Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	11.59%	12/29/2028	$4,949,749	$4,907,205	$4,865,201	0.87%
Hotels, Resorts & Cruise Lines
Pyramid Management Advisors, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.00% / 1.25%	12.33%	1/19/2028	$4,949,875	$4,906,457	$4,949,875	0.89%
Household Appliances
Evriholder Acquisition, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.90% / 1.50%	12.23%	1/24/2028	$3,947,741	$3,903,087	$3,898,420	0.70%
WF Enterprises, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.35% / 1.00%	9.57%	11/9/2027	4,578,187	4,551,050	4,558,964	0.82%

						$8,454,137	$8,457,384	1.52%
Housewares & Specialties
AXIS PORTABLE AIR LLC Fifth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 1.00%	11.23%	3/22/2028	$3,628,480	$3,595,854	$3,553,082	0.64%
Axis Portable Air, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 1.00%	11.23%	3/22/2028	877,167	869,050	873,100	0.16%

						$4,464,904	$4,426,182	0.80%
Human Resource & Employment Services
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.43% / 1.00%	11.76%	3/26/2027	$8,000,000	$7,840,801	$7,840,000	1.41%
Zenith American Holding, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.15% / 0.75%	10.48%	12/13/2024	4,918,006	4,915,165	4,918,006	0.88%

						$12,755,966	$12,758,006	2.29%
Industrial Machinery
Astro Acquisition, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	10.83%	12/13/2027	$7,980,000	$7,904,526	$7,824,360	1.41%
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%	12/7/2028	5,696,712	5,613,537	5,638,190	1.01%
Orion Group HoldCo, LLC Term Loan (Astra Services Partners)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	11.56%	3/19/2027	4,426,953	4,404,969	4,412,588	0.79%
P.T. International LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.60% / 1.00%	9.93%	6/30/2027	4,962,121	4,935,815	4,953,127	0.89%
Sonny’s Enterprises, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%	8/5/2028	561,630	550,247	540,087	0.10%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Industrial Machinery (continued)
Sonny’s Enterprises, LLC Restatement Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% / 1.00%	10.73%	8/5/2028	4,058,315	4,008,676	3,960,915	0.71%
Tank Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.85% / 0.75%	11.19%	3/31/2028	4,949,495	4,883,534	4,927,429	0.89%

						$32,301,304	$32,256,696	5.80%
Insurance Brokers
Alera Group, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2028	$108,496	$89,773	$89,139	0.02%
Galway Borrower LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.35% / 0.75%	10.68%	9/29/2028	4,974,453	4,974,453	4,974,453	0.89%
Galway Borrower LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	9/29/2028	—	—	—	0.00%
High Street Buyer, Inc. 2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	4/14/2028	—	—	—	0.00%
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%	11/30/2029	266,705	265,729	266,705	0.05%
Inszone Mid, LLC A&R Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	11.01%	11/30/2029	747,454	747,454	747,454	0.13%
Integrity Marketing Acquisition, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 0.75%	11.50%	8/27/2026	4,974,875	4,974,875	4,938,659	0.89%
Integrity Marketing Acquisition, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.02% / 0.75%	11.37%	8/27/2026	2,862,324	2,836,489	2,841,487	0.51%
Keystone Agency Partners LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.65% / 1.00%	10.98%	5/3/2027	2,977,111	2,952,204	2,977,111	0.53%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	11/1/2029	—	(35)	—	0.00%
Oakbridge Insurance Agency LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 0.75%	10.83%	11/1/2029	452,861	449,662	450,276	0.08%
Peter C. Foy & Associates Insurance Services, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 0.75%	11.84%	11/1/2028	2,481,250	2,433,550	2,432,512	0.44%
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 0.75%	1.00%	11/1/2028	908,875	878,287	892,375	0.16%
Worldwide Insurance Network, LLC DDTL	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	5/28/2030	—	(9,874)	(9,972)	0.00%
Worldwide Insurance Network, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	10.34%	5/28/2030	2,505,682	2,481,001	2,480,625	0.45%

						$23,073,568	$23,080,824	4.15%
Interactive Home Entertainment
Five Star Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.15% / 1.50%	12.50%	2/23/2028	$55,696	$54,267	$53,864	0.01%
Track Branson Opco, LLC, The Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.50%	0.50%	2/23/2028	—	(5,793)	(1,327)	0.00%
Track Branson OpCo, LLC, The Term Loan A	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.10% / 1.50%	12.44%	2/23/2028	1,614,919	1,576,010	1,560,012	0.28%

						$1,624,484	$1,612,549	0.29%
Investment Banking & Brokerage
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 0.75%	1.00%	6/30/2028	$—	$(16,054)	$—	0.00%
Cherry Bekaert Advisory LLC Amendment No. 1 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	10.84%	6/30/2028	2,173,471	2,148,216	2,148,808	0.39%
DOXA Insurance Holdings LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 0.75%	1.00%	12/20/2030	377,408	375,593	377,408	0.07%
DOXA Insurance Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 0.75%	10.84%	12/20/2030	499,089	499,089	499,089	0.09%

						$3,006,844	$3,025,305	0.55%
IT Consulting & Other Services
ACP Avenu Buyer, LLC Delayed TL	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2029	$274,107	$263,544	$274,107	0.05%
ACP Avenu Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2029	32,813	26,565	27,084	0.01%
ACP Avenu Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	10.55%	10/2/2029	1,553,519	1,517,504	1,520,293	0.27%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
IT Consulting & Other Services (continued)
Alta Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.53% / 1.00%	10.86%	12/21/2027	1,114,207	1,099,927	1,114,207	0.20%
Alta Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.53% / 1.00%	10.86%	12/21/2027	3,781,211	3,733,639	3,737,043	0.67%
Aptean Acquiror Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 0.50% / 0.75%	0.50%	1/30/2031	41,439	37,268	41,439	0.01%
Aptean Acquiror Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	1/30/2031	—	(4,112)	—	0.00%
Aptean Acquiror Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	10.59%	1/30/2031	4,711,640	4,667,722	4,672,193	0.84%
BCM One, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.60% / 1.00%	9.94%	11/17/2027	4,786,527	4,764,694	4,786,527	0.86%
By Light Professional IT Services LLC Existing Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.03% / 1.00%	12.37%	5/16/2025	1,902,778	1,899,835	1,902,778	0.34%
Enverus Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	12/24/2029	—	(5,586)	—	0.00%
Enverus Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 0.75%	1.00%	12/24/2029	—	(1,846)	—	0.00%
Enverus Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	10.84%	12/24/2029	5,314,865	5,242,387	5,250,340	0.95%
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2029	—	—	—	0.00%
Guidepoint Security Holdings, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	11.33%	10/2/2029	301,104	301,104	301,104	0.05%
IG Investments Holdings, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 0.75%	11.43%	9/22/2028	5,969,309	5,969,309	5,969,309	1.07%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.60% / 1.00%	11.94%	7/26/2027	3,456,250	3,374,531	3,365,758	0.61%
Lighthouse Technologies Holding Corp. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	10.48%	4/30/2025	175,839	175,480	175,839	0.03%
Lighthouse Technologies Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	10.48%	4/30/2025	4,967,789	4,957,635	4,967,789	0.89%
Lighthouse Technologies Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	4/30/2025	—	(1,802)	—	0.00%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	11.59%	6/15/2029	351,120	341,794	348,138	0.06%
Rural Sourcing Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	6/15/2029	—	(6,441)	(1,610)	0.00%
Rural Sourcing Holdings, Inc. Tranche B Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	11.01%	6/15/2029	1,568,160	1,528,198	1,527,859	0.27%
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 2.00%	1.00%	8/20/2027	837,508	810,721	828,788	0.15%
Upstack Holdco Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 2.00%	13.50%	8/20/2027	962,172	951,018	954,531	0.17%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 2.00%	13.50%	8/20/2027	1,973,053	1,944,362	1,957,382	0.35%
VRC Companies, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.76% / 1.00%	11.09%	6/29/2027	5,943,926	5,907,109	5,943,926	1.07%
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 0.75% / 1.00%	0.75%	6/29/2027	712,783	703,916	712,783	0.13%

						$50,198,475	$50,377,607	9.05%
Leisure Facilities
Concert Golf Partners Holdco LLC Initial Term Loan (2022)	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 4.85% / 0.75%	10.23%	4/1/2030	$4,949,495	$4,949,495	$4,870,639	0.88%
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%	4/27/2029	1,333,333	1,282,696	1,333,333	0.24%
Excel Fitness Holdings, Inc. Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	4/27/2029	—	—	—	0.00%
Excel Fitness Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.83%	4/27/2029	3,316,667	3,244,589	3,310,544	0.59%
PF Growth Partners, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.16% / 1.00%	10.48%	7/11/2025	4,947,917	4,937,187	4,942,687	0.89%

						$14,413,967	$14,457,203	2.60%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Leisure Products
BCI Burke Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.76% / 1.00%	11.10%	12/14/2027	$1,335,379	$1,327,868	$1,333,625	0.24%
KSKI Holdings 2, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 7.25% / 1.25%	12.51%	6/30/2028	4,962,500	4,836,832	4,695,650	0.84%
Painful Pleasures, LLC Term Loan fka Artifex	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	10.96%	8/31/2026	1,204,473	1,203,214	1,204,473	0.22%
Painful Pleasures, LLC Third Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.61% / 1.00%	10.96%	8/31/2026	3,738,077	3,721,140	3,735,006	0.67%

						$11,089,054	$10,968,754	1.97%
Life Sciences Tools & Services
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	12.18%	12/30/2026	$2,614,859	$2,603,010	$2,614,859	0.47%
KL Charlie Acquisition Company Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	12.18%	12/30/2026	1,955,992	1,930,269	1,931,436	0.35%
KL Moon Acquisition, LLC 2024 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	12.33%	2/1/2029	649,609	631,620	633,725	0.11%
KL Moon Acquisition, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	12.33%	2/1/2029	1,628,748	1,606,708	1,605,730	0.29%
KL Moon Acquisition, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	2/1/2029	349,287	349,298	349,287	0.06%
RN Enterprises, LLC Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	10.95%	12/23/2025	5,060,901	5,035,888	5,012,273	0.90%

						$12,156,793	$12,147,310	2.18%
Metal & Glass Containers
Keg Logistics LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.90% / 1.00%	12.24%	11/23/2027	$4,455,323	$4,394,196	$4,403,684	0.79%
Movies & Entertainment
Broadcast Music, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	11.07%	2/8/2030	$1,580,003	$1,573,669	$1,573,209	0.28%
Office Services & Supplies
Ergotron Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.85% / 0.75%	11.20%	7/6/2028	$4,949,622	$4,949,622	$4,949,622	0.89%
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.00% / 1.00%	0.00%	12/15/2026	—	(44,594)	(46,117)	-0.01%
Forward Solutions, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.85% / 1.00%	11.19%	12/15/2026	660,308	647,554	647,102	0.12%

						$5,552,582	$5,550,607	1.00%
Oil & Gas Equipment & Services
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.60% / 2.00%	13.94%	7/31/2028	$927,083	$905,444	$924,302	0.16%
Jones Industrial Holdings, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 8.60% / 2.00%	13.94%	7/31/2028	3,900,000	3,833,421	3,818,100	0.69%

						$4,738,865	$4,742,402	0.85%
Other Diversified Financial Services
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.10% / 0.75%	10.40%	10/1/2027	$1,134,432	$1,126,083	$1,123,088	0.20%
Citrin Cooperman Advisors LLC 2022-2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 5.00% / 0.75%	10.30%	10/1/2027	3,821,172	3,746,177	3,776,855	0.68%
Convera International Financial S.a r.l. Incremental Term Loan	(1)(3)(4)(5)(7)(9)(10)	3M SOFR + 6.15% / 0.75%	11.48%	3/1/2028	2,970,000	2,915,722	2,917,403	0.53%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%	6/15/2027	633,170	619,819	615,998	0.11%

						$8,407,801	$8,433,344	1.52%
Packaged Foods & Meats
Chef Merito, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	7/15/2028	$426,322	$416,808	$426,322	0.08%
Chef Merito, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	7/15/2028	426,322	416,808	426,322	0.08%
Chef Merito, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	7/15/2028	—	(7,594)	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)

		Reference	Cash Interest						Percentage
		Rate	Rate /		Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate		Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Packaged Foods & Meats (continued)
Chef Merito, LLC First Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	11.72%		7/15/2028	2,571,227	2,514,076	2,509,296	0.45%
Chef Merito, LLC Second Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	11.23%		7/15/2028	1,141,552	1,118,750	1,118,750	0.20%
Demakes Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%		12/12/2029	—	—	—	0.00%
Demakes Borrower, LLC Term B Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 0.75%	11.55%		12/12/2029	346,367	346,292	346,367	0.06%
Gastronome Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.15% / 1.00%	10.48%		11/18/2027	4,729,986	4,702,505	4,716,080	0.85%
Huron Bidco, INC. Incremental Term Loan B1 (KNPC Holdco)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	12.03 1.00	% / %	10/22/2029	740,761	731,976	733,232	0.13%
KNPC Holdco, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	10.78 1.00	% / %	10/22/2029	4,913,831	4,853,514	4,861,900	0.87%
Nellson Nutraceutical, LLC Term A-1 Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 1.00%	11.20%		12/23/2025	4,959,266	4,928,058	4,780,477	0.86%
Patriot Foods Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 0.00%	11.33%		12/24/2029	4,975,000	4,916,828	4,929,549	0.89%
Signature Brands, LLC Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	1M SOFR + 1.00% / 1.75%	1.00 3.00	% / %	5/4/2028	4,541,163	4,476,100	4,338,796	0.78%
Signature Brands, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.76% / 1.75%	12.10%		5/4/2028	259,007	255,937	255,937	0.04%
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%		2/9/2028	167,557	164,081	167,557	0.03%
ZB Holdco LLC 2023-1 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	10.98%		2/9/2028	155,031	152,116	153,131	0.03%

							$29,986,255	$29,763,716	5.35%
Paper Packaging
Arctic Holdco, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	11.43%		12/23/2026	$5,558,199	$5,558,199	$5,558,199	1.00%
Arctic Holdco, LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 0.50% / 1.00%	0.50%		12/23/2026	257,470	257,470	257,470	0.04%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 1	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.35% / 1.50%	11.68%		3/5/2027	2,729,375	2,671,808	2,674,295	0.48%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 2	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.35% / 1.50%	11.68%		3/5/2027	2,233,125	2,185,989	2,213,769	0.40%

							$10,673,466	$10,703,733	1.92%
Personal Products
Kinetic Purchaser, LLC - Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	11.46%		11/10/2027	$2,019,299	$1,955,937	$1,922,725	0.34%
Loving Tan Intermediate II Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.00% / 1.00%	12.34%		5/31/2028	2,741,200	2,674,413	2,671,068	0.48%
Loving Tan Intermediate II Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 0.50% / 1.00%	0.50%		5/31/2028	171,111	163,641	167,988	0.03%
Phoenix YW Buyer, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%		5/31/2030	—	(16,843)	(17,045)	0.00%
Phoenix YW Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.60%		5/31/2030	8,863,636	8,731,745	8,730,682	1.57%
RoC Holdco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.75%	11.31%		2/21/2031	4,257,330	4,217,455	4,215,574	0.76%
RoC Holdco LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%		2/21/2030	—	(6,922)	(4,447)	0.00%

							$17,719,426	$17,686,545	3.18%
Pharmaceuticals
Bamboo US BidCo LLC Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00 3.75	% / %	9/30/2030	$20,504	$20,299	$20,504	0.00%
Bamboo US BidCo LLC Initial Dollar Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	11.33 3.75	% / %	9/30/2030	697,904	690,891	694,382	0.13%
Pet FLavor, LLC Term A Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	11.33%		12/15/2026	4,968,783	4,942,875	4,901,208	0.88%
Sequon, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.51% / 1.00%	11.85%		12/29/2026	4,938,118	4,913,782	4,893,473	0.88%

							$10,567,847	$10,509,567	1.89%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)

		Reference	Cash Interest						Percentage
		Rate	Rate /		Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate		Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Real Estate Development
Discovery SL Management, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	11.09%		3/18/2030	$1,745,625	$1,733,406	$1,729,169	0.31%
Discovery SL Management, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	11.09%		3/18/2030	291,878	289,904	291,878	0.05%
Discovery SL Management, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%		3/18/2030	—	(1,215)	—	0.00%
Discovery SL Management, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%		3/18/2030	—	(1,635)	—	0.00%
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%		11/22/2028	—	—	—	0.00%

							$2,020,460	$2,021,047	0.36%
Real Estate Operating Companies
Associations, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%		7/3/2028	$—	$(408)	$(434)	0.00%
Associations, Inc. Special Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.00% / 1.00%	0.00%		7/2/2028	—	(521)	(542)	0.00%
Associations, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.76% / 0.00%	12.09 2.50	% / %	7/2/2028	7,006,767	6,969,001	6,973,817	1.25%

							$6,968,072	$6,972,841	1.25%
Real Estate Services
BBG, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 12.19% / 1.00%	12.19 6.75	% / %	1/8/2026	$6,138,995	$5,875,527	$5,536,146	0.99%
Research & Consulting Services
Accordion Partners LLC Delayed Draw Term A Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 0.00%	11.58%		8/29/2029	$574,574	$567,253	$567,177	0.10%
Accordion Partners LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	11.33%		8/29/2029	3,654,565	3,607,987	3,584,699	0.64%
Accordion Partners LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 0.50% / 1.00%	0.50%		8/31/2028	145,591	142,049	144,718	0.03%
Accordion Partners LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%		8/29/2029	436,424	430,910	434,575	0.08%
BDO USA, P.C. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 2.00%	11.34%		8/31/2028	4,962,500	4,874,767	4,875,520	0.88%
BNI Global, LLC Dollar Delayed Draw Term Loan (2021)	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.85% / 1.00%	11.19%		5/1/2027	1,897,661	1,876,216	1,874,564	0.34%
BNI Global, LLC Initial Dollar Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.85% / 1.00%	11.18%		5/1/2027	4,810,148	4,754,965	4,779,529	0.86%
BNI Global, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%		5/1/2027	—	(3,019)	(3,251)	0.00%
Ethos Risk Services, LLC Delayed Draw Term C Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.75% / 1.00%	0.75%		5/1/2027	—	(36,956)	—	0.00%
Ethos Risk Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	11.09%		5/1/2027	5,306,667	5,233,205	5,234,504	0.94%
Gerson Lehrman Group, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% / 1.00%	10.73%		12/13/2027	4,974,490	4,886,013	4,967,525	0.89%
Liberty Purchaser, LLC Delayed Draw Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 0.75%	11.95%		11/22/2029	1,180,386	1,180,386	1,180,386	0.21%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 0.75%	11.95%		11/22/2029	4,216,519	4,216,519	4,216,519	0.75%
ManTech International Corporation 2024 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	10.33%		9/14/2029	4,224,905	4,224,289	4,224,905	0.76%
ManTech International Corporation Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%		9/14/2029	—	(32,422)	(52)	0.00%
Smartronix, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.10% / 1.00%	11.33%		11/23/2028	4,961,832	4,951,104	4,929,681	0.89%
SourceHOV Tax, LLC Initial Term A Loan	(1)(2)(3)(4)(5)(7)(11)	6M SOFR + 6.01% / 1.00%	11.35%		4/6/2028	4,937,028	4,905,664	4,697,752	0.84%

							$45,778,930	$45,708,751	8.21%
Restaurants
Ampler Qsr Holdings LLC 2024 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 2.00%	11.43%		7/21/2027	$5,140,000	$5,102,788	$5,088,600	0.91%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)

		Reference	Cash Interest						Percentage
		Rate	Rate /		Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate		Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Soft Drinks
Refresh Buyer, LLC Delayed Term Loan (Sunny Sky Products)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 0.75%	9.80%		12/23/2028	$4,937,186	$4,902,619	$4,918,910	0.88%
Specialized Consumer Services
3 Step Sports LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.50% / 1.00%	1.50 1.50	% / %	10/2/2029	$148,614	$137,981	$148,614	0.03%
3 Step Sports LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	13.30 1.50	% / %	10/2/2029	681,058	670,170	669,754	0.12%
Anderson Group Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	10.09%		12/25/2028	4,949,367	4,918,849	4,923,073	0.88%
Any Hour LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.50%	1.00%		5/23/2030	—	(15,370)	(15,584)	0.00%
Any Hour LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 0.38% / 0.50%	0.38%		5/23/2030	135,065	119,692	119,481	0.02%
Any Hour LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.50%	10.33%		5/23/2030	7,116,883	7,012,011	7,010,130	1.26%
Arcticom Group Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%		12/22/2027	46,065	45,929	45,650	0.01%
Arcticom Group Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.40% / 1.00%	11.74%		12/22/2027	196,573	196,091	196,143	0.04%
KL Stockton Intermediate II, LLC PIK Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 13.00% / 0.50%	13.00%		5/23/2031	1,782,179	1,747,171	1,746,535	0.31%
Modigent, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 0.75%	1.00%		8/23/2028	127,404	127,404	127,404	0.02%
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	1M SOFR + 1.00% / 1.00%	1.00%		12/1/2027	234,512	226,192	217,016	0.04%
W. A. Kendall And Company, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.93% / 1.00%	11.22%		4/22/2030	3,000,000	2,963,435	2,962,742	0.53%
W.A. Kendall and Company, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.05% / 1.00%	11.32%		4/22/2028	4,935,997	4,903,760	4,848,839	0.87%

							$23,053,315	$22,999,797	4.13%
Specialty Chemicals
Charkit Chemical Company, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.03% / 1.00%	10.33%		12/29/2026	$4,280,274	$4,255,169	$4,249,802	0.76%
Rocket BidCo, Inc. Term Loan (Recochem)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 0.00% / 1.00%	0.00%		11/1/2030	11,250,000	11,026,328	11,025,000	1.98%

							$15,281,497	$15,274,802	2.74%
Specialty Stores
Saldon Holdings, Inc. Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	11.44%		3/13/2026	$601,469	$601,469	$601,167	0.11%
Saldon Holdings, Inc. Initial DDTL Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%		3/13/2026	—	—	(58)	0.00%

							$601,469	$601,109	0.11%
Systems Software
ACP Falcon Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%		8/1/2029	$—	$(7,473)	$—	0.00%
ACP Falcon Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.80%		8/1/2029	2,157,495	2,103,242	2,110,021	0.38%
ES Ventures LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.30%		12/13/2028	1,331,686	1,316,276	1,316,135	0.23%
ES Ventures LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.30%		12/13/2028	937,837	926,985	926,885	0.17%

							$4,339,030	$4,353,041	0.78%
Technology Distributors
Thames Technology Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%		8/31/2029	$—	$—	$(3,155)	0.00%
Thames Technology Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	11.55%		8/31/2029	3,397,043	3,293,689	3,298,528	0.59%
Thames Technology Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%		8/31/2029	—	—	(3,155)	0.00%

							$3,293,689	$3,292,218	0.59%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)

		Reference	Cash Interest						Percentage
		Rate	Rate /		Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate		Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Trading Companies & Distributors
AFC-Dell Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	11.75%		4/9/2027	$2,157,747	$2,132,431	$2,130,775	0.38%
Apex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%		10/24/2030	989,699	976,769	977,671	0.18%
Apex Service Partners, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 0.50% / 1.00%	0.50%		10/24/2029	135,004	130,926	130,932	0.03%
Apex Service Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.00% / 1.00%	12.33 2.00	% / %	10/24/2030	4,640,851	4,582,651	4,578,288	0.82%
Hultec Buyer, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.65% / 1.00%	12.00%		3/31/2029	4,949,391	4,862,513	4,860,624	0.87%
Red Fox CD Acquisition Corparation Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.33%		3/4/2030	6,982,500	6,849,152	6,850,592	1.23%
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%		12/28/2029	—	—	(4,402)	0.00%
SureWerx Purchaser III, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	10.58%		12/28/2029	2,066,558	2,050,424	2,054,003	0.37%
Trench Plate Rental Co. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	10.93%		12/3/2026	5,406,897	5,406,897	5,406,897	0.97%
Trench Plate Rental Co. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 0.50% / 1.00%	0.50%		12/3/2026	400,000	400,000	400,000	0.07%

							$27,391,763	$27,385,380	4.92%
Trucking
EVDR Purchaser, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 0.75%	1.00%		2/14/2031	$—	$(13,012)	$—	0.00%
EVDR Purchaser, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 0.50% / 0.75%	0.50%		2/14/2031	96,078	80,461	96,078	0.02%
EVDR Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	10.84%		2/14/2031	4,791,912	4,700,812	4,720,111	0.85%

							$4,768,261	$4,816,189	0.87%

Total First Lien Senior Secured							$918,845,822	$917,963,022	164.94%

Second Lien Senior Secured
Insurance Brokers
SageSure Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%		1/28/2028	$66,296	$54,155	$59,767	0.01%
SageSure Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.01% / 0.50%	11.35%		1/28/2028	4,428,488	4,394,051	4,402,383	0.79%

							$4,448,206	$4,462,150	0.80%

Total Second Lien Senior Secured							$4,448,206	$4,462,150	0.80%

Total Non-Controlled, Non-Affiliated Debt Investments							$923,294,028	$922,425,172	165.74%

Non-Controlled, Non-Affiliated Private Equity Funds
Limited Partnership Interests
Asset Management & Custody Banks
APD VOR Debt, LP	(1)(2)(6)(13)(14)(15)	N/A	N/A		N/A	—	$3,516,324	$3,450,324	0.62%
Castlelake Consumer Receivables Opportunity III, L.P. Fund	(1)(2)(6)(13)(14)(1 6 )	N/A	N/A		N/A	—	3,457,092	3,416,902	0.62%
Fidelity Evergreen Private Credit Fund LP	(1)(2)(6)(13)(14)(1 7 )	N/A	N/A		N/A	—	12,037,037	12,037,037	2.16%

							$19,010,453	$18,904,263	3.40%

Total Non-Controlled, Non-Affiliated Private Equity Fund							$19,010,453	$18,904,263	3.40%

Total Investments							$942,304,481	$941,329,435	169.14%

Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio - Institutional Class	(1)(2)(3)	N/A	N/A		N/A	N/A	$17,989,242	$17,989,242	3.23%
Other cash accounts							678,736	678,736	0.12%

Total Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents							$18,667,978	$18,667,978	3.35%

Total Investments and Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents							$960,972,459	$959,997,413	172.49%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)

*	For non-controlled, non-affiliated debt investments, cost represents amortized cost.
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

(7)
The investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at June 30, 2024. The interest rate disclosed is based on the reference rate as of the last reset date which may differ from the reference rate as of June 30, 2024. As of June 30, 2024, effective rates for 1 Month (“M”) S, 3M S and 6M S, are 5.336%, 5.353% and 5.387%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2024. Certain investments are subject to a SOFR floor and have been provided.

(8)	Position is an unfunded delayed draw term loan with no rate setting.

(9)	Investment is domiciled in Jersey and not treated as a qualifying asset under Section 55(a) of the 1940 Act.

(10)	Designates that the investment is collateral for MassMutual SPV I Credit Facility.

(11)	Designates that the investment is collateral for BMO SPV II Credit Facility.

(12)	Designates that the investment is collateral for Wells Fargo SPV III Credit Facility.

(13)	Investment does not allow redemptions or withdrawals except at the discretion of its general partner, manager or advisor and the final distribution date is not known at this time.

(1 4 )
Private
equity funds
are generally issued in private placement transactions and as such are generally restricted to resale. There are no circumstances that could cause a lapse in the restriction to resale. Each investment may have been purchased on various dates and for different amounts. Total fair value of restricted private equity funds
as of June 30, 2024 was $
18,904,263
or
3.40
% of net assets.

(15)	Investment was acquired on January 18, 2024.

(16)	Investment was acquired on June 26, 2024.

(17)	Investment was acquired on May 22, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding	Amortized		of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured
Advertising
Finn Partners, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.65% / 1.00%	12.00%	7/1/2026	$1,688,670	$1,666,105	$1,665,772	0.50%
Finn Partners, Inc. Second Amendment Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.65% / 1.00%	12.00%	7/1/2026	3,273,754	3,229,775	3,229,296	0.97%

						$4,895,880	$4,895,068	1.47%
Aerospace & Defense
Heads Up Technologies, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	10.88%	8/10/2028	$4,962,312	$4,920,989	$4,928,456	1.48%
PPW Aero Buyer, Inc. Term Loan (Whitcraft LLC)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	12.35%	2/15/2029	4,987,437	4,987,437	4,987,437	1.50%

						$9,908,426	$9,915,893	2.98%
Air Freight & Logistics
AMEX Holding III Corp Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.65% / 1.00%	11.03%	3/31/2028	$211,234	$209,618	$192,951	0.06%
AMEX Holding III Corp Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.65% / 1.00%	11.03%	3/31/2028	4,750,898	4,715,052	4,339,708	1.30%
Solairus Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.48% / 1.00%	10.99%	7/23/2029	4,883,993	4,883,993	4,881,800	1.46%

						$9,808,663	$9,414,459	2.82%
Alternative Carriers
Meriplex Communications, Ltd. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 0.75%	10.46%	7/17/2028	$4,991,048	$4,993,608	$4,991,048	1.50%
Application Software
Anaplan, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 0.75%	11.85%	6/21/2029	$5,000,000	$4,977,183	$4,984,604	1.49%
Avetta, LLC Term Loan B	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	11.15%	10/16/2030	2,038,962	2,028,642	2,028,563	0.61%
BASYS LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.00%	10.11%	12/9/2027	4,873,196	4,840,781	4,845,251	1.45%
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	11/17/2029	—	(187)	(189)	0.00%
Echo Purchaser, Inc. Term Loan (Exostar)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.00%	10.87%	11/17/2029	649,146	641,680	641,616	0.19%
Legal Spend Holdings, LLC 2nd Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	11.11%	5/13/2029	257,442	257,442	257,442	0.08%
Legitscript LLC Delayed Draw Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.75% / 0.75%	11.11%	6/24/2029	100,788	86,030	86,697	0.03%
Legitscript LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	11.11%	6/24/2029	3,930,101	3,873,978	3,877,334	1.16%
PracticeTek Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	8/30/2029	—	(2,746)	(16)	0.00%
PracticeTek Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.35%	8/30/2029	1,978,918	1,946,135	1,945,040	0.58%
Superjet Buyer, LLC Initial Term Loan (EFI Productivity Software)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.61% / 0.75%	10.97%	12/30/2027	1,522,356	1,516,802	1,522,356	0.46%
TCP Hawker Intermediate LLC Incremental Term Loan (TimeClock Plus)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 0.00%	11.50%	8/28/2026	101,654	101,654	101,654	0.03%
TCP Hawker Intermediate LLC Incremental Term Loan (First Lien) (TimeClock Plus)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 0.00%	11.50%	8/28/2026	225,407	225,407	225,407	0.07%
TCP Hawker Intermediate LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	8/28/2026	—	—	—	0.00%
Trintech Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.86%	7/25/2029	5,000,000	4,903,300	4,903,359	1.47%

						$25,396,101	$25,419,118	7.62%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

		Reference	Cash Interest						Percentage
		Rate	Rate /		Maturity	Outstanding	Amortized		of
Investments	Footnotes	Spread / Floor	PIK Rate		Date	Principal	Cost	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Asset Management & Custody Banks
Petra Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%		11/15/2030	$—	$(12,278)	$(12,422)	0.00%
Petra Borrower, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	11.13%		11/15/2030	3,250,000	3,185,433	3,185,147	0.95%
Petra Borrower, LLC Revolving Loan	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%		11/15/2029	—	(9,791)	—	0.00%
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	11.23%		10/4/2027	3,824,266	3,824,266	3,824,266	1.15%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	11.23%		10/4/2027	1,163,019	1,163,019	1,163,019	0.35%

							$8,150,649	$8,160,010	2.45%
Auto Parts & Equipment
ETE Intermediate II LLC Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%		5/29/2029	$—	$(6,289)	$(4,649)	0.00%
ETE Intermediate II LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.89%		5/29/2029	1,954,464	1,902,156	1,915,916	0.57%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	12.37%		5/17/2029	4,975,000	4,975,000	4,975,000	1.49%

							$6,870,867	$6,886,267	2.06%
Automobile Manufacturers
JHCC Holdings LLC 2021-A Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.75%		9/9/2026	$912,053	$912,674	$912,053	$0.27%
JHCC Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.75%		9/9/2026	4,075,447	4,078,226	4,075,447	1.22%

							$4,990,900	$4,987,500	1.49%
Building Products
AllMark Acquisition, LLC Initial Term Loan (AllMark Door)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	10.68%		5/4/2028	$4,974,747	$4,937,356	$4,974,747	1.49%
Arch Cutting Tools Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.85% / 0.00%	10.24%		4/1/2026	4,961,495	4,943,910	4,927,425	1.48%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.37%		11/8/2029	193,979	192,253	192,253	0.06%
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%		11/8/2029	—	—	—	0.00%

							$10,073,519	$10,094,425	3.03%
Commodity Chemicals
Guy Chemical Company, LLC U.S. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.00%	9.96%		11/9/2027	$4,962,217	$4,927,113	$4,893,248	1.47%
Construction & Engineering
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 8.69% / 1.00%	10.56%		7/31/2026	$101,984	$101,984	$101,984	0.03%
Diverzify Intermediate LLC Second Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.96% / 1.00%	11.62%		5/11/2027	492,141	488,676	489,323	0.15%
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.18% / 1.00%	11.68%		5/11/2027	4,470,095	4,437,436	4,447,019	1.33%
ESP Associates, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.00%	11.96%		7/24/2028	4,840,792	4,759,680	4,750,609	1.42%
PVI Holdings, Inc. Last Out Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.77% / 1.00%	12.16%		1/18/2028	6,929,868	6,915,479	6,929,868	2.08%
Vertex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	14.14	% / 1.25%	11/8/2030	911,249	893,566	906,146	0.27%
Vertex Service Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	10.90%		11/8/2030	1,895,993	1,868,085	1,869,639	0.56%
Vertex Service Partners, LLC Revolving Facility	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%		11/8/2030	—	(6,020)	—	0.00%

							$19,458,886	$19,494,588	5.84%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding	Amortized		of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Construction Materials
Cube Industrials Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.00%	11.40%	10/18/2030	$1,729,315	$1,716,343	$1,716,172	0.51%
Javelin Acquisition Vehicle, LLC Last Out Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.09% / 1.00%	12.43%	11/3/2026	1,779,275	1,779,275	1,779,275	0.53%
Javelin Acquisition Vehicle, LLC Second Amendment Incremental Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.37% / 1.00%	12.44%	11/3/2026	2,768,442	2,717,814	2,713,074	0.81%

						$6,213,432	$6,208,521	1.85%
Data Processing & Outsourced Services
Affinipay Midco, LLC Fifth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.00%	10.88%	6/9/2028	$250,000	$250,000	$250,000	0.07%
Penncomp, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.50%	0.00%	10/17/2028	—	(26,431)	(27,143)	-0.01%
Penncomp, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.50%	11.96%	10/17/2028	2,580,833	2,523,978	2,522,764	0.76%

						$2,747,547	$2,745,621	0.82%
Distributors
RPM Purchaser, Inc. Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 2.00%	0.00%	9/11/2028	$—	$(8,881)	$(2,422)	0.00%
RPM Purchaser, Inc. Effective Date Term Loan B	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.51% / 2.00%	11.90%	9/11/2028	3,918,750	3,850,099	3,841,005	1.15%

						$3,841,218	$3,838,583	1.15%
Diversified Chemicals
V Global Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.75%	11.43%	12/22/2027	$4,974,747	$4,952,697	$4,890,967	1.47%
Diversified Support Services
Accent Building Materials Holdings LLC Term B Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.60% / 1.00%	11.98%	8/6/2029	$417,857	$385,360	$417,858	0.12%
Accent Building Materials Holdings LLC Term Loan B	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.00%	11.99%	8/6/2029	3,928,571	3,854,304	3,866,182	1.16%
AI Fire Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	3/22/2027	—	(1,911)	(1,927)	0.00%
AI Fire Buyer, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	11.14%	3/22/2027	156,447	153,791	153,769	0.05%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	11.80%	7/22/2027	6,233,964	6,225,303	6,233,964	1.87%
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	5/19/2028	—	(3,281)	(3,281)	0.00%
Crash Champions Intermediate, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 0.75%	12.36%	8/1/2029	1,349,141	1,339,724	1,337,471	0.40%
Crash Champions Intermediate, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 0.75%	12.36%	8/1/2029	3,160,846	3,139,006	3,133,505	0.94%
Crash Champions Intermediate, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.25% / 0.75%	13.75%	8/1/2028	202,469	199,213	198,427	0.06%
FLS Holding, Inc. Term B Loan (FLS Transportation Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.77%	12/15/2028	4,974,874	4,917,511	4,949,169	1.48%
FMG Suite Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.35% / 1.00%	10.78%	10/30/2026	861,390	852,757	852,115	0.25%
FMG Suite Holdings, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.93% / 1.00%	12.08%	10/30/2026	146,480	142,107	141,772	0.04%
FMG Suite Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	11.03%	10/30/2026	3,696,983	3,667,742	3,657,173	1.10%
Primeflight Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	12.28%	5/1/2029	4,975,000	4,930,820	4,925,310	1.48%

						$29,802,446	$29,861,507	8.95%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding	Amortized		of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Education Services
Cambium Learning Group, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.75%	11.02%	7/20/2028	$4,974,555	$4,928,928	$4,926,482	1.48%
Electrical Components & Equipment
Inventus Power, Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	6/30/2025	$—	$(8,861)	$(9,343)	0.00%
Inventus Power, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.61% / 1.00%	12.97%	6/30/2025	3,127,904	3,050,104	3,045,797	0.91%
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.75% / 0.00%	11.13%	2/26/2027	36,916	36,604	36,598	0.01%
Wildcat Buyerco, Inc. Incremental Term Loan (NSI Industries)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	11.13%	2/27/2027	245,120	243,046	243,012	0.07%

						$3,320,893	$3,316,064	0.99%
Electronic Equipment & Instruments
Fortis Payment Systems, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 5.25% / 1.00%	10.70%	2/13/2026	$4,954,836	$4,939,323	$4,937,177	1.48%
REE Holdings III Corp. Term Loan (Rees Scientific Corporation)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	10.35%	11/4/2028	4,962,406	4,900,234	4,922,576	1.48%

						$9,839,557	$9,859,753	2.96%
Environmental & Facilities Services
Rotolo Consultants, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 7.71% / 1.00%	13.10%	12/20/2026	$3,176,071	$3,102,508	$3,101,878	0.93%
Food Distributors
Costanzo’s Bakery, LLC Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.90% / 1.00%	11.25%	6/18/2027	$2,992,389	$2,941,428	$2,941,428	0.88%
Health Care Distributors
Refocus Management Services, LLC Delayed Draw Term B Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.10% / 1.00%	12.45%	12/30/2026	$4,333,333	$4,282,361	$4,292,365	1.29%
Health Care Equipment
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.00%	11.96%	6/10/2027	$5,000,000	$5,000,000	$4,987,123	1.50%
Medical Device Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.00%	11.95%	7/11/2029	4,433,333	4,338,788	4,344,637	1.30%
Medical Device Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 6.50% / 1.00%	0.00%	7/11/2029	—	—	(10,423)	0.00%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.50% / 0.00%	11.96%	12/4/2024	5,000,000	4,916,688	4,932,650	1.48%
SunMed Group Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.75%	10.96%	6/16/2028	4,974,555	4,859,410	4,862,377	1.46%

						$19,114,886	$19,116,364	5.74%
Health Care Facilities
Community Care Partners, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.11% / 1.00%	11.47%	6/10/2026	$1,992,651	$1,983,867	$1,972,581	0.59%
Community Care Partners, LLC Delayed Draw Term B Loan	(1)(2)(3)(4)(5)(7)(8)(12)	1M SOFR + 0.00% / 1.00%	0.00%	6/10/2026	—	(1,255)	(1,681)	0.00%
Hanger, Inc. Amendment No. 2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.61%	10/3/2028	1,162,279	1,131,929	1,130,952	0.34%
Hanger, Inc. Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	10/3/2028	—	(10,079)	—	0.00%

						$3,104,462	$3,101,852	0.93%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding	Amortized		of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services
CPS Group Holdings, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.76%	6/1/2028	$5,000,000	$5,000,000	$5,000,000	1.50%
CVAUSA Management, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.88%	5/522/2029	1,979,970	1,966,810	1,968,705	0.59%
CVAUSA Management, LLC Primary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	5/22/2029	—	(11,998)	—	0.00%
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	5/22/2029	—	(7,307)	—	0.00%
Elevate HD Parent, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 6.10% / 0.00%	11.46%	8/17/2029	4,987,500	4,889,147	4,888,138	1.47%
GI MSO, Inc. Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.35% / 1.00%	11.82%	6/5/2025	4,974,811	4,943,863	4,940,852	1.48%
Home Care Assistance, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.48%	3/30/2027	3,017,282	2,996,322	3,001,319	0.90%
Houseworks Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	12.04%	12/16/2028	2,493,750	2,369,456	2,359,135	0.71%
Houseworks Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	12/16/2028	—	—	—	0.00%
Medrina, LLC Initial Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	10/20/2029	—	(9,032)	(9,263)	0.00%
Medrina, LLC Initial Term Loan Facility	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.74%	10/20/2029	3,723,404	3,631,362	3,630,563	1.09%
Medrina, LLC Revolving Facility	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	10/20/2029	—	(12,879)	(6,617)	0.00%
OIA Acquisition, LLC Effective Date Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.35% / 1.00%	10.82%	10/19/2027	4,962,025	4,928,403	4,948,924	1.48%
RCP TCT, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.86% / 1.00%	10.22%	12/31/2027	4,934,271	4,900,054	4,891,499	1.47%
Salt Dental Collective, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.60% / 1.00%	12.96%	2/15/2028	2,493,750	2,444,681	2,444,088	0.73%
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.48%	3/30/2027	1,853,932	1,842,288	1,844,621	0.55%
TheKey, LLC Tranche B-1 Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.48%	3/30/2027	90,969	90,397	90,512	0.03%
US Fertility Enterprises, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.25% / 1.00%	11.72%	12/21/2027	4,962,025	4,929,074	4,915,705	1.47%

						$44,890,641	$44,908,181	13.47%
Health Care Technology
Bobcat Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 0.75%	11.60%	6/17/2030	$475,000	$466,026	$475,000	0.14%
Bobcat Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 0.75%	11.60%	6/17/2030	1,520,000	1,491,227	1,502,870	0.45%
Medical Technology Solutions, LLC Delayed Draw C Term Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 6.40% / 1.00%	11.76%	4/27/2026	1,328,845	1,295,702	1,328,845	0.40%
Medical Technology Solutions, LLC Delayed Draw D Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 1.00%	0.00%	4/27/2026	—	(3,936)	(3,955)	0.00%
Medical Technology Solutions, LLC Sixth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.40% / 1.00%	11.78%	4/27/2026	1,455,401	1,422,285	1,419,016	0.43%

						$4,671,304	$4,721,776	1.42%
Heavy Electrical Equipment
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	10/11/2028	$—	$(4,418)	$(4,418)	0.00%
Faraday Buyer, LLC First Amendment Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.00%	11.33%	10/11/2028	586,597	579,792	579,792	0.17%

						$575,374	$575,374	0.17%
Highways & Railtracks
Gulf Winds International Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.10% / 1.00%	12.46%	12/16/2028	$4,974,874	$4,974,874	$4,972,708	1.49%
R1 Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.43%	12/29/2028	4,974,874	4,928,554	4,921,292	1.48%

						$9,903,428	$9,894,000	2.97%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding	Amortized		of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Hotels, Resorts & Cruise Lines
Pyramid Management Advisors, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.25%	12.41%	1/19/2027	$4,974,937	$4,927,593	$4,927,080	1.48%
Household Appliances
WF Enterprises, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.35% / 1.00%	9.70%	11/9/2027	$4,578,187	$4,548,322	$4,555,083	1.37%
Housewares & Specialties
Axis Portable Air, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	11.25%	3/22/2028	$881,575	$872,825	$872,767	0.26%
Axis Portable Air, LLC Delayed Draw Term Loan Fifth Amendment	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.85% / 1.00%	11.20%	3/28/2028	1,377,461	1,341,456	1,284,671	0.38%

						$2,214,281	$2,157,438	0.64%
Human Resource & Employment Services
Zenith American Holding, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 0.00%	10.50%	12/13/2024	$4,959,003	$4,956,103	$4,959,003	1.49%
Industrial Machinery
Orion Group HoldCo, LLC Term Loan (Astra Services Partners)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	11.61%	3/19/2027	$4,449,655	$4,426,141	$4,424,013	1.33%
P.T. International LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.00%	10.04%	6/30/2027	4,987,374	4,957,493	4,931,732	1.48%
Sonny’s Enterprises, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.90% / 1.00%	12.27%	8/5/2028	384,000	371,383	384,000	0.12%
Sonny’s Enterprises, LLC Restatement Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.90% / 1.00%	12.28%	8/5/2028	4,079,157	4,024,623	4,034,480	1.21%
Tank Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 0.75%	11.21%	3/31/2028	4,974,747	4,899,481	4,897,706	1.47%

						$18,679,121	$18,671,931	5.61%
Insurance Brokers
Alera Group, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	11/17/2025	$—	$(19,920)	$(19,920)	-0.01%
Integrity Marketing Acquisition, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.02% / 0.75%	11.41%	8/27/2026	2,876,780	2,845,655	2,856,337	0.86%
Keystone Agency Partners LLC Term A Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.65% / 1.00%	11.00%	5/3/2027	2,992,370	2,948,222	2,947,994	0.88%
Oakbridge Insurance Agency LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	11.09%	11/1/2029	453,996	450,909	450,909	0.14%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	11/1/2029	—	—	—	0.00%
Peter C. Foy & Associates Insurance Services, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 0.75%	11.86%	11/1/2028	2,493,750	2,439,702	2,439,029	0.73%
Peter C. Foy & Associates Insurance Services, LLC Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.75%	0.00%	11/1/2028	—	—	—	0.00%

						$8,664,568	$8,674,349	2.60%
Interactive Home Entertainment
Five Star Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.10% / 1.50%	12.46%	2/23/2028	$55,696	$47,988	$47,943	0.01%
Track Branson OpCo, LLC, The Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.10% / 1.50%	12.46%	2/23/2028	1,639,892	1,595,787	1,594,524	0.48%
Track Branson Opco, LLC, The Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.50%	0.00%	2/23/2028	—	(6,211)	—	0.00%

						$1,637,564	$1,642,467	0.49%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding	Amortized		of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
IT Consulting & Other Services
BCM One, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.60% / 1.00%	9.96%	11/17/2027	$4,960,873	$4,933,838	$4,914,622	1.47%
By Light Professional IT Services LLC Existing Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.03% / 1.00%	12.40%	5/17/2025	1,946,322	1,942,394	1,945,187	0.58%
Enverus Holdings, Inc.Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 0.75%	0.00%	12/21/2029	—	(1,990)	(1,998)	0.00%
Enverus Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 0.75%	0.00%	12/21/2029	—	(6,055)	(6,081)	0.00%
Enverus Holdings, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 0.75%	10.86%	12/21/2029	5,328,185	5,248,361	5,248,263	1.57%
Guidepoint Security Holdings, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.00%	11.38%	10/2/2029	302,617	302,617	302,617	0.09%
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	10/2/2029	—	—	—	0.00%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.00%	12.20%	7/26/2027	3,473,750	3,421,650	3,422,894	1.03%
Lighthouse Technologies Holding Corp. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.15% / 1.00%	10.50%	4/30/2025	176,743	176,743	176,743	0.05%
Lighthouse Technologies Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.15% / 1.00%	10.50%	4/30/2025	4,993,867	4,993,867	4,993,867	1.50%
Lighthouse Technologies Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 1.00%	0.00%	4/30/2025	—	—	—	0.00%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	6/15/2029	—	(4,485)	(1,651)	0.00%
Rural Sourcing Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	6/15/2029	—	(7,050)	(1,238)	0.00%
Rural Sourcing Holdings, Inc. Tranche B Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.43%	6/15/2029	1,576,080	1,533,373	1,522,518	0.46%
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.35% / 2.00%	11.59%	8/20/2027	683,847	654,809	658,174	0.20%
Upstack Holdco Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.35% / 2.00%	11.79%	8/20/2027	967,091	951,777	949,333	0.28%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.35% / 2.00%	11.63%	8/20/2027	1,983,180	1,950,999	1,952,400	0.59%
VRC Companies, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.76% / 1.00%	11.14%	6/29/2027	4,974,523	4,934,420	4,974,523	1.49%

						$31,025,268	$31,050,173	9.31%
Leisure Facilities
Concert Golf Partners Holdco LLC Initial Term Loan (2022)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.78% / 0.75%	11.25%	4/2/2029	$4,974,747	$4,974,747	$4,973,528	1.49%
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	4/27/2029	—	(19,321)	(6,667)	0.00%
Excel Fitness Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.85%	4/27/2029	3,325,000	3,246,256	3,261,412	0.98%
PF Growth Partners, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.16% / 1.00%	10.48%	7/11/2025	4,973,958	4,956,546	4,963,254	1.49%

						$13,158,228	$13,191,527	3.96%
Leisure Products
BCI Burke Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.76% / 1.00%	11.11%	12/14/2027	$1,491,242	$1,482,448	$1,485,829	0.45%
KSKI Holdings 2, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.25% / 1.25%	12.72%	6/30/2028	4,987,500	4,854,896	4,828,563	1.45%
Painful Pleasures, LLC Term Loan fka Artifex	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.86% / 1.00%	10.22%	8/30/2024	1,208,957	1,207,457	1,208,157	0.36%
Painful Pleasures, LLC Third Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.11% / 1.00%	10.47%	8/30/2024	3,752,500	3,739,118	3,749,359	1.12%

						$11,283,919	$11,271,908	3.38%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding	Amortized		of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Life Sciences Tools & Services
Blades Buyer, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.45%	3/28/2028	$4,974,747	$4,955,233	$4,958,956	1.49%
RN Enterprises, LLC Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	11.05%	12/23/2025	5,034,626	5,004,199	5,014,432	1.50%

						$9,959,432	$9,973,388	2.99%
Office Services & Supplies
Ergotron Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 0.75%	11.21%	7/6/2028	$4,974,811	$4,974,811	$4,974,811	1.49%
Oil & Gas Equipment & Services
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 2.00%	0.00%	7/31/2028	$—	$(9,219)	$(5,393)	0.00%
Jones Industrial Holdings, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 8.60% / 2.00%	13.96%	7/31/2028	3,950,000	3,875,015	3,851,034	1.16%

						$3,865,796	$3,845,641	1.16%
Other Diversified Financial Services
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.35% / 0.75%	11.78%	10/1/2027	$870,647	$865,336	$865,867	0.26%
Citrin Cooperman Advisors LLC 2022-2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.35% / 0.75%	11.82%	10/1/2027	3,840,520	3,756,610	3,774,804	1.13%
Convera International Financial S.a r.l. Incremental Term Loan	(1)(2)(3)(4)(5)(7)(9)(12)	3M SOFR + 6.15% / 0.75%	11.50%	3/1/2028	2,985,000	2,925,571	2,939,641	0.88%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.15% / 1.00%	11.53%	6/15/2027	445,213	432,493	426,344	0.13%

						$7,980,010	$8,006,656	2.40%
Packaged Foods & Meats
Gastronome Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.65% / 1.00%	10.00%	11/18/2027	$4,729,986	$4,698,126	$4,699,548	1.41%
Nellson Nutraceutical, LLC Term A-1 Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	11.30%	12/23/2025	4,986,422	4,947,838	4,969,763	1.49%
Signature Brands, LLC Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.51% / 1.75%	14.14%	5/4/2028	4,486,458	4,431,367	4,359,545	1.31%
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	2/9/2028	—	(691)	(285)	0.00%
ZB Holdco LLC 2023-1 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	11.50%	2/9/2028	155,812	153,576	153,260	0.05%

						$14,230,216	$14,181,831	4.26%
Paper Packaging
Innopak Industries, Inc. Fourth Amendment Term Loan Part 1	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 6.35% / 1.50%	11.70%	3/5/2027	$2,743,125	$2,676,344	$2,675,465	0.80%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 2	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.35% / 0.00%	11.71%	3/5/2027	2,244,375	2,189,694	2,188,988	0.66%

						$4,866,038	$4,864,453	1.46%
Personal Products
Kinetic Purchaser, LLC - Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.02% / 0.00%	11.37%	11/10/2027	$2,487,500	$2,389,666	$2,388,622	0.72%
Loving Tan Intermediate II Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	12.35%	5/31/2028	2,755,044	2,682,265	2,659,632	0.80%
Loving Tan Intermediate II Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.00% / 1.00%	12.35%	5/31/2028	171,111	162,893	168,814	0.05%

						$5,234,824	$5,217,068	1.57%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding	Amortized		of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Pharmaceuticals
Bamboo US BidCo LLC Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.00% / 0.00%	11.36%	9/30/2030	$7,398	$7,398	$7,398	0.00%
Bamboo US BidCo LLC Initial Dollar Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.00%	11.38%	9/30/2030	689,541	684,783	684,783	0.21%
Pet FLavor, LLC Term A Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	10.35%	12/15/2026	4,974,619	4,945,518	4,974,619	1.49%
Sequon, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.51% / 1.00%	11.86%	12/29/2026	4,963,246	4,934,496	4,903,402	1.47%

						$10,572,195	$10,570,202	3.17%
Property & Casualty Insurance
Neptune Flood Incorporated Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.50%	0.00%	5/8/2029	$—	$(2,657)	$(92)	0.00%
Neptune Flood Incorporated Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.35% / 1.50%	11.72%	5/8/2029	2,756,600	2,707,653	2,702,690	0.81%

						$2,704,996	$2,702,598	0.81%
Real Estate Operating Companies
Associations, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.76% / 0.00%	12.18%	7/2/2027	$5,031,944	$4,997,763	$4,980,950	1.49%
Real Estate Services
BBG, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.86% / 1.00%	12.21%	1/8/2026	$5,964,100	$5,638,794	$5,334,888	1.60%
Research & Consulting Services
Accordion Partners LLC Delayed Draw Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 0.00%	11.60%	8/29/2029	$577,476	$569,435	$569,288	0.17%
Accordion Partners LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.75%	11.35%	8/29/2029	3,673,116	3,621,965	3,598,140	1.08%
Accordion Partners LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.25% / 1.00%	11.63%	8/29/2029	139,767	133,781	137,339	0.04%
Accordion Partners LLC Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	8/31/2028	—	(3,916)	—	0.00%
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 1.00%	0.00%	6/28/2030	—	(8,867)	(8,936)	0.00%
Ambient Enterprises Holdco LLC Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 1.00%	0.00%	12/7/2029	—	(15,466)	(15,638)	0.00%
Ambient Enterprises Holdco LLC Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	11.38%	6/28/2030	4,074,894	4,003,727	4,003,583	1.20%
BDO USA, P.C. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 2.00%	11.36%	8/31/2028	4,987,500	4,889,634	4,888,702	1.47%
Gerson Lehrman Group, Inc. Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.75%	12/5/2024	4,974,490	4,958,617	4,947,129	1.48%
Liberty Purchaser, LLC Delayed Draw Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.60% / 0.75%	11.99%	11/22/2029	1,186,359	1,186,359	1,186,359	0.36%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.60% / 0.00%	11.99%	11/22/2029	4,237,922	4,237,922	4,237,922	1.27%
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 6.25% / 0.00%	0.00%	11/22/2029	—	—	—	0.00%
ManTech International Corporation Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.75% / 0.75%	11.16%	9/14/2029	338,236	338,236	331,850	0.10%
ManTech International Corporation Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	11.13%	9/14/2029	4,024,745	4,019,433	4,014,831	1.20%
R.R. Donnelley & Sons Company Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.35% / 0.75%	12.71%	3/22/2028	4,455,817	4,451,806	4,452,686	1.34%
Smartronix, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	11.57%	11/23/2028	4,987,277	4,975,185	4,976,285	1.49%
SourceHOV Tax, LLC Initial Term A Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.93% / 1.00%	11.40%	4/6/2028	4,962,217	4,924,695	4,897,911	1.47%

						$42,282,546	$42,217,451	12.67%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

		Reference	Cash Interest						Percentage
		Rate	Rate /		Maturity	Outstanding	Amortized		of
Investments	Footnotes	Spread / Floor	PIK Rate		Date	Principal	Cost	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Soft Drinks
REFRESH BUYER, LLC Delayed TL	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.25% / 0.75%	9.60%		12/23/2028	$4,962,312	$4,926,084	$4,927,500	1.48%
Specialized Consumer Services
3 Step Sports LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 8.00% / 0.00%	13.35%		10/2/2029	$148,226	$140,357	$140,321	0.04%
3 Step Sports LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 8.00% / 0.00%	13.47%		10/2/2029	676,815	664,839	664,768	0.20%
Anderson Group Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.00%	10.14%		12/25/2028	4,974,684	4,940,088	4,942,601	1.48%
Arcticom Group Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.25% / 0.00%	11.62%		12/22/2027	46,297	46,118	46,116	0.01%
Arcticom Group Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 0.00%	11.80%		12/22/2027	197,566	196,870	196,870	0.06%
Modigent, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%		8/23/2028	—	—	—	0.00%
United Air Temp, Air Conditioning And Heating, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.35% / 1.00%	10.78%		1/20/2027	4,962,106	4,937,052	4,962,106	1.49%
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.75% / 1.00%	12.10%		12/1/2027	163,263	158,594	159,845	0.05%
W.A. Kendall and Company, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.80% / 1.00%	10.99%		4/22/2028	4,962,217	4,925,530	4,898,114	1.47%

							$16,009,448	$16,010,741	4.80%
Specialty Chemicals
Charkit Chemical Company, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.03% / 1.00%	10.43%		12/29/2026	$4,698,007	$4,668,013	$4,625,585	1.39%
Technology Distributors
Thames Technology Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%		8/31/2029	$—	$—	$(1,695)	0.00%
Thames Technology Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.64%		8/31/2029	3,414,156	3,303,590	3,299,707	0.99%
Thames Technology Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%		8/31/2029	—	—	(519)	0.00%

							$3,303,590	$3,297,493	0.99%
Trading Companies & Distributors
Apex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.00% / 1.00%	12.38%		10/24/2030	$244,390	$239,691	$241,108	0.07%
Apex Service Partners, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.00% / 1.00%	12.76%		10/24/2029	24,180	19,753	19,696	0.01%
Apex Service Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	12.40%		10/23/2030	4,597,996	4,535,098	4,529,848	1.36%
Hultec Buyer, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	12.18 2.50	% / %	3/31/2029	4,974,696	4,878,957	4,877,275	1.46%
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.75%	12.21 1.25	% / %	12/28/2029	—	—	(4,128)	0.00%
SureWerx Purchaser III, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 0.75%	12.21 1.25	% / %	12/14/2029	2,077,022	2,059,066	2,054,826	0.62%
Trench Plate Rental Co. Initial Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.60% / 0.00%	10.95%		12/3/2026	5,434,483	5,434,483	5,434,483	1.63%
Trench Plate Rental Co. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 5.57% / 0.00%	10.95%		12/3/2026	179,310	179,310	179,310	0.05%

							$17,346,358	$17,332,418	5.20%

Total First Lien Senior Secured							$532,363,603	$531,616,973	159.46%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments as of December 31, 2023

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding	Amortized		of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Second Lien Senior Secured
Insurance Brokers
SageSure Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.01% / 1.00%	11.36%	1/28/2028	$67,270	$57,796	$62,408	0.02%
SageSure Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.01% / 1.00%	11.36%	1/28/2028	4,450,967	4,411,685	4,431,444	1.33%

						$4,469,481	$4,493,852	1.35%

Total Second Lien Senior Secured						$4,469,481	$4,493,852	1.35%

Collateralized Loan Obligations
Warehouses
Asset Management & Custody Banks
CIFC Stone Warehouse Ltd. - Subordinated Lender	(1)(3)(5)(10)(11)	N/A	N/A	N/A	$—	$29,250,000	$29,250,000	8.77%

Total Warehouses						$29,250,000	$29,250,000	8.77%

Total Collateralized Loan Obligations						$29,250,000	$29,250,000	8.77%

Total Non-Controlled, Non-Affiliated Debt Investments						$566,083,084	$565,360,825	169.58%

Total Investments						$566,083,084	$565,360,825	169.58%

Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio - Institutional Class	(2)	N/A	N/A	N/A	N/A	$16,950,602	$16,950,602	5.08%
Morgan Stanley Institutional Liquidity Funds Government Portfolio - Participant Class	(2)	N/A	N/A	N/A	N/A	311,931	311,931	0.09%
Other cash accounts						1,661,263	1,661,263	0.50%

Total Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents						$18,923,796	$18,923,796	5.67%

Total Investments and Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents						$585,006,880	$584,284,621	175.25%

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
June 30, 2024
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
. These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein. The functional and reporting currency for the Company is the U.S. dollar.
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
the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company has consolidated the results of the Company’s direct and indirect wholly-owned subsidiaries, SPV Facility I LLC (“SPV Facility I”), StepStone Great Lakes SPV Facility II LLC (“SPV Facility II”), Stepstone SPV Facility III LLC

(“SPV Facility III”), StepStone SPV Facility IV Intermediate Holdco LLC (“SPV Facility IV Intermediate Holdco”) and Stepstone SPV Facility IV LLC (“SPV Facility IV”) all of which are bankruptcy remote special purpose vehicles (“SPVs”) organized as Delaware limited liability companies. SPV Facility I, SPV Facility II, SPV Facility III, SPV Facility IV Intermediate Holdco and SPV Facility IV were established to be utilized in connection with existing or future secured revolving credit facilities or other secured financing arrangements whereby creditors have a claim on the relevant SPV’s assets prior to those assets becoming available to the Company. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidatio
n.
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
In accordance with ASC Topic 820, investments in private investment companies measured using net asset value (“NAV”) as a practical expedient are not categorized within the fair value hierarchy.
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

Loans are generally placed on
non-accrual
status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off by reversing interest income in the period when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. None of the Company’s assets in the consolidated financial statements as of June 30, 2024 and December 31, 2023 have defaulted or are on non-accrual
status.
The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, administration and amendment fees, some of which are paid to the Company on an ongoing basis. These fees, if any, are recognized as earned as a component of “fee income” on the consolidated statement of operations. No such fee income was recorded for the six months ended June 30, 2024.
Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, unamortized syndication fees, unamortized commitment fees and unamortized discounts are recorded as interest income. The Company has not had any prepayments that would result in the foregoing fees for the six months ended June 30, 2024.
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
Expense Limitation and Reimbursement Agreement
Refer to Note 3 in these consolidated financial statements for information regarding the Amended Expense Limitation Agreement. The Company will accrue for recoupment payments to the Advisor subject to terms of the Amended Expense Limitation Agreement when such recoupment is determined to be probable and reasonably estimable.
Cash and Cash Equivalents, including Restricted Cash and Restricted Cash Equivalents
Cash and cash equivalents consist of highly liquid investments. Cash equivalents are categorized as Level 1 of the fair value hierarchy. Custodian balances are insured up to $250,000 by the Federal Deposit Insurance Corporation.

Restricted cash and restricted cash equivalents include amounts that are collected and are held in connection with assets securing certain of the Company’s financing transactions. Restricted cash and restricted cash equivalents are restricted for payment of interest expense and principal on the outstanding borrowings or reinvestment into new asse ts
.
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year
period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2024, the Company did not incur any excise tax.
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
(“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not
threshold that would result in a tax benefit or expense to the Company would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2024 and December 31, 2023. During the three and six months ended June 30, 2024, the Company did not incur any interest or penalties.
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
For the three and six months ended June 30, 2024, the Company incurred a Base Management Fee of $1,277,204 and $2,260,393, respectively. For the period from April 3, 2023 (commencement of operations) to June 30, 2023, the Advisor permanently waived the Base Management Fee.

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

For the three and six months ended June 30, 2024, the Company incurred Income Incentive Fee of $1,122,558 and $1,960,084, respectively. For the period from April 3, 2023 (commencement of operations) to June 30, 2023, the Advisor permanently waived the Income Incentive Fee.
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
For the three and six months ended June 30, 2024, the Company accrued a Capital Gains-Based Incentive Fee of $(22,305) and $12,893, respectively, under U.S. GAAP. For the period from April 3, 2023 (commencement of operations) to June 30, 2023, no
Capital Gains-Based Incentive Fee was accrued.

Administration Agreement
The Advisor also serves as the Company’s administrator pursuant to the Administration Agreement and performs certain administrative, accounting and other services for the Company. In consideration of these administrative services, the Company pays the Advisor the administration fee (the “Administration Fee”) in an amount up to 0.30% on an annualized basis of the Company’s net assets. The Administration Fee is calculated based on the Company’s month-end
net NAV (as of the close of business on the last calendar day of the applicable month) and is payable monthly in arrears. The Administration Fee is an expense paid out of the Company’s net assets.
For the three and six months ended June 30, 2024, the Company incurred an Administration Fee of $385,420 and $681,874, respectively. For the period from April 3, 2023 (commencement of operations) to June 30, 2023, the Company incurred an Administration Fee of $40,824.
Expense Limitation and Reimbursement Agreement
The Company entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Advisor for an initial one-year
term beginning on the initial closing date for subscriptions, April 3, 2023, for Shares and ending on the one-year
anniversary thereof (the “Limitation Period”) subject to annual renewal by the mutual agreement of the Advisor and the Company. On November 8, 2023, the Company and the Advisor amended and restated the Expense Limitation Agreement (the “Amended Expense Limitation Agreement”). Under the Amended Expense Limitation Agreement, which is in effect for the same Limitation Period, unless extended by the Company and the Advisor pursuant to its terms, the Advisor agrees that it will pay, absorb or reimburse the Company’s aggregate monthly Other Operating Expenses (as defined below) on the Company’s behalf (which, for the avoidance of doubt, may include any Other Operating Expenses incurred prior to the effective date of the Advisory Agreement) (each such payment, absorption or reimbursement, a “Required Expense Payment”), such that the aggregate monthly Other Operating Expenses borne by the Company during the Limitation Period shall not exceed 1.00%, on an annualized basis, of the Company’s month-end
net assets (the “Expense Cap”). For any month in which the Company’s aggregate monthly Other Operating Expenses exceed the Expense Cap, the Advisor shall make a Required Expense Payment to the extent necessary to eliminate such excess. The Advisor may also directly pay expenses on behalf of the Company and waive reimbursement under the Amended Expense Limitation Agreement. “Other Operating Expenses” shall include all of the Company’s operating expenses, including O&O Expenses, but shall exclude Specified Expenses (as defined below). “O&O Expenses” shall include all of the fees, costs, charges, expenses, liabilities and obligations incurred in relation to or in connection with the establishment of the Company, the marketing and offering of the Shares (including, among other things, legal, accounting, subscription processing and filing fees and expenses and other expenses pertaining to this offering), and the establishment, organization and creation of the operational structure of the Company and its special purpose vehicle subsidiaries, including travel, lodging, meals, entertainment, legal, accounting, regulatory compliance, fees of professional advisors, printing, postage, regulatory and tax filing fees, and other costs of establishment.
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
For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Advisor incurred Other Operating Expenses of $1,075,628, and organizational costs of $1,296,462, on behalf of the Company, all subject to recoupment pursuant to the terms of the Amended Expense Limitation Agreement. For the three and six months ended June 30, 2024, the Company made recoupment payments

to the Advisor of $164,211 and $139,854 (net of $24,357 of expenses the Advisor incurred on behalf of the Company), respectively. See Note 8 for further information, including the balance of amounts subject to recoupment payments to be made by the Company to the Advisor as of June 30, 2024 and as of December 31, 2023.
Other Related Party Transactions
During the three and six months ended June 30, 2024, StepStone Private Credit Fund SP, a segregated portfolio (the “Segregated Portfolio”) of StepStone Private Credit Platform (Cayman) SPC, a Cayman Islands exempted company with limited liability and registered with the Cayman Islands Monetary Authority as a segregated portfolio company, who shares the same investment advisor as the Company, purchased 4,710,835 and 8,073,303, respectively, Shares from the Company in exchange for aggregate proceeds totaling $122,882,899 and $210,407,899, respectively. For the three and six months ended June 30, 2024, the Segregated Portfolio received
279,375
and
534,465
, respectively, of Shares in
connection with reinvestments under the Company’s DRIP, which Shares represented cash distributions in amounts equal to
$7,214,870 and $13,781,759, respectively. As of June 30, 2024 and December 31, 2023, the Segregated Portfolio owns $553,168,545 and $329,059,895, respectively, or 99.4% and 98.7%, respectively, of the outstanding Shares that are held indirectly through the Segregated Portfolio.
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
Term SOFR plus a margin of 3.25%, with a 1.0% floor on

Term SOFR. The MassMutual SPV I Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility I and a pledge over 100% of the Company’s equity interest in SPV Facility I. The MassMutual SPV I Facility requires payment of (a) a non-use
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
As of June 30, 2024 and December 31, 2023, the Company had an outstanding principal balance under the MassMutual SPV I Facility of $134,000,000 and $154,500,000, respectively. For the three and six months ended June 30, 2024, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.60% and 8.61%, respectively. For the period from April 3, 2023 (commencement of operations) to June 30, 2023, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.50%. For the three and six months ended June 30, 2024, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility were $139,164,835 and $147,340,659, respectively. For the period from April 3, 2023 (commencement of operations) to June 30, 2023, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility was $22,283,708.
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
The BMO SPV II Credit Facility matures on
May 1, 2030
, unless sooner terminated in accordance with its terms.
As of June 30, 2024 and December 31, 2023, the Company had an outstanding principal balance under the BMO SPV II Credit Facility of $100,670,535 and $93,870,535, respectively, in connection with investments purchased through participation agreements from BMO. For the three and six months ended June 30, 2024, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.81% and 7.82%, respectively. For the period from April 3, 2023 (commencement of operations) to June 30, 2023, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.55%. For the three and six months ended June 30, 2024, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $101,527,678 and $98,714,491, respectively. For the period from April 3, 2023 (commencement of operations) to June 30, 2023, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility was $77,137,728.
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
Borrowings under the Wells Fargo SPV III Credit Facility will generally bear interest at a rate per annum equal to Daily Simple SOFR plus a margin of 2.65%, with a 0.0% floor on Daily Simple SOFR. Amounts available for borrowing under the Wells Fargo SPV III Credit Facility are subject to a borrowing base that applies different advance rates to different types of assets held by SPV Facility III and are subject to limitations with respect to the loans securing the Wells Fargo SPV III Credit Facility, which may affect the borrowing base and therefore amounts available to borrow under the Wells Fargo SPV III Credit Facility. The Wells Fargo SPV III Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility III and a pledge over 100% of the Company’s equity interest in SPV Facility III.

In connection with the Wells Fargo SPV III Credit Facility, SPV Facility III is required to pay a non-use fee equal to, during the first six months of the availability period,
 0.50%
multiplied by the unutilized portion of the total commitments available under the Wells Fargo SPV III Credit Facility. After the first six months of the availability period, SPV Facility III is subject to a non-usage fee of 0.5% on any undrawn amount that is less than or equal to 35% of the total commitments, as well as a non-usage fee of 2% of the difference between
 65%
of the total commitments available and the effective drawn amount in the event that SPV Facility III draws on less than 65% of total commitments available under the Wells Fargo SPV III Credit Facility.
The reinvestment period end date (after which no borrowings may be drawn under the Wells Fargo SPV III Credit Facility) and the maturity date under the Wells Fargo SPV III Credit Facility are scheduled for December 1, 2026 and December 1, 2028, respectively, unless the Wells Fargo Loan and Security Agreement is sooner terminated in accordance with its terms.
As of June 20, 2024, the Company had an outstanding principal balance under the Wells Fargo SPV III Credit Facility of $163,000,000. As of December 31, 2023, the Company had
no
outstanding principal balance under the Wells Fargo SPV III Credit Facility. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company had no borrowing activity under the Wells Fargo SPV III Credit Facility. For the three and six months ended June 30, 2024, the Company’s borrowings under the Wells Fargo SPV III Credit Facility bore interest at a weighted average interest rate of 7.97%. For the three and six months ended June 30, 2024, the daily average amount of outstanding borrowings under the Wells Fargo SPV III Credit Facility was $130,681,319 and $103,016,667,
respectively.
Effective April 19, 2024, the Company, through its subsidiary SPV Facility IV, may from time-to-time purchase or originate loans and sell a participation in all or a portion of such loans to Macquarie Bank Limited and its affiliates, and concurrently with entering in to such participation arrangement, agree to repurchase, or otherwise pay for the termination of, such participation arrangement. The Company and SPV Facility IV may collectively have obligations to repurchase assets arising from such transactions that collectively have an aggregate principal amount at any one time outstanding of up to $150,000,000. In connection therewith, for repurchase transactions entered into by the Company, certain affiliates of Atalaya Capital Management LP will guarantee such repurchase transactions in an aggregate principal amount at any time outstanding not to exceed $100,000,000 subject to certain terms and conditions. For the three months ended June 30, 2024, the Company had no borrowing activity with Macquarie Bank Limited.
For the six months ended June 30, 2024, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility (the “Lines of Credit”) amounted to 8.32%. The Company’s aggregate daily average amount of borrowings under the Lines of Credit for the six months ended June 30, 2024 amounted to $347,939,766.
The following table provides a summary of the interest expense incurred by the Company for the noted periods:

		For the Period from
		April 3, 2023
		(commencement
	Three Months Ended	of operations) to	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024
Coupon Interest	$7,868,134	$1,603,075	$15,099,348
Amoritization of debt issuance costs	332,163	—	632,411

Total	$8,200,297	$1,603,075	$15,731,759

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
non-controlled,
non-affiliated;
non-controlled,
affiliated; and controlled investments is contained in the consolidated financial statements, including the Consolidated Schedules of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled,
non-affiliated;
non-controlled,
affiliated; or controlled investments.

Direct Loans
The Company’s direct loans primarily include secured debt (including first lien senior secured and second lien senior secured), but may also include unsecured debt (including senior unsecured and subordinated debt) and mezzanine loans, as well as broadly syndicated loans and club deals (generally investments made by a small group of investment firms). First lien senior secured debt has first claim to any underlying collateral of a loan, second lien senior secured is secured but subordinated in payment and/or lower in lien priority to first lien holders, and unitranche loans are secured loans that combine both senior and subordinated debt into one tranche of debt, generally in a first lien position. In connection with a direct loan, the Company may receive non-cash
income features, including PIK interest and OID.
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
The fair value of a CLO Warehouse is determined by adding the excess spread (accrued interest plus interest received less financing cost) to the CLO Warehouse equity contribution made by the Company, discounted to present value, unless the Advisor determines that the securitization will not be achieved, in which case, the fair value of a CLO Warehouse will be established based on the fair value of the underlying bank loan positions which are valued in a manner consistent with the Advisor’s valuation policy and procedures. CLO warehouses can be exposed to credit events, mark to market changes, rating agency downgrades and financing cost changes. Changes in the fair value of a CLO Warehouse are reported in net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers in the Consolidated Statements of Operations.
Private Equity Funds
Private equity funds are investment funds that invest in or acquire non-marketable
limited partnership or limited liability company interests. Investments in private equity funds are reported in the Consolidated Statements of Assets and Liabilities generally equal to the Company’s proportionate share of the fair value of the net assets of the private equity funds, as represented by its reported capital account balance provided by the general partner or investment manager of the private equity funds.
Private equity funds normally do not have readily available market prices and therefore will be fair valued according to the Valuation Procedures at each determination date. Ordinarily, the fair value of the Company’s investment in a private equity fund is based on the NAV of the investment reported by its investment manager (“Investment Manager”). If the Advisor determines that the most recent NAV reported by the Investment Manager does not represent fair value or if the Investment Manager fails to report a NAV to the Company, a fair value determination is made by the Advisor in accordance with the Valuation Procedures. In making that determination, the Advisor will consider whether it is appropriate, in light of all relevant circumstances, to value such investment at the NAV last reported by its Investment Manager, or whether to adjust such NAV to reflect a premium or discount (adjusted NAV). The NAVs or adjusted NAVs are net of management fees and performance/incentive fees (carried interest) payable by the private equity fund investees pursuant to their respective organizational documents.

Cost represents capital contributions made by the Company, less return of capital proceeds received from such private equity funds. As of June 30, 2024 and December 31, 2023, the Company had remaining unfunded commitments of $17,046,061 and $0, respectively, to private equity funds.
The value assigned to the investments in private equity funds is based on available information and does not necessarily represent amounts that might be realized, since such amounts depend on future circumstances and cannot reasonably be determined until the underlying investments are actually liquidated. The capital account value in the private equity funds, as reported, may be adjusted to reflect the Advisor’s estimate of fair value. In determining whether valuation adjustments are appropriate, factors assessed include but are not limited to, reviewing the private equity funds’ compliance with U.S. GAAP and valuation procedures in place, current performance and market conditions. The Advisor will consider such information and consider whether it is appropriate, in light of all relevant circumstances, to value the private equity funds at their capital account balance as reported, or adjust such value. NAV as a practical expedient will not be used if it is probable that the Company will sell a portion of its investment at an amount different from NAV.
In determining fair values, the Advisor has, as a practical expedient, estimated fair value of the private equity funds within its scope using the NAV (or its equivalent) as of the reporting measurement date, as further discussed under “Fair Value Measurements.” The Advisor’s estimates of fair value may differ from the fair value that would have been used had a readily market existed for the investments, and such differences could be material.

Investments at fair value and cost consisted of the following as of June 30, 2024:

	June 30, 2024
		% of Total		% of Total
	Cost	Investments	Fair Value	Investments	% of Net Assets
First Lien Senior Secured	$918,845,822	97.51%	$917,963,022	97.52%	164.94%
Second Lien Senior Secured	4,448,206	0.47%	4,462,150	0.47%	0.80%
Private Equity Funds	19,010,453	2.02%	18,904,263	2.01%	3.40%

Total investments	$942,304,481	100.00%	$941,329,435	100.00%	169.14%

Investments at fair value and cost consisted of the following as of December 31, 2023:

	December 31, 2023
	Amortized	% of Total		% of Total
	Cost	Investments	Fair Value	Investments	% of Net Assets
First Lien Senior Secured	$532,363,603	94.03%	$531,616,973	94.03%	159.46%
Second Lien Senior Secured	4,469,481	0.79%	4,493,852	0.79%	1.35%
CLO Warehouse	29,250,000	5.17%	29,250,000	5.17%	8.77%

Total investments	$566,083,084	99.99%	$565,360,825	100.00%	169.58%

The industry composition of investments as a percentage of total investments based on cost and fair value and as a percentage of net assets based on fair value as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024			December 31, 2023
	% of Total	% of Total	% of	% of Total	% of Total	% of
	Investments	Investments	Net Assets	Investments	Investments	Net Assets
	Based on	Based on	Based on	Based on	Based on	Based on
	Cost	Fair Value	Fair Value	Amortized Cost	Fair Value	Fair Value
Advertising	0.52%	0.52%	0.88%	0.86%	0.87%	1.47%
Aerospace & Defense	1.10%	1.10%	1.87%	1.75%	1.75%	2.98%
Air Freight & Logistics	1.54%	1.49%	2.51%	1.73%	1.67%	2.82%

	June 30, 2024			December 31, 2023
	% of Total	% of Total	% of	% of Total	% of Total	% of
	Investments	Investments	Net Assets	Investments	Investments	Net Assets
	Based on	Based on	Based on	Based on	Based on	Based on
	Cost	Fair Value	Fair Value	Amortized Cost	Fair Value	Fair Value
Alternative Carriers	0.53%	0.51%	0.86%	0.88%	0.88%	1.50%
Application Software	5.43%	5.46%	9.23%	4.49%	4.50%	7.62%
Asset Management & Custody Banks	5.07%	5.06%	8.57%	6.61%	6.62%	11.22%
Auto Parts & Equipment	2.45%	2.45%	4.15%	1.21%	1.22%	2.06%
Automobile Manufacturers	0.52%	0.53%	0.89%	0.88%	0.88%	1.49%
Building Products	1.23%	1.23%	2.07%	1.78%	1.79%	3.03%
Commodity Chemicals	0.52%	0.52%	0.89%	0.87%	0.87%	1.47%
Construction & Engineering	6.45%	6.47%	10.95%	3.44%	3.45%	5.84%
Construction Materials	0.65%	0.65%	1.10%	1.10%	1.10%	1.85%
Consumer Electronics	0.63%	0.63%	1.07%	0.00%	0.00%	0.00%
Data Processing & Outsourced Services	0.34%	0.35%	0.58%	0.49%	0.49%	0.82%
Distributors	0.46%	0.45%	0.77%	0.68%	0.68%	1.15%
Diversified Chemicals	1.25%	1.24%	2.09%	0.87%	0.87%	1.47%
Diversified Support Services	4.02%	3.99%	6.78%	5.26%	5.28%	8.95%
Education Services	0.63%	0.63%	1.07%	0.87%	0.87%	1.48%
Electric Utilities	0.63%	0.63%	1.06%	0.00%	0.00%	0.00%
Electrical Components & Equipment	0.56%	0.56%	0.95%	0.59%	0.59%	0.99%
Electronic Equipment & Instruments	1.04%	1.05%	1.78%	1.74%	1.74%	2.96%
Electronic Manufacturing Services	0.29%	0.29%	0.49%	0.00%	0.00%	0.00%
Environmental & Facilities Services	2.70%	2.70%	4.57%	0.55%	0.55%	0.93%
Food Distributors	1.19%	1.19%	2.01%	0.52%	0.52%	0.88%
Health Care Distributors	0.71%	0.71%	1.20%	0.76%	0.76%	1.29%
Health Care Equipment	2.77%	2.79%	4.72%	3.38%	3.38%	5.74%
Health Care Facilities	0.71%	0.71%	1.20%	0.55%	0.55%	0.93%
Health Care Services	9.80%	9.82%	16.61%	7.93%	7.94%	13.47%
Health Care Technology	0.49%	0.50%	0.84%	0.83%	0.84%	1.42%
Heavy Electrical Equipment	0.06%	0.06%	0.10%	0.10%	0.10%	0.17%
Highways & Railtracks	0.52%	0.52%	0.87%	1.75%	1.75%	2.97%
Hotels, Resorts & Cruise Lines	0.52%	0.53%	0.89%	0.87%	0.87%	1.48%
Household Appliances	0.90%	0.90%	1.52%	0.80%	0.81%	1.37%
Housewares & Specialties	0.47%	0.47%	0.80%	0.39%	0.38%	0.64%
Human Resource & Employment Services	1.35%	1.36%	2.29%	0.88%	0.88%	1.49%
Industrial Machinery	3.43%	3.43%	5.80%	3.30%	3.30%	5.61%
Insurance Brokers	2.92%	2.93%	4.95%	2.32%	2.33%	3.95%
Interactive Home Entertainment	0.17%	0.17%	0.29%	0.29%	0.29%	0.49%
Investment Banking & Brokerage	0.32%	0.32%	0.55%	0.00%	0.00%	0.00%
IT Consulting & Other Services	5.33%	5.35%	9.05%	5.49%	5.49%	9.31%
Leisure Facilities	1.53%	1.54%	2.60%	2.32%	2.33%	3.96%
Leisure Products	1.18%	1.17%	1.97%	1.99%	1.99%	3.38%
Life Sciences Tools & Services	1.29%	1.29%	2.18%	1.76%	1.76%	2.99%
Metal & Glass Containers	0.47%	0.47%	0.79%	0.00%	0.00%	0.00%
Movies & Entertainment	0.17%	0.17%	0.28%	0.00%	0.00%	0.00%
Office Services & Supplies	0.59%	0.59%	1.00%	0.88%	0.88%	1.49%
Oil & Gas Equipment & Services	0.50%	0.50%	0.85%	0.68%	0.68%	1.16%
Other Diversified Financial Services	0.89%	0.90%	1.52%	1.41%	1.41%	2.40%
Packaged Foods & Meats	3.18%	3.16%	5.35%	2.51%	2.51%	4.26%
Paper Packaging	1.13%	1.13%	1.92%	0.86%	0.86%	1.46%
Personal Products	1.88%	1.88%	3.18%	0.92%	0.92%	1.57%
Pharmaceuticals	1.12%	1.12%	1.89%	1.87%	1.87%	3.17%
Property & Casualty Insurance	0.00%	0.00%	0.00%	0.48%	0.48%	0.81%
Real Estate Development	0.21%	0.21%	0.36%	0.00%	0.00%	0.00%
Real Estate Operating Companies	0.74%	0.74%	1.25%	0.88%	0.88%	1.49%
Real Estate Services	0.62%	0.59%	0.99%	1.00%	0.94%	1.60%
Research & Consulting Services	4.86%	4.86%	8.21%	7.47%	7.47%	12.67%
Restaurants	0.54%	0.54%	0.91%	0.00%	0.00%	0.00%
Soft Drinks	0.52%	0.52%	0.88%	0.87%	0.87%	1.48%
Specialized Consumer Services	2.45%	2.44%	4.13%	2.83%	2.83%	4.80%
Specialty Chemicals	1.62%	1.62%	2.74%	0.82%	0.82%	1.39%
Specialty Stores	0.06%	0.06%	0.11%	0.00%	0.00%	0.00%
Systems Software	0.46%	0.46%	0.78%	0.00%	0.00%	0.00%
Technology Distributors	0.35%	0.35%	0.59%	0.58%	0.58%	0.99%
Trading Companies & Distributors	2.91%	2.91%	4.92%	3.06%	3.06%	5.20%
Trucking	0.51%	0.51%	0.87%	0.00%	0.00%	0.00%

Total	100.00%	100.00%	169.14%	100.00%	100.00%	169.58%

As of June 30, 2024, 99% of investments held were based in the United States within the following regions (based on fair value): Northeast 37%, Southeast 19%, Midwest 15%, Southwest 15% and West 13%. The remaining 1% of investments held was based in Jersey.
As of December 31, 2023, 94% of investments held were based in the United States within the following regions (based on fair value): Northeast 36%, Southeast 14%, Midwest 16%, Southwest 15% and West 13%. The remaining 6% of investments held was based in Cayman Islands 5% and Jersey 1%.
6. Fair Value Measurement
The following table summarizes the fair value of the Company’s investments as of June 30, 2024:

Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$—	$917,963,022	$917,963,022
Second Lien Senior Secured	—	—	4,462,150	4,462,150

Total assets	$—	$—	$922,425,172	$922,425,172

Investments with a fair value of $18,904,263 as of June 30, 2024 have been excluded from the fair value hierarchy leveling table as the fair value of the investments was measured at NAV using NAV as a practical expedient.
The following table summarizes the fair value of the Company’s investments as of December 31, 2023:

Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$—	$531,616,973	$531,616,973
Second Lien Senior Secured	—	—	4,493,852	4,493,852
CLO Warehouse	—	—	29,250,000	29,250,000

Total Liabilities	$—	$—	$565,360,825	$565,360,825

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the six months ended June 30, 2024:

	Beginning Balance at 12/31/2023	Net Purchases	Net Sales, Exits and Repayments	PIK	Accreted Discounts/ Amortized Premiums	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Balance 6/30/2024	Change in Unrealized Appreciation/ Depreciation for Level 3 Assets Still Held as of 6/30/2024
First Lien Senior Secured	$531,616,973	$445,748,438	$(61,458,465)	$505,392	$911,061	$775,794	$(136,171)	$—	$—	$917,963,022	$610,458
Second Lien Senior Secured	4,493,852	(4,165)	(23,454)	—	6,152	191	(10,426)	—	—	4,462,150	(34,796)
CLO Warehouse	29,250,000	—	(29,250,000)	—	—	—	—	—	—	—	—

Total	$565,360,825	$445,744,273	$(90,731,919)	$505,392	$917,213	$775,985	$(145,597)	$—	$—	$922,425,172	$575,662

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the period from April 3, 2023 (commencement of operations) to December 31, 2023:

	Beginning Balance at 4/3/2023	Net Purchases	Net Sales	PIK	Accreted Discounts/ Amortized Premiums	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Balance 12/31/2023	Change in Unrealized Appreciation/ Depreciation for Level 3 Assets Still Held as of 12/31/2023
First Lien Senior Secured	$—	$566,472,462	$(35,166,024)	$135,436	$610,448	$311,280	$(746,629)	$—	$—	$531,616,973	$(746,629)
Second Lien Senior Secured	—	4,621,260	(160,852)	—	7,624	1,450	24,370	—	—	4,493,852	24,370
CLO Warehouse	—	29,250,000	—	—	—	—	—	—	—	29,250,000	—

Total	$—	$600,343,722	$(35,326,876)	$135,436	$618,072	$312,730	$(722,259)	$—	$—	$565,360,825	$(722,259)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive
but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value as of June 30, 2024	Valuation Techniques	Unobservable Input	Range / Percentage	Weighted Average (1)	Impact to Valuation from Increase in Unobservable Input
First Lien Senior Secured Debt	$830,873,284	Yield Method	Market Yield Discount Spreads	3.29%-15.28%	6.34%	Decrease
First Lien Senior Secured Debt	87,089,738	Recent Transactions	Transaction Price	95.01-100.00	98.40	Increase
Second Lien Senior Secured	4,462,150	Yield Method	Market Yield Discount Spreads	6.06%-7.06%	6.56%	Decrease

Total Assets	$922,425,172

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range / Percentage	Weighted Average (1)	Impact to Valuation from Increase in Unobservable Input
First Lien Senior Secured Debt	$462,594,699	Yield Method	Market Yield Discount Spreads	3.34%-16.34%	6.68%	Decrease
First Lien Senior Secured Debt	69,022,274	Recent Transactions	Transaction Price	96.03-100.00	98.97	Increase
Second Lien Senior Secured	4,493,852	Yield Method	Market Yield Discount Spreads	6.15%-6.52%	6.33%	Decrease
CLO Warehouse	29,250,000	Cost plus excess spread	Excess spread	2.25%	Not applicable	Increase

Total Assets	$565,360,825

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
Debt Not Carried at Fair Value
As of June 30, 2024 and December 31, 2023, the principal value of the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility approximate fair value due to their variable rates and are included in Level 3 of the fair value hierarchy.
7. Income Taxes
The Company’s taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in the Company’s taxable income until they are realized. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, there were no temporary or permanent differences.
The Company’s taxable income is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of distributions declared for the periods indicated was as follows:

	For the three months ended June 30, 2024	For the Period from April 3, 2023 (commencement of operations) to June 30, 2023	For the six months ended June 30, 2024
Ordinary income	$14,030,156	$—	$24,807,641
Long-term capital gains	—	—	—
Tax return of capital	—	—	—

As of December 31, 2023, the Company’s last tax year end, the components of distributable earnings (accumulated loss) on a tax basis was as follows:

December 31, 2023
Undistributed ordinary income	$80,724
Other book/tax temporary differences	—
Capital loss carryforwards	—
Undistributable capital gains	—
Net realized gain (loss) from investments in securities of unaffiliated issuers	312,730
Net unrealized depreciation from investments in securities of unaffiliated issuers	(722,259)

Total distributable earnings (accumulated loss)	$(328,805)

The aggregate cost of investments for U.S. federal income tax purposes is not materially different than the cost of investments under U.S. GAAP.
8. Commitments & Contingencies
The Advisor had agreed to pay the Company’s organizational and Other Operating Expenses and, at the Advisor’s discretion, certain of the Company’s Specified Expenses under the Expense Limitation Agreement described above. The Company had no obligation to reimburse the Advisor for such advanced expenses until the time at which the Company received $100,000,000 in gross proceeds from the sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time all expenses of the Company paid by the Advisor will be subject to recoupment by the Advisor. The recoupment is limited to the amount of the Expense Cap under the Expense Limitation Agreement (each as defined in Note 3 in these consolidated financial statements), unless the recoupment payment relates to Specified Expenses. Under the Expense Limitation Agreement, the Advisor is permitted to recoup from the Company any such amounts for a period not to exceed three years from the month in which such fees and expenses were paid. As of June 30, 2024 and December 31, 2023, the Company had $2,232,236 and $2,372,090, respectively, in expenses subject to recoupment by the Advisor.
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
The Company’s investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments and limited partnership interests, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements and subscription agreements, respectively. Unfunded commitments on debt investments are presented on the consolidated schedule
s
of investments at fair value. Unrealized appreciation or depreciation, if any, is included in the consolidated statement of assets and liabilities and the change in unrealized appreciation or depreciation, if any, is included in net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers in the consolidated statement of operations.
As of June 30, 2024 and December 31, 2023, the Company had the following outstanding commitments to investments:

Investments	June 30, 2024	December 31, 2023
3 Step Sports LLC Delayed Draw Term Loan	$456,482	$456,073
Accent Building Materials Holdings LLC Term B Delayed Term Loan	438,585	653,571
Accordion Partners LLC Revolving Loan	145,591	291,182
Accordion Partners LLC Third Amendment Delayed Draw Term Loan	349	297,006
ACP Avenu Buyer, LLC Delayed TL	395,536	—
ACP Avenu Buyer, LLC Revolving Credit	235,045	—
ACP Falcon Buyer, Inc. Revolving Loan	333,333	—
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	234,711	—
AI Fire Buyer, Inc. Delayed Draw Term Loan	222,906	312,894
Alera Group, Inc. Delayed Draw Term Loan	557,157	665,925

Investments	June 30, 2024	December 31, 2023
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	$261,702	$1,021,277
Ambient Enterprises Holdco LLC Revolving Loan	893,617	893,617
Any Hour LLC Delayed Term Loan	2,077,922	—
Any Hour LLC Revolving Credit	903,896	—
APD VOR Debt, LP	2,483,677	—
Apex Service Partners, LLC Delayed Draw Term Loan	114,375	855,366
Apex Service Partners, LLC Revolving Loan	167,243	278,067
Aptean Acquiror Inc. Delayed Draw Term Loan	810,041	—
Aptean Acquiror Inc. Revolving Credit	436,880	—
Arctic Holdco, LLC Initial Revolving Loan	154,482	—
Arcticom Group Delayed Draw Term Loan	5,144	5,145
Artivion, Inc. Delayed Draw Term Loan	557,604	—
Associations, Inc. Revolving Loan	434,018	—
Associations, Inc. Special Purpose Delayed Draw Term Loan	541,654	—
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	1,262,187	1,629,243
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	1,142,132	—
AXIS PORTABLE AIR LLC Fifth Amendment Delayed Draw Term Loan	—	2,259,036
Bamboo US BidCo LLC Initial Delayed Draw Term Loan	87,270	100,343
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	7,000,000	—
Best Roofing Services LLC Revolving Loan	895,522	—
BNI Global, LLC Revolving Credit Loan	267,147	—
Castlelake Consumer Receivables Opportunity III, L.P. Fund	4,083,098	—
Centex Acquisition, LLC Revolving Loan	1,014,816	—
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	6,730,769	—
Cerity Partners Equity Holding LLC Initial Revolving Loan	1,062,599	—
Chef Merito, LLC Delayed Draw Term Loan C	340,515	—
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	2,815,580	—
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	—	269,486
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	857,948	937,375
Community Care Partners, LLC Delayed Draw Term B Loan	297,901	297,901
Costanzo’s Bakery, LLC Delayed Term Loan	363,263	—
Crash Champions Intermediate, LLC Revolving Credit Loan	—	264,767
CVAUSA Management, LLC Primary Delayed Draw Term Loan	712,428	712,428
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	298,226	298,226
CVAUSA Management, LLC Term Loan	4,975	—
Danforth Global, Inc. Delayed Term Loan	540,400	—
Danforth Global, Inc. Third Amendment Additional Term Loan	480,000	—
Demakes Borrower, LLC Delayed Draw Term Loan	97,905	—
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	5,996,800	—
Discovery SL Management, LLC Delayed Draw Term Loan B	1,215,000	—
Discovery SL Management, LLC Revolving Credit Loan	243,000	—
DOXA Insurance Holdings LLC Delayed Draw Term Loan	96,891	—
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	118,027	118,027
Enverus Holdings, Inc. Revolving Loan	405,405	405,405
Enverus Holdings, Inc.Delayed Draw Term Loan	266,409	266,409
ETE Intermediate II LLC Revolving Loan	62,857	235,714
Ethos Risk Services, LLC Delayed Draw Term C Loan	2,666,667	—
EVDR Purchaser, Inc. Delayed Draw Term Loan	1,372,549	—
EVDR Purchaser, Inc. Revolving Credit Loan	727,451	—
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	333,333	1,666,667
Excel Fitness Holdings, Inc. Delayed Term Loan	2,359,418	—
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	380,895	380,895
Fidelity Evergreen Private Credit Fund LP	12,962,963	—
Five Star Buyer, Inc. Delayed Draw Term Loan	—	237,838
FMG Suite Holdings, LLC Revolving Credit	437,254	290,774
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	2,305,837	—
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,947,369	—
G-A-I Consultants, Inc. Revolving Loan	426,316	—
Galway Borrower LLC Third Amendment Delayed Draw Term Loan	1,000,000	—
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	1,904,762	—
Gen4 Dental Partners OPCO, LLC Revolving Loan	380,952	—
GS Acquisitionco, Inc. Revolving Loan	1,037,234	—
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	4,531,915	—
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78,263	78,263
Hanger, Inc. Incremental Delayed Draw Term Loan	—	619,787
HEC Purchaser Corp. Revolving Loan	703,125	—
HEC Purchaser Corp. Term Loan A	—	—
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	710,680	—

Investments	June 30, 2024	December 31, 2023
HEF Safety Ultimate Holdings, LLC Initial Term Loan	$—	$—
High Street Buyer, Inc. 2024 Delayed Draw Term Loan	999,819	—
Hills Distribution, Inc. Delayed Draw Term Loan	1,040,029	114,103
Hobbs & Associates, LLC Third Amendment Delayed Draw Term Loan	1,048,312	—
Houseworks Holdings, LLC Delayed Draw Term Loan	2,500,000	2,500,000
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	2,554,134	—
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	483,795	—
Inventus Power, Inc. Revolving Loan	355,932	355,932
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	278,400	—
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	800,043	—
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	—	1,000,000
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	427,586	—
KL Moon Acquisition, LLC Delayed Draw Term Loan	252,268	—
Legitscript LLC Delayed Draw Loan	—	948,706
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562,030	562,030
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	1,083,996	1,274,699
Lighthouse Technologies Holding Corp. Revolving Loan	815,899	815,899
Loving Tan Intermediate II Inc. Revolving Loan	140,000	140,000
ManTech International Corporation Delayed Draw Term Loan	614,940	614,940
MB2 Dental Solutions, LLC Revolving Commitment	232,935	—
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	1,493,174	—
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	895,904	—
Medical Device Inc. Revolving Loan	551,739	551,739
Medical Technology Solutions, LLC Delayed Draw C Term Loan	—	126,557
Medical Technology Solutions, LLC Delayed Draw D Term Loan	316,392	316,392
Medina Health, LLC Revolving Loan	393,258	—
Medrina, LLC Initial Delayed Draw Term Loan Facility	744,681	744,681
Medrina, LLC Revolving Facility	531,915	531,915
MKD Electric, LLC Revolving Loan	863,724	—
Modigent, LLC Delayed Term Loan	275,244	403,288
Neptune Flood Incorporated Revolving Loan	—	154,000
NORA Acquisition, LLC Revolving Credit	388,889	—
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	661,999	—
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	220,386	220,386
Opta Inc. 2024 Incremental Delayed Term Loan	1,750,000	—
OSR Opco LLC Delayed Draw Term Loan	1,066,667	—
OSR Opco LLC Revolving Loan	1,600,000	—
Pacific Purchaser, LLC Delayed Draw Term Loan	352,113	—
Pacific Purchaser, LLC Revolving Loan	176,056	—
PDI TA Holdings, Inc. Delayed Draw Term Loan	1,212,960	—
PDI TA Holdings, Inc. Revolving Credit	560,000	—
Penncomp, LLC Delayed Draw Term Loan A	1,930,159	2,412,699
Peter C. Foy & Associates Insurance Services, LLC Delayed Draw Term Loan D	—	2,500,000
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	4,591,125	—
Petra Borrower, LLC Delayed Draw Term Loan	1,250,000	1,250,000
Petra Borrower, LLC Revolving Loan	250,000	500,000
Phoenix YW Buyer, Inc. Revolving Credit Loan	1,136,364	—
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	3,225,000	—
PracticeTek Purchaser, LLC Delayed Draw Term Loan	587,190	615,574
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	1,980,000	—
Refocus Management Services, LLC Delayed Draw Term B Loan	—	666,667
RoC Holdco LLC Revolving Credit Loan	732,000	—
RPM Purchaser, Inc. Delayed Draw Term Loan B	517,857	1,071,429
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	—	352,000
Rural Sourcing Holdings, Inc. Revolving Loan	264,000	264,000
SageSure Holdings, LLC Delayed Draw Term Loan	1,041,212	1,041,211
Saldon Holdings, Inc. Initial DDTL Loan	126,942	—
Salt Dental Collective, LLC Delayed Draw Term Loan	—	2,500,000
SDG Mgmt Company, LLC Delayed Draw Term Loan	264,419	—
Signature Brands, LLC Term Loan	518,015	531,357
Sonny’s Enterprises, LLC Delayed Draw Term Loan	336,000	516,000
Spark Purchaser, Inc. Revolving Credit	808,655	—
Superjet Buyer, LLC Delayed Draw Term Loan	5,038,333	—
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	430,010	430,010
TCP Hawker Intermediate LLC Delayed Draw Term Loan	79,755	221,541
Thames Technology Holdings, Inc. Delayed Draw Term Loan	788,644	788,643
Thames Technology Holdings, Inc. Revolving Loan	788,644	788,643
Track Branson Opco, LLC, The Revolving Loan	237,838	237,838

Investments	June 30, 2024	December 31, 2023
Transgo, LLC Revolving Loan	$605,000	$—
Trench Plate Rental Co. Revolving Loan	151,724	372,414
Truck-Lite Co., LLC Delayed Draw Term Loan	622,222	—
Truck-Lite Co., LLC Initial Revolving Credit Loan	601,481	—
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	2,500,000	—
TVG Shelby Buyer, Inc. Revolving Credit Loan	250,000	—
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	1,193,064	1,348,661
Upstack Holdco Inc. Delayed Draw Term Loan	—	177,087
Valkyrie Buyer, LLC Delayed Draw Term Loan A	561,404	—
Valkyrie Buyer, LLC Delayed Draw Term Loan B	748,538	—
Valkyrie Buyer, LLC Delayed Draw Term Loan C	1,824,562	—
Valkyrie Buyer, LLC Revolving Credit Loan	11,696	—
Vertex Service Partners, LLC Delayed Draw Term Loan	1,023,402	2,733,746
Vertex Service Partners, LLC Revolving Facility	348,837	406,977
Vital Care Buyer, LLC Revolving Loan (2024)	744,186	—
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	438,421	510,667
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	1,286,667	—
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	626,736	119,975
Worldwide Insurance Network, LLC DDTL	1,994,318
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	27,336	195,254

Total unfunded commitments	$160,614,978	$50,726,367

9. Net Assets
Share Issuances
The following table summarizes total Shares issued, related amounts and offering price for the share issuances during the six months ended June 30, 2024:

Share Issuance Date	Shares Issued	Amount	Offering Price
January 1	1,166,604	$30,032,356	$25.74
February 1	809,925	21,040,000	25.98
March 1	1,653,938	43,355,000	26.21
April 1	1,873,293	48,379,227	25.83
May 1	559,944	14,582,399	26.04
June 1	2,570,861	67,500,000	26.26

Total capital contributions	8,634,565	$224,888,982

The following table summarizes total Shares issued, related amounts and offering price for the share issuances for the period from April 3, 2023 (commencement of operations) to June 30, 2023:

Share Issuance Date	Shares Issued	Amount	Offering Price
April 3	741,800	$18,545,000	25.00
May 1	2,094,666	52,755,000	25.19
June 1	39,235	1,000,000	25.49

Total capital contributions	2,875,701	$72,300,000

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
On May 7, 2024, the Board declared a distribution on the Shares payable on July 31, 2024 to shareholders of record as of the close of business on June 28, 2024 (the “Q2 2024 Distribution”). The amount of the Q2 2024 Distribution equaled $0.65 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 283,784 Shares were issued on April 1, 2024 in connection with the Company’s DRIP for the Q1 2024 Distribution.

The following table identifies distributions declared for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 14, 2024	March 29, 2024	April 30, 2024	$0.65	$10,777,485
May 7, 2024	June 28, 2024	July 31, 2024	0.65	14,030,149
The Company did not declare or pay a distribution during the period from April 3, 2023 (commencement of operations) to June 30,
2023.
During the three and six months ended June 30, 2024, the Company issued 283,784 and 542,971 Shares, respectively, in connection with the DRIP for an aggregate amount of $7,328,728 and $14,001,084, respectively. During the period from April 3, 2023 (commencement of operations) to June 30, 2023, there were no Shares issued in connection with the Company’s DRIP.
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
On February 1, 2024, the Company offered to purchase up to 647,514 shares of its Shares at a purchase price equal to the NAV per Share as of

March 31
, 2024 (the “February 2024 Tender Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the February 2024 Tender Offer. The February 2024 Tender Offer expired on February 29, 2024 and no Shares were tendered by the shareholders in connection with the February 2024 Tender Offer.
On May 1, 2024, the Company offered to purchase up to 829,037 shares of its Shares at a purchase price equal to the NAV per Share as of June 30, 2024 (the “May 2024 Tender Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the May 2024 Tender Offer. The May 2024 Tender Offer expired on May 29, 2024 and 64,340 Shares were validly

tendered by the shareholders
in connection with the May 2024 Tender Offer. On July 26, 2024, the Company determined that, as of June 30, 2024, the NAV per Share was $25.86 per Share. Based on such NAV per Share, the aggregate purchase price for the Shares accepted for purchase by the Company equals approximately $1,663,889, which amount will be promptly paid by the Company in the May 2024 Tender Offer equaled $1,663,889.
During the six months ended June 30, 2024, the Company repurchased 64,340 Shares pursuant to its discretionary share repurchase program.

The following table summarizes the capital activity during the three and six months ended June 30, 2024:

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
Shares outstanding as of March 31, 2024	16,580,747	Shares outstanding as of December 31, 2023	12,950,280
Shares issued in private offerings	4,720,314	Shares issued in private offerings	8,091,594
Shares issued in connection with DRIP	283,784	Shares issued in connection with DRIP	542,971
Shares repurchased	(64,340)	Shares repurchased	(64,340)

Shares outstanding as of June 30, 2024	21,520,505	Shares outstanding as of June 30, 2024	21,520,505

10. Financial Highlights

	For the Six Months Ended June 30, 2024	For the Period from April 3, 2023 (commencement of operations) to June 30, 2023
Per share data:
Net asset value, beginning of period	$25.74	$25.00
Net investment income (loss) (1)	1.39	0.83
Realized and unrealized gain (loss) on investment transactions (2)	0.03	—
Impact of issuance of shares (2)	—	(0.06)

Total from operations	1.42	0.77
Distributions from net investment income	(1.26)	—
Distributions from net realized capital gains/losses	(0.04)	—

Total increase (decrease) in net assets	0.12	0.77

Net asset value, end of period	$25.86	$25.77

Shares outstanding, end of period	21,520,505	2,876,101
Total return (3)	5.58%	3.10%
Ratios / supplemental data
Ratio of gross expenses to average net assets (4)(5)(6)(8) (9)	5.34%	6.47%
Ratio of net expenses to average net assets (4)(5)(7)(8) (9)	5.37%	3.15%
Ratio of net investment income (loss) to average net assets (4)(5) (9)	5.55%	3.29%
Net assets, end of period	$556,546,505	$74,127,825
Weighted average shares outstanding	17,445,626	2,183,311
Portfolio turnover rate (10)	11.33%	10.70%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.

(2)	Includes balancing amounts necessary to reconcile the change in NAV per share for the period.

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

(7)
Ratio of net expenses to average net assets is computed using total expenses, including the effects of expense support payments (recoupments), which represented (0.03)% on average net assets for the six month period ended June 30, 2024.

(8)
Ratio of gross expenses to average net assets and ratio of net expenses to average net assets are inclusive of the income incentive fee and capital gains-based incentive fee. The income incentive fee ratio and capital gains-based incentive fee are 0.45% and 0.00%, respectively, for the six month period ended June 30, 2024.

(9)	Ratios do not reflect the proportionate share of income and expenses of the underlying private equity funds in which the Company invests.
(10)
Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the monthly average of the investments at fair value for the period reported and has not been annualized. Such monthly average is calculated by totaling the values of the portfolio securities as of the beginning and end of the first month of the particular period and as of the end of each of the succeeding months.

11. Subsequent Events
The Company’s management has evaluated events subsequent to June 30, 2024 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.
As of July 1, 2024, the Company sold 2,520,973 Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $65.2 million
.
On August 1, 2024, the Company offered to purchase up to 1,079,243 Shares at a purchase price equal to the NAV per Share as of September 30, 2024 (the “August 2024 Tender Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the August 2024 Tender Offer. The August 2024 Tender Offer is set to expire on August 30, 2024.
On August 8, 2024, the Board declared a distribution on the Shares equal to an aggregate amount up to the (i) Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended September 30, 2024 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q3 2024 Distribution”). The Q3 2024 Distribution is payable on October 31, 2024 to shareholders of record as of the close of business on September 30, 2024. The final amount of the Q3 2024 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q3 2024 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.
The Company received approximately $26.4 million of subscriptions effective August 1, 2024 in connection with its monthly closing for the Private Offering.

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

The forward-looking statements in this Report relate to future events or the Company’s future performance or financial condition, are not guarantees, and involve numerous risks and uncertainties. Some of these risks and uncertainties are beyond our control and difficult to predict and could cause actual events or results to differ materially from those expressed or forecasted in the forward-looking statements, including, but not limited to, those described in “Risk Factors” in Part II, Item 1A of this Report, in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and the below items:

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

The Initial Closing of the Private Offering occurred on April 3, 2023, in connection with which we sold 741,800 Shares in exchange for gross proceeds of $18.5 million. We used the proceeds from the Initial Closing, along with borrowings under the MassMutual SPV I Facility, to purchase the Initial Portfolio on April 3, 2023, shortly prior to our election to be regulated as a BDC. As of June 30, 2024, we had sold an aggregate of 15,530,027 Shares in the Private Offering for total consideration of approximately $401.1 million. As of December 31, 2023, we had sold an aggregate of 12,701,718 Shares in the Private Offering for total consideration of approximately $327.3 million. These figures do not include any Shares issued in connection with the DRIP.

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

Portfolio and Investment Activity

As of June 30, 2024, the Company had 424 investments in 235 portfolio companies across 65 industries. Based on fair value as of June 30, 2024, 100% of the Company’s debt portfolio was invested in debt bearing a floating interest rate. The weighted average interest rate across the Company’s portfolio investments was approximately 11.3% as of June 30, 2024.

As of December 31, 2023, the Company had 231 investments in 150 portfolio companies across 55 industries. Based on fair value as of December 31, 2023, 100% of the Company’s debt portfolio was invested in debt bearing a floating interest rate. The weighted average interest rate across the Company’s portfolio investments was approximately 11.1% as of December 31, 2023.

As of June 30, 2024, the Company’s portfolio median EBITDA was $53.4 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

As of June 30, 2024, the Company’s median loan-to-value (“LTV”) was 42.0%. LTV is calculated as net debt through each respective investment tranche in which the Company holds an investment divided by value of underlying collateral of the portfolio company.

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

As of June 30, 2024 and December 31, 2023, our investment portfolio had no investments on non-accrual status.

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

Consolidated Results of Operations

The Company was formed on September 26, 2022 and commenced investment operations on April 3, 2023. The following tables represent our operating results for the periods indicated:

	Three Months Ended June 30, 2024	For the Period from April 3, 2023 (commencement of operations) to June 30, 2023	Six Months Ended June 30, 2024
Total investment income	$26,140,355	$3,546,896	$47,653,249
Less: Net expenses	(12,265,045)	(1,733,766)	(23,431,524)

Net investment income (loss)	13,875,310	1,813,130	24,221,725

Net realized gain (loss)	455,631	4,695	775,985
Net change in unrealized depreciation	(758,760)	—	(252,787)

Net increase (decrease) in Net Assets resulting from operations	$13,572,181	$1,817,825	$24,744,923

Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

	Three Months Ended June 30, 2024	For the Period from April 3, 2023 (commencement of operations) to June 30, 2023	Six Months Ended June 30, 2024
Investment income:
Interest income	$25,998,128	$3,546,896	$47,390,907
Payment-in-kind	142,227	—	262,342

Total Investment Income	$26,140,355	$3,546,896	$47,653,249

For the six months ended June 30, 2024, total investment income was driven by the Company’s deployment of capital and increasing invested balance of investments. The size of the Company’s investment portfolio at fair value was $941.3 million as of June 30, 2024 and, as of such date, all of the Company’s debt investments were income-producing.

For the period from April 3, 2023 (commencement of operations) to June 30, 2023, total investment income was driven by the Company’s deployment of capital and increasing invested balance of investments. The size of the Company’s investment portfolio at fair value was $193.1 million as of June 30, 2023 and, as of such date, all of the Company’s debt investments were income-producing.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2024 and December 31, 2023, all of the Company’s debt investments were performing and current on their interest payments.

Expenses

Expenses were as follows for the periods indicated:

	Three Months Ended September 30, 2023	For the Period from April 3, 2023 (commencement of operations) to June 30, 2023	Six Months Ended June 30, 2024
Expenses
Interest expense	$8,200,297	$1,603,075	$15,731,759
Management fee	1,277,204	130,692	2,260,393
Income incentive fee	1,122,558	135,985	1,960,084
Capital gains-based incentive fee	(22,305)	—	12,893
Organizational costs	—	1,296,462	—
Professional fees	391,568	—	729,148
Administration fee	385,420	40,824	681,874
Legal fees	140,746	—	808,484
Directors’ fees	50,000	50,000	100,000
Custody fees	22,566	—	51,220
Other expenses	532,780	303,433	955,815

Total expenses	$12,100,834	$3,560,471	$23,291,670

Less expense (recoupment)support payments (to)by the Advisor	(164,211)	1,560,028	(139,854)
Waiver for management and incentive fees	—	266,677	—

Net expenses	$12,265,045	$1,733,766	$23,431,524

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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2024, the Company did not incur any excise tax.

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

The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions during the three and six months ended June 30, 2024.

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

Cash Flows

As of June 30, 2024 we had $18.7 million in cash and cash equivalents and restricted cash and restricted cash equivalents. During the six months ended June 30, 2024, we used $(347.2) million in cash for operating activities, primarily as a result of funding of portfolio investments of $(456.9) million, partially offset by repayment of portfolio investments of $90.7 million, and other operating activities of $19.0 million. Cash provided by financing activities was $346.3 million during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $210.2 million and borrowings of $411.5 million under our financing arrangements, partially offset by distributions paid of $(5.2) million and repayments of borrowings of $(270.0) million.

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

Under the provisions of the 1940 Act, following approval from our initial shareholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, which approval became effective on January 21, 2023, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any shares of preferred stock that we may issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. As of June 30, 2024 and December 31, 2023, our asset coverage ratio, as defined under the 1940 Act, was 238.2% and 231.2%, respectively.

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

As of June 30, 2024 and December 31, 2023, the Company had outstanding borrowings of $397,670,535 and $248,370,535, respectively. The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

MassMutual SPV I Facility

On April 3, 2023, in connection with the acquisition of the Initial Portfolio, the Company, through SPV Facility I as borrower, entered into a Loan and Security Agreement (the “MassMutual SPV I Facility”) with Massachusetts Mutual Life Insurance Company (“MassMutual”), as the administrative agent and facility servicer, and the lenders party thereto from time to time.

Under the MassMutual SPV I Facility, the lenders made initial commitments of $200,000,000. On September 26, 2023, SPV Facility I and MassMutual amended the MassMutual SPV I Facility (the “MassMutual First Amendment”). The MassMutual First Amendment, among other things, increased the aggregate commitments by the lenders to $250,000,000. Borrowings under the MassMutual SPV I Facility will generally bear interest at a rate per annum equal to 3-Month Term SOFR plus a margin of 3.25%, with a 1.0% floor on Term SOFR. The MassMutual SPV I Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility I and a pledge over 100% of the Company’s equity interest in SPV Facility I. The MassMutual SPV I Facility requires payment of (a) a non-use fee during the 18-month availability period of 0.40% on the difference between the average daily outstanding balance under the facility relative to the maximum amount of commitments at such time, and (b) after the 18-month availability period until the stated maturity date, a utilization fee equal to the positive difference, if any, in respect of any period between (i) the amount of interest that would have accrued under the MassMutual SPV I Facility if the principal outstanding thereunder were equal to 75% of the maximum commitment amount in that period, and (ii) the amount of interest that actually accrued under the MassMutual SPV I Facility for such period on the loans advanced thereunder. The Advisor paid, on the Company’s behalf, a customary upfront 1.25% commitment fee in connection with the MassMutual SPV I Facility, which amount was subject to reimbursement by the Company under the Amended Expense Limitation Agreement.

The MassMutual SPV I Facility matures on March 31, 2033, unless sooner terminated in accordance with its terms.

As of June 30, 2024 and December 31, 2023, the Company had an outstanding principal balance under the MassMutual SPV I Facility of $134,000,000 and $154,500,000, respectively. For the three and six months ended June 30, 2024, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.60% and 8.61%, respectively. For the period from April 3, 2023 (commencement of operations) to June 30, 2023, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.50%. For the three and six months ended June 30, 2024, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility were $139,164,835 and $147,340,659, respectively. For the period from April 3, 2023 (commencement of operations) to June 30, 2023, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility was $22,283,708.

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

As of June 30, 2024 and December 31, 2023, the Company had an outstanding principal balance under the BMO SPV II Credit Facility of $100,670,535 and $93,870,535, respectively, in connection with investments purchased through participation agreements from BMO. For the three and six months ended June 30, 2024, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.81% and 7.82%, respectively. For the period from April 3, 2023 (commencement of operations) to June 30, 2023, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.55%. For the three and six months ended June 30, 2024, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $101,527,678 and $98,714,491, respectively. For the period from April 3, 2023 (commencement of operations) to June 30, 2023, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility was $77,137,728.

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

Borrowings under the Wells Fargo SPV III Credit Facility will generally bear interest at a rate per annum equal to Daily Simple SOFR plus a margin of 2.65%, with a 0.0% floor on Daily Simple SOFR. Amounts available for borrowing under the Wells Fargo SPV III Credit Facility are subject to a borrowing base that applies different advance rates to different types of assets held by SPV Facility III and are subject to limitations with respect to the loans securing the Wells Fargo SPV III Credit Facility, which may affect the borrowing base and therefore amounts available to borrow under the Wells Fargo SPV III Credit Facility. The Wells Fargo SPV III Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility III and a pledge over 100% of the Company’s equity interest in SPV Facility III.

In connection with the Wells Fargo SPV III Credit Facility, SPV Facility III is required to pay a non-use fee equal to, during the first six months of the availability period, 0.50% multiplied by the unutilized portion of the total commitments available under the Wells Fargo SPV III Credit Facility. After the first six months of the availability period, SPV Facility III is subject to a non-usage fee of 0.5% on any undrawn amount that is less than or equal to 35% of the total commitments, as well as a non-usage fee of 2% of the difference between 65% of the total commitments available and the effective drawn amount in the event that SPV Facility III draws on less than 65% of total commitments available under the Wells Fargo SPV III Credit Facility.

The reinvestment period end date (after which no borrowings may be drawn under the Wells Fargo SPV III Credit Facility) and the maturity date under the Wells Fargo SPV III Credit Facility are scheduled for December 1, 2026 and December 1, 2028, respectively, unless the Wells Fargo Loan and Security Agreement is sooner terminated in accordance with its terms.

As of June 30, 2024, the Company had an outstanding principal balance under the Wells Fargo SPV III Credit Facility of $163,000,000. As of December 31, 2023, the Company had no outstanding principal balance under the Wells Fargo SPV III Credit Facility. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company had no borrowing activity under the Wells Fargo SPV III Credit Facility. For the three and six months ended June 30, 2024, the Company’s borrowings under the Wells Fargo SPV III Credit Facility bore interest at a weighted average interest rate of 7.97%. For the three and six months ended June 30, 2024, the daily average amount of outstanding borrowings under the Wells Fargo SPV III Credit Facility was $130,681,319 and $103,016,667, respectively.

For the six months ended June 30, 2024, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility (the “Lines of Credit”) amounted to 8.32%. The Company’s aggregate daily average amount of borrowings under the Lines of Credit for the six months ended June 30, 2024 amounted to $347,939,766.

Effective April 19, 2024, the Company, through its subsidiary SPV Facility IV, may from time-to-time purchase or originate loans and sell a participation in all or a portion of such loans to Macquarie Bank Limited and its affiliates, and concurrently with entering in to such participation arrangement, agree to repurchase, or otherwise pay for the termination of, such participation arrangement. The Company and SPV Facility IV may collectively have obligations to repurchase assets arising from such transactions that collectively have an aggregate principal amount at any one time outstanding of up to $150,000,000. In connection therewith, for repurchase transactions entered into by the Company, certain affiliates of Atalaya Capital Management LP will guarantee such repurchase transactions in an aggregate principal amount at any time outstanding not to exceed $100,000,000 subject to certain terms and conditions. For the three months ended June 30, 2024, the Company had no borrowing activity with Macquarie Bank Limited.

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

On May 7, 2024, the Board declared a distribution on the Shares payable on July 31, 2024 to shareholders of record as of the close of business on June 28, 2024 (the “Q2 2024 Distribution”). The amount of the Q2 2024 Distribution equaled $0.65 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 283,784 Shares were issued on April 1, 2024 in connection with the Company’s DRIP for the Q1 2024 Distribution.

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

During the six months ended June 30, 2024, we repurchased 64,340 Shares pursuant to our discretionary share repurchase program. See “Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” in Part II of this Report for more information.

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

As of June 30, 2024 and December 31, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 169.1% and 169.6%, respectively, of our total net assets.

Contractual Obligations and Off-Balance Sheet Arrangements

We have entered into certain contracts under which we may have material future commitments. We have entered into each of the Advisory Agreement and the Administration Agreement with the Advisor to provide us with investment advisory services and administrative services. Payments for investment advisory services under the Advisory Agreement and payment of the Administration Fee under the Administration Agreement are described in “Note 3. Related Party Transactions” in “Item 1. Unaudited Consolidated Financial Statements”.

Under the Sub-Advisory Agreement, the Advisor has engaged SGEAIL to provide certain ongoing, non-discretionary investment advice and services to the Advisor in regard to the Advisor’s management of the Company, in exchange for which the Sub-Advisor will receive from the Advisor 20% of the Base Management Fee and Incentive Fee payable to the Advisor by the Company.

In addition, we have entered into the Amended Expense Limitation Agreement with the Advisor which was most recently extended in March 2024 for an additional one-year term, ending on April 3, 2025, and which may be extended for additional one-year periods on an annual basis. Under the Amended Expense Limitation Agreement, any Expense Payments will be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the Expense Cap. See “Note 3. Related Party Transactions” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information. As of June 30, 2024 and December 31, 2023, the Company had $2,232,236 and $2,372,090, respectively, in expenses subject to recoupment by the Advisor. Recoupment must occur within three years from the end of the month in which such fees and expenses were waived, reimbursed or paid by the Advisor.

If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we receive under the Advisory Agreement, the Sub-Advisory Agreement and the Administration Agreement.

Off-Balance Sheet Arrangement

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in our balance sheet. Our investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments and limited partnership interests, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements and subscription agreements, respectively. Unfunded commitments on debt investments are presented on our consolidated schedule of investments at fair value. Unrealized appreciation or depreciation, if any, is included in our consolidated statement of assets and liabilities and consolidated statement of operations.

As of June 30, 2024 and December 31, 2023, we had the following outstanding commitments to fund investments. As of June 30, 2024 and December 31, 2023, we believe we have adequate financial resources to satisfy such commitments.

Investments	June 30, 2024	December 31, 2023
3 Step Sports LLC Delayed Draw Term Loan	$456,482	$456,073
Accent Building Materials Holdings LLC Term B Delayed Term Loan	438,585	653,571
Accordion Partners LLC Revolving Loan	145,591	291,182
Accordion Partners LLC Third Amendment Delayed Draw Term Loan	349	297,006
ACP Avenu Buyer, LLC Delayed TL	395,536	—
ACP Avenu Buyer, LLC Revolving Credit	235,045	—
ACP Falcon Buyer, Inc. Revolving Loan	333,333	—
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	234,711	—
AI Fire Buyer, Inc. Delayed Draw Term Loan	222,906	312,894
Alera Group, Inc. Delayed Draw Term Loan	557,157	665,925
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	261,702	1,021,277
Ambient Enterprises Holdco LLC Revolving Loan	893,617	893,617
Any Hour LLC Delayed Term Loan	2,077,922	—
Any Hour LLC Revolving Credit	903,896	—
APD VOR Debt, LP	2,483,677	—
Apex Service Partners, LLC Delayed Draw Term Loan	114,375	855,366
Apex Service Partners, LLC Revolving Loan	167,243	278,067
Aptean Acquiror Inc. Delayed Draw Term Loan	810,041	—
Aptean Acquiror Inc. Revolving Credit	436,880	—
Arctic Holdco, LLC Initial Revolving Loan	154,482	—
Arcticom Group Delayed Draw Term Loan	5,144	5,145
Artivion, Inc. Delayed Draw Term Loan	557,604	—
Associations, Inc. Revolving Loan	434,018	—
Associations, Inc. Special Purpose Delayed Draw Term Loan	541,654	—
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	1,262,187	1,629,243
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	1,142,132	—
AXIS PORTABLE AIR LLC Fifth Amendment Delayed Draw Term Loan	—	2,259,036
Bamboo US BidCo LLC Initial Delayed Draw Term Loan	87,270	100,343
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	7,000,000	—
Best Roofing Services LLC Revolving Loan	895,522	—
BNI Global, LLC Revolving Credit Loan	267,147	—
Castlelake Consumer Receivables Opportunity III, L.P. Fund	4,083,098	—
Centex Acquisition, LLC Revolving Loan	1,014,816	—
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	6,730,769	—
Cerity Partners Equity Holding LLC Initial Revolving Loan	1,062,599	—
Chef Merito, LLC Delayed Draw Term Loan C	340,515	—
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	2,815,580	—
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	—	269,486
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	857,948	937,375
Community Care Partners, LLC Delayed Draw Term B Loan	297,901	297,901
Costanzo’s Bakery, LLC Delayed Term Loan	363,263	—
Crash Champions Intermediate, LLC Revolving Credit Loan	—	264,767
CVAUSA Management, LLC Primary Delayed Draw Term Loan	712,428	712,428
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	298,226	298,226
CVAUSA Management, LLC Term Loan	4,975	—
Danforth Global, Inc. Delayed Term Loan	540,400	—
Danforth Global, Inc. Third Amendment Additional Term Loan	480,000	—
Demakes Borrower, LLC Delayed Draw Term Loan	97,905	—
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	5,996,800	—
Discovery SL Management, LLC Delayed Draw Term Loan B	1,215,000	—
Discovery SL Management, LLC Revolving Credit Loan	243,000	—
DOXA Insurance Holdings LLC Delayed Draw Term Loan	96,891	—
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	118,027	118,027
Enverus Holdings, Inc. Revolving Loan	405,405	405,405
Enverus Holdings, Inc.Delayed Draw Term Loan	266,409	266,409
ETE Intermediate II LLC Revolving Loan	62,857	235,714
Ethos Risk Services, LLC Delayed Draw Term C Loan	2,666,667	—
EVDR Purchaser, Inc. Delayed Draw Term Loan	1,372,549	—
EVDR Purchaser, Inc. Revolving Credit Loan	727,451	—
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	333,333	1,666,667
Excel Fitness Holdings, Inc. Delayed Term Loan	2,359,418	—
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	380,895	380,895
Fidelity Evergreen Private Credit Fund LP	12,962,963	—
Five Star Buyer, Inc. Delayed Draw Term Loan	—	237,838
FMG Suite Holdings, LLC Revolving Credit	437,254	290,774
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	2,305,837	—
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,947,369	—
G-A-I Consultants, Inc. Revolving Loan	426,316	—

Investments	June 30, 2024	December 31, 2023
Galway Borrower LLC Third Amendment Delayed Draw Term Loan	$1,000,000	$—
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	1,904,762	—
Gen4 Dental Partners OPCO, LLC Revolving Loan	380,952	—
GS Acquisitionco, Inc. Revolving Loan	1,037,234	—
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	4,531,915	—
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78,263	78,263
Hanger, Inc. Incremental Delayed Draw Term Loan	—	619,787
HEC Purchaser Corp. Revolving Loan	703,125	—
HEC Purchaser Corp. Term Loan A	—	—
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	710,680	—
HEF Safety Ultimate Holdings, LLC Initial Term Loan	—	—
High Street Buyer, Inc. 2024 Delayed Draw Term Loan	999,819	—
Hills Distribution, Inc. Delayed Draw Term Loan	1,040,029	114,103
Hobbs & Associates, LLC Third Amendment Delayed Draw Term Loan	1,048,312	—
Houseworks Holdings, LLC Delayed Draw Term Loan	2,500,000	2,500,000
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	2,554,134	—
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	483,795	—
Inventus Power, Inc. Revolving Loan	355,932	355,932
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	278,400	—
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	800,043	—
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	—	1,000,000
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	427,586	—
KL Moon Acquisition, LLC Delayed Draw Term Loan	252,268	—
Legitscript LLC Delayed Draw Loan	—	948,706
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562,030	562,030
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	1,083,996	1,274,699
Lighthouse Technologies Holding Corp. Revolving Loan	815,899	815,899
Loving Tan Intermediate II Inc. Revolving Loan	140,000	140,000
ManTech International Corporation Delayed Draw Term Loan	614,940	614,940
MB2 Dental Solutions, LLC Revolving Commitment	232,935	—
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	1,493,174	—
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	895,904	—
Medical Device Inc. Revolving Loan	551,739	551,739
Medical Technology Solutions, LLC Delayed Draw C Term Loan	—	126,557
Medical Technology Solutions, LLC Delayed Draw D Term Loan	316,392	316,392
Medina Health, LLC Revolving Loan	393,258	—
Medrina, LLC Initial Delayed Draw Term Loan Facility	744,681	744,681
Medrina, LLC Revolving Facility	531,915	531,915
MKD Electric, LLC Revolving Loan	863,724	—
Modigent, LLC Delayed Term Loan	275,244	403,288
Neptune Flood Incorporated Revolving Loan	—	154,000
NORA Acquisition, LLC Revolving Credit	388,889	—
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	661,999	—
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	220,386	220,386
Opta Inc. 2024 Incremental Delayed Term Loan	1,750,000	—
OSR Opco LLC Delayed Draw Term Loan	1,066,667	—
OSR Opco LLC Revolving Loan	1,600,000	—
Pacific Purchaser, LLC Delayed Draw Term Loan	352,113	—
Pacific Purchaser, LLC Revolving Loan	176,056	—
PDI TA Holdings, Inc. Delayed Draw Term Loan	1,212,960	—
PDI TA Holdings, Inc. Revolving Credit	560,000	—
Penncomp, LLC Delayed Draw Term Loan A	1,930,159	2,412,699
Peter C. Foy & Associates Insurance Services, LLC Delayed Draw Term Loan D	—	2,500,000
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	4,591,125	—
Petra Borrower, LLC Delayed Draw Term Loan	1,250,000	1,250,000
Petra Borrower, LLC Revolving Loan	250,000	500,000
Phoenix YW Buyer, Inc. Revolving Credit Loan	1,136,364	—
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	3,225,000	—
PracticeTek Purchaser, LLC Delayed Draw Term Loan	587,190	615,574
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	1,980,000	—
Refocus Management Services, LLC Delayed Draw Term B Loan	—	666,667
RoC Holdco LLC Revolving Credit Loan	732,000	—
RPM Purchaser, Inc. Delayed Draw Term Loan B	517,857	1,071,429
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	—	352,000
Rural Sourcing Holdings, Inc. Revolving Loan	264,000	264,000
SageSure Holdings, LLC Delayed Draw Term Loan	1,041,212	1,041,211
Saldon Holdings, Inc. Initial DDTL Loan	126,942	—
Salt Dental Collective, LLC Delayed Draw Term Loan	—	2,500,000

Investments	June 30, 2024	December 31, 2023
SDG Mgmt Company, LLC Delayed Draw Term Loan	$264,419	$—
Signature Brands, LLC Term Loan	518,015	531,357
Sonny’s Enterprises, LLC Delayed Draw Term Loan	336,000	516,000
Spark Purchaser, Inc. Revolving Credit	808,655	—
Superjet Buyer, LLC Delayed Draw Term Loan	5,038,333	—
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	430,010	430,010
TCP Hawker Intermediate LLC Delayed Draw Term Loan	79,755	221,541
Thames Technology Holdings, Inc. Delayed Draw Term Loan	788,644	788,643
Thames Technology Holdings, Inc. Revolving Loan	788,644	788,643
Track Branson Opco, LLC, The Revolving Loan	237,838	237,838
Transgo, LLC Revolving Loan	605,000	—
Trench Plate Rental Co. Revolving Loan	151,724	372,414
Truck-Lite Co., LLC Delayed Draw Term Loan	622,222	—
Truck-Lite Co., LLC Initial Revolving Credit Loan	601,481	—
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	2,500,000	—
TVG Shelby Buyer, Inc. Revolving Credit Loan	250,000	—
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	1,193,064	1,348,661
Upstack Holdco Inc. Delayed Draw Term Loan	—	177,087
Valkyrie Buyer, LLC Delayed Draw Term Loan A	561,404	—
Valkyrie Buyer, LLC Delayed Draw Term Loan B	748,538	—
Valkyrie Buyer, LLC Delayed Draw Term Loan C	1,824,562	—
Valkyrie Buyer, LLC Revolving Credit Loan	11,696	—
Vertex Service Partners, LLC Delayed Draw Term Loan	1,023,402	2,733,746
Vertex Service Partners, LLC Revolving Facility	348,837	406,977
Vital Care Buyer, LLC Revolving Loan (2024)	744,186	—
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	438,421	510,667
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	1,286,667	—
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	626,736	119,975
Worldwide Insurance Network, LLC DDTL	1,994,318
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	27,336	195,254

Total unfunded commitments	$160,614,978	$50,726,367

Recent Developments

The Company’s management has evaluated events subsequent to June 30, 2024 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.

As of July 1, 2024, the Company sold 2,520,073 Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $65.2 million.

On August 1, 2024, the Company offered to purchase up to 1,079,243 Shares at a purchase price equal to the NAV per Share as of September 30, 2024 (the “August 2024 Tender Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the August 2024 Tender Offer. The August 2024 Tender Offer is set to expire on August 30, 2024.

On August 8, 2024, the Board declared a distribution on the Shares equal to an aggregate amount up to the (i) Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended September 30, 2024 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q3 2024 Distribution”). The Q3 2024 Distribution is payable on October 31, 2024 to shareholders of record as of the close of business on September 30, 2024. The final amount of the Q3 2024 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q3 2024 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

The Company received approximately $26.4 million of subscriptions effective August 1, 2024 in connection with its monthly closing for the Private Offering.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2024 were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (Decrease) in	Decrease (Increase) in	Net Increase (Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Investment Income
Down 200 basis points	$(947,818)	$314,635	$(633,183)
Down 150 basis points	(710,864)	235,976	(474,887)
Down 100 basis points	(473,909)	157,318	(316,591)
Down 50 basis points	(236,955)	78,659	(158,296)
Up 50 basis points	236,955	(78,659)	158,296
Up 100 basis points	473,909	(157,318)	316,591
Up 150 basis points	710,864	(235,976)	474,887
Up 200 basis points	947,818	(314,635)	633,183

This analysis is indicative of the potential impact on our net investment income as of June 30, 2024, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility, and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after June 30, 2024, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2024 and December 31, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

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

Changes in Internal Control Over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2024 to the risk factors previously disclosed in our annual report on Form
10-K
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
the Company did not sell any equity securities during the six months ended June 30, 2024 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
On May 1, 2024, the Company commenced a tender offer (the “May 2024 Tender Offer”) pursuant to which the Company offered to repurchase up to 829,037 Shares tendered prior to 11:59 p.m., Eastern Time on May 29, 2024 (the “May 2024 Tender Offer Expiration Date”). 64,340 Shares were validly tendered by shareholders and not properly withdrawn prior to the May 2024 Tender Offer Expiration Date. The Company accepted for purchase 100% of the Shares that were validly tendered and not properly withdrawn prior to the May 2024 Tender Offer Expiration Date, at a purchase price per share equal to $25.86, the Company’s NAV per share as of June 30, 2024.
The following table sets forth information regarding repurchases of Shares effectuated under Company tender offers during the three months ended June 30, 2024:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Total Number of Shares Repurchased (1)	Aggregate Dollar Amount of Shares Repurchased (in thousands) (2)	Maximum number of Shares that may yet be Purchased under the Repurchase Plan
May 1, 2024	May 29, 2024	$25.86	64,340	$1,664	$—

(1)	All repurchase requests were satisfied in full.
(2)	Amounts shown net of any early repurchase deduction.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule
10b5-1
Trading Plans
During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule
10b5-1(c)
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

Date: August 14, 2024	By:	/s/ Darren Friedman
Darren Friedman
Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Joseph Cambareri
Joseph Cambareri
Chief Financial Officer (Principal Financial and Accounting Officer)