Form 10-Q
period 2024-09-30
Stepstone Private Credit Fund LLC
filed 2024-11-14
CIK 1950803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024
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
of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of October 31, 2024, the registrant ha
d 30,313,311 sh
ares of its limited liability company interests outstanding.

STEPSTONE PRIVATE CREDIT FUND LLC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Assets and Liabilities as of September 30, 2024 (Unaudited) and December 31, 2023	1
	Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2024 and 2023, for the nine months ended September 30, 2024 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023	2
	Consolidated Statements of Changes in Net Assets (Unaudited) for the three months ended September 30, 2024 and 2023, for the nine months ended September 30, 2024 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023	4
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2024 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023	5
	Consolidated Schedule of Investments as of September 30, 2024 (Unaudited)	6
	Consolidated Schedule of Investments as of December 31, 2023	27
	Notes to Consolidated Financial Statements (Unaudited)	38
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	62
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	78
Item 4.	Controls and Procedures	79
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	80
Item 1A.	Risk Factors	80
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity	80
Item 3.	Defaults Upon Senior Securities	81
Item 4.	Mine Safety Disclosures	81
Item 5.	Other Information	81
Item 6.	Exhibits	82
SIGNATURES		83

PART I. FINANCIAL INFORMATION
StepStone Private Credit Fund LLC
Consolidated Statements of Assets and Liabilities

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments in securities of unaffiliated issuers at fair value (cost $1,203,386,178 and $566,083,084, respectively)	$1,204,965,862	$565,360,825
Cash and cash equivalents	15,069,725	5,160,185
Restricted cash and restricted cash equivalents	10,153,855	13,763,611
Interest receivable	9,567,243	5,599,101
Receivables for investments sold	1,496,665	27,672
Due from Affiliate	764,186	85,005
Receivable from Advisor	328,195	1,075,628

Total assets	$1,242,345,731	$591,072,027

Liabilities
Lines of credit (net of unamortized debt issuance costs of $6,869,990 and $7,403,444, respectively)	$509,800,545	$240,967,091
Distributions payable	17,154,639	8,417,682
Payables for investments purchased	12,128,281	2,757,335
Secured borrowings	6,435,000	—
Interest payable	3,938,871	2,525,407
Management fee payable	2,941,266	776,015
Incentive fee payable	2,670,111	590,402
Tender offer payable	2,191,830	—
Directors’ fees payable	75,000	50,000
Due to affiliate	1,255	1,255
Accrued expenses	2,126,684	1,602,710

Total liabilities	$559,463,482	$257,687,897

Commitments and contingencies (Note 8); Recoupments (Note 3)
Net assets
Shares, no par value, unlimited shares authorized, 26,307,321 and 12,950,280, respectively, shares issued and outstanding	$681,564,330	$333,712,935
Distributable earnings (accumulated loss)	1,317,919	(328,805)

Total net assets	$682,882,249	$333,384,130

Total liabilities and net assets	$1,242,345,731	$591,072,027

Net asset value per share	$25.96	$25.74

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	For the Period from April 3, 2023 (commencement of operations) to September 30, 2023
Investment Income
Interest income on investments in securities of unaffiliated issuers	$30,875,297	$10,564,966	$79,042,189	$14,111,862
Payment in-kind interest	96,553	—	358,895	—

Total investment income	$30,971,850	$10,564,966	$79,401,084	$14,111,862

Expenses
Interest expense	$9,220,350	$3,860,023	$24,952,109	$5,463,098
Management fee	1,664,062	518,659	3,924,455	649,351
Income incentive fee	1,341,691	463,791	3,359,974	599,776
Capital gains-based incentive fee	192,969	—	147,663	—
Organizational costs	—	—	—	1,296,462
Administration fee	496,780	159,876	1,178,654	200,700
Professional fees	282,420	535,264	1,011,568	613,664
Legal fees	146,917	—	955,401	—
Directors’ fees	50,000	50,000	150,000	100,000
Custody fees	25,960	2,996	77,180	13,989
Other expenses	635,827	416,845	1,591,642	630,885

Total expenses	$14,056,976	$6,007,454	$37,348,646	$9,567,925
Less expense (recoupment) support payments (to) by the Advisor (Note 3)	$(607,578)	$646,313	$(747,432)	$2,206,341
Waiver for management and incentive fees (Note 3)	—	982,450	—	1,249,127

Net expenses	$14,664,554	$4,378,691	$38,096,078	$6,112,457
Net investment income	$16,307,296	$6,186,275	$41,305,006	$7,999,405

StepStone Private Credit Fund LLC
Consolidated Statements of Operations – (Continued)
(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	For the Period from April 3, 2023 (commencement of operations) to September 30, 2023
Realized and unrealized gain (loss) allocated from investments in securities of unaffiliated issuers
Net realized gain (loss) from investments in securities of unaffiliated issuers	$—	$17,509	$—	$22,204
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	2,556,785	(268,209)	2,303,998	(268,209)

Net gain (loss) from investments in securities of unaffiliated issuers	$2,556,785	$(250,700)	$2,267,691	$(246,005)

Net Increase (Decrease) in Net Assets Resulting from Operations	$18,864,081	$5,935,575	$43,609,004	$7,753,400

Weighted average shares outstanding	25,412,531	8,170,814	20,120,646	5,230,510
Net investment income per share	$0.64	$0.76	$2.05	$1.53

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Limited Liability Company Interests
	Number of Shares	Shares Transactions	Total Distributable Earnings (Accumulated Loss)	Total Net Assets
Three Months Ended September 30, 2024
Balance, June 30, 2024	21,520,505	$556,938,028	$(391,523)	$556,546,505
Net investment income	—	—	16,307,296	16,307,296
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	—	—
Net change in unrealized depreciation from investments in securities of unaffiliated issuers	—	—	2,556,785	2,556,785
Distributions	—	—	(17,154,639)	(17,154,639)
Issuance of Shares	4,871,254	126,818,132	—	126,818,132
Repurchase of Shares	(84,438)	(2,191,830)	—	(2,191,830)

Balance, September 30, 2024	26,307,321	$681,564,330	$1,317,919	$682,882,249

Three Months Ended September 30, 2023
Balance, June 30, 2023	2,876,101	$72,310,000	$1,817,825	$74,127,825
Net investment income	—	—	6,186,275	6,186,275
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	17,509	17,509
Net unrealized appreciation from investments in securities of unaffiliated issuers	—	—	(268,209)	(268,209)
Distributions	—	—	(7,000,000)	(7,000,000)
Issuance of Shares	6,807,641	176,480,000	—	176,480,000

Balance, September 30, 2023	9,683,742	$248,790,000	$753,400	$249,543,400

Nine Months Ended September 30, 2024
Balance, December 31, 2023	12,950,280	$333,712,935	$(328,805)	$333,384,130
Net investment income	—	—	41,305,006	41,305,006
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	—	—
Net change in unrealized depreciation from investments in securities of unaffiliated issuers	—	—	2,303,998	2,303,998
Distributions	—	—	(41,962,280)	(41,962,280)
Issuance of Shares	13,505,819	351,707,114	—	351,707,114
Repurchase of Shares	(148,778)	(3,855,719)	—	(3,855,719)

Balance, September 30, 2024	26,307,321	$681,564,330	$1,317,919	$682,882,249

April 3, 2023 (commencement of operations) to September 30, 2023
Balance, April 3, 2023	400	$10,000	$—	$10,000
Net investment income	—	—	7,999,405	7,999,405
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	22,204	22,204
Net unrealized appreciation from investments in securities of unaffiliated issuers	—	—	(268,209)	(268,209)
Distributions	—	—	(7,000,000)	(7,000,000)
Issuance of Shares	9,683,342	248,780,000	—	248,780,000

Balance, September 30, 2023	9,683,742	$248,790,000	$753,400	$249,543,400

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2024	For the Period from April 3, 2023 (commencement of operations) to September 30, 2023
Operating activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$43,609,004	$7,753,400
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by/(used in) operating activities:
Purchases of investments	(792,005,289)	(455,876,136)
Proceeds from sales, exits and repayments of investments	165,954,802	7,974,193
Payment-in-kind interest capitalized	(797,309)	—
Accretion of original issue discount on investments	(2,653,243)	(348,272)
Amortization of debt issuance costs	1,104,462	205,808
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	(22,204)
Net change in unrealized depreciation (appreciation) from investments in securities of unaffiliated issuers	(2,303,998)	268,209
Changes in Assets and Liabilities:
(Increase)/decrease in interest receivable	(3,968,142)	(3,269,238)
(Increase)/decrease in receivables for investments sold	(1,468,993)	—
(Increase)/decrease in due from Affiliate	(679,181)	—
(Increase)/decrease in receivable from Advisor	747,433	(1,909,879)
Increase/(decrease) in payables for investments purchased	9,370,946	—
Increase/(decrease) in interest payable	1,413,464	2,490,272
Increase/(decrease) in management fee payable	2,165,251	—
Increase/(decrease) in incentive fee payable	2,079,709	—
Increase/(decrease) in directors’ fees payable	25,000	66,667
Increase/(decrease) in due to affiliate	—	1,167
Increase/(decrease) in accrued expenses	523,974	2,079,340

Net cash provided by/(used in) operating activities	$(576,882,110)	$(440,586,673)

Financing activities
Proceeds from issuance of shares	$329,989,503	$248,780,000
Repurchase of shares	(1,663,889)	—
Distributions, net of distributions payable	(11,507,712)	—
Borrowings under lines of credit	663,000,000	248,734,888
Repayments to lines of credit	(402,500,000)	(38,500,000)
Borrowings of secured borrowings	6,435,000	—
Debt issuance costs paid	(571,008)	—

Net cash provided by/(used in) financing activities	$583,181,894	$459,014,888

Net increase/(decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	$6,299,784	$18,428,215
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of the period	18,923,796	10,000

Cash and cash equivalents and restricted cash and restricted cash equivalents at end of the period	$25,223,580	$18,438,215

Supplemental information and non-cash activities
Interest paid on lines of credit	$22,434,183	$2,767,018
Issuance of shares in connection with distribution reinvestment plan	21,717,611	—
Investments purchased through participation agreements	7,800,000	—
Borrowings incurred through participation agreements	7,800,000	—
Reconciliation to the Consolidated Statement of Assets and Liabilities
Cash and cash equivalents	$15,069,725	$18,438,215
Restricted cash and restricted cash equivalents	10,153,855	—

Total cash and cash equivalents and restricted cash and restricted cash equivalents	$25,223,580	$18,438,215

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured
Advertising
Carnegie Dartlet, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% /1.00%	0.500%	2/7/2030	$—	$(785)	$(763)	0.00%
Carnegie Dartlet, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.596%	2/7/2030	507,151	499,988	500,035	0.07%
Carnegie Dartlet, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.500%	2/7/2030	—	(842)	(801)	0.00%
Finn Partners, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	11.25%	7/1/2026	1,675,680	1,665,296	1,670,476	0.25%
Finn Partners, Inc. Second Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	11.25%	7/1/2026	3,249,015	3,228,701	3,238,876	0.47%

						$5,392,358	$5,407,823	0.79%
Aerospace & Defense
Aviation Technical Services, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.87%	7/12/2029	$150,000	$146,355	$146,250	0.02%
Aviation Technical Services, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	11.05%	7/12/2029	4,000,000	3,970,680	3,970,000	0.58%
Heads Up Technologies, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.95%	8/10/2028	4,924,623	4,874,225	4,924,624	0.72%
PAG Holding Corp. Revolver	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.25% / 1.00%	13.25%	12/21/2029	169,970	159,423	159,423	0.02%
PAG Holding Corp. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	10.16%	12/21/2029	11,273,668	11,160,932	11,160,932	1.63%
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	2/15/2029	—	(26,517)	(27,468)	0.00%
PPW Aero Buyer, Inc. Delayed Draw Term Loan-1	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	10.10%	2/15/2029	1,304,790	1,300,548	1,298,133	0.19%
PPW Aero Buyer, Inc. Term Loan (Whitcraft LLC )	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	11.35%	2/15/2029	4,949,749	4,949,749	4,949,699	0.73%
Sigma Defense Systems LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.90% / 1.00%	11.50%	12/18/2027	1,783,806	1,749,117	1,749,021	0.26%
Sigma Defense Systems LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	12/18/2027	—	(1,449)	(1,463)	0.00%

						$28,283,063	$28,329,151	4.15%
Air Freight & Logistics
AMEX Holding III Corp Delayed Draw Term Loan	(1)(2)(4)(5)(7)(11)	3M SOFR + 6.65% / 1.00%	11.98% /1.00%	3/31/2028	$211,196	$209,766	$193,530	0.03%
AMEX Holding III Corp Term Loan	(1)(2)(4)(5)(7)(11)	3M SOFR + 6.65% / 1.00%	11.98% /1.00%	3/31/2028	4,749,789	4,718,211	4,352,472	0.64%
Gulf Winds International Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.60% / 1.00%	12.45%	12/16/2028	4,937,186	4,934,042	4,903,252	0.72%
Solairus Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.35% / 1.00%	10.49%	7/23/2029	4,609,240	4,609,240	4,588,926	0.67%

						$14,471,259	$14,038,180	2.06%
Alternative Carriers
Meriplex Communications, Ltd. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.85%	7/17/2028	$4,955,240	$4,955,548	$4,955,192	0.73%
Apparel Retail
Brightmore Brands LLC Original Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.33% / 1.50%	14.79%	9/10/2029	$9,990,084	$9,842,586	$9,840,232	1.44%
Application Software
Anaplan, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 0.75%	9.85%	6/21/2029	$5,000,000	$4,978,875	$4,999,239	0.73%
ARI Network Services, Inc. Third Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.85%	2/28/2026	3,439,975	3,395,572	3,391,193	0.50%
BASYS LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.76% / 1.00%	9.37%	12/9/2027	4,835,221	4,807,462	4,835,222	0.71%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.77%	2/9/2027	2,284,106	2,261,987	2,261,265	0.33%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(18)	3M SOFR + 5.75% / 1.00%	10.77%	2/9/2027	6,500,000	6,437,054	6,435,000	0.94%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Application Software (continued)
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% /0.75%	1.00%	11/19/2029	—	(154)	—	0.00%
Echo Purchaser, Inc. Term Loan (Exostar)	(1)(2)(4)(5)(7)(10)	3M SOFR + 5.50% / 0.75%	10.35% /3.50%	11/19/2029	644,277	637,865	638,631	0.09%
Everbridge Holdings, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	10.33%	7/2/2031	5,555,556	5,527,778	5,529,977	0.81%
Everbridge Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	10.30%	7/2/2031	544,444	539,913	540,189	0.08%
Everbridge Holdings, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	7/2/2031	—	(2,689)	(3,129)	0.00%
GS Acquisitionco, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.85%	5/25/2028	3,198,751	3,185,983	3,182,757	0.47%
GS Acquisitionco, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.25% / 1.00%	9.85%	5/25/2028	155,142	149,816	155,142	0.02%
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	5/25/2028	—	(6,353)	—	0.00%
LeadVenture, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.85%	7/3/2030	300,120	292,005	295,864	0.04%
LeadVenture, Inc. Revolver	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.85%	8/28/2026	443,350	437,951	437,660	0.06%
LeadVenture, Inc. Supplemental No. 4 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.85%	8/28/2026	1,991,560	1,978,953	1,988,330	0.29%
Legal Spend Holdings, LLC 2nd Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.60%	5/14/2029	256,155	256,155	256,155	0.04%
Legitscript LLC Delayed Draw Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	10.60%	6/24/2029	100,028	98,720	99,870	0.02%
Legitscript LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	10.60%	6/24/2029	3,900,252	3,850,976	3,894,083	0.57%
Mountain Parent, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	6/27/2031	—	(5,635)	(6,495)	0.00%
Mountain Parent, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.64%	6/27/2031	5,712,435	5,658,200	5,651,088	0.83%
Mountain Parent, Inc. Revolving Credit Facility	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/27/2031	—	(6,015)	(6,677)	0.00%
NinjaTrader Group, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	11.98%	12/18/2026	3,585,597	3,563,097	3,578,804	0.52%
NMI Acquisitionco, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% /1.00%	9.95%	9/6/2025	1,157,420	1,140,800	1,144,699	0.17%
NMI Acquisitionco, Inc. October 2021 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 0.00%	9.95%	9/6/2025	353,354	348,280	346,801	0.05%
NMI Acquisitionco, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/6/2025	—	(4,816)	(6,163)	0.00%
NMI Acquisitionco, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.95%	9/6/2025	1,897,959	1,870,706	1,864,745	0.27%
Pacific Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2028	—	(3,024)	—	0.00%
Pacific Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.51%	10/2/2028	1,957,042	1,913,295	1,911,070	0.28%
Pacific Purchaser, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2028	—	(3,804)	—	0.00%
PDI TA Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	2/3/2031	—	(7,527)	—	0.00%
PDI TA Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.37% / 0.75%	10.50%	2/3/2031	5,213,972	5,168,823	5,175,657	0.76%
PDI TA Holdings, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	2/3/2031	—	(5,060)	—	0.00%
PracticeTek Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.60%	8/30/2029	28,243	25,489	23,084	0.00%
PracticeTek Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	10.60%	8/30/2029	1,964,039	1,934,229	1,929,200	0.28%
Spark Purchaser, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	4/1/2030	—	(14,861)	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Application Software (continued)
Spark Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.10%	4/1/2031	5,175,389	5,076,990	5,079,176	0.74%
Superjet Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	10.10%	5/23/2030	688,427	634,282	644,347	0.10%
Superjet Buyer, LLC Initial Term Loan (EFI Productivity Software)	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.76% / 0.75%	10.37%	12/30/2027	1,510,705	1,506,373	1,510,705	0.22%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	10.10%	5/23/2030	4,912,162	4,864,208	4,869,185	0.71%
Synchronoss Technologies, Inc. Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 2.50%	10.20%	6/28/2028	4,968,750	4,730,847	4,727,259	0.69%
TCP Hawker Intermediate LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.15% / 1.00%	10.75%	8/28/2026	141,077	139,877	141,077	0.02%
TCP Hawker Intermediate LLC Incremental Term Loan (First Lien) (TimeClock Plus)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	10.75%	8/28/2026	223,712	223,712	223,712	0.03%
TCP Hawker Intermediate LLC Incremental Term Loan (TimeClock Plus)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	10.75%	8/28/2026	100,890	100,890	100,890	0.02%
Thrive Buyer, Inc. Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	13.00%	1/22/2027	194,243	194,915	194,243	0.03%
Thrive Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.75%	1/22/2027	1,971,785	1,976,229	1,971,785	0.29%
Thrive Buyer, Inc., Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.75%	1/22/2027	1,477,949	1,481,221	1,477,949	0.22%
Trintech Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.35%	7/25/2029	4,962,500	4,877,262	4,879,445	0.71%

						$86,206,852	$86,363,034	12.64%
Asset Management & Custody Banks
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/30/2029	$—	$(15,779)	$—	0.00%
Cerity Partners Equity Holding LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 5.25% / 1.00%	5.25%	7/28/2028	—	(1,827)	—	0.00%
Cerity Partners Equity Holding LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 5.25% / 1.00%	5.25%	7/28/2028	—	(41)	—	0.00%
Cerity Partners Equity Holding LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	10.31%	7/30/2029	4,670,885	4,670,884	4,670,885	0.68%
Danforth Global, Inc. Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	12/21/2027	—	(2,410)	—	0.00%
Danforth Global, Inc. First Amendment Additional Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	10.31%	12/9/2027	287,410	283,532	283,349	0.04%
Danforth Global, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.85%	12/9/2027	454,332	448,053	447,913	0.07%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	10.32%	12/21/2027	5,719,724	5,639,960	5,641,102	0.83%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	10.31%	9/20/2031	5,000,000	4,925,957	4,925,000	0.72%
Danforth Global, Inc. Third Amendment Additional Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	10.31%	12/9/2027	360,000	354,332	360,000	0.05%
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	9.04%	12/22/2028	3,081,818	3,066,485	3,081,818	0.45%
Obra Capital, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.61% / 1.00%	12.53%	6/21/2029	7,500,000	7,354,465	7,355,764	1.08%
Petra Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.19%	11/15/2030	600,000	582,971	600,000	0.09%
Petra Borrower, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.83%	11/15/2030	3,233,750	3,174,865	3,179,802	0.47%
Petra Borrower, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 10.76% / 1.00%	10.76%	11/15/2029	150,000	141,228	150,000	0.02%
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.75%	10/4/2027	3,795,058	3,790,987	3,771,400	0.55%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.52%	10/4/2027	1,154,084	1,154,084	1,146,889	0.17%
Wealth Enhancement Group, LLC May 2022 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.83%	10/4/2027	1,990,916	1,990,440	1,990,916	0.29%

						$37,558,186	$37,604,838	5.51%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Auto Parts & Equipment
ETE Intermediate II LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.50% / 1.00%	11.75%	5/29/2029	$172,857	$167,281	$167,192	0.02%
ETE Intermediate II LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	11.56%	5/29/2029	1,939,732	1,893,846	1,893,111	0.28%
M&D MidCo, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	11.21%	8/31/2028	1,758,889	1,735,721	1,723,033	0.25%
M&D MidCo, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	11.40%	8/31/2028	589,087	581,163	589,087	0.09%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	11.03%	5/17/2029	1,057,475	1,037,854	1,067,356	0.16%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.75% / 1.00%	11.03%	5/17/2029	1,057,475	1,045,998	1,067,356	0.16%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.88%	5/17/2029	4,937,500	4,937,500	4,937,500	0.72%
Transgo, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 2.00%	10.60%	12/29/2028	5,932,034	5,864,012	5,874,327	0.86%
Transgo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 2.00%	0.50%	12/29/2028	—	(5,242)	—	0.00%
Truck-Lite Co., LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2031	—	(8,623)	(9,132)	0.00%
Truck-Lite Co., LLC Initial Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.75% / 0.75%	10.85%	2/13/2030	6,222	(2,261)	(2,910)	0.00%
Truck-Lite Co., LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	10.86%	2/13/2031	5,726,778	5,658,786	5,642,293	0.82%

						$22,906,035	$22,949,213	3.36%
Automobile Manufacturers
JHCC Holdings LLC 2021-A Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.85%	9/9/2026	$905,195	$901,313	$903,004	0.13%
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.89%	9/9/2027	427,756	420,848	427,756	0.06%
JHCC Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.85%	9/9/2026	4,044,805	4,036,417	4,035,015	0.59%

						$5,358,578	$5,365,775	0.78%
Building Products
AllMark Acquisition, LLC Initial Term Loan (AllMark Door)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.75%	5/4/2028	$4,936,869	$4,904,630	$4,920,960	0.72%
Arch Cutting Tools Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.85% / 0.00%	9.44%	4/1/2026	4,922,990	4,910,515	4,893,565	0.72%
Big Top Holdings, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/1/2030	—	(1,429)	(1,087)	0.00%
Big Top Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.25% / 1.00%	11.10%	3/1/2030	2,537,156	2,488,840	2,487,682	0.36%
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	11/8/2029	—	(12)	—	0.00%
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	11/8/2029	—	(4,604)	—	0.00%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	11.11%	11/8/2029	192,524	190,822	189,665	0.03%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.11%	11/8/2029	1,562,269	1,540,495	1,539,067	0.22%

						$14,029,257	$14,029,852	2.05%
Commodity Chemicals
Guy Chemical Company, LLC U.S. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.85% / 1.00%	9.70%	11/9/2027	$4,924,433	$4,896,418	$4,907,139	0.72%
Communications Equipment
Owl Cyber Defense Solutions, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/11/2029	$—	$(9,345)	$(9,454)	0.00%
Owl Cyber Defense Solutions, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.60%	9/11/2029	$6,428,791	6,364,503	6,364,503	0.93%

						$6,355,158	$6,355,049	0.93%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Construction & Engineering
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.99%	6/28/2030	$1,015,580	$1,000,833	$1,009,486	0.15%
Ambient Enterprises Holdco LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.00% / 1.00%	10.60%	12/7/2029	217,021	203,532	211,660	0.03%
Ambient Enterprises Holdco LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.99%	6/28/2030	4,044,255	3,975,597	3,987,876	0.58%
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.65% / 0.75%	10.98%	7/31/2026	466,533	463,358	430,327	0.06%
Best Roofing Services LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.60%	4/2/2029	5,104,478	5,010,067	5,006,163	0.73%
Best Roofing Services LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	4/2/2029	—	(16,205)	—	0.00%
Diverzify Intermediate LLC Second Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.01% / 1.00%	11.31%	5/11/2027	488,414	485,733	488,414	0.07%
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	6M SOFR + 5.75% / 1.00%	11.26%	5/11/2027	4,436,059	4,408,580	4,436,059	0.65%
ESP Associates, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.60% / 1.00%	11.45%	7/24/2028	4,804,486	4,737,206	4,694,042	0.69%
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/7/2028	—	(31,353)	(39)	0.00%
G-A-I Consultants, Inc. First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 1.00%	10.80%	10/7/2028	2,953,125	2,905,049	2,899,294	0.43%
G-A-I Consultants, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 1.00%	10.93%	10/7/2028	165,789	156,327	165,784	0.02%
HP RSS Buyer, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.60%	12/11/2029	680,255	678,100	676,370	0.10%
HP RSS Buyer, Inc. General Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.60%	12/11/2029	437,772	434,755	435,272	0.06%
HP RSS Buyer, Inc. Special Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.60%	12/11/2029	145,402	145,402	144,572	0.02%
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	2/7/2031	—	—	(70)	0.00%
KENE Acquisition, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	10.10%	2/7/2031	962,965	962,965	962,807	0.14%
MKD Electric, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.60%/ 1.25%	10.80%	5/31/2029	287,908	260,779	275,693	0.04%
MKD Electric, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.25%	10.80%	5/31/2029	6,060,461	5,944,390	5,944,463	0.87%
MOREgroup Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.35%	1/16/2030	4,477,500	4,414,840	4,416,664	0.65%
OSR Opco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 1.50%	1.00%	3/15/2029	—	—	(11,912)	0.00%
OSR Opco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.96%	3/15/2029	5,306,667	5,243,337	5,247,088	0.77%
OSR Opco LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.00% / 1.00%	11.02%	3/15/2029	320,000	302,160	320,000	0.05%
PK Purchaser LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	10.00%	9/19/2029	12,500,000	12,375,735	12,375,000	1.81%
Puris LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	9.34%	6/28/2031	8,430,527	8,304,314	8,254,306	1.21%
PVI Holdings, Inc. Last Out Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.49% / 1.00%	11.77%	1/18/2028	6,877,236	6,867,782	6,877,236	1.01%
USIC Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	10.35%	9/10/2031	10,537,495	10,476,324	10,484,807	1.54%
USIC Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	10.33%	9/10/2031	651,409	643,740	644,703	0.09%
USIC Holdings, Inc. Specified Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	10.35%	9/10/2031	16,099	15,682	16,099	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(4,005)	—	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(5,340)	—	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.75%	10.45%	5/1/2031	264,795	249,894	264,795	0.04%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Construction & Engineering (continued)
Valkyrie Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 0.75%	0.50%	5/6/2030	—	(6,553)	—	0.00%
Valkyrie Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	10.37%	5/1/2031	4,386,667	4,322,598	4,347,075	0.64%
Vertex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	10.56%	11/8/2030	3,601,360	3,595,101	3,601,360	0.53%
Vertex Service Partners, LLC Revolving Facility	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	10.56%	11/8/2030	58,140	56,955	56,955	0.01%
Vertex Service Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 0.75%	10.56%	11/8/2030	1,886,513	1,863,771	1,863,764	0.27%

						$90,441,450	$90,526,113	13.26%
Construction Materials
Cube Industrials Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	11.25%	10/18/2030	$1,273,430	$1,264,630	$1,273,430	0.19%
Javelin Acquisition Vehicle, LLC Last Out Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.07% / 1.00%	11.92%	11/3/2026	1,717,266	1,717,266	1,714,452	0.25%
Javelin Acquisition Vehicle, LLC Second Amendment Incremental Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.09% / 1.00%	12.34%	11/3/2026	2,671,960	2,628,754	2,646,442	0.39%

						$5,610,650	$5,634,324	0.83%
Data Processing & Outsourced Services
Penncomp, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.60% / 1.50%	11.45%	10/17/2028	$782,167	$751,658	$776,175	0.11%
Penncomp, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.60% / 1.50%	11.45%	10/17/2028	2,561,428	2,512,637	2,525,219	0.37%

						$3,264,295	$3,301,394	0.48%
Distributors
RPM Purchaser, Inc. Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.36% / 2.00%	11.21%	9/11/2028	$550,804	$530,981	$522,780	0.08%
RPM Purchaser, Inc. Effective Date Term Loan B	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.36% / 2.00%	11.21%	9/11/2028	3,889,286	3,805,942	3,735,449	0.54%

						$4,336,923	$4,258,229	0.62%
Diversified Capital Markets
GC Waves Holdings, Inc. 2023 New Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.50% / 1.00%	1.50%	8/10/2029	$—	$47,792	$—	0.00%
Diversified Chemicals
Opta Inc. 2024 Incremental Delayed Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.01% / 1.50%	12.27%	11/9/2028	$1,750,000	$1,687,337	$1,750,000	0.26%
Opta Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.01% / 1.50%	12.32%	11/8/2028	6,947,500	6,882,214	6,890,548	1.01%
V Global Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 0.75%	10.96%	12/22/2027	4,936,869	4,920,217	4,732,594	0.69%

						$13,489,768	$13,373,142	1.96%
Diversified Support Services
Accent Building Materials Holdings LLC Term B Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.50% / 1.00%	11.45%	8/6/2029	$897,741	$863,401	$897,741	0.13%
Accent Building Materials Holdings LLC Term Loan B	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.60% / 1.00%	11.55%	8/6/2029	3,918,676	3,800,835	3,861,992	0.57%
AI Fire Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	11.06%	3/22/2027	167,496	164,301	167,496	0.02%
AI Fire Buyer, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.91%	3/22/2027	155,274	153,164	153,275	0.02%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	10.53%	7/22/2027	6,186,737	6,169,487	6,186,737	0.91%
Centex Acquisition, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.60% / 1.00%	10.80%	5/9/2029	101,482	82,714	101,482	0.02%
Centex Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	10.80%	5/9/2029	3,985,184	3,911,142	3,909,072	0.57%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Diversified Support Services (continued)
Certified Collision Group Acquisition Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.85%	5/17/2027	2,082,275	2,058,627	2,053,581	0.30%
Certified Collision Group Acquisition Corp. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.00%	10.33%	12/31/2049	174,112	174,112	174,112	0.03%
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 4.75% / 1.00%	9.85%	5/19/2028	252,437	246,652	252,437	0.04%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.10%	9/28/2029	6,250,000	6,140,681	6,203,125	0.91%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	10.10%	9/28/2029	6,250,000	6,140,681	6,203,125	0.91%
FLS Holding, Inc. Term B Loan (FLS Transportation Services)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.35% / 1.00%	10.31%	12/15/2028	4,937,186	4,887,786	4,723,768	0.69%
FMG Suite Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	10.40%	10/30/2026	857,018	850,546	847,698	0.12%
FMG Suite Holdings, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 8.50% / 1.00%	12.50%	10/30/2026	28,422	25,204	23,666	0.00%
FMG Suite Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.90%	10/30/2026	3,696,983	3,674,288	3,656,779	0.54%
PrimeFlight Acquisition, LLC Amendment No.4 Additional Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.85%	5/1/2029	637,350	633,101	630,977	0.09%
Primeflight Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.58%	5/1/2029	6,922,425	6,849,179	6,895,886	1.01%
Visu-Sewer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.66%	11/8/2029	4,962,500	4,906,987	4,939,095	0.72%

						$51,732,889	$51,882,044	7.60%
Education Services
Cambium Learning Group, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 0.75%	10.88%	7/20/2028	$5,928,714	$5,878,473	$5,928,714	0.87%
Electric Utilities
Central Moloney, LLC 2024-1 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.00%	11.35%	10/20/2028	$6,001,888	$5,896,470	$5,892,458	0.86%
Electrical Components & Equipment
Inventus Power, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	6/30/2025	$—	$(4,494)	$(2,518)	0.00%
Inventus Power, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.61% / 1.00%	12.46%	6/30/2025	3,104,327	3,063,462	3,059,193	0.45%
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.60%	2/26/2027	36,639	36,399	36,639	0.01%
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.75%/ 1.00%	10.60%	2/26/2027	154,757	150,696	154,757	0.02%
Wildcat Buyerco, Inc. Incremental Term Loan (NSI Industries)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	11.08%	2/26/2027	243,282	241,656	243,282	0.03%
Wildcat Buyerco, Inc. Incremental Term Loan (NSI Industries)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	11.08%	2/26/2027	1,823,533	1,799,541	1,823,533	0.27%

						$5,287,260	$5,314,886	0.78%
Electronic Equipment & Instruments
Fortis Payment Systems, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.95%	2/13/2026	$4,923,077	$4,905,206	$4,923,077	0.72%
REE Holdings III Corp. Term Loan (Rees Scientific Corporation)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.99%	11/4/2028	4,924,812	4,870,892	4,924,812	0.72%

						$9,776,098	$9,847,889	1.44%
Electronic Manufacturing Services
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.65% / 1.00%	10.71%	10/5/2027	$154,376	$151,233	$154,376	0.02%
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	11.71%	10/5/2027	2,590,705	2,566,893	2,568,470	0.38%

						$2,718,126	$2,722,846	0.40%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Environmental & Facilities Services
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	3/17/2027	$—	$—	$(4,895)	0.00%
AVW WV Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.35%	3/17/2027	7,423,160	7,393,043	7,397,858	1.08%
CARDS Acquisition, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/12/2029	—	(39,773)	(40,761)	-0.01%
CARDS Acquisition, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	10.38%	8/12/2029	391,304	378,036	377,717	0.06%
CARDS Acquisition, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	10.35%	8/12/2029	7,065,217	6,996,938	6,994,565	1.03%
Creative Multicare, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	10.28%	3/27/2030	4,975,000	4,917,757	4,913,840	0.72%
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	11/19/2029	—	(4,610)	(12,476)	0.00%
HEF Safety Ultimate Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.35%	11/19/2029	2,586,284	2,539,943	2,542,320	0.37%
O6 Environmental, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	11.43%	6/30/2027	1,050,795	1,044,857	1,050,795	0.15%
O6 Environmental, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	11.28%	6/30/2027	1,430,341	1,411,275	1,410,511	0.21%
Rotolo Consultants, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.21% / 1.00%	12.27%	12/20/2026	3,152,250	3,098,570	3,137,532	0.46%

						$27,736,036	$27,767,006	4.07%
Food Distributors
Costanzo’s Bakery, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.25% / 1.00%	9.85%	6/18/2027	$143,219	$139,752	$142,708	0.02%
Costanzo’s Bakery, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.85%	6/18/2027	2,969,554	2,941,525	2,880,078	0.42%
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/1/2030	—	(29,221)	(30,131)	-0.01%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.10% / 1.00%	10.35%	8/1/2030	4,688,625	4,632,175	4,630,017	0.68%
Heritage Foodservice Investment, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/1/2030	—	(7,336)	(7,336)	0.00%
Recipe Acquisition Corp. Delayed Draw Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/31/2031	—	—	—	0.00%
Recipe Acquisition Corp. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.00% / 1.00%	12.00%	7/31/2031	205,673	201,332	201,303	0.03%
Recipe Acquisition Corp. Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.60%	7/31/2031	7,756,568	7,718,442	7,717,785	1.13%
Rushmore Investment III LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.53%	10/18/2030	8,208,750	8,127,171	8,122,211	1.19%

						$23,723,840	$23,656,635	3.46%
Health Care Distributors
ASP Global Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	10.10%	7/31/2029	$1,537,550	$1,516,679	$1,516,016	0.22%
ASP Global Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	10.10%	7/31/2029	5,200,538	5,150,782	5,148,533	0.75%
ASP Global Holdings, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/31/2029	—	(6,263)	(6,460)	0.00%
HEC Purchaser Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	10.84%	6/17/2029	484,375	473,217	482,318	0.07%
HEC Purchaser Corp. Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.75%	6/17/2029	6,701,953	6,603,935	6,684,303	0.98%

						$13,738,350	$13,824,710	2.02%
Health Care Equipment
Artivion, Inc. Closing Date Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 2.00%	11.78%	1/18/2030	$1,059,457	$1,057,339	$1,059,457	0.16%
Artivion, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 2.00%	1.00%	1/18/2030	—	(159)	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Equipment (continued)
Blades Buyer, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% /1.00%	10.30%	3/28/2028	4,936,869	4,921,146	4,936,869	0.72%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.60% /1.00%	10.45%	6/10/2027	4,948,896	4,942,479	4,948,896	0.73%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.60% /1.00%	10.45%	6/10/2027	2,548,131	2,439,397	2,435,714	0.36%
Medical Device Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.60% /1.00%	11.20%	7/11/2029	4,400,000	4,315,928	4,331,878	0.63%
Medical Device Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% /1.00%	0.50%	7/11/2029	—	—	(12,529)	0.00%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.50% /1.00%	11.80%	12/4/2025	4,962,521	4,901,204	4,944,201	0.72%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% /1.00%	11.80%	12/4/2025	1,116,503	1,107,736	1,112,381	0.16%
SunMed Group Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% /0.75%	10.85%	6/16/2028	4,936,387	4,838,376	4,906,482	0.72%

						$28,523,446	$28,663,349	4.20%
Health Care Facilities
Community Care Partners, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.11% / 1.00%	10.96%	6/10/2026	$1,977,470	$1,971,567	$1,899,423	0.28%
IPC Pain Acquisition, LLC Delayed Draw Tem Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.11% / 1.00%	10.96%	5/19/2027	2,680,995	2,650,822	2,680,995	0.39%
SDG Mgmt Company, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.75%	10.90%	7/3/2028	794,327	788,397	794,327	0.12%
SDG Mgmt Company, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.75%	10.92%	7/3/2028	1,564,997	1,546,664	1,548,835	0.23%

						$6,957,450	$6,923,580	1.02%
Health Care Services
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.00% /1.00%	11.11%	12/14/2026	$1,436,522	$1,409,164	$1,436,522	0.21%
CCHN Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	10.10%	4/1/2030	5,984,043	5,871,319	5,984,043	0.88%
CVAUSA Management, LLC Primary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% /1.00%	1.00%	5/22/2029	—	(10,414)	—	0.00%
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% /1.00%	1.00%	5/22/2029	—	(6,340)	—	0.00%
CVAUSA Management, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% /1.00%	11.78%	5/22/2029	1,965,043	1,952,974	1,961,573	0.29%
Dentive, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.75% /0.75%	11.35%	12/22/2028	2,248,838	2,221,020	2,220,728	0.33%
Dentive, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.75% /0.75%	11.35%	12/22/2028	4,526,973	4,471,136	4,470,386	0.65%
Dentive, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.75% /0.75%	11.39%	12/22/2028	113,130	104,545	104,292	0.02%
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.85% /1.00%	10.70%	4/21/2028	5,950,192	5,877,155	5,950,192	0.87%
Elevate HD Parent, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.10% /1.00%	10.95%	8/20/2029	4,950,000	4,864,063	4,728,647	0.69%
Fort B.V. 2024 Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.00% /0.00%	11.21%	5/3/2029	6,000,000	5,945,409	5,961,843	0.87%
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% /1.00%	1.00%	5/13/2030	—	(8,851)	—	0.00%
Gen4 Dental Partners OPCO, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% /1.00%	10.31%	5/13/2030	5,700,000	5,647,849	5,650,720	0.83%
Gen4 Dental Partners OPCO, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% /1.00%	0.50%	5/13/2030	—	(3,561)	—	0.00%
GI MSO, Inc. Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.35% /1.00%	10.95%	6/5/2025	4,937,028	4,922,385	4,928,418	0.72%
Hanger, Inc. Amendment No. 2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.25% /1.00%	11.17%	10/3/2028	1,153,540	1,127,109	1,139,481	0.17%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
Hanger, Inc. Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% /1.00%	11.17%	10/3/2028	617,344	602,891	617,344	0.09%
Home Care Assistance, LLC Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% /1.00%	10.35%	3/30/2027	2,994,307	2,977,145	2,907,698	0.43%
Houseworks Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.65% /1.00%	11.89%	12/15/2028	464,286	461,034	447,779	0.07%
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% /1.00%	1.00%	12/15/2028	—	(23,490)	—	0.00%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% /1.00%	10.55%	12/15/2028	4,933,502	4,838,438	4,834,161	0.71%
Houseworks Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.65% /1.00%	11.71%	12/15/2028	2,475,000	2,368,418	2,398,595	0.35%
MB2 Dental Solutions, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% /0.75%	10.85%	2/13/2031	4,290,725	4,252,127	4,260,533	0.62%
MB2 Dental Solutions, LLC Revolving Commitment	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% /0.75%	0.50%	2/13/2031	—	(2,750)	—	0.00%
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.00% /0.75%	10.85%	2/13/2031	238,908	236,529	238,908	0.03%
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% /0.75%	1.00%	2/13/2031	—	—	—	0.00%
Medina Health, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% /1.00%	0.50%	10/20/2028	—	(6,821)	(6,359)	0.00%
Medina Health, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% /1.00%	10.85%	10/20/2028	3,075,141	3,020,002	3,025,414	0.44%
Medrina, LLC Initial Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% /1.00%	1.00%	10/20/2029	—	(7,905)	—	0.00%
Medrina, LLC Initial Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% /1.00%	11.55%	10/20/2029	3,695,479	3,611,151	3,675,499	0.54%
Medrina, LLC Revolving Facility	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% /1.00%	0.50%	10/20/2029	—	(11,255)	—	0.00%
NORA Acquisition, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% /1.00%	0.50%	8/31/2029	—	(8,521)	—	0.00%
NORA Acquisition, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.35% /1.00%	11.28%	8/31/2029	3,079,518	3,008,757	3,013,095	0.44%
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.35% /1.00%	11.65%	10/30/2025	337,306	315,722	336,544	0.05%
North Haven USHC Acquisition, Inc. Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.35% /1.00%	11.63%	10/30/2025	2,693,108	2,677,127	2,693,108	0.39%
OIA Acquisition, LLC Effective Date Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.35% /1.00%	9.60%	10/19/2027	4,924,051	4,894,038	4,924,051	0.72%
Premise Health Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% /0.75%	10.76%	3/3/2031	1,542,770	1,531,753	1,541,956	0.23%
RCP TCT, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.01% /1.00%	10.26%	12/31/2027	4,048,230	4,025,058	4,029,177	0.59%
Salt Dental Collective, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.85% /1.00%	11.70%	2/15/2028	4,956,250	4,915,329	4,887,473	0.72%
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% /1.00%	10.35%	3/30/2027	1,839,784	1,830,242	1,777,974	0.26%
TheKey, LLC Tranche B-1 Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% /1.00%	10.35%	3/30/2027	90,272	89,804	87,240	0.01%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% /1.00%	1.00%	3/27/2028	—	(11,431)	—	0.00%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% /1.00%	10.35%	3/27/2028	2,493,750	2,458,392	2,458,352	0.36%
TVG Shelby Buyer, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% /1.00%	0.50%	3/27/2028	—	(3,440)	(1,397)	0.00%
US Fertility Enterprises, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.51% /1.00%	11.76%	12/21/2027	4,924,051	4,894,529	4,924,051	0.72%
Vital Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% /1.00%	10.63%	8/7/2030	5,508,000	5,399,117	5,397,840	0.79%
Vital Purchaser, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% /1.00%	0.50%	8/7/2030	—	20,218	—	0.00%

						$102,737,170	$103,005,881	15.09%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Technology
Bobcat Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.79% /0.75%	9.39%	6/14/2030	$471,428	$461,574	$471,428	0.07%
Bobcat Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.79% /0.75%	9.39%	6/14/2030	1,508,572	1,477,008	1,498,270	0.22%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Five Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% /1.00%	10.10%	6/24/2026	165,407	164,321	164,244	0.02%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Four Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% /1.00%	10.10%	6/24/2026	2,020,390	2,007,117	2,005,237	0.29%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Six Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.50% /1.00%	10.10%	6/24/2026	577,103	573,303	572,765	0.08%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Three Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.00% /1.00%	10.83%	6/24/2026	552,542	552,542	548,387	0.08%
GHA Buyer, Inc. (aka Cedar Gate) Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% /1.00%	10.10%	6/24/2026	156,232	155,206	155,178	0.02%
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/24/2026	—	(1,758)	(1,821)	0.00%
Iodine Software, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% /1.01%	10.10%	5/31/2027	2,059,377	2,059,377	2,059,377	0.30%
Iodine Software, LLC Delayed Draw Term Loan Amend No. 3	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% /1.00%	0.50%	5/31/2027	—	—	—	0.00%
Iodine Software, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% /1.00%	0.50%	5/31/2027	—	—	—	0.00%
Iodine Software, LLC Term Loan B	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% /1.00%	10.10%	5/31/2027	1,412,198	1,412,198	1,412,198	0.21%
Medical Technology Solutions, LLC Delayed Draw C Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% /1.00%	11.65%	4/27/2026	1,291,472	1,269,600	1,291,472	0.19%
Medical Technology Solutions, LLC Delayed Draw D Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.00% /1.00%	0.00%	4/27/2026	—	(2,640)	—	0.00%
Medical Technology Solutions, LLC Sixth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% /1.00%	11.65%	4/27/2026	1,414,545	1,390,977	1,398,032	0.21%

						$11,518,825	$11,574,767	1.69%
Heavy Electrical Equipment
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% /1.00%	1.00%	10/11/2028	$—	$(748)	$(1,266)	0.00%
Faraday Buyer, LLC First Amendment Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% /1.00%	10.60%	10/11/2028	582,186	573,799	580,251	0.08%

						$573,051	$578,985	0.08%
Highways & Railtracks
R1 Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% /1.00%	11.10%	12/29/2028	$4,937,186	$4,896,116	$4,876,620	0.71%
Hotels, Resorts & Cruise Lines
Pyramid Management Advisors, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% /1.25%	10.53%	1/19/2028	$4,937,343	$4,801,281	$4,937,343	0.72%
Household Appliances
Evriholder Acquisition, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% /1.50%	11.70%	1/24/2028	$3,922,463	$3,879,810	$3,892,100	0.57%
WF Enterprises, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.35% /1.00%	8.60%	11/9/2027	4,578,187	4,551,067	4,557,180	0.67%

						$8,430,877	$8,449,280	1.24%
Housewares & Specialties
AmerCareRoyal, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% /1.00%	1.00%	9/6/2031	$—	$—	$—	0.00%
AmerCareRoyal, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% /1.00%	1.00%	9/6/2031	—	(6,414)	(6,414)	0.00%
AmerCareRoyal, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 8.00% /1.00%	12.00%	12/31/2049	436,747	424,728	424,699	0.06%
AmerCareRoyal, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% /1.00%	9.85%	12/31/2049	8,132,530	8,051,439	8,051,205	1.18%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Housewares & Specialities (continued)
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% /1.00%	10.50%	3/22/2028	3,619,387	3,588,336	3,532,077	0.52%
Axis Portable Air, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% /1.00%	10.50%	3/22/2028	874,963	867,292	868,079	0.12%
Axis Portable Air, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% /1.00%	0.50%	3/22/2028	—	(8,531)	(8,730)	0.00%
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.85% /1.00%	10.50%	3/22/2028	1,794,484	1,765,796	1,765,384	0.26%
TPC US Parent, LLC Fourth Amendment Incremental Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.65% /1.00%	10.98%	11/22/2025	746,250	737,006	735,803	0.11%

						$15,419,652	$15,362,103	2.25%
Human Resource & Employment Services
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.43% /1.00%	11.60%	3/26/2027	$7,980,000	$7,833,304	$7,837,706	1.15%
PCS Midco, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% /1.00%	10.81%	3/1/2030	1,828,268	1,800,289	1,801,758	0.26%
PCS Midco, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% /1.00%	10.81%	3/1/2030	1,978	1,706	1,706	0.00%
PCS Midco, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% /1.00%	10.81%	3/1/2030	3,281	3,012	3,009	0.00%

						$9,638,311	$9,644,179	1.41%
Industrial Machinery
Astro Acquisition, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% /1.00%	10.10%	12/13/2027	$7,960,000	$7,889,230	$7,808,683	1.14%
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% /1.00%	10.03%	12/7/2028	5,682,408	5,602,474	5,682,408	0.83%
Orion Group HoldCo, LLC Term Loan (Astra Services Partners)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% /1.00%	11.60%	3/19/2027	4,415,602	4,395,265	4,403,804	0.64%
P.T. International LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.60% /1.00%	9.80%	6/30/2027	4,949,495	4,924,222	4,912,338	0.72%
Sonny’s Enterprises, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% /1.00%	10.66%	8/5/2028	896,220	885,324	877,359	0.13%
Sonny’s Enterprises, LLC Restatement Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% /1.00%	10.53%	8/5/2028	4,047,894	3,999,805	3,962,702	0.58%
Sonny’s Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.40% /0.00%	10.66%	8/5/2028	36,000	32,537	32,823	0.01%
Tank Holding Corp. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% /0.00%	1.00%	3/31/2028	—	24,512	25,000	0.00%
Tank Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% /0.75%	10.50%	3/31/2028	4,936,869	4,873,997	4,884,272	0.72%

						$32,627,366	$32,589,389	4.77%
Insurance Brokers
Alera Group, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% /1.00%	10.60%	10/2/2028	$202,327	$184,200	$184,175	0.03%
Alkeme Intermediary Holdings, LLC Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% /1.00%	11.00%	10/28/2026	4,325,477	4,236,995	4,276,894	0.63%
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% /1.00%	1.00%	4/14/2028	—	—	—	0.00%
High Street Buyer, Inc. 7/2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% /0.00%	1.00%	12/31/2049	—	—	—	0.00%
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% /1.00%	10.00%	11/30/2029	454,784	452,115	454,784	0.07%
Inszone Mid, LLC A&R Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% /1.00%	10.00%	11/30/2029	745,576	745,576	745,576	0.11%
Integrity Marketing Acquisition, LLC Term Loan Amendment No. 15	(1)(2)(3)(4)(5)(7)	3M SOFR + 9.59% /0.75%	9.59%	8/27/2026	12,500,000	12,475,000	12,475,000	1.83%
Keystone Agency Partners LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% /1.00%	9.60%	5/3/2027	2,969,482	2,945,851	2,949,435	0.43%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% /0.75%	10.66%	11/1/2029	18,072	17,861	18,072	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Insurance Brokers (continued)
Oakbridge Insurance Agency LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% /0.75%	10.66%	11/1/2029	451,726	448,641	451,726	0.07%
Peter C. Foy & Associates Insurance Services, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% /0.75%	11.35%	11/1/2028	2,475,000	2,429,245	2,428,005	0.35%
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% /0.75%	10.35%	11/1/2028	372,387	365,780	365,327	0.05%
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% /0.75%	10.35%	11/1/2028	3,245,117	3,205,131	3,225,675	0.47%
Worldwide Insurance Network, LLC DDTL	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.81% /0.75%	10.87%	5/28/2030	655,787	646,338	655,787	0.10%
Worldwide Insurance Network, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.70% /0.75%	10.77%	5/28/2030	2,499,418	2,475,996	2,476,908	0.36%

						$30,628,729	$30,707,365	4.50%
Interactive Home Entertainment
Five Star Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.15% /1.50%	12.21%	2/23/2028	$55,696	$54,338	$54,248	0.01%
Track Branson Opco, LLC, The Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% /1.50%	0.50%	2/23/2028	—	(5,394)	(1,094)	0.00%
Track Branson OpCo, LLC, The Term Loan A	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.15% /1.50%	12.21%	2/23/2028	1,602,432	1,565,606	1,562,372	0.23%

						$1,614,550	$1,615,526	0.24%
Internet & Direct Marketing Retail
Berlin Rosen Acquisition, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% /1.00%	10.52%	1/14/2027	$300,243	$288,997	$288,984	0.04%
Berlin Rosen Acquisition, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% /1.00%	10.52%	1/14/2027	300,243	288,997	288,984	0.04%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% /0.00%	10.34%	1/14/2027	1,822,804	1,800,039	1,800,019	0.26%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% /0.00%	10.34%	1/14/2027	1,822,804	1,800,039	1,800,019	0.26%
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% /1.00%	10.80%	1/14/2027	3,526,468	3,482,444	3,482,387	0.51%
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% /1.00%	10.80%	1/14/2027	3,526,468	3,482,444	3,482,387	0.51%

						11,142,961	$11,142,780	1.62%
Internet Services & Infrastructure
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 9.92% /1.00%	9.92%	1/3/2028	$49,244	$(19,273)	$(21,756)	0.00%
Investment Banking & Brokerage
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.25% /0.75%	10.10%	6/30/2028	$713,280	$693,956	$713,280	0.10%
Cherry Bekaert Advisory LLC Amendment No. 1 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% /0.75%	10.10%	6/30/2028	2,167,996	2,143,784	2,156,180	0.32%
DOXA Insurance Holdings LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% /0.75%	10.56%	12/20/2030	411,414	409,327	411,414	0.06%
DOXA Insurance Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% /0.75%	10.06%	12/20/2030	497,838	497,838	497,838	0.07%

						$3,744,905	$3,778,712	0.55%
IT Consulting & Other Services
ACP Avenu Buyer, LLC Delayed TL	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.25% /1.00%	10.58%	10/2/2029	$273,422	$263,282	$273,422	0.04%
ACP Avenu Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.25% /1.00%	10.58%	10/2/2029	59,598	53,637	53,935	0.01%
ACP Avenu Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% /1.00%	10.58%	10/2/2029	1,549,615	1,514,663	1,516,855	0.22%
Alta Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% /1.00%	9.60%	12/21/2027	1,111,371	1,096,732	1,110,884	0.16%
Alta Buyer, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% /1.00%	9.60%	12/21/2027	574,168	574,342	568,427	0.08%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
IT Consulting & Other Services (continued)
Alta Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% /1.00%	9.60%	12/21/2027	3,771,516	3,722,666	3,717,380	0.54%
Aptean Acquiror Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.25% /0.75%	10.06%	1/30/2031	12,205	8,477	12,205	0.00%
Aptean Acquiror Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% /0.75%	0.50%	1/30/2031	—	(4,039)	—	0.00%
Aptean Acquiror Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% /0.75%	10.10%	1/30/2031	4,943,563	4,899,572	4,938,301	0.72%
Argano, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% /1.00%	1.00%	9/13/2029	—	(10,755)	(10,870)	0.00%
Argano, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% /1.00%	10.85%	9/13/2029	9,963,768	9,815,194	9,814,312	1.44%
Argano, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% /1.00%	0.50%	9/13/2029	—	(5,381)	(5,435)	0.00%
BCM One, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.60% /1.00%	9.45%	11/17/2027	4,678,631	4,658,393	4,678,631	0.69%
By Light Professional IT Services LLC Existing Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.98% /1.00%	12.18%	5/16/2025	1,881,005	1,869,758	1,881,005	0.28%
Enverus Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.50% /0.75%	10.35%	12/24/2029	25,877	20,552	25,877	0.00%
Enverus Holdings, Inc.Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% /0.75%	1.00%	12/24/2029	—	(1,755)	—	0.00%
Enverus Holdings, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% /0.75%	10.35%	12/24/2029	5,301,544	5,231,086	5,242,036	0.77%
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% /1.00%	1.00%	10/2/2029	—	—	—	0.00%
Guidepoint Security Holdings, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% /1.00%	10.85%	10/2/2029	300,347	300,347	300,347	0.04%
IG Investments Holdings, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% /0.75%	11.35%	9/22/2028	5,953,964	5,953,964	5,953,964	0.87%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.75% /1.00%	11.19%	7/26/2027	3,447,500	3,370,752	3,365,508	0.49%
Lighthouse Technologies Holding Corp. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% /1.00%	9.95%	4/30/2025	175,387	175,084	175,387	0.03%
Lighthouse Technologies Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% /1.00%	9.95%	4/30/2025	11,437,690	11,403,364	11,437,690	1.67%
Lighthouse Technologies Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% /1.00%	0.50%	4/30/2025	—	(1,256)	—	0.00%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% /1.00%	10.35%	6/15/2029	350,240	341,283	347,394	0.05%
Rural Sourcing Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% /1.00%	0.50%	6/15/2029	—	(6,113)	—	0.00%
Rural Sourcing Holdings, Inc. Tranche B Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% /1.00%	11.01%	6/15/2029	1,564,200	1,525,894	1,524,284	0.22%
Upstack Holdco Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% /0.75%	0.75%	8/22/2031	—	(15,362)	(15,625)	0.00%
Upstack Holdco Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% /0.75%	0.75%	8/22/2031	—	(12,317)	(12,500)	0.00%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% /0.75%	10.10%	8/23/2031	8,125,000	8,043,750	8,043,750	1.18%
VRC Companies, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.76% /1.00%	11.01%	6/29/2027	5,928,627	5,893,695	5,922,368	0.87%
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% /1.00%	11.00%	6/29/2027	1,619,889	1,611,614	1,619,889	0.24%

						$72,291,123	$72,479,421	10.61%
Leisure Facilities
Concert Golf Partners Holdco LLC Initial Term Loan (2022)	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 4.75% /0.75%	9.63%	4/1/2030	$4,936,869	$4,936,869	$4,848,354	0.71%
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% /1.00%	10.10%	4/27/2029	1,333,333	1,284,563	1,333,333	0.19%
Excel Fitness Holdings, Inc. Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% /0.75%	1.00%	4/27/2029	—	—	(21,885)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Leisure Facilities (continued)
Excel Fitness Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.10%	4/27/2029	3,316,667	3,246,819	3,316,634	0.49%

						$9,468,251	$9,476,436	1.39%
Leisure Products
BCI Burke Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.76% / 1.00%	10.37%	12/14/2027	$1,219,032	$1,212,624	$1,216,576	0.18%
KSKI Holdings 2, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 7.25% / 1.25%	11.85%	6/30/2028	4,950,000	4,829,750	4,712,702	0.69%
Painful Pleasures, LLC Term Loan fka Artifex	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 6.25% / 1.00%	10.86%	8/31/2026	1,203,485	1,202,230	1,196,530	0.18%
Painful Pleasures, LLC Third Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.61% / 1.00%	10.57%	8/31/2026	3,733,459	3,717,680	3,692,998	0.54%

						$10,962,284	$10,818,806	1.59%
Life Sciences Tools & Services
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.70%	12/30/2026	$2,608,239	$2,596,891	$2,586,390	0.38%
KL Charlie Acquisition Company Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.70%	12/30/2026	1,955,992	1,932,072	1,915,359	0.28%
KL Moon Acquisition, LLC 2024 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.75% / 1.00%	13.00%	2/1/2029	652,543	635,397	587,288	0.09%
KL Moon Acquisition, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.75% / 1.00%	13.00%	2/1/2029	1,636,071	1,615,178	1,472,464	0.21%
KL Moon Acquisition, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.75% / 1.00%	13.08%	2/1/2029	350,864	350,864	320,090	0.05%
RN Enterprises, LLC Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	10.95%	12/23/2025	5,048,307	5,027,224	5,001,759	0.73%

						$12,157,626	$11,883,350	1.74%
Metal & Glass Containers
Keg Logistics LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	11.47%	11/23/2027	$4,443,899	$4,392,359	$4,374,097	0.64%
Movies & Entertainment
Broadcast Music, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	10.87%	2/8/2030	$1,576,053	$1,570,117	$1,568,182	0.23%
Office Services & Supplies
Ergotron Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.85% / 0.75%	10.70%	7/6/2028	$4,937,028	$4,937,028	$4,937,028	0.72%
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.15% / 1.00%	10.75%	12/15/2026	553,401	513,434	524,434	0.08%
Forward Solutions, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	10.75%	12/15/2026	658,657	646,971	650,715	0.10%

						$6,097,433	$6,112,177	0.90%
Oil & Gas Equipment & Services
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.35% / 2.00%	12.20%	7/31/2028	$477,146	$453,592	$475,463	0.07%
Jones Industrial Holdings, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.35% / 2.00%	12.20%	7/31/2028	2,007,229	1,925,168	1,959,227	0.29%

						$2,378,760	$2,434,690	0.36%
Other Diversified Financial Services
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	10.32%	10/1/2027	$1,131,582	$1,123,524	$1,122,016	0.17%
Citrin Cooperman Advisors LLC 2022-2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 5.00% / 0.75%	10.32%	10/1/2027	3,811,498	3,740,524	3,768,292	0.55%
Convera International Financial S.a r.l. Incremental Term Loan	(1)(3)(4)(5)(7)(9)(10)	3M SOFR + 6.15% / 0.75%	10.75%	3/1/2028	2,962,500	2,911,314	2,893,802	0.42%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 1.00%	10.32%	6/15/2029	631,578	613,853	616,830	0.09%

						$8,389,215	$8,400,940	1.23%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Packaged Foods & Meats
Chef Merito, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.40% / 1.00%	11.48%	7/15/2028	$425,256	$414,697	$418,169	0.06%
Chef Merito, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.40% / 1.00%	11.48%	7/15/2028	425,256	414,697	418,169	0.06%
Chef Merito, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/15/2028	—	(8,446)	(5,675)	0.00%
Chef Merito, LLC First Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	11.01%	7/15/2028	2,564,751	2,497,751	2,531,084	0.37%
Chef Merito, LLC Second Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.75%	7/15/2028	1,138,698	1,116,849	1,119,059	0.16%
Demakes Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	12/12/2029	—	—	(21)	0.00%
Demakes Borrower, LLC Term B Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 0.75%	11.55%	12/12/2029	345,497	345,494	345,422	0.05%
Gastronome Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.15% / 1.00%	9.75%	11/18/2027	4,729,986	4,703,322	4,729,986	0.69%
Huron Bidco, INC. Incremental Term Loan B1 (KNPC Holdco)	(1)(2)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.99% / 1.00%	10/22/2029	738,881	730,124	697,788	0.10%
KNPC Holdco, LLC Term Loan	(1)(2)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	10.74% / 1.00%	10/22/2029	4,901,296	4,841,495	4,777,289	0.70%
Nellson Nutraceutical, LLC Term A-1 Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 1.00%	11.23%	12/23/2025	4,945,688	4,919,410	4,812,154	0.71%
Patriot Foods Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 0.00%	10.25%	12/24/2029	4,962,500	4,906,209	4,881,320	0.72%
Signature Brands, LLC Term Loan	(1)(2)(4)(5)(6)(7)(10)	1M SOFR + 14.82% / 1.75%	1.00% / 3.00%	5/4/2028	4,537,635	4,459,625	4,219,129	0.62%
Signature Brands, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.76% / 1.75%	12.10%	5/4/2028	259,007	256,035	244,503	0.04%
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	10.93%	2/9/2028	194,473	190,880	194,075	0.03%
ZB Holdco LLC 2023-1 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	10.25%	2/9/2028	154,641	151,869	152,301	0.02%

						$29,940,011	$29,534,752	4.33%
Paper Packaging
Arctic Holdco, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.95%	12/23/2026	$5,543,274	$5,543,274	$5,543,274	0.81%
Arctic Holdco, LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.10% / 1.00%	10.95%	12/23/2026	291,799	291,799	291,799	0.04%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 1	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.35% / 1.50%	11.46%	3/5/2027	2,722,500	2,668,748	2,672,579	0.39%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 2	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.35% / 1.50%	11.46%	3/5/2027	2,227,500	2,183,488	2,210,409	0.33%

						$10,687,309	$10,718,061	1.57%
Personal Products
Kinetic Purchaser, LLC—Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	11.08%	11/10/2027	$2,019,299	$1,957,987	$1,957,274	0.29%
Loving Tan Intermediate II Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	11.10%	5/31/2028	2,734,644	2,671,316	2,696,317	0.39%
Loving Tan Intermediate II Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 7.00% / 1.00%	11.60%	5/31/2028	103,704	96,700	103,704	0.02%
Phoenix YW Buyer, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	5/31/2030	—	(16,135)	(3,212)	0.00%
Phoenix YW Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.85%	5/31/2030	8,841,477	8,714,615	8,816,487	1.29%
RoC Holdco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.75%	11.33%	2/21/2031	4,246,660	4,208,942	4,172,667	0.61%
RoC Holdco LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	2/21/2030	—	(6,610)	(5,535)	0.00%

						$17,626,815	$17,737,702	2.60%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Pharmaceuticals
Bamboo US BidCo LLC Initial Delayed Draw Term Loan	(1)(2)(4)(5)(6)(7)(10)	3M SOFR + 10.13% / 1.00%	1.00% / 3.75%	9/30/2030	$52,059	$51,410	$52,059	0.01%
Bamboo US BidCo LLC Initial Dollar Term Loan	(1)(2)(4)(5)(7)(10)	3M SOFR + 3.38% / 1.00%	11.25% / 3.75%	9/30/2030	702,200	695,251	699,104	0.10%
Pet FLavor, LLC Term A Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.60%	12/15/2026	4,985,933	4,962,440	4,932,993	0.72%
PharmaLogic Holdings Corp. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/21/2030	—	(18,633)	(18,507)	0.00%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.85%	6/21/2030	7,390,803	7,281,866	7,280,569	1.07%
Sequon, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.26% / 1.00%	10.87%	12/29/2026	4,925,554	4,901,319	4,863,078	0.71%

						$17,873,653	$17,809,296	2.61%
Real Estate Development
Discovery SL Management, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.76%	3/18/2030	$1,741,250	$1,729,213	$1,719,277	0.25%
Discovery SL Management, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.76%	3/18/2030	291,574	289,773	291,332	0.04%
Discovery SL Management, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	3/18/2030	—	(1,183)	(1,008)	0.00%
Discovery SL Management, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	3/18/2030	—	(1,560)	(151)	0.00%
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 6.50% / 1.00%	6.50%	11/22/2028	—	—	—	0.00%

						$2,016,243	$2,009,450	0.29%
Real Estate Operating Companies
Associations, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	7/3/2028	$—	$(405)	$(1,122)	0.00%
Associations, Inc. Special Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.00% / 1.00%	0.00%	7/2/2028	—	(488)	(1,400)	0.00%
Associations, Inc. Term Loan A	(1)(2)(4)(5)(7)(10)	3M SOFR + 6.76% / 0.00%	12.00% / 2.50%	7/2/2028	6,989,206	6,951,919	6,934,226	1.02%

						$6,951,026	$6,931,704	1.02%
Real Estate Services
BBG, Inc. Initial Term Loan	(1)(2)(4)(5)(7)(10)	1M SOFR + 6.36% / 1.00%	23.80% / 5.75%	1/8/2026	$6,216,111	$5,987,763	$5,665,215	0.83%
Vacation Rental Brands, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/8/2031	—	(10,272)	(10,371)	0.00%
Vacation Rental Brands, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/8/2031	—	(9,137)	(9,218)	0.00%
Vacation Rental Brands, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	10.49%	9/8/2031	5,377,296	5,297,383	5,296,637	0.77%

						$11,265,737	$10,942,263	1.60%
Research & Consulting Services
Accordion Partners LLC Delayed Draw Term A Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 0.00%	11.10%	8/29/2029	$573,123	$565,964	$566,126	0.08%
Accordion Partners LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 0.75%	10.85%	8/29/2029	3,645,289	3,599,765	3,577,781	0.52%
Accordion Partners LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 1.00%	11.10%	8/31/2028	145,591	142,216	144,943	0.02%
Accordion Partners LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	11.57%	8/29/2029	435,576	430,219	434,064	0.06%
BDO USA, P.C. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 2.00%	10.85%	8/31/2028	4,950,000	4,866,029	4,836,468	0.71%
BNI Global, LLC Dollar Delayed Draw Term Loan (2021)	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	10.45%	5/1/2027	1,897,225	1,877,079	1,876,925	0.27%
BNI Global, LLC Initial Dollar Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	10.45%	5/1/2027	4,798,063	4,746,341	4,748,867	0.70%
BNI Global, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	5/1/2027	—	(2,750)	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Research & Consulting Services (continued)
CSG Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/29/2029	—	(2,703)	(14,182)	0.00%
CSG Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.25%	7/29/2029	5,512,500	5,444,619	5,439,730	0.80%
CSG Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/29/2029	—	(4,455)	(4,727)	0.00%
Ethos Risk Services, LLC Delayed Draw Term C Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.75% / 1.00%	0.75%	5/1/2027	—	(33,658)	(11,019)	0.00%
Ethos Risk Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.60%	5/1/2027	5,293,333	5,224,697	5,203,030	0.76%
First Legal Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.00%	0.75%	7/1/2031	—	(6,716)	(7,618)	0.00%
First Legal Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.85%	7/1/2030	186,139	179,549	178,713	0.03%
First Legal Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.85%	7/1/2031	5,118,816	5,083,197	5,077,976	0.74%
Gerson Lehrman Group, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% / 1.00%	10.00%	12/13/2027	4,974,490	4,891,332	4,971,131	0.73%
Liberty Purchaser, LLC Delayed Draw Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 0.75%	11.66%	11/22/2029	1,177,400	1,177,400	1,177,400	0.17%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 0.75%	11.66%	11/22/2029	4,205,817	4,205,817	4,205,817	0.62%
ManTech International Corporation 2024 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	10.25%	9/14/2029	4,214,317	4,213,702	4,214,317	0.62%
ManTech International Corporation Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	9/14/2029	—	(69,701)	—	0.00%
Sagebrush Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	7/16/2031	—	(11,272)	—	0.00%
Sagebrush Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	10.10%	7/11/2031	6,707,328	6,609,292	6,606,750	0.97%
Smartronix, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.10% / 1.00%	10.35%	11/23/2028	4,949,109	4,938,409	4,891,450	0.72%
SourceHOV Tax, LLC Initial Term A Loan	(1)(2)(3)(4)(5)(7)(11)	6M SOFR + 6.01% / 1.00%	10.62%	4/6/2028	4,924,433	4,893,905	4,668,126	0.68%
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	9/18/2027	—	(6,884)	(6,910)	0.00%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.59%	9/18/2027	4,867,936	4,819,469	4,819,257	0.70%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.59%	9/18/2027	4,867,936	4,819,469	4,819,257	0.70%

						$72,590,331	$72,413,672	10.60%
Restaurants
Ampler Qsr Holdings LLC 2024 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	11.48%	7/21/2027	$5,127,150	$5,087,363	$5,076,963	0.74%
Soft Drinks
Refresh Buyer, LLC Delayed Term Loan (Sunny Sky Products)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.25% / 0.75%	8.85%	12/23/2028	$4,924,623	$4,891,665	$4,888,473	0.72%
Specialized Consumer Services
3 Step Sports LLC Delayed Draw Term Loan	(1)(2)(4)(5)(6)(7)(10)	3M SOFR + 8.00% / 1.00%	1.50% / 1.50%	10/2/2029	$148,829	$138,539	$148,829	0.02%
3 Step Sports LLC Initial Term Loan	(1)(2)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	13.33% / 1.50%	10/2/2029	682,023	668,504	670,462	0.10%
Anderson Group Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.76% / 1.00%	10.01%	12/25/2028	4,936,709	4,908,504	4,909,791	0.72%
Any Hour LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.50%	10.28%	5/23/2030	201,055	184,887	198,977	0.03%
Any Hour LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.50%	10.12%	5/23/2030	332,468	317,744	317,510	0.05%
Any Hour LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.50%	9.60%	5/23/2030	7,099,091	6,995,844	6,996,890	1.02%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

		Reference	Cash Interest						Percentage
		Rate	Rate /	Maturity	Outstanding				of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*		Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Specialized Consumer Services (continued)
Arcticom Group Delayed Draw Term Loan	(1)(2)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	12.70% / 4.00%	12/22/2027	46,252		46,026	46,252	0.01%
Arcticom Group Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.00% / 0.00%	0.00%	12/31/2049	—		—	(201)	0.00%
Arcticom Group Term Loan	(1)(2)(4)(5)(7)(10)	3M SOFR + 7.50% / 1.00%	12.35% / 4.00%	12/22/2027	197,368		196,438	197,368	0.03%
Arcticom Group Third Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 3.50% / 0.00%	8.70%	12/31/2049	49,325		48,417	48,412	0.01%
KL Stockton Intermediate II, LLC PIK Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 13.00% / 0.50%	13.00%	5/23/2031	1,842,674		1,808,040	1,807,035	0.26%
Modigent, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.50% / 0.75%	11.82%	8/23/2028	127,084		127,084	127,084	0.02%
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	1M SOFR + 5.50% / 1.00%	10.62%	12/1/2027	444,528		435,241	422,701	0.06%
W. A. Kendall And Company, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.93% / 1.00%	11.22%	4/22/2030	2,992,500		2,956,731	2,953,829	0.43%
W.A. Kendall and Company, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.05% / 1.00%	11.07%	4/22/2028	4,922,372		4,892,043	4,835,503	0.71%

							$23,724,042	$23,680,442	3.47%
Specialty Chemicals
Charkit Chemical Company, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.03% / 1.00%	9.63%	12/29/2026	$4,267,616		$4,245,106	$4,261,863	0.62%
Rocket BidCo, Inc. Term Loan (Recochem)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	11.00%	11/1/2030	11,250,000		11,031,782	11,035,374	1.62%

							$15,276,888	$15,297,237	2.24%
Specialty Stores
Saldon Holdings, Inc. Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.95%	3/13/2026	$599,961		$599,961	$599,945	0.09%
Saldon Holdings, Inc. Initial DD T L Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	3/13/2026	—		—	(3)	0.00%

							$599,961	$599,942	0.09%
Systems Software
ACP Falcon Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	8/1/2029	$—	$	(7,142)	$—	0.00%
ACP Falcon Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.83%	8/1/2029	2,152,074		2,099,494	2,116,444	0.31%
Computer Services, Inc. 2024-1 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	10.27%	11/15/2029	517,103		508,646	517,103	0.08%
Computer Services, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	11/15/2029	—		—	—	0.00%
ES Ventures LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.33%	12/13/2028	1,327,809		1,312,833	1,312,872	0.19%
ES Ventures LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.33%	12/13/2028	935,463		924,911	924,940	0.13%

							$4,838,742	$4,871,359	0.71%
Technology Distributors
Thames Technology Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	11.57%	8/31/2029	$788,644		$779,286	$787,818	0.12%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.57%	8/31/2029	5,000,000		4,928,601	4,936,433	0.72%
Thames Technology Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	11.57%	8/31/2029	3,388,486		3,288,954	3,285,140	0.48%
Thames Technology Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2029	—		—	(4,170)	0.00%

							$8,996,841	$9,005,221	1.32%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Trading Companies & Distributors
AFC-Dell Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.35%	4/9/2027	$2,152,245	$2,124,213	$2,129,334	0.31%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.86%	10/24/2030	1,109,456	1,078,160	1,097,785	0.16%
Apex Service Partners, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.86%	10/24/2030	4,661,384	4,548,038	4,600,152	0.67%
Apex Service Partners, LLC Incremental Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.86%	10/24/2030	406,349	386,101	386,101	0.06%
Apex Service Partners, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.00%	9.86%	10/24/2029	145,078	141,184	141,291	0.02%
Hultec Buyer, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.65% / 1.00%	11.71%	3/31/2029	4,936,739	4,841,103	4,816,659	0.70%
Red Fox CD Acquisition Corparation Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	11.33%	3/4/2030	6,965,000	6,835,859	6,876,065	1.01%
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	12/28/2029	—	—	(1,968)	0.00%
SureWerx Purchaser III, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.85%	12/28/2029	2,061,326	2,045,243	2,060,626	0.30%
Trench Plate Rental Co. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	10.20%	12/3/2026	5,393,103	5,393,103	5,393,103	0.79%
Trench Plate Rental Co. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.60% / 1.00%	10.20%	12/3/2026	455,172	455,172	455,172	0.07%

						$27,848,176	$27,954,320	4.09%
Trucking
EVDR Purchaser, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 0.75%	1.00%	2/14/2031	$—	$(12,644)	$—	0.00%
EVDR Purchaser, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	2/14/2031	—	(15,018)	—	0.00%
EVDR Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	10.10%	2/14/2031	4,779,902	4,690,949	4,704,838	0.69%

						$4,663,287	$4,704,838	0.69%

Total First Lien Senior Secured						$1,169,754,392	$1,169,627,763	171.28%

Second Lien Senior Secured
Insurance Brokers
SageSure Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.26% / 0.00%	10.21%	1/28/2030	$4,483,545	$4,437,569	$4,437,253	0.65%
Collateralized Loan Obligations Warehouses Asset Management & Custody Banks
CIFC Stone Warehouse II Ltd.	(1)(2)(3)(4)(5)(7)(8)	N/A / N/A	N/A	N/A	$—	$6,630,000	$6,630,000	0.97%

Total Non-Controlled, Non-Affiliated Debt Investments						$1,180,821,961	$1,180,695,016	172.90%

Non-Controlled, Non-Affiliated Private Credit Funds
Limited Partnership Interests
Asset Management & Custody Banks
APD VOR Debt, LP	(1)(2)(6)(13)(14)(15)	N/A	N/A	N/A	—	$3,638,926	$3,578,926	0.52%
Castlelake Consumer Receivables Opportunity III, L.P. Fund	(1)(2)(6)(13)(14)(16)	N/A	N/A	N/A	—	4,439,481	4,437,423	0.65%
Fidelity Evergreen Private Credit Fund LP	(1)(2)(6)(13)(14)(17)	N/A	N/A	N/A	—	14,485,810	16,254,497	2.38%

						$22,564,217	$24,270,846	3.55%

Total Non-Controlled, Non-Affiliated Private Credit Funds						$22,564,217	$24,270,846	3.55%

Total Investments						$1,203,386,178	$1,204,965,862	176.45%

Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio—Institutional Class	(1)(2)(3)	N/A	N/A	N/A	N/A	$15,183,977	$15,183,977	2.22%
Other cash accounts						10,039,603	10,039,603	1.47%

Total Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents						$25,223,580	$25,223,580	3.69%

Total Investments and Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents						$1,228,609,758	$1,230,189,442	180.14%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2024

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

(7)
The investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2024. The interest rate disclosed is based on the reference rate as of the last reset date which may differ from the reference rate as of September 30, 2024. As of September 30, 2024, effective rates for 1 Month (“M”) S, 3M S and 6M S, are 5.163%, 5.309% and 5.367%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2024. Certain investments are subject to a SOFR floor and have been provided.

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
(14)
Private
cre
d
i
t funds are generally issued in private placement transactions and as such are generally restricted to resale. There are no circumstances that could cause a lapse in the restriction to resale. Each investment may have been purchased on various dates and for different amounts. Total fair value of restricted private cr
e
dit
 funds as of September 30, 2024 was
$24,270,846 or 3.55% of net assets.

(15)	Investment was acquired on January 18, 2024.
(16)	Investment was acquired on June 26, 2024.
(17)	Investment was acquired on May 22, 2024.
(18)	Designates that the investment is pledged under the secured borrowings.

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
Consolidated Schedule of Investments – (Continued)
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
Consolidated Schedule of Investments – (Continued)
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

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2023

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Electrical Components & Equipment
Inventus Power, Inc. Revolvin g Lo an	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	6/30/2025	$—	$(8,861)	$(9,343)	0.00%
Inventus Power, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.61% / 1.00%	12.97%	6/30/2025	3,127,904	3,050,104	3,045,797	0.91%
Wildcat Buyerco, Inc. Increme ntal Delayed Draw Term Loan (NSI Industries)	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.75% / 0.00%	11.13%	2/26/2027	36,916	36,604	36,598	0.01%
Wildcat Buyerco, Inc. Increment al Ter m Loan (NSI Industries)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	11.13%	2/27/2027	245,120	243,046	243,012	0.07%

						$3,320,893	$3,316,064	0.99%
Electronic Equipment & Instruments
Fortis Payment Systems, LLC Initial T erm Loan	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 5.25% / 1.00%	10.70%	2/13/2026	$4,954,836	$4,939,323	$4,937,177	1.48%
REE Holdings III Corp. Term Loan ( Rees Scientific Corporation)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	10.35%	11/4/2028	4,962,406	4,900,234	4,922,576	1.48%

						$9,839,557	$9,859,753	2.96%
Environmental & Facilities Services
Rotolo Consultants, Inc. Closing D ate Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 7.71% / 1.00%	13.10%	12/20/2026	$3,176,071	$3,102,508	$3,101,878	0.93%
Food Distributors
Costanzo’s Bakery, LLC Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.90% / 1.00%	11.25%	6/18/2027	$2,992,389	$2,941,428	$2,941,428	0.88%
Health Care Distributors
Refocus Management Services, LLC De layed Draw Term B Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.10% / 1.00%	12.45%	12/30/2026	$4,333,333	$4,282,361	$4,292,365	1.29%
Health Care Equipment
Life Science Intermediate Holdings , LLC Delayed Draw Dollar Term Loan D	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.00%	11.96%	6/10/2027	$5,000,000	$5,000,000	$4,987,123	1.50%
Medical Device Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 1.00%	11.95%	7/11/2029	4,433,333	4,338,788	4,344,637	1.30%
Medical Device Inc. Revolving L oa n	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 6.50% / 1.00%	0.00%	7/11/2029	—	—	(10,423)	0.00%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.50% / 0.00%	11.96%	12/4/2024	5,000,000	4,916,688	4,932,650	1.48%
SunMed Group Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.75%	10.96%	6/16/2028	4,974,555	4,859,410	4,862,377	1.46%

						$19,114,886	$19,116,364	5.74%
Health Care Facilities
Community Care Partners, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.11% / 1.00%	11.47%	6/10/2026	$1,992,651	$1,983,867	$1,972,581	0.59%
Community Care Partners, LLC De layed Draw Term B Loan	(1)(2)(3)(4)(5)(7)(8)(12)	1M SOFR + 0.00% / 1.00%	0.00%	6/10/2026	—	(1,255)	(1,681)	0.00%
Hanger, Inc. Amendment No. 2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.61%	10/3/2028	1,162,279	1,131,929	1,130,952	0.34%
Hanger, Inc. Incremental D ela yed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	10/3/2028	—	(10,079)	—	0.00%

						$3,104,462	$3,101,852	0.93%
Health Care Services
CPS Group Holdings, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.76%	6/1/2028	$5,000,000	$5,000,000	$5,000,000	1.50%
CVAUSA Management, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.88%	5/522/2029	1,979,970	1,966,810	1,968,705	0.59%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
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

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2023

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Hotels, Resorts & Cruise Lines
Pyramid Management Advisors, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% /1.25%	12.41%	1/19/2027	$4,974,937	$4,927,593	$4,927,080	1.48%
Household Appliances
WF Enterprises, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.35% / 1.00%	9.70%	11/9/2027	$4,578,187	$4,548,322	$4,555,083	1.37%
Housewares & Specialties
Axis Portable Air, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% /1.00%	11.25%	3/22/2028	$881,575	$872,825	$872,767	0.26%
Axis Portable Air, LLC Delayed Draw Term Loan Fifth Amendment	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.85% /1.00%	11.20%	3/28/2028	1,377,461	1,341,456	1,284,671	0.38%

						$2,214,281	$2,157,438	0.64%
Human Resource & Employment Services
Zenith American Holding, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 0.00%	10.50%	12/13/2024	$4,959,003	$4,956,103	$4,959,003	1.49%
Industrial Machinery
Orion Group HoldCo, LLC Term Loan (Astra Services Partners)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	11.61%	3/19/2027	$4,449,655	$4,426,141	$4,424,013	1.33%
P.T. International LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.00%	10.04%	6/30/2027	4,987,374	4,957,493	4,931,732	1.48%
Sonny’s Enterprises, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.90% / 1.00%	12.27%	8/5/2028	384,000	371,383	384,000	0.12%
Sonny’s Enterprises, LLC Restatement Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.90% / 1.00%	12.28%	8/5/2028	4,079,157	4,024,623	4,034,480	1.21%
Tank Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 0.75%	11.21%	3/31/2028	4,974,747	4,899,481	4,897,706	1.47%

						$18,679,121	$18,671,931	5.61%
Insurance Brokers
Alera Group, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	11/17/2025	$—	$ (19,920)	$(19,920)	-0.01%
Integrity Marketing Acquisition, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.02% / 0.75%	11.41%	8/27/2026	2,876,780	2,845,655	2,856,337	0.86%
Keystone Agency Partners LLC Term A Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 5.65% / 1.00%	11.00%	5/3/2027	2,992,370	2,948,222	2,947,994	0.88%
Oakbridge Insurance Agency LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	11.09%	11/1/2029	453,996	450,909	450,909	0.14%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	11/1/2029	—	—	—	0.00%
Peter C. Foy & Associates Insurance Services, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 0.75%	11.86%	11/1/2028	2,493,750	2,439,702	2,439,029	0.73%
Peter C. Foy & Associates Insurance Services, LLC Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.75%	0.00%	11/1/2028	—	—	—	0.00%

						$8,664,568	$8,674,349	2.60%
Interactive Home Entertainment
Five Star Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.10% / 1.50%	12.46%	2/23/2028	$55,696	$47,988	$47,943	0.01%
Track Branson OpCo, LLC, The Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.10% / 1.50%	12.46%	2/23/2028	1,639,892	1,595,787	1,594,524	0.48%
Track Branson Opco, LLC, The Revolving Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.50%	0.00%	2/23/2028	—	(6,211)	—	0.00%

						$1,637,564	$1,642,467	0.49%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
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
Consolidated Schedule of Investments – (Continued)
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
Consolidated Schedule of Investments – (Continued)
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
Consolidated Schedule of Investments – (Continued)
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
Consolidated Schedule of Investments – (Continued)
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
September 30, 2024
1. Organization
StepStone Private Credit Fund LLC (collectively with its consolidated subsidiaries, the “Company”) is a Delaware limited liability company which was formed on September 26, 2022 and operates as an externally managed, non-diversified
closed-end
management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company elected to be treated as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to maintain its qualification as a RIC annually thereafter. The liability of each member of the Company is limited to the value of capital contributed of such member in accordance with the provisions of the Company’s Limited Liability Company Agreement.
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
the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company has consolidated the results of the Company’s direct and indirect wholly-owned subsidiaries,

3
8

SPV Facility I LLC (“SPV Facility I”), StepStone Great Lakes SPV Facility II LLC (“SPV Facility II”), Stepstone SPV Facility III LLC (“SPV Facility III”), StepStone SPV Facility IV Intermediate Holdco LLC (“SPV Facility IV Intermediate Holdco”) and Stepstone SPV Facility IV LLC (“SPV Facility IV”) all of which are bankruptcy remote special purpose vehicles (“SPVs”) organized as Delaware limited liability companies. SPV Facility I, SPV Facility II, SPV Facility III, SPV Facility IV Intermediate Holdco and
SPV Faci
lity IV were established to be utilized in connection with existing or future secured revolving credit facilities or other secured financing arrangements whereby creditors have a claim on the relevant SPV’s assets prior to those assets becoming available to the Company. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries
have been eliminated in consolidation.
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

3
9

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
Each private credit investment is assigned an internal credit rating. The ratings are based on available fundamental information and used in conjunction with market inputs to create an estimate of fair value. The ratings are updated when updated fundamental information is available. For debt investments with higher ratings, no additional steps are taken, but assets with lower internal credit ratings are considered for additional or alternative procedures for obtaining a fair value, which will include, but are not limited to, a review of additional market inputs and performance and other relevant information on comparable assets.
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
Secured Borrowings
Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying consolidated statements on assets and liabilities as secured borrowings. Premiums payable are separately reported as accrued interest.
Revenue Recognition
Securities transactions are recorded as of the trade date for financial reporting purposes. Realized gains and losses from securities sold are recorded on the identified cost basis. Dividend income, if any, is recorded on the ex-dividend
date.

4
0

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
Loans are generally placed on
non-accrual
status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off
by reversing interest income in the period when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. None of the Company’s investments in the consolidated financial statements as of September 30, 2024 and December 31, 2023 have defaulted or are on non-accrual
status.
The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, administration and amendment fees, some of which are paid to the Company on an ongoing basis. These fees, if any, are recognized as earned as a component of “fee income” on the consolidated statements of operations. No such fee income was recorded for the nine months ended September 30, 2024.
Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, unamortized syndication fees, unamortized commitment fees and unamortized discounts are recorded as interest income. The Company had prepayments that resulted in the $1,155,317 in the foregoing fees for the nine months ended September 30, 2024.
The Company may have investments that contain
payment-in-kind
(“PIK”) provisions. PIK income, computed at the contractual rate specified in the Company investment agreement, is added to the principal balance of the investment and collected upon repayment of the outstanding principal, and recorded as interest income on the consolidated statements of operations. The Company prospectively ceases recognition of PIK income and the associated principal balance if such amounts and balances are deemed to be doubtful of collection. For investments with PIK income, the Company calculates interest income accruals based on the principal balance including any PIK.
When a PIK investment is placed on
non-accrual
status, the accrued, uncapitalized interest is reversed through interest income. To maintain the Company’s status as a RIC, this non-cash
source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.
For the Company’s secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the consolidated statements of operations.
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

4
1

Restricted cash and restricted cash equivalents include amounts that are collected and are held in connection with assets securing certain of the Company’s financing transactions. Restricted cash and restricted cash equivalents are restricted for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.
Income Taxes
The Company elect
ed
to be treated as a RIC under the Code and intends each year to qualify and be eligible to be treated as such, so that it generally will not be subject to U.S. federal income tax on its net investment income or net short-term or long-term capital gains, that are distributed (or deemed distributed, as described below) to shareholders. In order to qualify and be eligible for such treatment, the Company must meet certain asset diversification tests, derive at least 90% of its gross income for such year from certain types of qualifying income, and distribute to its shareholders at least 90% of its “investment company taxable income” as that term is defined in the Code (which includes, among other things, dividends, taxable interest and the excess of any net short-term capital gains over net long-term capital losses, as reduced by certain deductible expenses).
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year
period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2024, the Company did not incur any excise tax.
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
(“ASC Topic 740”). ASC Topic 740 provides
 guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not
threshold that would result in a tax benefit or expense to the Company would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2024 and December 31, 2023. During the three and nine months ended September 30, 2024, the Company did not incur any interest or penalties.
The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. Tax year 2023 is open to examination.
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
The Company has adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, unless shareholders elect to “opt out” of the DRIP, shareholders will have their dividends or distributions automatically reinvested in additional Shares, rather than receiving cash. Shareholders who receive distributions in the form of Shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those shareholders will not receive cash with which to pay any applicable taxes.

4
2

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
Advisory Agreement
Pursuant to the terms of the Advisory Agreement, the Advisor manages the Company’s day-to-day
operations and provides the Company with investment advisory and management services. The Advisor is a wholly-owned subsidiary of StepStone Group Private Debt AG (f/k/a Swiss Capital Alternative Investments AG), which is a member of the StepStone Group LP (“StepStone Group”). StepStone Group makes certain personnel and resources available to the Advisor pursuant to the terms of a resource sharing agreement (the “Resource Sharing Agreement”).
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
For the three and nine months ended September 30, 2024, the Company incurred a Base Management Fee of $1,664,062 and $3,924,455, respectively. For the period from April 3, 2023 (commencement of operations) to September 30, 2023, the Advisor permanently waived the Base Management Fee.

4
3

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

For the three and nine months ended September 30, 2024, the Company incurred Income Incentive Fee of $1,341,691 and $3,359,974, respectively. For the period from April 3, 2023 (commencement of operations) to September 30, 2023, the Advisor permanently waived the Income Incentive Fee.
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
For the three and nine months ended September 30, 2024, the Company accrued a Capital Gains-Based Incentive Fee of $192,969 and $147,663, respectively, under U.S. GAAP. For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, no Capital Gains-Based Incentive Fee was accrued.

4
4

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
For the three and nine months ended September 30, 2024, the Company incurred an Administration Fee of $496,780 and $1,178,654, respectively. For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, the Company incurred an Administration Fee of $159,876 and $200,700, respectively.
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

4
5

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
For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Advisor incurred Other Operating Expenses of $1,075,628, and organizational costs of $1,296,462, on behalf of the Company, all subject to recoupment pursuant to the terms of the Amended Expense Limitation Agreement. For the three and nine months ended September 30, 2024, the Company made recoupment payments to the Advisor of $607,578 and $747,432 (net of $24,357 of expenses the Advisor incurred on behalf of the Company), respectively. See Note 8 for further information, including the balance of amounts subject to recoupment payments to be made by the Company to the Advisor as of September 30, 2024 and as of December 31, 2023.
Other Related Party Transactions
During the three and nine months ended September 30, 2024, StepStone Private Credit Fund SP, a segregated portfolio (the “Segregated Portfolio”) of StepStone Private Credit Platform (Cayman) SPC, a Cayman Islands exempted company with limited liability and registered with the Cayman Islands Monetary Authority as a segregated portfolio company, who shares the same investment advisor as the Company, purchased 4,511,776 and 12,585,044, respectively, Shares from the Company in exchange for aggregate proceeds totaling $54,780,000 and $265,187,899, respectively. For the three and nine months ended September 30, 2024, the Segregated Portfolio received 295,247 and 829,704, respectively, of Shares in connection with reinvestments under the Company’s DRIP, which Shares represented distributions in amounts equal to $7,635,436 and $21,417,195, respectively. As of September 30, 2024 and December 31, 2023, $680,019,934 and $329,059,895, respectively, or 99.6% and 98.7%, respectively, of the outstanding Shares are held indirectly through the Segregated Portfolio.
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
As of September 30, 2024 and December 31, 2023, the Company had an outstanding principal balance under the MassMutual SPV I Facility of $206,000,000 and $154,500,000, respectively. For the three and nine months ended September 30, 2024, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.41% and 8.54%, respectively. For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.44% and 8.39%, respectively. For the three and nine months ended September 30, 2024, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility were $134,326,087 and $142,970,803, respectively. For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility was $82,250,000 and $52,759,669, respectively.
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
As of September 30, 2024 and December 31, 2023, the Company had an outstanding principal balance under the BMO SPV II Credit Facility of $100,670,535 and $93,870,535, respectively, in connection with investments purchased through participation agreements from BMO. For the three and nine months ended September 30, 2024, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.88% and 7.84%, respectively. For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.75% and 7.68%, respectively. For the three and nine months ended September 30, 2024, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $100,670,535 and $99,371,265, respectively. For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility was $93,482,048 and 86,374,877, respectively.
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
Borrowing
s under the Wells Fargo SPV III Credit Facility will generally bear interest at a rate per annum equal to Daily Simple SOFR plus a margin of
2.65
%, with a
0.0
% floor on Daily Simple SOFR. Amounts available for borrowing under the Wells Fargo SPV III Credit Facility are subject to a borrowing base that applies different advance rates to different types of assets held by SPV Facility III and are subject to limitations with respect to the loans securing the Wells Fargo SPV III Credit Facility, which may affect the borrowing base and therefore amounts available to borrow under the Wells Fargo SPV III Credit Facility. The Wells Fargo SPV III Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility III and a pledge over 100% of the Company’s equity interest in SPV Facility III.
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
As of September 30, 2024, the Company had an outstanding principal balance under the Wells Fargo SPV III Credit Facility of $210,000,000. As of December 31, 2023, the Company had no outstanding principal balance under the Wells Fargo SPV III Credit Facility. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company had no borrowing activity under the Wells Fargo SPV III Credit Facility. For the three and nine months ended September 30, 2024, the Company’s borrowings under the Wells Fargo SPV III Credit Facility bore interest at a weighted average interest rate of 7.96% and 7.97%, respectively. For the three and nine months ended September 30, 2024, the daily average amount of outstanding borrowings under the Wells Fargo SPV III Credit Facility was $178,853,261 and $128,667,279, respectively.
Atalaya Capital Management LP
Effective April 19, 2024, the Company, through its subsidiary SPV Facility IV, may from time-to-time
purchase or originate loans and sell a participation in all or a portion of such loans to Macquarie Bank Limited and its affiliates (“Macquarie”), and concurrently with entering into such participation arrangement, agree to repurchase, or otherwise pay for the termination of, within 90 days, such participation arrangement. SPV Facility IV may have obligations to repurchase assets arising from such transactions that collectively have an aggregate principal amount at any one time outstanding of up to
$
100,000,000
. In connection therewith, for repurchase transactions entered into by the Company, certain affiliates of Atalaya Capital Management LP will guarantee such repurchase transactions in an aggregate principal amount at any time outstanding not to exceed
$
100,000,000
subject to certain terms and conditions. The agreement to guarantee such repurchases has a term of one year that can be extended on the consent of both parties. SPV Facility IV will pay the guarantors any accrued interest, whether in the form of cash or payment in kind in accordance with the underlying payment terms for each loan during the guaranty period, less any interest, fees, expenses, indemnification payments and other similar compensation or reimbursements paid, or accrued and unpaid, to Macquarie as required under the participation documents for such loan. The amounts paid to Macquarie are determined at the time of the transaction and there is no obligation of Macquarie or the Company to utilize this arrangement in any way. For the three and nine months ended September 30, 2024, the Company entered into one secured borrowing in the amount of
$
6,435,000
with Macquarie.
For the three and nine months ended September 30, 2024, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility (the “Lines of Credit”) amounted to 8.24% and
8.29
%, respectively. The Company’s aggregate daily average amount of borrowings under the Lines of Credit for the three and nine months ended September 30, 2024 amounted to $413,849,883 and
$370,070,170
, respectively.
The following table provides a summary of the interest expense incurred by the Company for the noted periods:

	Three Months Ended	Three Months Ended	Nine Months Ended	For the Period from April 3, 2023 (commencement of operations) to
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Coupon Interest	$8,748,299	$3,654,215	$23,847,647	$5,257,290
Amoritization of debt issuance costs	472,051	205,808	1,104,462	205,808

Total	$9,220,350	$3,860,023	$24,952,109	$5,463,098

The Lines of Credit each include customary affirmative and negative covenants, including financial covenants requiring the Company to maintain a minimum shareholders’ equity and asset coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

4
8

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
non-controlled,
non-affiliated;
non-controlled,
affiliated; or controlled investments.
Direct Loans
The Company’s direct loans primarily include secured debt (including first lien senior secured and second lien senior secured), but may also include unsecured debt (including senior unsecured and subordinated debt) and mezzanine loans, as well as broadly syndicated loans and club deals (generally investments made by a small group of investment firms). First lien senior secured debt has first claim to any underlying collateral of a loan, second lien senior secured debt is secured but subordinated in payment and/or lower in lien priority to first lien holders, and unitranche loans are secured loans that combine both senior and subordinated debt into one tranche of debt, generally in a first lien position. In connection with a direct loan, the Company may receive non-cash
income features, including PIK interest and OID.
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
Private Credit Funds
Private credit funds are investment funds that primarily invest in or acquire non-marketable
private credit investments. Investments in private credit funds are reported in the consolidated statements of assets and liabilities generally equal to the Company’s proportionate share of the net assets of the private credit funds, as represented by its reported capital account balance provided by the general partner or investment manager of the private credit funds.
Private credit funds normally do not have readily available market prices and therefore will be fair valued according to the Valuation Procedures at each determination date. Ordinarily, the fair value of the Company’s investment in a private credit fund is based on the NAV of the investment reported by its investment manager (“Investment Manager”). If the Advisor determines that the most recent NAV reported by the Investment Manager does not represent fair value or if the Investment Manager fails to report a NAV to the Company, a fair value determination is made by the Advisor in accordance with the Valuation Procedures. In making that determination, the Advisor will consider whether it is appropriate, in light of all relevant circumstances, to value such investment at the NAV last reported by its Investment Manager, or whether to adjust such NAV to reflect a premium or discount (adjusted NAV). The NAVs or adjusted NAVs are net of management fees and performance/incentive fees (carried interest) payable by the private credit fund investees pursuant to their respective organizational documents.

Cost represents capital contributions made by the Company, less return of capital proceeds received from such private credit funds. As of September 30, 2024 and December 31, 2023, the Company had remaining unfunded commitments of $
15,978,118
and $
0
, respectively, to
private credit funds.
Distributions received from private credit funds occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received in cash or in-kind, including return of capital, realized gains, interest income and dividend income, is based on information received from the Investment Manager of the private credit funds. Dividend income and interest income are recorded on a trade date and accrual basis.
The value assigned to the investments in private credit funds is based on available information and does not necessarily represent amounts that might be realized, since such amounts depend on future circumstances and cannot reasonably be determined until the underlying investments are actually liquidated. The capital account value in the private credit funds, as reported, may be adjusted to reflect the Advisor’s estimate of fair value. In determining whether valuation adjustments are appropriate, factors assessed include but are not limited to, reviewing the private credit funds’ compliance with U.S. GAAP and valuation procedures in place, current performance and market conditions. The Advisor will consider such information and consider whether it is appropriate, in light of all relevant circumstances, to value the private credit funds at their capital account balance as reported, or adjust such value. NAV as a practical expedient will not be used if it is probable that the Company will sell a portion of its investment at an amount different from NAV.
The Advisor has, as a practical expedient, estimated fair value of the private credit funds within its scope using the NAV (or its equivalent) as of the reporting measurement date, as further discussed under “Fair Value Measurement.” The Advisor’s estimates of fair value may differ from the fair value that would have been used had a ready market price existed for the investments, and such differences could be material.
Investments at fair value and cost consisted of the following as of September 30, 2024:

	September 30, 2024
		% of Total		% of Total
	Cost	Investments	Fair Value	Investments	% of Net Assets
First Lien Senior Secured	$1,169,754,392	97.20%	$1,169,627,763	97.07%	171.28%
Second Lien Senior Secured	4,437,569	0.37%	4,437,253	0.37%	0.65%
CLO Warehouse	6,630,000	0.55%	6,630,000	0.55%	0.97%
Private Credit Funds	22,564,217	1.88%	24,270,846	2.01%	3.55%

Total investments	$1,203,386,178	100.00%	$1,204,965,862	100.00%	176.45%

Investments at fair value and cost consisted of the following as of December 31, 2023:

	December 31, 2023
	Amortized	% of Total		% of Total
	Cost	Investments	Fair Value	Investments	% of Net Assets
First Lien Senior Secured	$532,363,603	94.03%	$531,616,973	94.03%	159.46%
Second Lien Senior Secured	4,469,481	0.79%	4,493,852	0.79%	1.35%
CLO Warehouse	29,250,000	5.17%	29,250,000	5.17%	8.77%

Total investments	$566,083,084	99.99%	$565,360,825	100.00%	169.58%

The industry composition of investments as a percentage of total investments based on cost and fair value and as a percentage of net assets based on fair value as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024			December 31, 2023
	% of Total Investments Based on Cost	% of Total Investments Based on Fair Value	% of Net Assets Based on Fair Value	% of Total Investments Based on Amortized Cost	% of Total Investments Based on Fair Value	% of Net Assets Based on Fair Value
Advertising	0.45%	0.45%	0.79%	0.86%	0.87%	1.47%
Aerospace & Defense	2.35%	2.35%	4.15%	1.75%	1.75%	2.98%
Air Freight & Logistics	1.20%	1.17%	2.06%	1.73%	1.67%	2.82%
Alternative Carriers	0.41%	0.41%	0.73%	0.88%	0.88%	1.50%
Apparel Retail	0.82%	0.82%	1.44%	0.00%	0.00%	0.00%
Application Software	7.15%	7.16%	12.64%	4.49%	4.50%	7.62%
Asset Management & Custody Banks	5.55%	5.69%	10.03%	6.61%	6.62%	11.22%
Auto Parts & Equipment	1.90%	1.90%	3.36%	1.21%	1.22%	2.06%
Automobile Manufacturers	0.44%	0.44%	0.78%	0.88%	0.88%	1.49%
Building Products	1.17%	1.16%	2.05%	1.78%	1.79%	3.03%
Commodity Chemicals	0.41%	0.41%	0.72%	0.87%	0.87%	1.47%

	September 30, 2024			December 31, 2023
	% of Total Investments Based on Cost	% of Total Investments Based on Fair Value	% of Net Assets Based on Fair Value	% of Total Investments Based on Amortized Cost	% of Total Investments Based on Fair Value	% of Net Assets Based on Fair Value
Communications Equipment	0.53%	0.53%	0.93%	0.00%	0.00%	0.00%
Construction & Engineering	7.52%	7.51%	13.26%	3.44%	3.45%	5.84%
Construction Materials	0.47%	0.47%	0.83%	1.10%	1.10%	1.85%

Data Processing & Outsourced Services	0.27%	0.27%	0.48%	0.49%	0.49%	0.82%
Distributors	0.36%	0.35%	0.62%	0.68%	0.68%	1.15%
Diversified Capital Markets	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Diversified Chemicals	1.12%	1.11%	1.96%	0.87%	0.87%	1.47%
Diversified Support Services	4.30%	4.31%	7.60%	5.26%	5.28%	8.95%
Education Services	0.49%	0.49%	0.87%	0.87%	0.87%	1.48%
Electric Utilities	0.49%	0.49%	0.86%	0.00%	0.00%	0.00%
Electrical Components & Equipment	0.44%	0.44%	0.78%	0.59%	0.59%	0.99%
Electronic Equipment & Instruments	0.81%	0.82%	1.44%	1.74%	1.74%	2.96%
Electronic Manufacturing Services	0.23%	0.23%	0.40%	0.00%	0.00%	0.00%
Environmental & Facilities Services	2.30%	2.30%	4.07%	0.55%	0.55%	0.93%
Food Distributors	1.97%	1.96%	3.46%	0.52%	0.52%	0.88%
Health Care Distributors	1.14%	1.15%	2.02%	0.76%	0.76%	1.29%
Health Care Equipment	2.37%	2.38%	4.20%	3.38%	3.38%	5.74%
Health Care Facilities	0.58%	0.58%	1.02%	0.55%	0.55%	0.93%
Health Care Services	8.54%	8.55%	15.09%	7.93%	7.94%	13.47%
Health Care Technology	0.96%	0.96%	1.69%	0.83%	0.84%	1.42%
Heavy Electrical Equipment	0.05%	0.05%	0.08%	0.10%	0.10%	0.17%
Highways & Railtracks	0.41%	0.40%	0.71%	1.75%	1.75%	2.97%
Hotels, Resorts & Cruise Lines	0.40%	0.41%	0.72%	0.87%	0.87%	1.48%
Household Appliances	0.70%	0.70%	1.24%	0.80%	0.81%	1.37%
Housewares & Specialties	1.28%	1.27%	2.25%	0.39%	0.38%	0.64%
Human Resource & Employment Services	0.80%	0.80%	1.41%	0.88%	0.88%	1.49%
Industrial Machinery	2.71%	2.70%	4.77%	3.30%	3.30%	5.61%
Insurance Brokers	2.91%	2.92%	5.15%	2.32%	2.33%	3.95%
Interactive Home Entertainment	0.13%	0.13%	0.24%	0.29%	0.29%	0.49%
Internet & Direct Marketing Retail	0.92%	0.91%	1.62%	0.00%	0.00%	0.00%
Internet Services & Infrastructure	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Investment Banking & Brokerage	0.31%	0.31%	0.55%	0.00%	0.00%	0.00%
IT Consulting & Other Services	6.01%	6.02%	10.61%	5.49%	5.49%	9.31%
Leisure Facilities	0.79%	0.79%	1.39%	2.32%	2.33%	3.96%
Leisure Products	0.91%	0.90%	1.59%	1.99%	1.99%	3.38%
Life Sciences Tools & Services	1.01%	0.99%	1.74%	1.76%	1.76%	2.99%
Metal & Glass Containers	0.36%	0.36%	0.64%	0.00%	0.00%	0.00%
Movies & Entertainment	0.13%	0.13%	0.23%	0.00%	0.00%	0.00%
Office Services & Supplies	0.51%	0.51%	0.90%	0.88%	0.88%	1.49%
Oil & Gas Equipment & Services	0.20%	0.20%	0.36%	0.68%	0.68%	1.16%
Other Diversified Financial Services	0.70%	0.70%	1.23%	1.41%	1.41%	2.40%
Packaged Foods & Meats	2.49%	2.45%	4.33%	2.51%	2.51%	4.26%
Paper Packaging	0.89%	0.89%	1.57%	0.86%	0.86%	1.46%
Personal Products	1.46%	1.47%	2.60%	0.92%	0.92%	1.57%
Pharmaceuticals	1.49%	1.48%	2.61%	1.87%	1.87%	3.17%
Property & Casualty Insurance	0.00%	0.00%	0.00%	0.48%	0.48%	0.81%
Real Estate Development	0.17%	0.17%	0.29%	0.00%	0.00%	0.00%
Real Estate Operating Companies	0.58%	0.58%	1.02%	0.88%	0.88%	1.49%
Real Estate Services	0.94%	0.91%	1.60%	1.00%	0.94%	1.60%
Research & Consulting Services	6.03%	6.01%	10.60%	7.47%	7.47%	12.67%
Restaurants	0.42%	0.42%	0.74%	0.00%	0.00%	0.00%
Soft Drinks	0.41%	0.41%	0.72%	0.87%	0.87%	1.48%
Specialized Consumer Services	1.97%	1.97%	3.47%	2.83%	2.83%	4.80%
Specialty Chemicals	1.27%	1.27%	2.24%	0.82%	0.82%	1.39%
Specialty Stores	0.05%	0.05%	0.09%	0.00%	0.00%	0.00%
Systems Software	0.40%	0.40%	0.71%	0.00%	0.00%	0.00%
Technology Distributors	0.75%	0.75%	1.32%	0.58%	0.58%	0.99%
Trading Companies & Distributors	2.31%	2.32%	4.09%	3.06%	3.06%	5.20%
Trucking	0.39%	0.39%	0.69%	0.00%	0.00%	0.00%

Total	100.00%	100.00%	176.45%	100.00%	100.00%	169.58%

As of September 30, 2024, 99% of investments held were based in the United States within the following regions (based on fair value): Northeast 35%, Southeast 19%, Midwest 14%, Southwest 16% and West 15%. The remaining 1% of investments held was based in Jersey.
As of December 31, 2023,
94
% of investments held were based in the United States within the following regions (based on fair value): Northeast
36
%, Southeast
14
%, Midwest
16
%, Southwest
15
% and West
13
%. The remaining
6
% of investments held was based in Cayman Islands
5
% and Jersey
1
%.
6. Fair Value Measurement
The following table summarizes the fair value of the Company’s investments as of September 30, 2024:

Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$—	$1,169,627,763	$1,169,627,763
Second Lien Senior Secured	—	—	4,437,253	4,437,253
CLO Warehouse	—	—	6,630,000	6,630,000

Total assets	$—	$—	$1,180,695,016	$1,180,695,016

Investments with a fair value of $24,270,846 as of September 30, 2024 have been excluded from the fair value hierarchy leveling table as the fair value of the investments was measured at NAV using NAV as a practical expedient.
The following table summarizes the fair value of the Company’s investments as of December 31, 2023:

Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$—	$531,616,973	$531,616,973
Second Lien Senior Secured	—	—	4,493,852	4,493,852
CLO Warehouse	—	—	29,250,000	29,250,000

Total assets	$—	$—	$565,360,825	$565,360,825

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the nine months ended September 30, 2024:

	Beginning Balance at 12/31/2023	Net Purchases	Net Sales, Exits and Repayments	PIK	Accreted Discounts/ Amortized Premiums	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Balance 9/30/2024	Change in Unrealized Appreciation/ Depreciation for Level 3 Assets Still Held as of 9/30/2024
First Lien Senior Secured	$531,616,973	$770,618,738	$(136,663,782)	$797,309	$2,636,469	$622,056	$—	$—	$1,169,627,763	$1,368,685
Second Lien Senior Secured	4,493,852	(15,402)	(34,691)	—	18,181	(24,687)	—	—	4,437,253	(49,057)
CLO Warehouse	29,250,000	6,630,000	(29,250,000)	—	—	—	—	—	6,630,000	—

Total	$565,360,825	$777,233,336	$(165,948,473)	$797,309	$2,654,650	$597,369	$—	$—	$1,180,695,016	$1,319,628

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

5
2

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive
but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value as of September 30, 2024	Valuation Techniques	Unobservable Input	Range / Percentage	Weighted Average (1)	Impact to Valuation from Increase in Unobservable Input
First Lien Senior Secured Debt	$1,040,240,204	Yield Method	Market Yield Discount Spreads	3.81%-16.33%	6.32%	Decrease
First Lien Senior Secured Debt	129,387,559	Recent Transactions	Transaction Price	98.05-100.50	98.96	Increase
CLO Warehouse	6,630,000	Cost Plus Spread	Excess Spread	2.25%	Not applicable	Increase
Second Lien Senior Secured Debt	4,437,253	Yield Method	Market Yield Discount Spreads	6.33%-7.74%	7.04%	Decrease

Total Assets	$1,180,695,016

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range / Percentage	Weighted Average (1)	Impact to Valuation from Increase in Unobservable Input
First Lien Senior Secured Debt	$462,594,699	Yield Method	Market Yield Discount Spreads	3.34%-16.34%	6.68%	Decrease
First Lien Senior Secured Debt	69,022,274	Recent Transactions	Transaction Price	96.03-100.00	98.97	Increase
Second Lien Senior Secured	4,493,852	Yield Method	Market Yield Discount Spreads	6.15%-6.52%	6.33%	Decrease
CLO Warehouse	29,250,000	Cost plus excess spread	Excess spread	2.25%	Not applicable	Increase

Total Assets	$565,360,825

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
Debt Not Carried at Fair Value
As of September 30, 2024 and December 31, 2023, the principal value of the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility approximate fair value due to their variable rates and are included in Level 3 of the fair value hierarchy.
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

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the Period from April 3, 2023 (commencement of operations to September 30, 2023

Ordinary income	$17,154,639	$7,000,000	$41,962,280	$7,000,000
Long-term capital gains	—	—	—	—
Tax return of capital	—	—	—	—

As of December 31, 2023, the Company’s last tax year end, the components of distributable earnings (accumulated loss) on a tax basis was as follows:

December 31, 2023

Undistributed ordinary income	$80,724
Other book/tax temporary differences	—
Capital loss carryforwards	—
Undistributable capital gains	—
Net realized gain (loss) from investments in securities of unaffiliated issuers	312,730
Net unrealized depreciation from investments in securities of unaffiliated issuers	(722,259)

Total distributable earnings (accumulated loss)	$(328,805)

The aggregate cost of investments for U.S. federal income tax purposes is not materially different than the cost of investments under U.S. GAAP.
8. Commitments & Contingencies
The Advisor had agreed to pay the Company’s organizational and Other Operating Expenses and, at the Advisor’s discretion, certain of the Company’s Specified Expenses under the Expense Limitation Agreement described in Note 3
. The Company had no obligation to reimburse the Advisor for such advanced expenses until the time at which the Company received $100,000,000 in gross proceeds from the sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time
,
all
expenses
of the Company paid by the Advisor will be subject to recoupment by the Advisor. The recoupment is limited to the amount of the Expense Cap under the Expense Limitation Agreement (each as defined in Note 3 in these consolidated financial statements), unless the recoupment payment relates to Specified Expenses. Under the Expense Limitation Agreement, the Advisor is permitted to recoup from the Company any such amounts for a period not to exceed three years from the month in which such fees and expenses were paid. As of September 30, 2024 and December 31, 2023, the Company had $1,649,015 and $2,372,090, respectively, in expenses subject to recoupment by the Advisor.
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
The Company’s investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments and limited partnership interests, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements and subscription agreements, respectively. Unfunded commitments on debt investments are presented on the consolidated schedules of investments at fair value. Unrealized appreciation or depreciation, if any, is included in the consolidated statement
s
of assets and liabilities and the change in unrealized appreciation or depreciation, if any, is included in net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers in the consolidated statement
s
of operations.
As of September 30, 2024 and December 31, 2023, the Company had the following outstanding commitments to investments:

Investments	September 30, 2024	December 31, 2023

3 Step Sports LLC Delayed Draw Term Loan	$456,530	$456,073
Accent Building Materials Holdings LLC Term B Delayed Term Loan	173,688	653,571
Accordion Partners LLC Revolving Loan	145,591	291,182
Accordion Partners LLC Third Amendment Delayed Draw Term Loan	—	297,006
ACP Avenu Buyer, LLC Delayed TL	395,536	—
ACP Avenu Buyer, LLC Revolving Credit	208,259	—
ACP Falcon Buyer, Inc. Revolving Loan	333,333	—
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	234,711	—
AI Fire Buyer, Inc. Delayed Draw Term Loan	144,682	312,894
Alera Group, Inc. Delayed Draw Term Loan	462,818	665,925
Alkeme Intermediary Holdings, LLC Seventh Amendment Delayed Draw Term Loan	674,523	—
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	—	1,021,277
Ambient Enterprises Holdco LLC Revolving Loan	676,596	893,617
AmerCareRoyal, LLC Delayed Draw Term Loan A	1,867,470	—
AmerCareRoyal, LLC Delayed Draw Term Loan B	1,295,181	—
AmerCareRoyal, LLC Revolver	768,072	—
Any Hour LLC Delayed Term Loan	1,876,364	—
Any Hour LLC Revolving Credit	706,494	—
APD VOR Debt, LP	2,361,073	—
Apex Service Partners, LLC Incremental Delayed Term Loan	3,250,794	855,366
Apex Service Partners, LLC Revolving Credit Loan	157,168	278,067

Investments	September 30, 2024	December 31, 2023

Aptean Acquiror Inc. Delayed Draw Term Loan	$595,467	$—
Aptean Acquiror Inc. Revolving Credit	436,880	—
Arctic Holdco, LLC Initial Revolving Loan	120,153	—
Arcticom Group Delayed Draw Term Loan D	13,796	5,145
Argano, LLC Delayed Draw Term Loan	2,173,913	—
Argano, LLC Revolving Credit Loan	362,319	—
Artivion, Inc. Delayed Draw Term Loan	557,604	—
ASP Global Holdings, LLC Delayed Draw Term Loan	615,882	—
ASP Global Holdings, LLC Revolving Loan	646,030	—
Associations, Inc. Revolving Loan	434,018	—
Associations, Inc. Special Purpose Delayed Draw Term Loan	541,654	—
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	1,262,187	1,629,243

Aviation Technical Services, Inc. Revolving Loan	350,000	—
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	1,142,132	—
Axis Portable Air, LLC Revolver	1,163,990	—
Axis Portable Air, LLC Delayed Draw Term Loan Fifth Amendment	—	2,259,036
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	2,085,481	—
Bamboo US BidCo LLC Initial Delayed Draw Term Loan	55,810	100,343
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	5,563,478	—
Berlin Rosen Acquisition, LLC Revolver	1,200,970	—
Best Roofing Services LLC Revolving Loan	895,522	—
Big Top Holdings, LLC Revolving Credit Loan	75,000	—
BNI Global, LLC Revolving Credit Loan	267,147	—
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	9,950,756	—
CARDS Acquisition, Inc. Delayed Draw Term Loan	4,076,087	—
CARDS Acquisition, Inc. Revolving Loan	967,391	—
Carnegie Dartlet, LLC Delayed Draw Term Loan	180,000	—
Carnegie Dartlet, LLC Revolving Loan	60,000	—
Castlelake Consumer Receivables Opportunity III, L.P. Fund	3,102,855	—
Centex Acquisition, LLC Revolving Loan	913,335	—
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	6,730,769	—
Cerity Partners Equity Holding LLC Initial Revolving Loan	1,062,599	—
Chef Merito, LLC Delayed Draw Term Loan C	340,515	—
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	2,102,299	—
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	—	269,486
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	684,938	937,375
Community Care Partners, LLC Delayed Draw Term B Loan	—	297,901
Computer Services, Inc. Delayed Draw Term Loan	753,173	—
Costanzo’s Bakery, LLC Delayed Term Loan	363,263	—
Crash Champions Intermediate, LLC Revolving Credit Loan	—	264,767
CSG Buyer, Inc. Delayed Draw Term Loan	1,105,263	—
CSG Buyer, Inc. Revolving Loan	368,421	—
CVAUSA Management, LLC Primary Delayed Draw Term Loan	712,428	712,428
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	298,226	298,226
Danforth Global, Inc. Delayed Term Loan	540,400	—
Danforth Global, Inc. Third Amendment Additional Term Loan	120,000	—
Demakes Borrower, LLC Delayed Draw Term Loan	97,905	—
Dentive, LLC Revolving Loan	593,933	—
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	2,044,800	—
Discovery SL Management, LLC Delayed Draw Term Loan B	1,215,000	—
Discovery SL Management, LLC Revolving Credit Loan	243,000	—
DOXA Insurance Holdings LLC Delayed Draw Term Loan	61,938	—
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	118,027	118,027
Enverus Holdings, Inc. Revolving Loan	379,528	405,405
Enverus Holdings, Inc.Delayed Draw Term Loan	266,409	266,409
ETE Intermediate II LLC Revolving Loan	62,857	235,714
Ethos Risk Services, LLC Delayed Draw Term C Loan	2,666,667	—
EVDR Purchaser, Inc. Delayed Draw Term Loan	1,372,549	—
EVDR Purchaser, Inc. Revolving Credit Loan	823,529	—
Everbridge Holdings, LLC Delayed Draw Term Loan	844,444	—
Everbridge Holdings, LLC Revolving Loan	555,556	—
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	333,333	1,666,667
Excel Fitness Holdings, Inc. Delayed Term Loan	2,359,418	—
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	380,895	380,895
Fidelity Evergreen Private Credit Fund LP	10,514,190	—
First Legal Buyer, Inc. Delayed Draw Term Loan	1,861,388	—
First Legal Buyer, Inc. Revolving Loan	744,555	—

5
5

Investments	September 30, 2024	December 31, 2023
Five Star Buyer, Inc. Delayed Draw Term Loan	$—	$237,838
FMG Suite Holdings, LLC Revolving Credit	408,833	290,774
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	1,752,436	—
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,947,368	—
G-A-I Consultants, Inc. Revolving Loan	426,316	—
GC Waves Holdings, Inc. 2023 New Delayed Draw Term Loan	4,994,052	—
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	1,904,762	—
Gen4 Dental Partners OPCO, LLC Revolving Loan	380,952	—
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Six Term Loan	1,392	—
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Three Term Loan	1,364	—
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	269,823	—
GS Acquisitionco, Inc. Revolving Loan	1,041,667	—
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	1,579,787	—
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78,263	78,263
Hanger, Inc. Incremental Delayed Draw Term Loan	—	619,787
HEC Purchaser Corp. Revolving Loan	296,875	—
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	710,680	—
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	4,820,898	—
Heritage Foodservice Investment, LLC Revolving Credit Loan	602,612	—
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	999,819	—
High Street Buyer, Inc. 7/2024 Delayed Draw Term Loan	5,000,000	—
Hills Distribution, Inc. Delayed Draw Term Loan	1,040,029	114,103
Houseworks Holdings, LLC Delayed Draw Term Loan	2,035,714	2,500,000
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	2,554,134	—
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	4,418,182	—
Inventus Power, Inc. Revolving Loan	355,932	355,932
Iodine Software, LLC Delayed Draw Term Loan Amend No. 3	1,853,694	—
Iodine Software, LLC Revolver	290,765	—
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	294,978	—
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	278,400	—
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	372,287	—
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	—	1,000,000
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	427,586	—
LeadVenture, Inc. Revolver	591,133	—
LeadVenture, Inc. Supplemental No. 4 Delayed Draw Term Loan	4,468,966	—
Legitscript LLC Delayed Draw Loan	—	948,706
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562,030	562,030
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	1,083,996	1,274,699
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	4,946,373	—
Lighthouse Technologies Holding Corp. Revolving Loan	815,899	815,899
Loving Tan Intermediate II Inc. Revolving Loan	207,407	140,000
ManTech International Corporation Delayed Draw Term Loan	614,940	614,940
MB2 Dental Solutions, LLC Revolving Commitment	298,635	—
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	1,254,266	—
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	895,904	—
Medical Device Inc. Revolving Loan	551,739	551,739
Medical Technology Solutions, LLC Delayed Draw C Term Loan	—	126,557
Medical Technology Solutions, LLC Delayed Draw D Term Loan	316,392	316,392
Medina Health, LLC Revolving Loan	393,258	—
Medrina, LLC Initial Delayed Draw Term Loan Facility	744,681	744,681
Medrina, LLC Revolving Facility	531,915	531,915
MKD Electric, LLC Revolving Loan	1,151,631	—
Modigent, LLC Delayed Term Loan	275,244	403,288
Mountain Parent, Inc. Delayed Draw Term Loan	1,165,803	—
Mountain Parent, Inc. Revolving Credit Facility	621,762	—
Neptune Flood Incorporated Revolving Loan	—	154,000
NMI Acquisitionco, Inc. Revolving Loan	332,302	—
NORA Acquisition, LLC Revolving Credit	388,889	—
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	202,314	220,386
OSR Opco LLC Delayed Draw Term Loan	1,066,667	—
OSR Opco LLC Revolving Loan	1,280,000	—
Owl Cyber Defense Solutions, LLC Revolver	945,410	—
Pacific Purchaser, LLC Delayed Draw Term Loan	352,113	—
Pacific Purchaser, LLC Revolving Loan	176,056	—
PAG Holding Corp. Revolver	1,056,362	—
PCS Midco, Inc. Delayed Draw Term Loan	16,763	—
PCS Midco, Inc. Revolving Credit Loan	15,469	—

Investments	September 30, 2024	December 31, 2023
PDI TA Holdings, Inc. Delayed Draw Term Loan	$1,212,959	$—
PDI TA Holdings, Inc. Revolving Credit	560,000	—
Penncomp, LLC Delayed Draw Term Loan A	1,628,572	2,412,699
Peter C. Foy & Associates Insurance Services, LLC Delayed Draw Term Loan D	—	2,500,000
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	3,868,493	—
Petra Borrower, LLC Delayed Draw Term Loan	650,000	1,250,000
Petra Borrower, LLC Revolving Loan	350,000	500,000
PharmaLogic Holdings Corp. Delayed Draw Term Loan	2,590,674	—
Phoenix YW Buyer, Inc. Revolving Credit Loan	1,136,364	—
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	2,441,940	—
PracticeTek Purchaser, LLC Delayed Draw Term Loan	587,190	615,574
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	1,880,000	—

Recipe Acquisition Corp. Delayed Draw Loan	2,184,949	—
Recipe Acquisition Corp. Revolving Credit	668,307	—
Refocus Management Services, LLC Delayed Draw Term B Loan	—	666,667
RoC Holdco LLC Revolving Credit Loan	732,000	—
RPM Purchaser, Inc. Delayed Draw Term Loan B	517,857	1,071,429
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	—	352,000
Rural Sourcing Holdings, Inc. Revolving Loan	264,000	264,000
Sagebrush Buyer, LLC Revolving Credit	775,862	—
SageSure Holdings, LLC Delayed Draw Term Loan	—	1,041,211
Saldon Holdings, Inc. Initial DDTL Loan	126,942	—
Salt Dental Collective, LLC Delayed Draw Term Loan	—	2,500,000
Sigma Defense Systems LLC Revolving Loan	75,000	—
Signature Brands, LLC Term Loan	518,015	531,357
Sonny’s Enterprises, LLC Delayed Draw Term Loan	—	516,000
Sonny’s Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	414,000	—
Spark Purchaser, Inc. Revolving Credit	808,654	—
Superjet Buyer, LLC Delayed Draw Term Loan	4,349,906	—
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	430,010	430,010
Tank Holding Corp. Delayed Draw Term Loan	5,000,000	—
TCP Hawker Intermediate LLC Delayed Draw Term Loan	79,755	221,541
Thames Technology Holdings, Inc. Delayed Draw Term Loan	—	788,643
Thames Technology Holdings, Inc. Revolving Loan	788,644	788,643
Thrive Buyer, Inc. Initial Revolving Loan	97,122	—
Track Branson Opco, LLC, The Revolving Loan	237,838	237,838
Transgo, LLC Revolving Loan	605,000	—
Trench Plate Rental Co. Revolving Loan	96,552	372,414
Truck-Lite Co., LLC Delayed Draw Term Loan	622,222	—
Truck-Lite Co., LLC Initial Revolving Credit Loan	616,000	—
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	2,500,000	—
TVG Shelby Buyer, Inc. Revolving Credit Loan	250,000	—
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	—	1,348,661
Upstack Holdco Inc. Delayed Draw Term Loan	3,125,000	177,087
Upstack Holdco Inc. Revolving Credit Loan	1,250,000	—
USIC Holdings, Inc. Revolving Loan	689,727	—
USIC Holdings, Inc. Specified Delayed Draw Term Loan	605,270	—
Vacation Rental Brands, LLC Delayed Term Loan	1,382,733	—
Vacation Rental Brands, LLC Revolving Credit	614,548	—
Valkyrie Buyer, LLC Delayed Draw Term Loan A	561,404	—
Valkyrie Buyer, LLC Delayed Draw Term Loan B	748,538	—
Valkyrie Buyer, LLC Delayed Draw Term Loan C	1,559,766	—
Valkyrie Buyer, LLC Revolving Credit Loan	467,836	—
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	1,382,064	—
Vertex Service Partners, LLC Delayed Draw Term Loan	28,038	2,733,746
Vertex Service Partners, LLC Revolving Facility	348,837	406,977
Vital Purchaser, LLC Revolving Loan	492,000	—
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	227,817	510,667
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	377,778	—
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	626,736	119,975
Worldwide Insurance Network, LLC DDTL	1,336,887	—
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	—	195,254

Total unfunded commitments	$224,674,680	$50,726,367

5
7

9. Net Assets
Share Issuances
The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances during the nine months ended September 30, 2024:

Share Issuance Date	Shares Issued	Amount	Offering Price
January 1	1,166,604	$30,032,356	$25.74
February 1	809,925	21,040,000	25.98
March 1	1,653,938	43,355,000	26.21
April 1	1,873,293	48,379,227	25.83
May 1	559,944	14,582,399	26.04
June 1	2,570,861	67,500,000	26.26
July 1	2,818,437	72,888,132	25.86
August 1	1,008,595	26,390,000	26.17
September 1	1,044,222	27,540,000	26.37

Total issuance of shares	13,505,819	$351,707,114

The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances for the period from April 3, 2023 (commencement of operations) to September 30, 2023:

Share Issuance Date	Shares Issued	Amount	Offering Price
April 3	741,800	$18,545,000	25.00
May 1	2,094,666	52,755,000	25.19
June 1	39,235	1,000,000	25.49
July 1	3,006,930	77,500,000	25.77
August 1	3,111,443	80,900,000	26.00
September 1	689,268	18,080,000	26.23

Total issuance of shares	9,683,342	$248,780,000

Distributions
On March 14, 2024, the Board declared a distribution on the Shares payable on April 30, 2024 to shareholders of record as of the close of business on March 29, 2024 (the “Q1 2024 Distribution”). The amount of the Q1 2024 Distribution equaled $0.65 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 259,187 Shares were issued on January 1, 2024 in connection with the Company’s DRIP for the Q
4
 202
3
 Distribution.
On May 7, 2024, the Board declared a distribution on the Shares payable on July 31, 2024 to shareholders of record as of the close of business on June 28, 2024 (the “Q2 2024 Distribution”). The amount of the Q2 2024 Distribution equaled $0.65 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 283,784 Shares were issued on April 1, 2024 in connection with the Company’s DRIP for the Q
1
 2024 Distribution.
On August 8, 2024, the Board declared a distribution on the Shares payable on October 31, 2024 to shareholders of record as of the close of business on September 30, 2024 (the “Q3 2024 Distribution”). The amount of the Q3 2024 Distribution equaled $0.65 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 298,382 Shares were issued on July 1, 2024 in connection with the Company’s DRIP for the Q
2
 2024 Distribution.
The following table identifies distributions declared for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount

March 14, 2024	March 29, 2024	April 30, 2024	$0.65	$10,777,485
May 7, 2024	June 28, 2024	July 31, 2024	0.65	14,030,149
August 8, 2024	September 30, 2024	October 31, 2024	0.65	17,154,639

The following table identifies distributions declared during the period from April 3, 2023 (commencement of operations) to September 30, 2023:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
August 3, 2023	September 29, 2023	November 1, 2023	$0.72	$7,000,000
During the three and nine months ended September
30
,
2024
, the Company issued
298,382
and
841,353
Shares, respectively, in connection with the DRIP for an aggregate amount of $
7,716,527
and $
21,717,611
, respectively. During the period from April
3
,
2023
(commencement of operations) to September
30
,
2023
, there were no Shares issued in connection with the Company’s DRIP.
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

Shares may be sold to certain feeder vehicles primarily created to hold the Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
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
On May 1, 2024, the Company offered to purchase up to 829,037 shares of its Shares at a purchase price equal to the NAV per Share as of June 30, 2024 (the “May 2024 Tender Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the May 2024 Tender Offer. The May 2024 Tender Offer expired on May 29, 2024 and 64,340 Shares were validly tendered by the shareholders in connection with the May 2024 Tender Offer. On July 26, 2024, the Company determined that, as of June 30, 2024, the NAV per Share was $25.86 per Share. Based on such NAV per Share, the aggregate purchase price for the Shares accepted for re
purchase by the Company in the May 2024 Tender Offer equaled $1,663,889.
On August 1, 2024, the Company offered to
re
purchase up to 1,079,243 Shares at a purchase price equal to the NAV per Share as of September 30, 2024 (the “August
2024
Tender Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the August 2024 Tender Offer. The August 2024 Tender Offer expired on August 30, 2024 and 84,438 Shares were validly tendered by the shareholders in connection with the August 2024 Tender Offer. On October 25, 2024, the Company determined that, as of September 30, 2024, the NAV per Share was $25.96 per Share. Based on such NAV per Share, the aggregate purchase price for the Shares accepted for re
purchase by the Company in the August 2024 Tender Offer equaled $2,191,830.
During the
three and
nine months ended September 30, 2024, the Company repurchased
 84,438
 and
 148,778 Shares
, respectively,
pursuant to its discretionary share repurchase program.

The following table summarizes the capital activity during the three and nine months ended September 30, 2024:

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
Shares outstanding as of June 30, 2024	21,520,505	Shares outstanding as of December 31, 2023	12,950,280
Shares issued in private offerings	4,572,872	Shares issued in private offerings	12,664,466
Shares issued in connection with DRIP	298,382	Shares issued in connection with DRIP	841,353
Shares repurchased	(84,438)	Shares repurchased	(148,778)

Shares outstanding as of September 30, 2024	26,307,321	Shares outstanding as of September 30, 2024	26,307,321

10. Financial Highlights

	For the Nine Months Ended September 30, 2024	For the Period from April 3, 2023 (commencement of operations) to September 30, 2023
Per share data:
Net asset value, beginning of period	$25.74	$25.00
Net investment income (loss) (1)	2.05	1.53
Realized and unrealized gain (loss) on investment transactions (2)	0.12	(0.04)

Total from operations	2.17	1.49
Distributions from net investment income	(1.95)	(0.72)
Distributions from net realized capital gains/losses	—	—

Total increase (decrease) in net assets	0.22	0.77

Net asset value, end of period	$25.96	$25.77

Shares outstanding, end of period	26,307,321	9,683,742
Total return (3)	8.62%	5.96%
Ratios / supplemental data
Ratio of gross expenses to average net assets (4)(5)(6)(8)(9)	7.40%	7.14%
Ratio of net expenses to average net assets (4)(5)(7)(8)(9)	7.55%	4.56%
Ratio of net investment income (loss) to average net assets (4)(5)(9)	8.19%	5.97%
Net assets, end of period	$682,882,249	$249,543,400
Weighted average shares outstanding	20,120,646	5,230,510
Portfolio turnover rate (10)	18.51%	3.18%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
(2)	Includes balancing amounts necessary to reconcile the change in NAV per share for the period.
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
(7)
Ratio of net expenses to average net assets is computed using total expenses, including the effects of expense support payments (recoupments), which represented (0.15)% and 1.65% on average net assets for the nine months ended September 30, 2024 and for the period April 3, 2023 (commencement of operations) to September 30, 2023, respectively.

(8)
Ratio of gross expenses to average net assets and ratio of net expenses to average net assets are inclusive of the income incentive fee and capital gains-based incentive fee. The income incentive fee ratio and capital gains-based incentive fee are 0.67% and 0.03%, respectively, for the nine months ended September 30, 2024. The income incentive fee ratio and capital gains-based incentive fee are 0.45% and 0.00%, respectively, for the period April 3, 2023 (commencement of operations) to September 30, 2023, respectively.

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

6
0

11. Subsequent Events
The Company’s management has evaluated events subsequent to September 30, 2024 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.
As of October 1, 2024, the Company sold 3,685,269 Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $95.7 million
.
On November 1, 2024, the Company offered to purchase up to 1,315,366 Shares at a purchase price equal to the N
AV per Share as of December 30, 2024 (the “November 2024 Tender Offer”), upon the terms and subject to the conditions set forth in the offer to purcha se for the November 2024 Tender Offer. The November 2024 Tender Offer is set to expire on December 2, 2024.
On November 11, 2024, the Board declared a distribution on the Shares equal to an aggregate amount up to the (i) Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended December 31, 2024 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q4 2024 Distribution”). The Q4 2024 Distribution is payable on January 30, 2025 to shareholders of record as of the close of business on December 30, 2024. The final amount of the Q4 2024 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q4 2024 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.
The Company received approximately $71.9 million of subscriptions effective November 1, 2024 in connection with its monthly closing for the
Private
Offering.
On October 31, 2024, the Company amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo First Amendment”). The Wells Fargo
First
Amendment, among other things, (1) increased the aggregate commitments by the lenders under the Wells Fargo SPV III Credit Facility to $
400,000,000
,

and (2) decreased the applicable margin on borrowings to
2.25
% under the Wells Fargo SPV III Credit Facility.

6
1

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

The Initial Closing of the Private Offering occurred on April 3, 2023, in connection with which we sold 741,800 Shares in exchange for gross proceeds of $18.5 million. We used the proceeds from the Initial Closing, along with borrowings under the MassMutual SPV I Facility, to purchase the Initial Portfolio on April 3, 2023, shortly prior to our election to be regulated as a BDC. As of September 30, 2024, we had sold an aggregate of 25,366,192 Shares in the Private Offering for total consideration of approximately $657.2 million. As of December 31, 2023, we had sold an aggregate of 12,701,718 Shares in the Private Offering for total consideration of approximately $327.3 million. These figures do not include any Shares issued in connection with the DRIP.

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

Revenue

The Company generates revenue primarily in the form of interest income, including PIK interest and OID, on debt investments it holds. In addition, the Company generates income from dividends or distributions of income on any direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. The secured debt (including first lien senior secured, unitranche and second lien debt) in which the Company invests generally has stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that the Company may make will generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. The Company’s debt investments typically bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is paid quarterly. In some instances, the Company receives payments on its debt investments based on scheduled amortization of the outstanding balances. In addition, the Company may receive repayments of some of its debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. The Company’s portfolio activity also reflects the proceeds of sales of securities. The Company may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees. Distributions received from private credit funds occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received in cash or in-kind, including return of capital, realized gains, interest income and dividend income, is based on information received from the Investment Manager of the private credit funds. Dividend income and interest income are recorded on a trade date and accrual basis.

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

Portfolio and Investment Activity

As of September 30, 2024, the Company had 530 investments in 272 portfolio companies across 69 industries. Based on fair value as of September 30, 2024, 100% of the Company’s debt portfolio was invested in debt bearing a floating interest rate. The weighted average interest rate across the Company’s portfolio investments was approximately 11.3% as of September 30, 2024.

As of December 31, 2023, the Company had 231 investments in 150 portfolio companies across 55 industries. Based on fair value as of December 31, 2023, 100% of the Company’s debt portfolio was invested in debt bearing a floating interest rate. The weighted average interest rate across the Company’s portfolio investments was approximately 11.1% as of December 31, 2023.

As of September 30, 2024, the Company’s portfolio median EBITDA was $53.0 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

As of September 30, 2024, the Company’s median loan-to-value (“LTV”) was 43.0%. LTV is calculated as net debt through each respective investment tranche in which the Company holds an investment divided by value of underlying collateral of the portfolio company.

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

As of September 30, 2024 and December 31, 2023, our investment portfolio had no investments on non-accrual status.

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

Consolidated Results of Operations

The Company was formed on September 26, 2022 and commenced investment operations on April 3, 2023. The following tables represent our operating results for the periods indicated:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	For the Period from April 3, 2023 (commencement of operations) to September 30, 2023
Total investment income	$30,971,850	$10,564,966	$79,401,084	$14,111,862
Less: Net expenses	(14,664,554)	(4,378,691)	(38,096,078)	(6,112,457)

Net investment income (loss)	16,307,296	6,186,275	41,305,006	7,999,405

Net realized gain (loss)	—	17,509	—	22,204
Net change in unrealized depreciation	2,556,785	(268,209)	2,303,998	(268,209)

Net increase (decrease) in Net Assets resulting from operations	$18,864,081	$5,935,575	$43,609,004	$7,753,400

Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful. The unrealized gains for three and nine month periods ended September 30, 2024 were largely due to increases in NAV on private credit fund investments.

Investment income:
Interest income	$30,875,297	$10,564,966	$79,042,189	$14,111,862
Amortization Income Payment-in-kind	96,553	—	358,895	—

Total Investment Income	$30,971,850	$10,564,966	$79,401,084	$14,111,862

For the nine months ended September 30, 2024, total investment income was driven by the Company’s deployment of capital and increasing invested balance of investments. The size of the Company’s investment portfolio at fair value was $1,205 million as of September 30, 2024 and, as of such date, all of the Company’s debt investments were income-producing.

For the period from April 3, 2023 (commencement of operations) to September 30, 2023, total investment income was driven by the Company’s deployment of capital and increasing invested balance of investments. The size of the Company’s investment portfolio at fair value was $448.0 million as of September 30, 2023 and, as of such date, all of the Company’s debt investments were income-producing.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2024 and December 31, 2023, all of the Company’s debt investments were performing and current on their interest payments.

Expenses

Expenses were as follows for the periods indicated:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	For the Period from April 3, 2023 (commencement of operations) to September 30, 2023
Expenses
Interest expense	$9,220,350	$3,860,023	$24,952,109	$5,463,098
Management fee	1,664,062	518,659	3,924,455	649,351
Income incentive fee	1,341,691	463,791	3,359,974	599,776
Capital gains-based incentive fee	192,969	—	147,663	—
Organizational costs	—	—	—	1,296,462
Administration fee	496,780	159,876	1,178,654	200,700
Professional fees	282,420	535,264	1,011,568	613,664
Legal fees	146,917	—	955,401	—
Directors’ fees	50,000	50,000	150,000	100,000
Custody fees	25,960	2,996	77,180	13,989
Other expenses	635,827	416,845	1,591,642	630,885

Total expenses	$14,056,976	$6,007,454	$37,348,646	$9,567,925

Less expense (recoupment) support payments (to) by the Advisor	(607,578)	646,313	(747,432)	2,206,341
Waiver for management and incentive fees	—	982,450	—	1,249,127

Net expenses	$14,664,554	$4,378,691	$38,096,078	$6,112,457

Other expenses include valuation, insurance, filing, research, subscriptions, professional fees and other costs. The increase in expenses period over period has generally been a result of the growth of the Company.

Expense support payments include operating expenses and organizational costs.

Income Taxes, Including Excise Taxes

The Company has elected to be treated as a RIC under the Code and intends each year to qualify and be eligible to be treated as such, so that it generally will not be subject to U.S. federal income tax on its net investment income or net short-term or long-term capital gains, that are distributed (or deemed distributed, as described below) to shareholders. In order to qualify and be eligible for such treatment, the Company must meet certain asset diversification tests, derive at least 90% of its gross income for such year from certain types of qualifying income, and distribute to its shareholders at least 90% of its “investment company taxable income” as that term is defined in the Code (which includes, among other things, dividends, taxable interest and the excess of any net short-term capital gains over net long-term capital losses, as reduced by certain deductible expenses).

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2024, the Company did not incur any excise tax.

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

The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions during the three and nine months ended September 30, 2024.

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

Cash Flows

As of September 30, 2024 we had $25.2 million in cash and cash equivalents and restricted cash and restricted cash equivalents. During the nine months ended September 30, 2024, we used $(576.9) million in cash for operating activities, primarily as a result of funding of portfolio investments of $(792.0) million, partially offset by repayment of portfolio investments of $166.0 million, and other operating activities of $49.1 million. Cash provided by financing activities was $583.2 million during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $330.0 million and borrowings of $669.4 million under our financing arrangements, partially offset by distributions paid, including repurchase of shares of $(13.1) million and repayments of borrowings, including debt issuance costs paid of $(403.1) million.

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

Under the provisions of the 1940 Act, following approval from our initial shareholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, which approval became effective on January 21, 2023, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any shares of preferred stock that we may issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. As of September 30, 2024 and December 31, 2023, our asset coverage ratio, as defined under the 1940 Act, was 232.2% and 231.2%, respectively.

The Company intends to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt, as well as debt securitizations, and may form one or more wholly-owned financing subsidiaries in the future in connection therewith. The Company may also use leverage in the form of the issuance of preferred shares, but does not currently intend to do so, or by using reverse repurchase agreements or similar transactions and derivatives. The Company may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

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

As of September 30, 2024 and December 31, 2023, the Company had outstanding borrowings of $516,670,535 and $248,370,535, respectively. The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

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

As of September 30, 2024 and December 31, 2023, the Company had an outstanding principal balance under the MassMutual SPV I Facility of $206,000,000 and $154,500,000, respectively. For the three and nine months ended September 30, 2024, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.41% and 8.54%, respectively. For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.44% and 8.39%, respectively. For the three and nine months ended September 30, 2024, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility were $134,326,087 and $142,970,803, respectively. For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility was $82,250,000 and $52,759,669, respectively.

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

As of September 30, 2024 and December 31, 2023, the Company had an outstanding principal balance under the BMO SPV II Credit Facility of $100,670,535 and $93,870,535, respectively, in connection with investments purchased through participation agreements from BMO. For the three and nine months ended September 30, 2024, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.88% and 7.84%, respectively. For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.75% and 7.68%, respectively. For the three and nine months ended September 30, 2024, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $100,670,535 and $99,371,265, respectively. For the three months ended September 30, 2023 and for the period from April 3, 2023 (commencement of operations) to September 30, 2023, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility was $93,482,048 and 86,374,877, respectively.

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

As of September 30, 2024, the Company had an outstanding principal balance under the Wells Fargo SPV III Credit Facility of $210,000,000. As of December 31, 2023, the Company had no outstanding principal balance under the Wells Fargo SPV III Credit Facility. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company had no borrowing activity under the Wells Fargo SPV III Credit Facility. For the three and nine months ended September 30, 2024, the Company’s borrowings under the Wells Fargo SPV III Credit Facility bore interest at a weighted average interest rate of 7.96% and 7.97%, respectively. For the three and nine months ended September 30, 2024, the daily average amount of outstanding borrowings under the Wells Fargo SPV III Credit Facility was $178,853,261 and $128,667,279, respectively.

Atalaya Capital Management LP

Effective April 19, 2024, the Company, through its subsidiary SPV Facility IV, may from time-to-time purchase or originate loans and sell a participation in all or a portion of such loans to Macquarie Bank Limited and its affiliates (“Macquarie”), and concurrently with entering into such participation arrangement, agree to repurchase, or otherwise pay for the termination of, within 90 days, such participation arrangement. SPV Facility IV may have obligations to repurchase assets arising from such transactions that collectively have an aggregate principal amount at any one time outstanding of up to $100,000,000. In connection therewith, for repurchase transactions entered into by the Company, certain affiliates of Atalaya Capital Management LP will guarantee such repurchase transactions in an aggregate principal amount at any time outstanding not to exceed $100,000,000 subject to certain terms and conditions. The agreement to guarantee such repurchases has a term of one year that can be extended on the consent of both parties. SPV Facility IV will pay the guarantors any accrued interest, whether in the form of cash or payment in kind in accordance with the underlying payment terms for each loan during the guaranty period, less any interest, fees, expenses, indemnification payments and other similar compensation or reimbursements paid, or accrued and unpaid, to Macquarie as required under the participation documents for such loan. The amounts paid to Macquarie are determined at the time of the transaction and there is no obligation of Macquarie or the Company to utilize this arrangement in any way. For the three and nine months ended September 30, 2024, the Company entered into one secured borrowing in the amount of $6,435,000 with Macquarie.

For the three and nine months ended September 30, 2024, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility (the “Lines of Credit”) amounted to 8.24% and 8.29%, respectively. The Company’s aggregate daily average amount of borrowings under the Lines of Credit for the three and nine months ended September 30, 2024 amounted to $413,849,883 and $370,070,170, respectively.

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

On August 8, 2024, the Board declared a distribution on the Shares payable on October 31, 2024 to shareholders of record as of the close of business on September 30, 2024 (the “Q3 2024 Distribution”). The amount of the Q3 2024 Distribution equaled $0.65 per

Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 298,382 Shares were issued on July 1, 2024 in connection with the Company’s DRIP for the Q2 2024 Distribution.

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

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash dividend or other distribution. Shares will be issued pursuant to the distribution reinvestment plan at their NAV per Share for such Shares at the time the distribution is payable. There is no sales load or other charge for reinvestment, but shareholder servicing fees and distribution fees will be charged where applicable. The Company may terminate the distribution reinvestment plan at any time upon 30 days’ notice to shareholders. Any expenses of the distribution reinvestment plan will be borne by the Company. The reinvestment of dividends and distributions pursuant to the distribution reinvestment plan will increase the Company’s assets on which the Base Management Fee is payable to the Advisor.

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

During the three and nine months ended September 30, 2024, we repurchased 84,438 and 148,778 Shares, respectively, pursuant to our discretionary share repurchase program. See “Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” in Part II of this Report for more information.

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

As of September 30, 2024 and December 31, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 175.5% and 169.6%, respectively, of our total net assets.

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

In addition, we have entered into the Amended Expense Limitation Agreement with the Advisor which was most recently extended in March 2024 for an additional one-year term, ending on April 3, 2025, and which may be extended for additional one-year periods on an annual basis. Under the Amended Expense Limitation Agreement, any Expense Payments will be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the Expense Cap. See “Note 3. Related Party Transactions” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information. As of September 30, 2024 and December 31, 2023, the Company had $1,649,015 and $2,372,090, respectively, in expenses subject to recoupment by the Advisor. Recoupment must occur within three years from the end of the month in which such fees and expenses were waived, reimbursed or paid by the Advisor.

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

As of September 30, 2024 and December 31, 2023, we had the following outstanding commitments to fund investments. As of September 30, 2024 and December 31, 2023, we believe we have adequate financial resources to satisfy such commitments.

Investments	September 30, 2024	December 31, 2023
3 Step Sports LLC Delayed Draw Term Loan	$456,530	$456,073
Accent Building Materials Holdings LLC Term B Delayed Term Loan	173,688	653,571
Accordion Partners LLC Revolving Loan	145,591	291,182
Accordion Partners LLC Third Amendment Delayed Draw Term Loan	—	297,006
ACP Avenu Buyer, LLC Delayed TL	395,536	—
ACP Avenu Buyer, LLC Revolving Credit	208,259	—
ACP Falcon Buyer, Inc. Revolving Loan	333,333	—
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	234,711	—
AI Fire Buyer, Inc. Delayed Draw Term Loan	144,682	312,894
Alera Group, Inc. Delayed Draw Term Loan	462,818	665,925
Alkeme Intermediary Holdings, LLC Seventh Amendment Delayed Draw Term Loan	674,523	—
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	—	1,021,277
Ambient Enterprises Holdco LLC Revolving Loan	676,596	893,617
AmerCareRoyal, LLC Delayed Draw Term Loan A	1,867,470	—
AmerCareRoyal, LLC Delayed Draw Term Loan B	1,295,181	—
AmerCareRoyal, LLC Revolver	768,072	—
Any Hour LLC Delayed Term Loan	1,876,364	—
Any Hour LLC Revolving Credit	706,494	—
APD VOR Debt, LP	2,361,073	—
Apex Service Partners, LLC Incremental Delayed Term Loan	3,250,794	855,366
Apex Service Partners, LLC Revolving Credit Loan	157,168	278,067
Aptean Acquiror Inc. Delayed Draw Term Loan	595,467	—
Aptean Acquiror Inc. Revolving Credit	436,880	—
Arctic Holdco, LLC Initial Revolving Loan	120,153	—
Arcticom Group Delayed Draw Term Loan D	13,796	5,145
Argano, LLC Delayed Draw Term Loan	2,173,913	—
Argano, LLC Revolving Credit Loan	362,319	—
Artivion, Inc. Delayed Draw Term Loan	557,604	—
ASP Global Holdings, LLC Delayed Draw Term Loan	615,882	—
ASP Global Holdings, LLC Revolving Loan	646,030	—
Associations, Inc. Revolving Loan	434,018	—
Associations, Inc. Special Purpose Delayed Draw Term Loan	541,654	—
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	1,262,187	1,629,243
Aviation Technical Services, Inc. Revolving Loan	350,000	—
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	1,142,132	—
Axis Portable Air, LLC Revolver	1,163,990	—
Axis Portable Air, LLC Delayed Draw Term Loan Fifth Amendment	—	2,259,036
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	2,085,481	—
Bamboo US BidCo LLC Initial Delayed Draw Term Loan	55,810	100,343
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	5,563,478	—
Berlin Rosen Acquisition, LLC Revolver	1,200,970	—
Best Roofing Services LLC Revolving Loan	895,522	—
Big Top Holdings, LLC Revolving Credit Loan	75,000	—
BNI Global, LLC Revolving Credit Loan	267,147	—
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	9,950,756	—
CARDS Acquisition, Inc. Delayed Draw Term Loan	4,076,087	—
CARDS Acquisition, Inc. Revolving Loan	967,391	—
Carnegie Dartlet, LLC Delayed Draw Term Loan	180,000	—
Carnegie Dartlet, LLC Revolving Loan	60,000	—
Castlelake Consumer Receivables Opportunity III, L.P. Fund	3,102,855	—
Centex Acquisition, LLC Revolving Loan	913,335	—
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	6,730,769	—
Cerity Partners Equity Holding LLC Initial Revolving Loan	1,062,599	—

Investments	September 30, 2024	December 31, 2023
Chef Merito, LLC Delayed Draw Term Loan C	$340,515	$—
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	2,102,299	—
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	—	269,486
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	684,938	937,375
Community Care Partners, LLC Delayed Draw Term B Loan	—	297,901
Computer Services, Inc. Delayed Draw Term Loan	753,173	—
Costanzo’s Bakery, LLC Delayed Term Loan	363,263	—
Crash Champions Intermediate, LLC Revolving Credit Loan	—	264,767
CSG Buyer, Inc. Delayed Draw Term Loan	1,105,263	—
CSG Buyer, Inc. Revolving Loan	368,421	—
CVAUSA Management, LLC Primary Delayed Draw Term Loan	712,428	712,428
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	298,226	298,226
Danforth Global, Inc. Delayed Term Loan	540,400	—
Danforth Global, Inc. Third Amendment Additional Term Loan	120,000	—
Demakes Borrower, LLC Delayed Draw Term Loan	97,905	—
Dentive, LLC Revolving Loan	593,933	—
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	2,044,800	—
Discovery SL Management, LLC Delayed Draw Term Loan B	1,215,000	—
Discovery SL Management, LLC Revolving Credit Loan	243,000	—
DOXA Insurance Holdings LLC Delayed Draw Term Loan	61,938	—
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	118,027	118,027
Enverus Holdings, Inc. Revolving Loan	379,528	405,405
Enverus Holdings, Inc.Delayed Draw Term Loan	266,409	266,409
ETE Intermediate II LLC Revolving Loan	62,857	235,714
Ethos Risk Services, LLC Delayed Draw Term C Loan	2,666,667	—
EVDR Purchaser, Inc. Delayed Draw Term Loan	1,372,549	—
EVDR Purchaser, Inc. Revolving Credit Loan	823,529	—
Everbridge Holdings, LLC Delayed Draw Term Loan	844,444	—
Everbridge Holdings, LLC Revolving Loan	555,556	—
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	333,333	1,666,667
Excel Fitness Holdings, Inc. Delayed Term Loan	2,359,418	—
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	380,895	380,895
Fidelity Evergreen Private Credit Fund LP	10,514,190	—
First Legal Buyer, Inc. Delayed Draw Term Loan	1,861,388	—
First Legal Buyer, Inc. Revolving Loan	744,555	—
Five Star Buyer, Inc. Delayed Draw Term Loan	—	237,838
FMG Suite Holdings, LLC Revolving Credit	408,833	290,774
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	1,752,436	—
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,947,368	—
G-A-I Consultants, Inc. Revolving Loan	426,316	—
GC Waves Holdings, Inc. 2023 New Delayed Draw Term Loan	4,994,052	—
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	1,904,762	—
Gen4 Dental Partners OPCO, LLC Revolving Loan	380,952	—
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Six Term Loan	1,392	—
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Three Term Loan	1,364	—
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	269,823	—
GS Acquisitionco, Inc. Revolving Loan	1,041,667	—
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	1,579,787	—
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78,263	78,263
Hanger, Inc. Incremental Delayed Draw Term Loan	—	619,787
HEC Purchaser Corp. Revolving Loan	296,875	—
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	710,680	—
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	4,820,898	—
Heritage Foodservice Investment, LLC Revolving Credit Loan	602,612	—
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	999,819	—
High Street Buyer, Inc. 7/2024 Delayed Draw Term Loan	5,000,000	—
Hills Distribution, Inc. Delayed Draw Term Loan	1,040,029	114,103
Houseworks Holdings, LLC Delayed Draw Term Loan	2,035,714	2,500,000
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	2,554,134	—
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	4,418,182	—
Inventus Power, Inc. Revolving Loan	355,932	355,932
Iodine Software, LLC Delayed Draw Term Loan Amend No. 3	1,853,694	—
Iodine Software, LLC Revolver	290,765	—
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	294,978	—
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	278,400	—
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	372,287	—
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	—	1,000,000

Investments	September 30, 2024	December 31, 2023
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	$427,586	$—
LeadVenture, Inc. Revolver	591,133	—
LeadVenture, Inc. Supplemental No. 4 Delayed Draw Term Loan	4,468,966	—
Legitscript LLC Delayed Draw Loan	—	948,706
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562,030	562,030
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	1,083,996	1,274,699
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	4,946,373	—
Lighthouse Technologies Holding Corp. Revolving Loan	815,899	815,899
Loving Tan Intermediate II Inc. Revolving Loan	207,407	140,000
ManTech International Corporation Delayed Draw Term Loan	614,940	614,940
MB2 Dental Solutions, LLC Revolving Commitment	298,635	—
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	1,254,266	—
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	895,904	—
Medical Device Inc. Revolving Loan	551,739	551,739
Medical Technology Solutions, LLC Delayed Draw C Term Loan	—	126,557
Medical Technology Solutions, LLC Delayed Draw D Term Loan	316,392	316,392
Medina Health, LLC Revolving Loan	393,258	—
Medrina, LLC Initial Delayed Draw Term Loan Facility	744,681	744,681
Medrina, LLC Revolving Facility	531,915	531,915
MKD Electric, LLC Revolving Loan	1,151,631	—
Modigent, LLC Delayed Term Loan	275,244	403,288
Mountain Parent, Inc. Delayed Draw Term Loan	1,165,803	—
Mountain Parent, Inc. Revolving Credit Facility	621,762	—
Neptune Flood Incorporated Revolving Loan	—	154,000
NMI Acquisitionco, Inc. Revolving Loan	332,302	—
NORA Acquisition, LLC Revolving Credit	388,889	—
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	202,314	220,386
OSR Opco LLC Delayed Draw Term Loan	1,066,667	—
OSR Opco LLC Revolving Loan	1,280,000	—
Owl Cyber Defense Solutions, LLC Revolver	945,410	—
Pacific Purchaser, LLC Delayed Draw Term Loan	352,113	—
Pacific Purchaser, LLC Revolving Loan	176,056	—
PAG Holding Corp. Revolver	1,056,362	—
PCS Midco, Inc. Delayed Draw Term Loan	16,763	—
PCS Midco, Inc. Revolving Credit Loan	15,469	—
PDI TA Holdings, Inc. Delayed Draw Term Loan	1,212,959	—
PDI TA Holdings, Inc. Revolving Credit	560,000	—
Penncomp, LLC Delayed Draw Term Loan A	1,628,572	2,412,699
Peter C. Foy & Associates Insurance Services, LLC Delayed Draw Term Loan D	—	2,500,000
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	3,868,493	—
Petra Borrower, LLC Delayed Draw Term Loan	650,000	1,250,000
Petra Borrower, LLC Revolving Loan	350,000	500,000
PharmaLogic Holdings Corp. Delayed Draw Term Loan	2,590,674	—
Phoenix YW Buyer, Inc. Revolving Credit Loan	1,136,364	—
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	2,441,940	—
PracticeTek Purchaser, LLC Delayed Draw Term Loan	587,190	615,574
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	1,880,000	—
Recipe Acquisition Corp. Delayed Draw Loan	2,184,949	—
Recipe Acquisition Corp. Revolving Credit	668,307	—
Refocus Management Services, LLC Delayed Draw Term B Loan	—	666,667
RoC Holdco LLC Revolving Credit Loan	732,000	—
RPM Purchaser, Inc. Delayed Draw Term Loan B	517,857	1,071,429
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	—	352,000
Rural Sourcing Holdings, Inc. Revolving Loan	264,000	264,000
Sagebrush Buyer, LLC Revolving Credit	775,862	—
SageSure Holdings, LLC Delayed Draw Term Loan	—	1,041,211
Saldon Holdings, Inc. Initial DDTL Loan	126,942	—
Salt Dental Collective, LLC Delayed Draw Term Loan	—	2,500,000
Sigma Defense Systems LLC Revolving Loan	75,000	—
Signature Brands, LLC Term Loan	518,015	531,357
Sonny’s Enterprises, LLC Delayed Draw Term Loan	—	516,000
Sonny’s Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	414,000	—
Spark Purchaser, Inc. Revolving Credit	808,654	—
Superjet Buyer, LLC Delayed Draw Term Loan	4,349,906	—
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	430,010	430,010
Tank Holding Corp. Delayed Draw Term Loan	5,000,000	—
TCP Hawker Intermediate LLC Delayed Draw Term Loan	79,755	221,541

Investments	September 30, 2024	December 31, 2023
Thames Technology Holdings, Inc. Delayed Draw Term Loan	$—	$788,643
Thames Technology Holdings, Inc. Revolving Loan	788,644	788,643
Thrive Buyer, Inc. Initial Revolving Loan	97,122	—
Track Branson Opco, LLC, The Revolving Loan	237,838	237,838
Transgo, LLC Revolving Loan	605,000	—
Trench Plate Rental Co. Revolving Loan	96,552	372,414
Truck-Lite Co., LLC Delayed Draw Term Loan	622,222	—
Truck-Lite Co., LLC Initial Revolving Credit Loan	616,000	—
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	2,500,000	—
TVG Shelby Buyer, Inc. Revolving Credit Loan	250,000	—
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	—	1,348,661
Upstack Holdco Inc. Delayed Draw Term Loan	3,125,000	177,087
Upstack Holdco Inc. Revolving Credit Loan	1,250,000	—
USIC Holdings, Inc. Revolving Loan	689,727	—
USIC Holdings, Inc. Specified Delayed Draw Term Loan	605,270	—
Vacation Rental Brands, LLC Delayed Term Loan	1,382,733	—
Vacation Rental Brands, LLC Revolving Credit	614,548	—
Valkyrie Buyer, LLC Delayed Draw Term Loan A	561,404	—
Valkyrie Buyer, LLC Delayed Draw Term Loan B	748,538	—
Valkyrie Buyer, LLC Delayed Draw Term Loan C	1,559,766	—
Valkyrie Buyer, LLC Revolving Credit Loan	467,836	—
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	1,382,064	—
Vertex Service Partners, LLC Delayed Draw Term Loan	28,038	2,733,746
Vertex Service Partners, LLC Revolving Facility	348,837	406,977
Vital Purchaser, LLC Revolving Loan	492,000	—
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	227,817	510,667
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	377,778	—
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	626,736	119,975
Worldwide Insurance Network, LLC DDTL	1,336,887	—
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	—	195,254

Total unfunded commitments	$224,674,680	$50,726,367

Recent Developments

The Company’s management has evaluated events subsequent to September 30, 2024 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.

As of October 1, 2024, the Company sold 3,685,269 Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $95.7 million.

On November 1, 2024, the Company offered to purchase up to 1,315,366 Shares at a purchase price equal to the NAV per Share as of December 30, 2024 (the “November 2024 Tender Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the November 2024 Tender Offer. The November 2024 Tender Offer is set to expire on December 2, 2024.

On November 11, 2024, the Board declared a distribution on the Shares equal to an aggregate amount up to the (i) Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended December 31, 2024 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q4 2024 Distribution”). The Q4 2024 Distribution is payable on January 30, 2025 to shareholders of record as of the close of business on December 30, 2024. The final amount of the Q4 2024 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q4 2024 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

The Company received approximately $71.9 million of subscriptions effective November 1, 2024 in connection with its monthly closing for the Private Offering.

On October 31, 2024, the Company amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo First Amendment”). The Wells Fargo First Amendment, among other things, (1) increased the aggregate commitments by the lenders under the Wells Fargo SPV III Credit Facility to $400,000,000, and (2) decreased the applicable margin on borrowings to 2.25% under the Wells Fargo SPV III Credit Facility.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2024 were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Decrease (Increase) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(1,580,844)	$499,042	$(1,081,802)
Down 150 basis points	(1,185,633)	374,282	(811,351)
Down 100 basis points	(790,422)	249,521	(540,901)
Down 50 basis points	(395,211)	124,761	(270,450)
Up 50 basis points	395,211	(124,761)	270,450
Up 100 basis points	790,422	(249,521)	540,901
Up 150 basis points	1,185,633	(374,282)	811,351
Up 200 basis points	1,580,844	(499,042)	1,081,802

This analysis is indicative of the potential impact on our net investment income as of September 30, 2024, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility, and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after September 30, 2024, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2024 and December 31, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

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

Changes in Internal Control Over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2024 to the risk factors previously disclosed in our annual report on Form
10-K
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
the Company did not sell any equity securities during the nine months ended September 30, 2024 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
On August 1, 2024, the Company offered to repurchase up to 1,079,243 Shares tendered prior to 11:59 p.m., Eastern Time on August 30, 2024 (the “August 2024 Tender Offer Expiration Date”). 84,438 Shares were validly tendered by shareholders and not properly withdrawn prior to the August 2024 Tender Offer Expiration Date. The Company accepted for purchase 100% of the Shares that were validly tendered and not properly withdrawn prior to the August 2024 Tender Offer Expiration Date, at a purchase price per share equal to $25.96, the Company’s NAV per share as of September 30, 2024.
The following table sets forth information regarding repurchases of Shares effectuated under Company tender offers during the three months ended September 30, 2024:

			Total	Aggregate Dollar	Maximum number of
	Tender	Purchase	Number	Amount of Shares	Shares that may yet be
	Offer	Price per	of Shares	Repurchased	Purchased under the
Offer Date	Expiration	Share	Repurchased (1)	(in thousands) (2)	Repurchase Plan
August 1, 2024	August 30, 2024	$25.96	84,438	$2,192	—

(1)	All repurchase requests were satisfied in full.
(2)	Amounts shown net of any early repurchase deduction.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule
10b5-1
Trading Plans
During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule
10b5-1(c)
or any “non Rule
10b5-1
trading arrangement.”

Item 6. Exhibits

(a)	Documents Filed as Part of this Report

3.1	Certificate of Formation of the Company.(1)

3.2	Limited Liability Company Agreement of the Company.(1)

10.1	Amendment No. 1 to Loan and Security Agreement, dated as of October 31, 2024, by and among the Company, as collateral manager and as equityholder, StepStone SPV Facility III LLC, as borrower, and Wells Fargo Bank, National Association, as administrative agent and lender.^(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document).*

*	Filed herewith.
**	Furnished herewith
^

Schedules and/or exhibits to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10 (File No. 000-56505), filed on December 30, 2022 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on November 1, 2024 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 14, 2024	By:	/s/ Darren Friedman
Darren Friedman
Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Joseph Cambareri
Joseph Cambareri
Chief Financial Officer
(Principal Financial and Accounting Officer)