Form 10-K
period 2024-12-31
Stepstone Private Credit Fund LLC
filed 2025-03-28
CIK 1950803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2024
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
As of March 2
8
, 2025, the registrant had 41,417,975 shares of its limited liability company interests outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.
Auditor Firm ID: 0042    Auditor Name: Ernst & Young LLP  Auditor Location: New York, NY

STEPSTONE PRIVATE CREDIT FUND LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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

We are externally managed by the Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), which is affiliated with StepStone Group LP (“StepStone Group”). For the avoidance of doubt, we are not a subsidiary of or consolidated with StepStone Group. Furthermore, StepStone Group does not have any obligation, contractual or otherwise, to financially support us.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors. These forward-looking statements (including those relating to current and future market conditions and trends in respect thereof) are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our and the Advisor’s beliefs and opinions and our and the Advisor’s assumptions. We are externally managed by the Advisor, a registered investment adviser under the Advisers Act, which is affiliated with StepStone Group. For the avoidance of doubt, we are not a subsidiary of or consolidated with StepStone Group. Furthermore, StepStone Group does not have any obligation, contractual or otherwise, to financially support us. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements.

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

The forward-looking statements in this Report relate to future events of the Company’s future performance or financial condition, are not guarantees, and involve numerous risks and uncertainties. Some of these risks and uncertainties are beyond our control and difficult to predict and could cause actual events or results to differ materially from those expressed or forecasted in the forward-looking statements, including, but not limited to, those described in “Risk Factors” in Item 1A of this Report and the below items:

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

We filed an election to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) on April 3, 2023 (the “BDC Election Date”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and expect to maintain our qualification as a RIC annually. As a BDC and a RIC, we must comply with certain regulatory requirements. See “Item 1. Business – Regulation as a BDC” and “Item 1. Business – Certain U.S. Federal Income Tax Considerations.”

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

(1)

direct Loans, as defined below, to U.S. private middle-market companies that are privately originated and negotiated directly by a non-bank lender (for example, traditional direct lenders include asset management firms (on behalf of their investors), insurance companies, BDCs and specialty finance companies) primarily including (a) first lien senior secured and unitranche loans, (b) second lien, secured and unsecured, subordinated or mezzanine loans and structured credit and (c) other Loans,

(2)	investments in bank Loans to private middle-market companies, including securities representing ownership or participation in a pool of such Loans,

(3)

notes or other pass-through obligations representing the right to receive the principal and interest payments on direct Loans to private middle-market companies (or fractional portions thereof) (the investments described in clauses (1), (2) and (3) collectively referred to as the “Lending Strategy”), and

(4)

investments in companies and/or private investment funds (primarily private funds that are excluded from the definition of “investment company” pursuant to Sections 3(c)(1) or 3(c)(7) of the 1940 Act) that primarily hold direct Loans to private middle market companies and other specialty finance debt (the investments described in clause (4) collectively referred to as “Underlying Funds”). Our investments in private investment funds and investment vehicles that are excluded from the definition of “investment company” pursuant to Sections 3(c)(1) or 3(c)(7) of the 1940 Act will be limited to no more than 15% of our net assets. In determining whether we have invested at least 80% of our total assets (net assets plus borrowings for investment purposes) in Private Credit investments, we intend to look through the Underlying Funds to their underlying investments.

If we elect not to invest 80% of our total assets in Private Credit, we will provide shareholders with at least 60 days’ advance notice of such change. “Loans,” as used in this Report, refers to loans of any type including, but not limited to, loan promissory notes, secured or unsecured loans, debtor-in-possession loans, priority or lien loans, assignments, participations or sub-interests in loans, syndicated loans, term loans, revolving loans, delayed draw loans or synthetic interests in loans. In connection with a direct Loan, the Company may receive non-cash income features, including payment-in-kind (“PIK”) interest and original issue discount (“OID”) and, to a lesser extent, the Company may invest in warrants or other equity securities of borrowers. The Company may make investments at different levels of a borrower’s capital structure or otherwise in different classes of a borrower’s securities, to the extent permitted by law.

The Company’s investments in Underlying Funds are primarily made on a fund-of-funds basis in private investment funds and investment vehicles that are excluded from the definition of “investment company” pursuant to Sections 3(c)(1) or 3(c)(7) of the 1940 Act, which are managed by non-affiliated third-party managers that operate various Private Credit-related strategies (collectively, the “Underlying Funds Strategy”). Some of these Underlying Funds may from time to time sell seasoned Loans to the Company or other third parties. While the Company’s investments in Underlying Funds will generally focus on private funds, the Company may invest in the equity or debt of both traded and non-traded registered closed-end funds and BDCs that primarily originate and manage private middle market and specialty finance debt, subject to compliance with the 1940 Act limitations on such investments.

In assessing Underlying Funds, the Advisor will assess the Underlying Funds’ strategies with a view to whether such strategies offer attractive risk-adjusted returns, diversified exposures, capital deployment management, market capacity and access to experienced investment managers.

The managers or general partners of the Underlying Funds may impose management fees or performance-based fees, a proportionate share of which will be borne by the Company and, indirectly, its shareholders. With respect to investments approved by the Advisor that are sourced by Lending Sources or through Underlying Funds, the Company may be required to pay an origination or similar fee in connection with making such investment, as well as any ongoing fees for administrative services provided by the Lending Sources. With respect to such investments, fees will be indirectly borne by the Company’s shareholders and are in addition to the fees charged to the Underlying Funds by their managers or general partners.

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

To a lesser extent, the Company expects to implement its Lending Strategy and Underlying Funds Strategy via secondary market transactions (“Secondary Investments” or “Secondaries”) where all or a substantial portion of the capital has already been invested and expects to allocate a smaller share of the Company’s available capital to Underlying Funds on a primary basis where the capital is largely deployed at the time of commitment (“Primary Fund Investments”). See “Item 1. Business – Investment Objectives and Strategy.”

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

The Company has six direct or indirect wholly owned subsidiaries—SPV Facility I LLC (“SPV Facility I”), StepStone Great Lakes SPV Facility II LLC (“SPV Facility II”), Stepstone SPV Facility III LLC (“SPV Facility III”), StepStone SPV Facility IV Intermediate Holdco LLC (“SPV Facility IV Intermediate Holdco”), Stepstone SPV Facility IV LLC (“SPV Facility IV”), StepStone CLO 2024-I LLC (“2024-I Issuer”) and StepStone CLO 2025-I LLC (“2025-I Issuer”) — all of which are bankruptcy remote SPVs organized as Delaware limited liability companies. SPV Facility I, SPV Facility II and SPV Facility III were established to be utilized in connection with secured revolving credit facilities or other secured financing arrangements whereby creditors have a claim on the relevant SPV’s assets prior to those assets becoming available to the relevant SPV’s equity holder.

The Company does not intend to create or acquire primary control of any entity which engages in investment activities in securities or other assets, other than entities wholly-owned by the Company. The Company will comply with the provisions of the 1940 Act governing capital structure and leverage on an aggregate basis with its subsidiaries that engage in investment activities in securities and other assets that are wholly-owned by the Company, including SPV Facility I, SPV Facility II, SPV Facility III, SPV Facility IV Intermediate Holdco, SPV Facility IV, 2024-I Issuer and 2025-I Issuer. Any investment adviser to such subsidiary will comply with the provisions of the 1940 Act relating to investment advisory contract approval as if it were an investment adviser to an investment company under the 1940 Act. Each such subsidiary will also comply with the provisions of the 1940 Act relating to affiliated transactions and custody requirements and will be subject to the same principal investment strategies and principal risks of the Company. Each of SPV Facility I, SPV Facility II, SPV Facility III, SPV Facility IV Intermediate Holdco, SPV Facility IV, 2024-I Issuer and 2025-I Issuer uses the same custodian as the Company.

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

The Advisor

The Company is externally managed by the Advisor, StepStone Group Private Debt LLC, a Delaware limited liability company registered with the SEC as an investment adviser under the Advisers Act, pursuant to an Investment Advisory Agreement (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is responsible for the overall management of the Company’s activities. The Advisor also serves as the Company’s administrator pursuant to an administration agreement (the “Administration Agreement”) and performs certain administrative, accounting and other services for the Company. The Advisor manages the Company’s day-to-day operations, subject to the supervision of the Board, a majority of the members of which are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Advisor is a wholly-owned subsidiary of StepStone Group Private Debt AG (f/k/a Swiss Capital Alternative Investments AG) (“SGPD”), which is a member of the StepStone group of companies, as discussed below.

The Advisor has entered into a resource sharing agreement (“Resource Sharing Agreement”) with an affiliate, StepStone Group, under which certain designated employees of StepStone Group will provide services, including investment advisory, portfolio management and other services, to the Advisor. StepStone Group is an international investment manager, primarily with respect to private markets, that, together with its affiliates, has approximately $37.4 billion of private debt assets under management as of December 31, 2024 and provides investment management services to institutional and private clients and collective investment schemes.

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

SGPD is an international alternative asset manager that, together with its subsidiaries, provides investment management services to institutional and private clients and collective investment schemes. SGPD is a limited liability company incorporated in 1998 and has its offices at Klausstrasse 4, 8008 Zurich, Switzerland. SGPD is regulated as a Manager of Collective Assets by the Swiss Financial Market Supervisory Authority FINMA (former Swiss Federal Banking Commission). SGPD’s principal business is investment management of which a core aspect is the management of collective investment schemes such as the Company. In addition, SGPD provides investment management services to institutional and private clients. It is also involved in corporate finance and in designing and offering structured investment products to clients.

SGPD is a subsidiary of StepStone Group Inc. (“SSG”), which is the sole managing member of StepStone Group Holdings LLC, which in turn is the general partner of StepStone Group (collectively, with SSG and their consolidated subsidiaries, “StepStone”). StepStone is a global private markets investment firm focused on providing customized investment solutions and advisory, data and administrative services to its clients. StepStone’s clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, including high-net-worth and mass affluent individuals. StepStone partners with its clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds, acquiring stakes in existing funds on the secondary market and investing directly into companies.

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

SGEAIL is an alternative assets investment manager based in Dublin, Ireland and is a wholly-owned subsidiary of SGPD. SGEAIL was organized as an Irish private limited company and has been providing investment advisory services since 2005. SGEAIL provides investment management and supervisory services to institutional investors worldwide, primarily with respect to private markets. SGEAIL also sponsors and advises private markets funds with a variety of investment strategies. SGEAIL’s full range of private markets services also includes private markets monitoring and reporting services.

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

Private Offering of Shares

We are conducting a continuous private offering (the “Private Offering”) of our Shares in reliance on the exemption provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and/or Regulation S under the Securities Act. In connection with the Private Offering, we have entered into, and expect to continue to enter into, subscription agreements with investors (each, a “Subscription Agreement”). Investors whose subscriptions for Shares are accepted by the Company will be admitted as members of the Company (“shareholders”) following payment of their capital contribution to the Company, pursuant to the terms of the Limited Liability Company Agreement. The Initial Closing of the Private Offering occurred on April 3, 2023, in connection with which we sold 741,800 Shares in exchange for gross proceeds of $18.5 million.

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

Prior to an IPO or Exchange Listing, investors may sell, offer for sale, agree to sell, exchange, transfer, assign, pledge, hypothecate, grant any option to purchase or otherwise dispose of or agree to dispose of, in any case whether directly or indirectly (collectively, “Transfer”) their Shares, including a Transfer of solely an economic interest, in whole or in part, provided, that (i) any purported transferee satisfies applicable eligibility and/or suitability requirements as set forth in the Subscription Agreement, and (ii) any such Transfer is made in connection with transactions exempt from, or not subject to, the registration requirements of the Securities Act and otherwise in compliance with applicable securities laws, the Limited Liability Company Agreement, and the Subscription Agreement. No Transfer will be effectuated except by registration of the Transfer on the Company’s books. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in the Company. To the extent the Company approves any transfers or the foregoing restriction lapses, investors will be subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act.

Following an IPO or Exchange Listing, investors may be restricted from selling or transferring their Shares for a certain period of time by applicable securities laws or contractually by a lock-up agreement with the underwriters of the IPO or otherwise.

Purchase Price

We intend to sell our Shares at an offering price that we believe reflects our then-calculated NAV per Share as determined in accordance with the Advisor’s valuation policy. The Board has approved the Advisor’s valuation policy, is responsible for overseeing its application and has designated the Advisor as the Company’s valuation designee under Rule 2a-5 under the 1940 Act. In connection with the monthly closings, the Board has delegated to the Advisor the authority to conduct such closings. There is no guarantee that this NAV will be equal to the offering price of our Shares at any closing.

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

Shareholders may tender all of the Shares that they own. In the event the amount of Shares tendered exceeds the repurchase offer amount, Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We have no obligation to repurchase Shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.

We offer to repurchase Shares on such terms as are determined by our Board in its complete and absolute discretion unless, in the judgment of the Board, such repurchases would not be in the best interests of our shareholders or would violate applicable law. There is no assurance that the Board will exercise its discretion to offer to repurchase Shares or that there will be sufficient funds available to accommodate all of our shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of Shares that were requested. If we do not repurchase the full amount of your Shares that you have requested to be repurchased, or we determine not to make repurchases of our Shares, you will likely not be able to dispose of your Shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act.

The Company repurchases Shares from shareholders pursuant to written tenders on terms and conditions that the Board determines to be fair to the Company and to all shareholders. When the Board determines that the Company will repurchase Shares, notice is provided to shareholders describing the terms of the offer, containing information shareholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Our repurchase offers generally use the NAV on or around the last day of a calendar quarter, which is not available until after the expiration of the applicable tender offer, so you will not know the exact price of Shares in the tender offer when you make your decision whether to tender your Shares.

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

The majority of our assets consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. We may fund repurchase requests from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund distributions from cash flow from operations we have not established any limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our Shares is in the best interests of the Company as a whole, then we may choose to offer to repurchase fewer shares than described above, or none at all.

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

Under normal circumstances, we invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in Private Credit, primarily through our Lending Strategy and Underlying Funds Strategy, each as discussed below. Except as otherwise disclosed in this Report and the Company’s other SEC filings, we may modify or waive our investment objectives and any of our investment policies, restrictions, strategies, and techniques without prior notice and without shareholder approval. However, absent requisite shareholder approval under the 1940 Act, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. If we change our 80% Private Credit test, we will provide shareholders with at least 60 days’ advance notice of such change.

The direct Loans to which we may have exposure are generally made to middle-market companies, which we define as companies with an annual EBITDA of approximately $10 million to $100 million. The Loans in which we may invest generally pay floating interest rates based on a variable base rate. The secured debt (including first lien senior secured, unitranche and second lien debt) in which we may invest generally have stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that we may make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market generally have shorter remaining terms to maturity than newly issued investments. Most of our debt investments will are unrated. Our debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services). Our unrated debt investments generally have credit quality consistent with below investment grade securities.

The Loans to which we have exposure also generally have the following characteristics:

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

The Advisor allocates the Company’s assets in such proportions as the Advisor deems appropriate from time to time, in accordance with the Advisor’s allocation policy, and provided that such investments are made in accordance with the requirements under the 1940 Act. As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies. Most of our investments are in private U.S. companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of their assets in private U.S. companies) we also invest to some extent in

European and other non-U.S. companies. We do not expect to invest in emerging markets. Our investments in Underlying Funds are generally not considered “qualifying” assets under Section 55(a) of the 1940 Act. See “Item 1. Business – Regulation as a BDC” for more information.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers or within a particular industry, our NAV may fluctuate to a greater extent than that of a more diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, we are subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

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

Lending Strategy

To effectuate the Company’s Lending Strategy, the Advisor utilizes a variety of Lending Sources to source Private Credit investments primarily consisting of the following:

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

Underlying Funds Strategy

The Company may invest up to 30% of its total assets (net assets plus borrowings for investment purposes) in Underlying Funds; however, the Company’s investments in private investment funds and investment vehicles that are excluded from the definition of “investment company” pursuant to Sections 3(c)(1) or 3(c)(7) of the 1940 Act are limited to no more than 15% of its net assets. The Company’s investments in Underlying Funds are primarily made on a fund-of-funds basis in private investment funds and investment vehicles that are excluded from the definition of “investment company” pursuant to Sections 3(c)(1) or 3(c)(7) of the 1940 Act, which are managed by non-affiliated third-party managers that operate various Private Credit-related strategies. Some of these Underlying Funds may from time to time sell seasoned Loans to the Company or other third parties. While the Company’s investments in Underlying Funds generally focus on such private funds, the Company may invest in the equity or debt of both traded and non-traded registered closed-end funds and BDCs that primarily originate and manage private middle market and specialty finance debt, subject to compliance with the 1940 Act limitations on such investments.

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

In assessing Underlying Funds, the Advisor assesses the Underlying Funds’ strategies with a view to whether such strategies offer attractive risk-adjusted returns, diversified exposures, capital deployment management, market capacity and experienced investment managers. The managers or general partners of the Underlying Funds may impose management fees or performance-based fees, a proportionate share of which is borne by the Company and, indirectly, its shareholders.

Primary Investment Types

The Company’s portfolio, either directly via its Lending Strategy or indirectly via its Underlying Funds Strategy, primarily consists of the following investment types:

Direct Loans

The Company’s portfolio has exposure to direct Loans to private middle-market companies, which it gains by purchasing or investing in Loans or other investments from/with non-bank lenders (for example, traditional direct lenders include asset management firms (on behalf of their investors), insurance companies, BDCs and specialty finance companies) that specialize in direct Loan originations. The Company utilizes a variety of Lending Sources to source direct Loans. The Company’s direct Loans primarily include secured debt (including first lien senior secured, unitranche and second lien debt) and mezzanine loans, but may also include unsecured debt (including senior unsecured and subordinated debt) or structured credit, as well as broadly syndicated loans and club deals (generally investments made by a small group of investment firms). First lien senior secured debt has first claim to any underlying collateral of a loan, second lien debt is secured but subordinated in payment and/or lower in lien priority to first lien holders, and unitranche loans are secured loans that combine both senior and subordinated debt into one tranche of debt, generally in a first lien position. In connection with a direct Loan, the Company may invest in warrants or other equity securities of borrowers and may receive non-cash income features, including PIK interest and OID. The Company may make investments at different levels of a borrower’s capital structure or otherwise in different classes of a borrower’s securities, to the extent permitted by law.

A portion of the Company’s debt portfolio investment exposure is made in certain high-yield securities known as mezzanine investments, which are subordinated debt securities that may be issued together with an equity security (e.g., with attached warrants). Those mezzanine investments may be issued with or without registration rights. Mezzanine investments can be unsecured and generally subordinate to other obligations of the issuer. The expected average life of the Company’s mezzanine investments may be significantly shorter than the maturity of these investments due to prepayment rights.

Bank Loans

The Company’s portfolio has exposure to Loans originated by banks and other financial institutions, which primarily consist of Loans to private middle-market companies. These loans may include term loans and revolving loans, may pay interest at a fixed or floating rate and may be senior or subordinated.

Loan Participations and Assignments

The Company may acquire interests in Loans either directly (by way of sale or assignment) or indirectly (by way of participation). The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution. Participation interests in a portion of a debt obligation typically result in a contractual relationship only with the institution participating out the interest, not with the borrower. In purchasing participations, the Company generally has no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off against the borrower, and the Company may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the Company assumes the credit risk of both the borrower and the institution selling the participation.

Secondary Investments and Primary Fund Investments

The Company also may invest in operating companies and Underlying Funds via secondary market transactions, through the acquisition of an existing interest in an operating company or an Underlying Fund from another investor in a negotiated transaction, and may allocate a smaller share of the Company’s available capital to Primary Fund Investments, which are investments made in Underlying Funds on a primary basis where the capital is largely deployed at the time of commitment. Initially, the Company may emphasize investments in seasoned Underlying Funds via secondary transactions: partnerships that have already begun investing and which are typically at a later stage in their lifecycle. Such investments allow for more advanced due diligence and can help reduce blind pool risk by providing better visibility into the early make-up of the Underlying Fund’s portfolio. Further, by primarily focusing on seasoned Underlying Funds, the Advisor believes that the effects of the “J-Curve” typically exhibited by Primary Fund Investments (the tendency for a fund’s NAV to decline moderately during the early years of the fund’s life as investment-related fees and expenses are incurred before investment gains have been realized) can be mitigated.

With respect to individual companies, the Advisor believes that the increased time to liquidity of many private middle market companies can provide a significant source of investment opportunities. As a result, company management teams, in some cases, pursue secondary offerings to expedite liquidity. The Advisor believes StepStone Group’s and the Advisor’s networks and value-added approach provide a strong pipeline of opportunities, and their versatile financing approach gives the team the flexibility to source high quality opportunities.

The market for purchasing Underlying Funds on the secondary market may be very limited and competitive, and the strategies and Underlying Funds to which the Company wishes to allocate capital may not be available for secondary investment at any given time. However, the Advisor may have ample opportunities for sourcing secondary investments in Underlying Funds. In the Advisor’s and StepStone Group’s experience, seller motivations are myriad, and such motivations continue to increase in immediacy particularly due to enhanced time to liquidity among private middle-market companies. Further, the Advisor and StepStone Group also believe that larger secondary firms continue to exhibit general indifference to many middle-market-focused Underlying Fund secondary transactions as they are often sub-scale for the larger firms and are difficult to evaluate due to a minimal level of provided or obtainable information. Additionally, investment managers of the funds in these types of transactions typically seek to avoid adding new investor relationships, posing a challenge to potential secondary buyers who are not existing investors in the funds. The Advisor believes its value-added approach allows the Company to garner access and more effectively transact on these opportunities. Finally, the sponsors of middle-market-focused funds are becoming increasingly proactive about offering secondary liquidity options to existing investors as their funds approach the end of their respective terms with substantial remaining unrealized value. Examples of such liquidity options include tender offers or investment manager-led restructurings. StepStone Group believes that its position as a meaningful primary fund investor in many middle-market-focused funds globally and its deep relationships with a large number of investment managers position StepStone Group and its affiliates as a preferred partner to lead these transactions, further enhancing possible deal flow.

The Advisor may allocate a smaller share of the Company’s available capital to Underlying Funds on a primary basis, leveraging StepStone Group’s longstanding relationship with historically top-performing fund managers across stage, sectors and geographies. Primary Fund Investments, or “primaries,” refer to investments in newly established private funds which have not yet begun operation. Primary Fund Investments are made during an initial fundraising period in the form of capital commitments, which are then called down by the applicable fund and utilized to finance its investments in portfolio companies during a predefined period. A Private Fund Investment’s NAV will typically exhibit a “J-Curve,” undergoing a decline in the early portion of the fund’s lifecycle as investment-related expenses and fees accrue prior to the realization of investment gains from portfolio investments, with the trend typically reversing in the later portion of the fund’s lifecycle as portfolio investments are sold and gains from investments are realized and distributed. There can be no assurance that any or all Primary Fund Investments made by the Company will exhibit this pattern of investment returns and realization of later gains is dependent upon the performance and disposition of each Primary Fund Investment’s underlying portfolio investments.

Co-Investment

As stated above, the Advisor utilizes a variety of Lending Sources to source Loans. The Company may also co-invest in Loans and Underlying Funds alongside one or more other investment funds or investment vehicles managed, sponsored or advised by the Advisor or its affiliates. As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, likely may limit the Company’s ability to make investments or enter into other transactions alongside other clients. The Advisor has applied for an exemptive order from the SEC that would permit the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Advisor and certain funds managed and controlled by the Advisor and its affiliates, subject to certain terms and conditions. There is no assurance that the co-investment exemptive order will be granted by the SEC.

Ancillary Investments

To a lesser extent, the Company may make Private Credit and/or opportunistic investments in asset-backed securities representing ownership or participation in a pool of direct Loans; equity of U.S. private middle-market companies; high yield securities, including securities representing ownership or participation in a pool of such securities; SPVs and/or joint ventures that primarily hold loans or credit-like securities; CLO-related strategies (including equity, warehousing and mezzanine); convertible debt; non-corporate lending (including, for example and without limitation, core and transitionary real estate, structured products and infrastructure-related debt); other lending (including, for example, trade and supply chain finance, equipment leasing, marketplace lending (consumers, lending to lenders, etc.), insurance-linked strategies and instruments, royalties, aviation financing, shipping, residential whole loan real estate, life settlements, litigation financing, regulatory capital financing and net asset value lending); non-performing Loans (including, for example, U.S. residential mortgage loans and non-

U.S. business loans). The Company may also opportunistically invest, on a limited basis, in publicly traded securities of large corporate issuers and liquid credit (including, for example, long/short credit (including public securities) and non-control distressed strategies).

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

The Company may employ, utilize, acquire or dispose of derivative instruments and techniques of all kinds for investment or for the efficient management of the Company’s assets to hedge against currency, interest rate and market risks as may be permitted by applicable law and regulation and, without prejudice to the generality of the foregoing, to enter into (whether by way of ISDA master agreement, ancillary documentation or any other form of agreement or contract), accept, issue, write and otherwise deal with long and short sales of securities, futures contracts of any type, options, forwards, warrants, securities lending agreements, when issued, delayed delivery and forward commitment agreements, foreign currency spot and forward rate exchange contracts, forward rate agreements, synthetic agreements for foreign exchange, range forward contracts, break forward contracts, participating forward contracts, currency, interest rate or asset swaps, swaptions, collars, floors and caps, contracts for differences, convertible bonds and any foreign exchange or interest rate hedging and investment arrangements and such other instruments, whether exchanged traded or “over-the-counter” as are similar to or derived from any of the foregoing whether for the purpose of making a profit or avoiding a loss or managing a currency or interest rate exposure or any other exposure or for any other purpose. The use of such instruments exposes the Company to counterparty and derivative risks.

For the purpose of providing margin or collateral in respect of transactions in techniques and instruments, the Company may transfer, mortgage, charge or encumber any assets or cash.

Our investments are subject to a number of risks. See “Item 1A. Risk Factors”.

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

See “Item 10. Directors, Executive Officers and Corporate Governance” in Part III of this Report for more details regarding the Investment Committee.

The Investment Process Steps

The Advisor’s investment process for an investment opportunity spans one to two months, from the initial screen through final approval and funding. The process begins with the work of the investment team. The investment team members are investment professionals in StepStone Group to whom the Advisor has access by virtue of the Resource Sharing Agreement.

Sourcing and Initial Review

In order to source transactions, the Advisor primarily utilizes its significant access to transaction flow through more than 100 different co-investment relationships with Lending Sources. With respect to StepStone’s origination channels, the global presence of StepStone generates access to a substantial amount of opportunities with attractive investment characteristics. The broad network of Lending Sources includes private credit asset managers, origination platforms, private equity asset managers, financial intermediaries, and other parties.

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

Monitoring

The Advisor receives financial reports typically detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from portfolio companies. The Advisor uses this data to conduct an ongoing assessment of the investment’s operating performance and prospects.

The Board has designated the Advisor as the Company’s valuation designee under Rule 2a-5 under the 1940 Act. Each quarter, the Advisor’s Valuation Committee values investments of the Company, and such values are disclosed each quarter in the Company’s periodic reports filed with the SEC. With respect to investments for which market quotations are not readily available, the Advisor’s Valuation Committee determines the fair value of such investments in good faith, based on procedures adopted by and subject to the supervision of the Board.

The Advisor determines the NAV of the Company for each class of Shares on a monthly basis as of the last day of each calendar month. When the Advisor determines the NAV as of the last day of a month that is not also the last day of a calendar quarter, the Advisor updates the value of securities with reliable market quotations to the most recent market quotation. With respect to investments for which market quotations are not readily available, the Advisor’s Valuation Committee determines the fair value of such investments in good faith, based on the Advisor’s valuation policy and subject to the supervision of the Board. If the Advisor determines that a significant observable change with respect to one or more investments has occurred since the most recent quarter-end, the Advisor determines whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Advisor’s valuation policy, pursuant to authority designated by the Board. Additionally, the Advisor may otherwise determine to update the most recent quarter-end valuation of an investment without reliable market quotations that the Advisor considers to be material to the Company using a range of values from an independent valuation firm.

The Advisor regularly monitors the Company’s investments, including Underlying Funds, with regard to their adherence to investment strategy and style, their performance and their exposure to adverse market developments.

With respect to investments in Underlying Funds, the Advisor evaluates potential third-party investment managers, primary and secondary private funds, private and public BDCs or investment vehicles in the context of a third-party investment manager’s capabilities, and its opinion of the current and forward-looking market opportunity. The acquisition price is also considered in connection with Secondaries. Screening criteria typically include, but are not limited to, the capabilities and experience of an investment manager’s broader platform, investment team depth and perceived quality, proposed investment strategy, risk management approach, sourcing capabilities, historical track record, investment terms, market references, among other factors. The Advisor’s due diligence process also typically encompasses loan level quantitative analyses using its proprietary database to compare advisors and assess differences across various metrics (e.g., underlying loan performance, attribution, risk, etc.). The Advisor may also review a range of underlying transactions (case studies) to evaluate a Lending Source’s credit underwriting, deal flow quality, risk tolerance and restructuring capabilities among other factors. The Advisor may also review the operational aspects of potential investments including but not limited to financial sustainability, corporate governance, processes and documentation.

Allocation of Investment Opportunities

The Advisor, the Sub-Advisor and their respective affiliates simultaneously provide investment advisory services to the Company and to other affiliated entities. Allocation decisions may arise when there is more demand from the Company and other StepStone clients for a particular investment opportunity than supply. The Advisor employs an allocation policy designed to ensure that all of its clients will be treated fairly and equitably over time. The Advisor’s Investment Committee has discretion to decrease or increase the allocation as appropriate for portfolio construction purposes.

To mitigate these conflicts, the Advisor seeks to execute such transactions on a fair and equitable basis and in accordance with its allocation policies, taking into account various factors, which may include, without limitation: differences with respect to investment objectives and strategies; differences with respect to capital available for investment overall and specifically with respect to a specific investment strategy, geography, or other sub-sector; differences with respect to portfolio plans, including annual deployment plans; differences in the risk profile of the opportunity at the time it is available and evaluated; whether an affiliate has an existing investment in, or relationship to, the relevant investment (or the sponsor of such investment); minimum and maximum investment amounts; the source of the opportunity; tax, legal or regulatory considerations; warehousing arrangements; current and anticipated market conditions; and/or such other factors as may be relevant to a particular transaction.

As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, likely may limit the Company’s ability to make investments or enter into other transactions alongside other clients. The Advisor has applied for an exemptive order from the SEC that would permit the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Advisor and certain funds managed and controlled by the Advisor and its affiliates, subject to certain terms and conditions. There is no assurance that the co-investment exemptive order will be granted by the SEC. Pursuant to such order, the Board may establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other public or private StepStone funds that target similar assets. If an investment falls within the Board Criteria, the Advisor must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate in a co-investment opportunity, depending on whether the Advisor determines that the investment is appropriate for the Company (e.g., based on investment strategy). The Advisor will allocate the co-investment in such proportions as the Advisor deems appropriate from time to time in accordance with its allocation policy under the 1940 Act. If the Advisor determines that such investment is not appropriate for the Company, the investment will not be allocated to us, but the Advisor will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly Board meeting.

Competition

Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we are able to compete with these entities for financing opportunities on the basis of, among other things, the experience of the Advisor, the Sub-Advisor and their affiliates.

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

Compensation of Advisor under the Advisory Agreement

Under the Advisory Agreement, the Company pays the Advisor fees for investment management services consisting of a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”). The Advisor agreed to permanently waive the Base Management Fee and the Income-Based Incentive Fee (as defined below) through September 30, 2023.

Any of the fees payable to the Advisor under the Advisory Agreement for any partial month or calendar quarter are appropriately prorated. The Advisor may agree to temporarily or permanently waive, in whole or in part, the Base Management Fee and/or the Incentive Fee. Any portion of a deferred fee payable to the Advisor and not paid over to the Advisor with respect to any month, calendar quarter or year shall be deferred without interest and may be paid over in any such other month prior to the termination of Advisory Agreement, as the Advisor may determine upon written notice to the Company.

Base Management Fee

The Base Management Fee is payable monthly in arrears at an annual rate of 1.00% of the value of Company’s net assets as of the beginning of the first calendar day of the applicable month, commencing with the first calendar day of the first full calendar month following the date of the Company’s election to be treated as a BDC under the 1940 Act. For purposes of the Advisory Agreement, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All or any part of the Base Management Fee not taken as to any month is deferred without interest and may be taken in such other month as the Advisor determines.

For the year ended December 31, 2024, the Company incurred a Base Management Fee of $6,091,441.

Incentive Fee

The Incentive Fee consists of two components, an income-based incentive fee and a capital gains-based incentive fee, that are independent of each other, with the result that one component may be payable even if the other is not.

(1)

Income-Based Incentive Fee. The first part of the Incentive Fee, referred to as the “Income Incentive Fee,” is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. The payment of the Income Incentive Fee is subject to a quarterly hurdle rate, expressed as a rate of return on the value of the Company’s net assets at the end of the most recently completed calendar quarter, of 1.25% (5.0% annualized) (the “Hurdle Rate”), subject to a “catch up” feature (as described below).

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

For the year ended December 31, 2024, the Company incurred Income Incentive Fee of $5,107,293

(2)

Capital Gains-Based Incentive Fee. The second part of the Incentive Fee, referred to as the “Capital Gains-Based Incentive Fee,” is an incentive fee on capital gains and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals 7.5% of the Company’s incentive fee capital gains, which equal the Company’s realized capital gains on a cumulative basis from the effective date of the Advisory Agreement, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from effective date of the Advisory Agreement, less the aggregate amount of any previously paid Capital Gains-Based Incentive Fee.

Each year, the fee paid for the Capital Gains-Based Incentive Fee is net of the aggregate amount of any previously paid Capital Gains-Based Incentive Fee for all prior periods. The Company accrues, but does not pay, a Capital Gains-Based Incentive Fee with respect to unrealized appreciation because a Capital Gains-Based Incentive Fee would be owed to the Advisor if the Company were to sell the relevant investment and realize a capital gain.

For the year ended December 31, 2024, the Company accrued a Capital Gains Based Incentive Fee of $143,950.

The Board monitors the mix and performance of the Company’s investments over time and seek to satisfy itself that the Advisor and the Sub-Advisor are acting in the Company’s interests and that the Company’s fee structure appropriately incentivizes the Advisor and Sub-Advisor to do so.

Payment of Expenses under the Advisory Agreement

Except as otherwise provided in the Advisory Agreement, the Administration Agreement or by law, or as otherwise agreed to in writing by the Advisor, the Advisor is not responsible for the Company’s expenses, and the Company assumes and pays, or causes to be paid, all of its expenses, including without limitation, all Company expenses set forth in this Report. To the extent the Advisor incurs any costs or performs any services which are an obligation of the Company, the Company promptly reimburses the Advisor for such costs and expenses unless otherwise agreed to by the Advisor. To the extent the services for which the Company is obligated to pay are performed by the Advisor, the Advisor is entitled to recover from the Company only to the extent of its costs for such services, as reasonably determined.

Certain Terms of the Advisory Agreement

After its initial two-year term, the Advisory Agreement will continue automatically for successive one-year periods; provided that such continuance is specifically approved at least annually by: (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, as defined in the 1940 Act, and (ii) the vote of a majority of the Board members who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company (“Independent Directors”), in accordance with the requirements of the 1940 Act, or as otherwise permitted under Section 15 of the 1940 Act.

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

Board Approval of the Advisory Agreement and Sub-Advisory Agreement

The Board, including a majority of our directors who are not parties to the Advisory Agreement or Sub-Advisory Agreement or “interested persons” (as defined in the 1940 Act) of any such party, initially approved the Advisory Agreement and the Sub-Advisory Agreement on January 11, 2023 at an in-person meeting called for that purpose, and most recently re-approved the Advisory Agreement and Sub-Advisory Agreement, each for an additional one-year term, on March 25, 2025. In preparing for approval of the Advisory Agreement and the Sub-Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

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

Based on the information reviewed and considered, the Board concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Advisory Agreement and the Sub-Advisory Agreement as being in the best interests of the Company’s shareholders.

Administration Agreement and Sub-Administration

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

Certain Terms of the Administration Agreement

After its initial two-year term, the Administration Agreement will continue from year to year thereafter so long as such continuation is approved at least annually by the vote of the Board. The Administration Agreement may be terminated by the Company at any time, without the payment of any penalty, by the Board on 90 days’ written notice to the Advisory, or by the Advisor at any time, without the payment of any penalty, on 90 days’ written notice to the Company.

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

The Company’s investments in Underlying Funds bear various expenses in connection with their operations similar to those incurred by the Company. Investment managers of the Underlying Funds generally assess asset-based fees to, and receive incentive-based fees from, the Underlying Funds (or their investors), which effectively will reduce the investment returns of the Company’s investments. These expenses and fees are in addition to those incurred by the Company itself. As an investor in the private assets, the Company bears its proportionate share of their expenses and fees and is also subject to incentive fees payable to the non-affiliated investment managers of the Underlying Funds.

The initial operating expenses for the Company, as a new fund, including start-up costs, which may be significant, may be higher than the expenses of an established fund. As of December 31, 2024, the Company had incurred O&O Expenses (as defined below) of approximately $1.3 million in connection with the initial offering of Shares.

“O&O Expenses” include all of the fees, costs, charges, expenses, liabilities and obligations incurred in relation to or in connection with the establishment of the Company, the marketing and offering of the Shares (including, among other things, legal, accounting, subscription processing and filing fees and expenses and other expenses pertaining to this offering), and the establishment, organization and creation of the operational structure of the Company and its special purpose vehicle subsidiaries, including travel, lodging, meals, entertainment, legal, accounting, regulatory compliance, fees of professional advisors, printing, postage, regulatory and tax filing fees, and other costs of establishment.

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

Voluntary Expense Support. At such times as the Advisor determines, the Advisor may also elect to pay or reimburse certain additional fees and expenses of the Company on the Company’s behalf, including all or any portion of a Specified Expense (each such payment or reimbursement, a “Voluntary Expense Payment” and, together with a Required Expense Payment, the “Expense Payments”); provided that no portion of a Voluntary Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. In making a Voluntary Expense Payment, the Advisor will designate, as it deems necessary or advisable, what type of expense it is paying.

Company Obligation. The Company had no obligation to reimburse or pay the Advisor for any Expense Payment until the Company received at least $100 million in gross proceeds from the sale of Shares in the agreement (the “Offering Proceeds Threshold”), following which time, such Expense Payments were subject to recoupment by the Advisor in accordance with Excess Expenses below to the extent that such recoupment would not cause the Company to exceed the Expense Cap. Calculation of the Offering Proceeds Threshold will exclude gross proceeds from Shares in the agreement purchased by the Advisor and by the Company’s directors and officers.

Specified Expenses. The Expense Cap applies only to the Company’s aggregate monthly Other Operating Expenses, which excludes Specified Expenses. “Specified Expenses” include: (i) the base management fee under the Advisory Agreement; (ii) all fees and expenses charged by the non-affiliated investment managers of the Underlying Funds and other investments in which the Company invests (including management fees, performance or incentive fees and redemption or withdrawal fees, however titled or structured); (iii) the incentive fee under the Advisory Agreement; (iv) transactional costs and expenses associated with the acquisition and disposition of the Company’s investments (whether or not consummated), including due diligence costs, legal costs and brokerage commissions, and sourcing and servicing or related fees incurred by the Company in connection with the servicing by non-affiliated third parties of, and other related administrative services provided by non-affiliated third parties with respect to, the Company’s investments; (v) interest payments incurred on borrowings by the Company or its subsidiaries; (vi) fees and expenses incurred in connection with any credit facility obtained by the Company or any of its subsidiaries, including any expenses for acquiring ratings related to the credit facilities; (vii) distribution and shareholder servicing fees, as applicable; (viii) taxes; and (ix) extraordinary expenses resulting from events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence, including, without limitation, costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or similar proceeding, indemnification expenses, and expenses in connection with holding and/or soliciting proxies for all annual and other meetings of the Company’s shareholders.

Term. The Amended Expense Limitation Agreement will remain in effect throughout the Limitation Period (including any extensions thereof), unless terminated by the Company’s Board of Directors upon thirty (30) days written notice to the Advisor.

The Amended Expense Limitation Agreement may be renewed by the mutual agreement of the Advisor and the Company for successive terms of one year. Unless so renewed, it will terminate automatically at the end of the Limitation Period. The Amended Expense Limitation Agreement will also terminate automatically upon the termination of the Advisory Agreement, unless a new investment advisory agreement with the Advisor (or with an affiliate under common control with the Advisor) becomes effective upon such termination. The Limitation Period under the Amended Expense Limitation Agreement was most recently extended on March 25, 2025 for an additional one-year term, ending on April 3, 2026.

Excess Expenses. If the Other Operating Expenses for any month exceed the Expense Cap, the Advisor will waive the Base Management Fee, Incentive Fee and/or reimburse the Company for expenses to the extent necessary to eliminate such excess. Under the Amended Expense Limitation Agreement, the Company has agreed to carry forward the amount of any Expense Payment made by the Advisor (“Excess Expenses”) for a period not to exceed three years from the end of the month in which such fees and expenses were waived, reimbursed or paid by the Advisor, and to reimburse the Advisor in the amount of such Excess Expenses (other than Excess Expenses attributable to Specified Expenses) as promptly as possible, on a monthly basis, even if such reimbursement occurs after the termination of the Limitation Period, provided that the Other Operating Expenses have fallen to a level below the Expense Cap and such reimbursement amount does not raise the level of waived fees, reimbursed expenses or directly paid expenses in the month the reimbursement is being made to a level that exceeds the Expense Cap applicable at that time. Subject to the limitations set forth in the Amended Expense Limitation Agreement, the Company shall be obligated to reimburse or pay the Advisor for all or any portion of the Excess Expenses attributable to Specified Expenses upon receiving a written request from the Advisor for recoupment (which request may be for all or any portion of such Excess Expenses attributable to Specified Expenses), regardless of whether the Other Operating Expenses have fallen to a level below the Expense Cap.

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

Determination of Net Asset Value

We generally determine our NAV for each class of Shares on a monthly basis as of the last day of each calendar month. The NAV per share for each class of Shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of outstanding Shares in such class at the date as of which the determination is made.

The Advisor oversees the valuation of the Company’s investments on behalf of the Company. The Board has approved valuation procedures for the Company (the “Valuation Procedures”) and has designated the Advisor as the valuation designee pursuant to Rule 2a-5(b) under the 1940 Act. The Board has ultimate oversight responsibility for pricing the securities held in the Company’s portfolio. Pursuant to the Valuation Procedures, the Advisor’s Valuation Committee values the Company’s investments at fair value unless market quotations are “readily available” as defined in the 1940 Act.

As a general matter, to value the Company’s investments, the Advisor uses current market values when readily available, and otherwise values the Company’s investments with fair value methodologies set forth in the Valuation Procedures.

These fair value calculations involve significant professional judgment by the Advisor in the application of both observable and unobservable attributes, and it is possible that the fair value determined for a security may differ materially from the value that could be realized upon the sale of the security. There is no single standard for determining fair value of an investment. Likewise, there can be no assurance that the Company will be able to purchase or sell an investment at the fair value price used to calculate the Company’s NAV. Rather, in determining the fair value of an investment for which there are no readily available market quotations, the Advisor may consider several factors, including the below depending on the type of security:

Publicly Traded Securities

For securities or investments that are quoted, traded or exchanged in an accessible, active market, the Advisor values the asset by multiplying the number of securities held by the quoted market price as of the measurement (or reporting) date. The Advisor does not apply any liquidity or restriction discount regardless of ownership structure or the ability to control the sale of the asset.

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

Private Credit/Debt/Debt-Like Securities

In determining the estimated fair value of private credit/debt or debt-like securities for which there is no actively traded market, the Advisor’s estimate of fair value considers such factors as the current market environment relative to that of the investment held, the tenor of maturity date of the investment, the operating performance of the issuer, the concern for maintaining any covenant levels embedded in the instrument, the ability of the issuer to call the security (and the associated redemption price) and the general overall credit quality of the security over the life of the investment.

Each private credit investment is assigned an internal credit rating. The ratings are based on available fundamental information and used in conjunction with market inputs to create an estimate of fair value. For debt investments with higher ratings, no additional steps are taken, but assets with lower internal credit ratings are considered for additional or alternative procedures for obtaining a fair value, which include, but are not limited to, a review of additional market inputs and performance and other relevant information on comparable assets.

Defaulted private debt/credit positions are valued using several methods including the following: discounting the expected cash flows of the investment; valuing the net assets of the company; reviewing comparable precedent transactions involving similar companies; and using a performance multiple or market-based approach. None of the Company’s assets in the consolidated financial statements as of December 31, 2024 have defaulted or are on non-accrual status.

For defaulted private debt/credit positions, discounted cash flow valuation uses an internal analysis based on the Advisor’s expectation of future income and expenses, capital structure, exit multiples of a security, and other unobservable inputs which may include contractual loan factors, estimated future payments and credit rating. Generally, an increase in market yields or discount rates or a decrease in EBITDA multiples may result in a decrease in the fair value of certain of the Company’s investments.

For securities of all investment types, if purchased less than 90 days before a valuation date, the Advisor’s Valuation Committee considers the purchase price, or cost, as an important indicator of fair value and may use that as the valuation of the investment.

The Advisor engages third party valuation firms to provide an independent valuation range for a portion of the portfolio each quarter or as necessary. Where appropriate, the Advisor may use a price within the independent valuation range as the fair value for an investment.

As outlined below, the NAV calculation is available generally after the end of the applicable month. Changes in our monthly NAV reflect factors including, but not limited to, accruals for net portfolio income, interest expense and unrealized/realized gains (losses) on assets, any applicable organization and offering costs and any expense reimbursements. When the Advisor determines NAV as of the last day of a month that is not also the last day of a calendar quarter, the Advisor may update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Advisor generally values such assets at the most recent quarterly valuation unless the Advisor determines that a significant observable change has occurred since the most recent quarter-end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Advisor determines such a change has occurred with respect to one or more investments, the Advisor determines whether to update the value for each relevant investment, in accordance with the Valuation Procedures, pursuant to authority designated by the Board. Additionally, the Advisor may otherwise determine to update the most recent quarter-end valuation of an investment without reliable market quotations that the Advisor considers to be material to the Company using a range of values from an independent valuation firm.

We report our NAV per share for each class of shares as of the last day of each month under cover of a Current Report on Form 8-K filed with the SEC in connection with the Private Offering, generally within 20 business days of the last day of each month. The most recently determined NAV per share for each class of shares is also available via our password-protected investor relations website.

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

Limits on the Calculation of Our Per Share NAV

Although our primary goal in establishing our valuation guidelines is to produce a valuation that represents a reasonable estimate of the market value of our investments, or the price that would be received upon the sale of our investments in market transactions, the methodologies used are based on judgments, assumptions and opinions about future events that may or may not prove to be correct, and if different judgments, assumptions or opinions were used, a different estimate would likely result. Furthermore, our published per share NAV may not fully reflect certain extraordinary events because we may not be able to immediately quantify the financial impact of such events on our portfolio. The Advisor monitors our portfolio between valuations to determine whether there have been any extraordinary events that may have materially changed the estimated market value of the portfolio, such as significant market events or disruptions or force majeure events. If required by applicable securities law, we will promptly disclose the occurrence of such event under cover of a Current Report on Form 8-K or other public disclosure, and the Advisor will analyze the impact of such extraordinary event on our portfolio and determine the appropriate adjustment to be made to our NAV. We will not, however, retroactively adjust NAV. To the extent that the extraordinary events may result in a material change in value of a specific investment, the Advisor will order a new valuation of the investment. It is not known whether any resulting disparity will benefit shareholders whose shares are or are not being repurchased or purchasers of the Shares.

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

We do not believe that being an emerging growth company has a significant impact on our business or the Private Offering. As stated above, we have elected to opt-in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as the Shares are not traded on a securities exchange, we are not subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Advisor and we do not directly compensate our executive officers, or reimburse the Advisor or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Advisor, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

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

We also generally are not able to issue and sell Shares at a price per share, after deducting underwriting commissions and discounts, that is below our NAV per share. We may, however, sell the Shares, or warrants, options or rights to acquire the Shares, at a price below the then-current NAV of the Shares if the Board determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new Shares at a price below NAV per share in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.

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

Leverage and Senior Securities; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to the Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. Our initial member approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act, and such election became effective on the first day immediately after the date of such approval. In addition, while any senior securities remain outstanding, we are required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We and our SPVs have entered into multiple credit facilities or other financing arrangements, including CLO debt issuances, and intend to establish one or more additional credit facilities and enter into other financing arrangements to facilitate investments and the timely payment of our expenses. Any such additional credit facilities will generally bear interest at floating rates at to be determined spreads over a specific reference rate. We cannot assure shareholders that we will be able to enter into additional credit facilities or otherwise obtain additional financing on favorable terms or at all. Shareholders indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

Under Rule 18f-4 under the 1940 Act, related to the use of derivatives, short sales, reverse repurchase agreements and certain other transactions by registered investment companies, we are permitted to enter into derivatives and other transactions that create future payment or delivery obligations, including short sales, notwithstanding the senior security provisions of the 1940 Act if we comply with certain value-at-risk leverage limits and derivatives risk management program and board oversight and reporting requirements or comply with a “limited derivatives users” exception. We currently operate with an intent to be a “limited derivatives user” under Rule 18f-4. To the extent we operate and qualify as a “limited derivatives user,” we are required to adopt and implement written policies and procedures reasonably designed to manage our derivatives risk and limit our derivatives exposure such that it does not exceed 10% of our net assets (with certain exclusions). Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provisions of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating our asset coverage ratios as discussed above. In addition, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date (the “Delayed-Settlement Securities Provision”). We may otherwise engage in such transactions that do not meet the conditions of the Delayed-Settlement Securities Provision so long as we treat any such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents and restricted cash and restricted cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements. The Advisor intends to monitor developments and seek to manage our assets in a manner consistent with achieving our investment objectives, but there can be no assurance that it will be successful in doing so.

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

We have and may continue to create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

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

Affiliated Transactions

As a BDC, the Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates, including the Company’s officers, directors, investment adviser, investment sub-adviser, principal underwriters and certain of their affiliates, without the prior approval of the members of board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance). The Advisor has applied for an exemptive order from the SEC that will permit the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Advisor and certain funds managed and controlled by the Advisor and its affiliates, subject to certain terms and conditions. There is no assurance that the co-investment exemptive order will be granted by the SEC. Pursuant to such order, the Board may establish Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other public or private StepStone funds that target similar assets. If an investment falls within the Board Criteria, StepStone must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate in a co-investment opportunity, depending on whether the Advisor determines that the investment is appropriate for the Company (e.g., based on investment strategy). The Advisor will allocate the co-investment in such proportions as the Advisor deems appropriate from time to time in accordance with its allocation policy under the 1940 Act. If the Advisor determines that such investment is not appropriate for the Company, the investment will not be allocated to us, but the Advisor will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly Board meeting.

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

The Advisor votes proxies relating to our securities in the best interest of its clients’ shareholders. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Advisor will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.

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

You may obtain information, without charge, regarding how the Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, StepStone Private Credit Fund LLC, 277 Park Avenue, 44th Floor, New York, NY 10172 or by calling us collect at +1 (713) 515-4692.

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

•

pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Some of the income that the Company may earn directly or through an Underlying Fund, such as income recognized from an equity investment in an operating partnership, may not satisfy the gross income test. To manage the risk that such income might jeopardize the Company’s tax status as a RIC resulting from a failure to satisfy the gross income test, one or more subsidiary entities treated as corporations for U.S. federal income tax purposes may be employed to earn such income and (if applicable) hold the related investment. Such subsidiary entities generally will be required to incur entity-level income taxes on their earnings, which ultimately will reduce the return to shareholders.

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

Item 1A. Risk Factors

Investing in the Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in the Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or markets similar to ours. In addition to the other information contained in this Report, you should consider carefully the following information before making an investment in the Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of the Shares could decline, and you may lose all or part of your investment.

The following is a summary of the principal risk factors associated with an investment in the Company. Further details regarding each risk included in the below summary list can be found further below.

•	The Company is a relatively new company and has limited operating history.

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

•	Global economic, political and market conditions could have a significant adverse effect on our business, financial condition and results of operations.

•	A major public health crisis could severely disrupt the global financial markets and business climate and adversely affect our business, financial condition and results of operations.

•	The lack of liquidity in the Company’s investments may adversely affect its business.

•	Investments in loan interests may be difficult to value, have extended settlement periods and expose the Company to the risk of delayed receipt of principal and interest payments.

•	The Company is subject to credit, liquidity and interest rate risks.

•	Prepayments of the Company’s debt investments by its portfolio companies could adversely impact its results of operations and ability to make shareholder distributions.

•	We are subject to certain risks as a result of our interests in the 2024-I CLO Subordinated Notes.

•

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

Risks Relating to the Company’s Business and Structure

The Company is a relatively new company and has limited operating history.

The Company commenced operations on April 3, 2023. As a result, the Company has limited financial information on which you can evaluate an investment in the Company or the Company’s prior performance. The Company is subject to all of the business risks and uncertainties associated with any recently formed business, including the risk that the Company will not achieve its investment objectives and that the value of your investment could decline substantially or your investment could become worthless.

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

The Company will be subject to corporate-level income tax if it is unable to maintain its tax treatment as a RIC under Subchapter M of the Code.

To maintain its tax treatment as a RIC under Subchapter M of the Code, the Company must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if the Company distributes at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to its shareholders on an annual basis. Because the Company has incurred debt, and expects to continue to incur debt, it will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict it from making distributions necessary to maintain its tax treatment as a RIC. If the Company is unable to obtain cash from other sources, it may fail to maintain its tax treatment as a RIC and, thus, may be subject to corporate-level income tax. To maintain its tax treatment as a RIC, the Company must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in the Company having to dispose of certain investments quickly in order to prevent the loss of its tax treatment as a RIC. Because most of the Company’s investments will be in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided that the Company will satisfy the asset diversification requirements or the other requirements necessary to maintain its tax treatment as a RIC. If it fails to maintain its tax treatment as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce its net assets, the amount of income available for distributions to its shareholders and the amount of funds available for new investments.

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

For U.S. federal income tax purposes, the Company includes in income certain amounts that it has not yet received in cash, such as the accrual of original issue discount. This may arise if the Company receives warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to its overall investment activities and increases in loan balances as a result of contracted PIK arrangements are included in income before it receives any corresponding cash payments. The Company also may be required to include in income certain other amounts that it will not receive in cash.

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

Certain of the Company’s debt investments contain provisions providing for PIK interest payments and/or OID. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by the Company of PIK interest will have the effect of increasing its assets under management. As a result, because the base management fee that the Company pays to the Advisor is based on the value of the Company’s net assets, the receipt by the Company of PIK interest may result in an increase in the amount of the base management fee payable by the Company. In addition, any such increase in a loan balance due to the receipt of PIK interest may cause such loan to accrue interest on the higher loan balance, which may result in an increase in the Company’s pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by the Company to the Advisor.

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

In addition, the Company’s current and future debt facilities impose or will likely impose financial and operating covenants that restrict its business activities, including limitations that hinder its ability to finance additional loans and investments or to make the distributions required to maintain its qualification as a RIC under the Code.

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

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect the Company’s business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact the Company’s business and the business of its competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Changes to United States tariff and import/export regulations may have a negative effect on the Company’s portfolio companies.

There have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict the Company’s portfolio companies’ access to suppliers or customers, increase their supply-chain costs and expenses and could have material adverse effects on the Company’s business, financial condition and results of operations.

Because the Company intends to distribute substantially all of its income to its shareholders to maintain our status as a RIC, it will continue to need additional capital to finance its growth. If additional funds are unavailable or not available on favorable terms, its ability to grow may be impaired.

The Company will need additional capital to fund new investments and grow its portfolio of investments. In addition to the Private Offering, the Company intends to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase its funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. A reduction in the availability of new capital could limit the Company’s ability to grow. In addition, the Company is required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to its shareholders to maintain its qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on the Company’s part to access the capital markets successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any.

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

The Advisor has applied for an exemptive order from the SEC that will permit the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Advisor and certain funds managed and controlled by the Advisor and its affiliates, subject to certain terms and conditions. There is no assurance that the co-investment exemptive order will be granted by the SEC. Pursuant to such order, the Board may establish Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other public or private StepStone funds that target similar assets. If an investment falls within the Board Criteria, the Advisor must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate in a co-investment opportunity, depending on whether the Advisor determines that the investment is appropriate for the Company (e.g., based on investment strategy). The Advisor will allocate the co-investment in such proportions as the Advisor deems appropriate from time to time in accordance with its allocation policy under the 1940 Act. If the Advisor determines that such investment is not appropriate for the Company, the investment will not be allocated to us, but the Advisor will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly Board meeting.

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

Risks related to emerging and changing technology, including artificial intelligence, could impact the Company’s, the Advisor’s and the Company’s portfolio companies’ results of operations or financial condition.

The Company’s, the Advisor’s and the Company’s portfolio companies’ future success depends, in part, on their ability to anticipate and respond effectively to the risk of, and the opportunity presented by, digital disruption and other technology change. These may include new applications based on artificial intelligence, machine learning, or new approaches to data mining.

Risks related to artificial intelligence, including the Company’s, the Advisor’s and/or the Company’s portfolio companies’ use of third-party products incorporating artificial intelligence, include the generation of factually incorrect or biased results, also known as hallucinations, data security vulnerabilities, potential IP infringement, mishandling of confidential, proprietary, or private information, and potentially problematic third-party license terms. In addition, the SEC has recently proposed new rules on the use of artificial intelligence by investment advisers that could add to the compliance risks and burdens of using this technology.

The Company, the Advisor and the Company’s portfolio companies may also be exposed to competitive risks related to the adoption and application of new technologies by established market participants or new entrants. The Company, the Advisor and the Company’s portfolio companies may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. Additionally, the effort to gain technological expertise and develop new technologies in their respective businesses may be costly. Investments in technology systems and data analytics capabilities may not deliver the benefits or perform as expected or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties or additional costs. If the Company, the Advisor or the Company’s portfolio companies cannot offer new artificial intelligence-facilitated technologies or data analytics solutions as quickly as their competitors, or if their competitors develop more cost-effective technologies, data analytics solutions or other product offerings, the Company, the Advisor and the Company’s portfolio companies could experience a material adverse effect on their business, financial condition or results of operations.

Poor implementation of new technologies, including artificial intelligence, by the Company, the Advisor, the Company’s portfolio companies, or any of their third-party service providers, could subject the Company, the Advisor and the Company’s portfolio companies to additional risks we do not understand or cannot adequately mitigate, which could have an impact on the Company’s results of operations and financial condition.

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

A major public health crisis could severely disrupt the global financial markets and business climate and adversely affect our business, financial condition and results of operations.

A major public health crisis can have unpredictable and adverse impacts on global, national and local economies. Disruptions to commercial activity (such as the imposition of quarantines or travel restrictions) or, more generally, a failure to contain or effectively manage a public health crisis may adversely impact the Company’s business activity and that of its portfolio companies. For example, such disruptions could adversely affect the Company’s ability to effectively identify, monitor, make or dispose of investments. Any future public health crisis could contribute to extreme volatility in financial markets. Such volatility could adversely affect the Company’s and its portfolio companies’ business, which could have material and adverse effect on the Company’s performance.

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

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on the Company’s business and operations.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, economic and other policies, including with respect to treaties and tariffs.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, the Company generally not able to issue additional Shares at a price less than net asset value without first obtaining approval for such issuance from its shareholders and its independent directors.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance the Company’s existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on its business. The debt capital that will be available to the Company in the future, if at all, may be at a higher cost, including as a result of the current interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If the Company is unable to raise or refinance debt, then its equity investors may not benefit from the potential for increased returns on equity resulting from leverage, and the Company may be limited in its ability to make new commitments or to fund existing commitments to its portfolio companies.

Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of the Company’s investments. While our investments are generally not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

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

Reliance on portfolio company management

The Advisor and investment managers or general partners of Underlying Funds generally seek to monitor the performance of investments in portfolio companies either through interaction with the board of directors of the applicable portfolio company and/or by maintaining an on-going dialogue with the portfolio company’s management team. However, the Company and the Underlying Funds are generally not in a position to control any borrower by investing in its debt securities and a portfolio company’s management is primarily responsible for the operations of the portfolio company on a day-to-day basis. Although the Company and Underlying Funds may invest in portfolio companies with strong management teams, there can be no assurance that the existing management team, or any new one, will be able to operate the portfolio company successfully. In addition, the Company and Underlying Funds are subject to the risk that a borrower in which it invests may make business decisions with which the relevant lender disagrees and the management of such borrower, as representatives of the common equity holders, may take risks or otherwise act in ways that do not serve the interests of the debt investors, including the Company or the Underlying Fund.

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

The Company is subject to the risk that the debt investments it makes in portfolio companies may be repaid prior to maturity. The Company’s investments generally allow for repayment at any time subject to certain penalties. When this occurs, the Company generally reinvests these proceeds in temporary investments, pending their future investment in accordance with its investment strategy. These temporary investments typically have substantially lower yields than the debt being prepaid, and the Company could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, the Company’s results of operations could be materially adversely affected if one or more of the Company’s portfolio companies elects to prepay amounts owed to it, particularly if such prepayments occur in close succession. Additionally, prepayments could negatively impact the Company’s ability to make, or the amount of, shareholder distributions with respect to the holders of Shares.

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

The Company may invest a portion of its capital in second lien, mezzanine and subordinated loans issued by its portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the loans in which the Company invests. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which the Company is entitled to receive payments in respect of the loans in which it invests. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to the Company’s investment in that portfolio company would typically be entitled to receive payment in full before the Company receives any distribution in respect of the Company’s investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to the Company. In the case of debt ranking equally with loans in which the Company invest, the Company would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

The Company’s portfolio may include exposure to mezzanine investments, which share all of the risks of other high-yield securities and are subject to greater risk of loss of principal and interest than higher-rated securities.

A portion of the Company’s debt investments may be made in certain high yield securities known as mezzanine investments, which are subordinated debt securities that may be issued together with an equity security (e.g., with attached warrants). Those mezzanine investments may be issued with or without registration rights. Mezzanine investments can be unsecured and generally subordinate to other obligations of the issuer. The expected average life of the Company’s mezzanine investments may be significantly shorter than the maturity of these investments due to prepayment rights. Mezzanine investments share all of the risks of other high yield securities and are subject to greater risk of loss of principal and interest than higher-rated securities. They are also generally considered to be subject to greater risk than securities with higher ratings in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with the lower-rated securities, the yields and prices of those securities may tend to fluctuate more than those for higher-rated securities. The Company does not anticipate a market for its mezzanine investments, which can adversely affect the prices at which these securities can be sold. In addition, adverse publicity and investor perceptions about lower-rated securities, whether or not based on fundamental analysis, may be a contributing factor in a decrease in the value and liquidity of those lower-rated securities. Mezzanine securities are often even more subordinated than other high yield debt, as they often represent the most junior debt security in an issuer’s capital structure.

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

We are subject to certain risks as a result of our interests in the 2024-I CLO Subordinated Notes.

Under the terms of the master loan sale agreement (the “2024-I CLO Sale Agreement”) entered into in connection with our term debt securitization transaction with respect to the 2024-I Issuer’s issuance of the 2024-I CLO Debt (the “2024-I CLO Transaction”), we sold, transferred, assigned, contributed or otherwise conveyed to the 2024-I Issuer certain loans and participation interests therein securing the 2024-I CLO (the “2024-I CLO Loan Portfolio”) for the purchase price and other consideration set forth in the 2024-I CLO Sale Agreement. As a result of the 2024-I CLO Transaction, we hold all of the 2024-I CLO Subordinated Notes and the nominal membership interests of the 2024-I Issuer. As a result, we expect to consolidate the financial statements of the 2024-I Issuer in our consolidated financial statements. However, once sold or contributed to the 2024-I Issuer, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the 2024-I CLO Loan Portfolio, the 2024-I CLO Transaction resulted in us holding the 2024-I CLO Subordinated Notes and the nominal membership interests in the 2024-I Issuer, with the 2024-I Issuer holding the 2024-I CLO Loan Portfolio. As a result, we are subject both to the risks and benefits associated with the 2024-I CLO Subordinated Notes and, indirectly, the risks and benefits associated with the 2024-I CLO Loan Portfolio held by the 2024-I

Issuer. In addition, our ability to sell, amend or otherwise modify an underlying loan in the 2024-I CLO Loan Portfolio held by the 2024-I Issuer is subject to certain conditions and restrictions under the 2024-I CLO Transaction, which may prevent us from taking actions that we would take if we held such underlying loan directly.

Any terms not defined in the above paragraph are defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”.

The subordination of the 2024-I CLO Subordinated Notes will affect our right to payment.

The 2024-I CLO Subordinated Notes are subordinated to the 2024-I CLO Secured Debt issued and amounts borrowed by the 2024-I Issuer and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to the 2024-I Issuer (which the 2024-I Issuer could have distributed with respect to the 2024-I CLO Subordinated Notes) will be diverted to the payment of principal on the 2024-I CLO Secured Debt. See “—The 2024-I CLO Indenture requires mandatory repayment of the 2024-I CLO Secured Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.” Any terms not defined in this paragraph are defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”.

On the scheduled maturity of the 2024-I CLO Secured Debt or if the 2024-I CLO Secured Debt is accelerated after an event of default, proceeds available after the payment of certain administrative expenses will be applied to pay both principal of and interest on the 2024-I CLO Secured Debt until the 2024-I CLO Secured Debt is paid in full before any further payment will be made on the 2024-I CLO Subordinated Notes. As a result, the 2024-I CLO Subordinated Notes would not receive any payments until the 2024-I CLO Secured Debt is paid in full and under certain circumstances may not receive payments at any time.

In addition, if an event of default occurs and is continuing with respect to the 2024-I CLO Secured Debt, the holders of such 2024-I CLO Secured Debt will be entitled to determine the remedies to be exercised under the 2024-I CLO Indenture pursuant to which such 2024-I CLO Secured Debt was issued. Remedies pursued by the holders of 2024-I CLO Secured Debt could be adverse to our interests as the holder of the 2024-I CLO Subordinated Notes, and the holders of 2024-I CLO Secured Debt will have no obligation to consider any possible adverse effect on such our interest or the interest of any other person. See “—The holders of certain 2024-I CLO Debt will control many rights under the 2024-I CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”

The 2024-I CLO Subordinated Notes represent leveraged investments in the 2024-I CLO Loan Portfolio owned by the 2024-I Issuer, which is a speculative investment technique that increases the risk to us as the owner of the 2024-I CLO Subordinated Notes. As the junior interest in a leveraged capital structure, the 2024-I CLO Subordinated Notes will bear the primary risk of deterioration in the performance of the 2024-I Issuer and the 2024-I CLO Loan Portfolio.

The holders of certain 2024-I CLO Debt will control many rights under the 2024-I CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.

Under the 2024-I CLO Indenture, as long as any 2024-I CLO Debt of the 2024-I Issuer is outstanding, the holders of the senior-most outstanding class of such 2024-I CLO Debt will have the right to direct the trustee or the 2024-I Issuer to take certain actions under the 2024-I CLO Indenture. For example, these holders will have the right, following an event of default, to direct certain actions and control certain decisions, including the right to accelerate the maturity of applicable 2024-I CLO Debt and, under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests.

Although we, as the holder of the 2024-I CLO Subordinated Notes, will have the right, subject to the conditions set forth in the 2024-I CLO Indenture, to purchase assets in any liquidation of assets by the collateral trustee, if an event of default has occurred and is continuing, we will not have any secured creditors’ rights against the 2024-I Issuer and will not have the right to determine the remedies to be exercised under the 2024-I CLO Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the 2024-I CLO Subordinated Notes following any liquidation of assets and the application of the proceeds from such assets to pay the applicable 2024-I CLO Debt and the fees, expenses, and other liabilities payable by the 2024-I Issuer.

The 2024-I CLO Indenture requires mandatory repayment of the 2024-I CLO Secured Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.

Under the 2024-I CLO Indenture governing the 2024-I CLO Debt, there are two coverage tests applicable to the 2024-I CLO Secured Debt. The first such test, the interest coverage test, compares the amount of interest proceeds received and, other than in the case of defaulted loans and deferring loans, scheduled to be received on the underlying loans held by the 2024-I Issuer to the amount of interest due and payable on the 2024-I CLO Secured Debt and the amount of fees and expenses senior to the payment of such interest in the priority of distribution of interest proceeds. To satisfy this test interest received on the portfolio loans held by the 2024-I Issuer must meet a minimum percentage under the 2024-I CLO Indenture for the respective class or classes of the amount equal to the interest payable on the 2024-I CLO Secured Debt for such class or classes, plus the senior fees and expenses.

The second such test, the overcollateralization test, compares the adjusted collateral principal amount of the portfolio of underlying loans of the 2024-I Issuer to the aggregate outstanding principal amount of the 2024-I CLO Secured Debt. To satisfy this second test at any time, this adjusted collateral principal amount must meet a minimum percentage under the 2024-I CLO Indenture for the respective class or classes. In this test, certain reductions are applied to the principal balance of underlying loans included in the 2024-I CLO Loan Portfolio in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below with respect to the loans held by the 2024-I Issuer. These adjustments increase the likelihood that this test is not satisfied.

If either coverage test with respect to the 2024-I CLO Secured Debt is not satisfied on any determination date on which such test is applicable, the 2024-I Issuer must apply available amounts to repay the 2024-I CLO Secured Debt in an amount necessary to cause such test to be satisfied. This would reduce or eliminate the amounts otherwise available to make distributions to us as the holder of the 2024-I CLO Subordinated Notes.

Risks Relating to Underlying Funds

The Company is subject to risks associated with investments in Underlying Funds.

Some of the Underlying Funds may be affected by a number of factors including declines in the value of underlying investments, increasing use of suspensions, defaults, redemption gates, reduction in counterparty availability, prime brokerage default, insolvency and restructurings. The risks associated with investing in such Underlying Funds closely relate to the risks associated with the investments held by the Underlying Funds. The ability of the Company to achieve its investment objectives depends upon the ability of the Underlying Funds to achieve their respective investment objectives. There can be no assurance that the investment objectives of any of the Underlying Funds will be achieved. The Company’s NAV may fluctuate in response to changes in the net asset values of the Underlying Funds in which the Company invests. The extent to which the investment performance and risks associated with the Company correlates to those of each of the Underlying Funds may depend upon the extent to which the Company’s assets are allocated from time to time for investment in the Underlying Funds, which may vary.

The Company may also incur higher and duplicative expenses, including advisory fees, when it invests in shares or interests of private and/or registered funds and investment vehicles, including private funds and investment vehicles that are excluded from the definition of “investment company” pursuant to Sections 3(c)(1) or 3(c)(7) of the 1940 Act, non-traded registered closed-end funds and BDCs, and mutual funds and ETFs. There is also the risk that the Company may suffer losses due to the investment practices of the Underlying Funds (such as the use of derivatives). The Underlying Funds may be subject to compensation arrangements based on the performance of such Underlying Fund, which may create an incentive to make investments that are riskier or more speculative than would be the case if such arrangements were not in effect. The shares of listed closed-end funds may also frequently trade at a discount to their NAV. There can be no assurance that the market discount on shares of any closed-end fund purchased by the Company will ever decrease, and it is possible that the discount may increase.

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

Underlying Fund investment and trading risks in general

All investments made by an Underlying Fund risk the loss of capital. A fundamental risk associated with the Company’s investment strategy is that any portfolio company in whose debt the Underlying Funds invest may be unable to make principal and interest payments when due, or at all to the Underlying Funds. Portfolio companies could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment, an economic downturn or legal, tax or regulatory changes. Portfolio companies that Underlying Funds expect to remain stable may in fact operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress. Any deterioration in the performance of a portfolio company may result in a consequent negative impact on an Underlying Fund which has invested in it and accordingly the Company is indirectly exposed to the performance of portfolio companies.

The characteristics of the Loans held by an Underlying Fund may change as a result of the purchases and sales of Loans. The characteristics of the Loans held by an Underlying Fund may also change over time as a result of scheduled amortization, prepayments, the amount of draws, repayment and termination of revolving Loans, extensions, waivers, modifications, restructuring, work-outs, delinquencies and defaults on Loans. There can be no assurance that the portfolio of Loans owned by an Underlying Fund will have any particular characteristics at any time and the decision to buy Loans or to sell Loans may have a significant impact on those characteristics.

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
The STEP Board and Audit Committee regularly review the measures implemented by STEP to identify and mitigate risks from cybersecurity threats. As part of such reviews, the STEP Board and Audit Committee receive reports and presentations from those responsible for overseeing STEP’s cybersecurity risk management, including the Partner, Head of Information Technology & CISO (“Head of IT”) and STEP’s Legal team, which may address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to STEP’s peers, industry participants, service providers and other third parties. The Head of IT also periodically presents to the STEP Board and its Audit Committee, including to describe STEP’s information security infrastructure and improvements made, and to report on any significant developments in respect to STEP. From time to time, external legal advisers provide education to the STEP Board and/or Audit Committee in respect of information security related developments and to provide training in respect of directors’ responsibilities.
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

PART II

Item 5. Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Shares are being offered and sold in the Private Offering exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and pursuant to Regulation S under the Securities Act. There is no public market for the Shares currently, nor can we give any assurance that one will develop. See “Item 1. Business – Private Offering of Shares” for more information.

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

Holders

As of March 1, 2025, there were 11 holders of record of the Company’s Shares.

Distributions

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

Consistent with the Code, shareholders will be notified of the source of our distributions. Our distributions may exceed our earnings and profits, especially during any period before we have substantially invested the proceeds from the Private Offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. The tax basis of Shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of Shares.

Portions of our distributions may be funded through reimbursement of certain expenses by our Advisor and its affiliates, including through the waiver of management and incentive fees by our Advisor. Any such distributions funded through expense reimbursements or waivers of management and incentive fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Advisor or its affiliates continues to advance such expenses or waive such fees. Our future reimbursement of amounts advanced or waived by the Advisor and its affiliates will reduce the distributions that you would otherwise receive in the future. Other than as set forth in this Report, the Advisor and its affiliates have no obligation to advance expenses or waive advisory fees.

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

Except as previously reported by us on our current reports on Form 8-K, we did not sell any equity securities during the period covered by this Report that were not registered under the Securities Act.

The Company is currently conducting the Private Offering on a continuous basis for up to $10 billion in Shares. As of March 28, 2025, the Company has issued an aggregate of 39,797,867 Shares in the Private Offering for total consideration of approximately $1,035.5 million. These figures do not include any Shares issued in connection with the Company’s distribution reinvestment plan (if any). The Company intends to continue selling Shares in the Private Offering on a monthly basis.

Issuer Purchases of Equity Securities

On November 1, 2024, the Company offered to purchase up to 1,315,366 Shares at a purchase price equal to the NAV per Share as of December 31, 2024 (the “November 2024 Tender Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the November 2024 Tender Offer. The November 2024 Tender Offer expired on December 2, 2024 (the “November 2024 Tender Offer Expiration Date”), and 67,017 Shares were validly tendered by shareholders and not properly withdrawn prior to the November 2024 Tender Offer Expiration Date. The Company accepted for purchase 100% of the Shares that were validly tendered and not properly withdrawn prior to the November 2024 Tender Offer Expiration Date. On January 30, 2025, the Company determined that, as of December 31, 2024, the NAV per Share was $26.00 per Share. Based on such NAV per Share, the aggregate purchase price for the Shares accepted for repurchase by the Company in the November 2024 Tender Offer equaled $1,742,371.

The following table sets forth information regarding repurchases of Shares effectuated under Company tender offers during the three months ended December 31, 2024:

			Total	Aggregate Dollar	Maximum number of
	Tender	Purchase	Number	Amount of Shares	Shares that may yet be
	Offer	Price per	of Shares	Repurchased	Purchased under the
Offer Date	Expiration	Share	Repurchased (1)	(in thousands) (2)	Repurchase Plan
November 1, 2024	December 2, 2024	$26.00	67,017	$1,742	—

(1)	All repurchase requests were satisfied in full.
(2)	Amounts shown net of any early repurchase deduction.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information appearing elsewhere in this Report.

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

Overview

The Company is a non-diversified, externally managed closed-end management investment company that was organized to achieve attractive risk-adjusted returns mainly by investing in various credit-related strategies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under the Code.

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

The direct loans to which we have exposure will generally be made to middle-market companies, which we define as companies with an annual EBITDA of approximately $10 million to $100 million. The loans we invest in generally pay floating interest rates based on a variable base rate. The secured debt (including first lien senior secured, unitranche and second lien debt) in which we invest generally have stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that we make will generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. However, there is no limit on the maturity or duration of any security we hold in our portfolio. Loans and securities purchased in the secondary market generally have shorter remaining terms to maturity than newly issued investments. Most of our debt investments are unrated. Our debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB” by

Standard & Poor’s Ratings Services). Our unrated debt investments will generally have credit quality consistent with below investment grade securities.

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

As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, likely may limit the Company’s ability to make investments or enter into other transactions alongside other clients. The Advisor has applied for an exemptive order from the SEC that will permit the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Advisor and certain funds managed and controlled by the Advisor and its affiliates, subject to certain terms and conditions. There is no assurance that the co-investment exemptive order will be granted by the SEC.

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

Portfolio and Investment Activity

As of December 31, 2024, the Company had 667 investments in 299 portfolio companies across 71 industries. Based on fair value as of December 31, 2024, 100% of the Company’s debt portfolio was invested in debt bearing a floating interest rate. The weighted average interest rate across the Company’s portfolio investments was approximately 9.8% as of December 31, 2024.

As of December 31, 2023, the Company had 231 investments in 150 portfolio companies across 55 industries. Based on fair value as of December 31, 2023, 100% of the Company’s debt portfolio was invested in debt bearing a floating interest rate. The weighted average interest rate across the Company’s portfolio investments was approximately 11.1% as of December 31, 2023.

As of December 31, 2024 and 2023, the Company’s portfolio median EBITDA was $54.4 million and $53.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio companies.

As of December 31, 2024 and 2023, the Company’s median loan-to-value (“LTV”) was 43.0% and 40.6%, respectively. LTV is calculated as net debt through each respective investment tranche in which the Company holds an investment divided by value of underlying collateral of the portfolio company.

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

As of December 31, 2024 and December 31, 2023, our investment portfolio had no investments on non-accrual status.

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

Consolidated Results of Operations

Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2024 and 2023. The Company was formed on September 26, 2022 and commenced investment operations on April 3, 2023. The following tables represent our operating results for the periods indicated:

		For the Period from April 3, 2023
	Year Ended December 31, 2024	(commencement of operations) to September 30, 2023
Total investment income	$118,778,221	$29,708,882
Less: Net expenses	(56,012,487)	(14,210,476)

Net investment income (loss)	62,765,734	15,498,406

Net realized gain (loss)	—	312,730
Net change in unrealized appreciation (depreciation)	3,508,407	(722,259)

Net increase (decrease) in Net Assets resulting from operations	$66,274,141	$15,088,877

Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful. The unrealized gains for year ended December 31, 2024 were largely due to increases in NAV on private credit fund investments.

	Year Ended December 31, 2024	For the Period from April 3, 2023 (commencement of operations) to December 31, 2023
Investment income:
Interest income	$117,507,978	$29,708,882
Payment-in-kind	1,270,243	—

Total Investment Income	$118,778,221	$29,708,882

For the year ended December 31, 2024, total investment income was driven by the Company’s deployment of capital and increasing invested balance of investments. The size of the Company’s investment portfolio at fair value was $1,570.5 million as of December 31, 2024 and, as of such date, all of the Company’s debt investments were income-producing.

For the period from April 3, 2023 (commencement of operations) to December 31, 2023, total investment income was driven by the Company’s deployment of capital and increasing invested balance of investments. The size of the Company’s investment portfolio at fair value was $565.4 million as of December 31, 2023 and, as of such date, all of the Company’s debt investments were income-producing.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2024 and December 31, 2023, all of the Company’s debt investments were performing and current on their interest payments.

Expenses

Expenses were as follows for the period indicated:

Expenses	Year Ended December 31, 2024	For the Period from April 3, 2023 (commencement of operations) to December 31, 2023
Interest expense	$36,071,806	$10,656,745
Management fee	6,091,441	1,425,366
Income incentive fee	5,107,293	1,190,358
Capital gains-based incentive fee	143,950	—
Organizational costs	1,820	1,296,462
Administration fee	1,825,252	431,618
Professional fees	1,432,415	682,037
Legal fees	1,185,418	1,159,398
Directors’ fees	150,000	150,000
Custody fees	103,802	28,335
Other expenses	2,281,212	811,554

Total expenses	$54,394,409	$17,831,873

Less expense (recoupment) support payments (to) by the Advisor	(1,618,078)	2,372,090
Waiver for management and incentive fees	—	1,249,307

Net expenses	$56,012,487	$14,210,476

Other expenses include valuation, insurance, filing, research, subscriptions and other costs. The increase in expenses period over period has generally been a result of the growth of the Company.

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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the year ended December 31, 2024, the Company did not incur any excise tax.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions during the years ended December 31, 2024 and December 31, 2023.

The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Financial Condition, Liquidity and Capital Resources

The Company generates cash from the net proceeds from the Private Offering and from cash flows from interest and fees earned from its investments and principal repayments and proceeds from sales of its investments. The Company also funds a portion of its investments through net borrowings from banks and issuances of senior securities, including CLO debt issuances, and intends to continue to do so during times prior to when the Company has fully invested the proceeds of any closing on Shares in the Private Offering. The Company’s primary use of cash will be to make investments in portfolio companies, payments of Company expenses, payments of cash distributions to shareholders and repurchases of Shares under the Company’s discretionary share repurchase program.

Due to the diverse capital resources available to us at this time, including our net borrowings from our credit facilities and CLO debt issuances, our anticipated cash flows from the net proceeds from the Private Offering, our anticipated cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments, we believe we have adequate liquidity to support our near-term capital requirements, including to fund our unfunded commitment obligations.

Cash Flows

As of December 31, 2024 we had $31.2 million in cash and cash equivalents and restricted cash and restricted cash equivalents. During the year ended December 31, 2024, we used $(925.0) million in cash for operating activities, primarily as a result of funding of portfolio investments of $(1,192.6) million, partially offset by repayment of portfolio investments of $204.0 million, and other operating activities of $63.6 million. Cash provided by financing activities was $937.3 million during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $556.9 million and borrowings of $981.0 million under our financing arrangements, partially offset by distributions paid and repurchase of shares of $(23.9) million and repayments of borrowings, including debt issuance costs paid of $(576.7) million.

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

Under the provisions of the 1940 Act, following approval from our initial shareholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, which approval became effective on January 21, 2023, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any shares of preferred stock that we may issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. As of December 31, 2024 and December 31, 2023, our asset coverage ratio, as defined under the 1940 Act, was 238.4% and 231.2%, respectively.

The Company intends to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt, as well as debt securitizations, and has used and intends to use one or more wholly-owned financing subsidiaries in the future in connection therewith. The Company may also use leverage in the form of the issuance of preferred shares, but does not currently intend to do so, or by using reverse repurchase agreements or similar transactions and derivatives. The Company may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

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

As of December 31, 2024 and December 31, 2023, the Company had outstanding borrowings of $662,170,535 and $248,370,535, respectively. The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

MassMutual SPV I Facility

On April 3, 2023, in connection with the acquisition of the Initial Portfolio, the Company, through SPV Facility I as borrower, entered into a Loan and Security Agreement (as amended from time to time, the “MassMutual SPV I Facility”) with Massachusetts Mutual Life Insurance Company (“MassMutual”), as the administrative agent and facility servicer, and the lenders party thereto from time to time.

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

As of December 31, 2024 and December 31, 2023, the Company had an outstanding principal balance under the MassMutual SPV I Facility of $204,500,000 and $154,500,000, respectively. For the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.32% and 8.48%, respectively. For the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility was $155,765,027 and $78,326,007, respectively.

BMO SPV II Credit Facility

On May 1, 2023, the Company, through SPV Facility II as borrower, entered into a Loan and Security Agreement (the “BMO Loan and Security Agreement”) with Bank of Montreal, a (“BMO”), as the administrative agent, as collateral agent, and as a lender, and the other lenders party thereto from time to time, to provide SPV Facility II with a revolving credit facility (the “BMO SPV II Credit Facility”). BMO had made an initial commitment of $81,250,000 under the BMO SPV II Credit Facility, with an accordion provision to permit increases to the total facility amount up to $100,000,000, subject to satisfaction of certain conditions. On July 3, 2023, SPV Facility II and BMO entered into an amendment (the “BMO First Amendment”) to the BMO Loan and Security Agreement. The BMO First Amendment provides for, among other things, (1) a funded amount from the lenders of $100,750,000 as of the amendment effective date and (2) an increase in the maximum total commitments of the lenders under the accordion provision in the BMO Loan and Security Agreement to $125,000,000. On March 21, 2024, SPV Facility II and BMO entered into an amendment (the “BMO Second Amendment”) to the BMO Loan and Security Agreement. The BMO Second Amendment provides, among other things, a funded amount from the lenders of $109,500,000 as of the amendment effective date. Borrowings under the BMO SPV II Credit Facility generally bear interest at a rate per annum equal to 3-Month Term SOFR plus a margin of 2.50% (subject to credit spread adjustments based on the weighted average spread of certain loan assets). The BMO SPV II Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility II and a pledge over 100% of the Company’s equity interest in SPV Facility II.

The BMO SPV II Credit Facility matures on May 1, 2030, unless sooner terminated in accordance with its terms.

As of December 31, 2024 and December 31, 2023, the Company had an outstanding principal balance under the BMO SPV II Credit Facility of $97,670,535 and $93,870,535, respectively, in connection with investments purchased through participation agreements from BMO. For the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.67% and 7.76%, respectively. For the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $99,394,578 and $89,189,573, respectively.

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

On October 31, 2024, the Company and Wells Fargo amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo Amendment”). The Wells Fargo Amendment, among other things, increased the aggregate commitments by the lenders to $400,000,000 and decreased the applicable margin on borrowings from 2.65% to 2.25%. Borrowings under the Wells Fargo SPV III Credit Facility will generally bear interest at a rate per annum equal to Daily Simple SOFR plus a margin of 2.25%, with a 0.0% floor on Daily Simple SOFR. Amounts available for borrowing under the Wells Fargo SPV III Credit Facility are subject to a borrowing base that applies different advance rates to different types of assets held by SPV Facility III and are subject to limitations with respect to the loans securing the Wells Fargo SPV III Credit Facility, which may affect the borrowing base and therefore amounts available to borrow under the Wells Fargo SPV III Credit Facility. The Wells Fargo SPV III Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility III and a pledge over 100% of the Company’s equity interest in SPV Facility III.

In connection with the Wells Fargo SPV III Credit Facility, SPV Facility III is required to pay a non-use fee equal to, during the first six months of the availability period, 0.50% multiplied by the unutilized portion of the total commitments available under the Wells Fargo SPV III Credit Facility. After the first six months of the availability period, SPV Facility III is subject to a non-usage fee of 0.50% on any undrawn amount that is less than or equal to 35% of the total commitments, as well as a non-usage fee of 2% of the difference between 65% of the total commitments available and the effective drawn amount in the event that SPV Facility III draws on less than 65% of total commitments available under the Wells Fargo SPV III Credit Facility.

The reinvestment period end date (after which no borrowings may be drawn under the Wells Fargo SPV III Credit Facility) and the maturity date under the Wells Fargo SPV III Credit Facility are scheduled for December 1, 2026 and December 1, 2028, respectively, unless the Wells Fargo Loan and Security Agreement is sooner terminated in accordance with its terms.

As of December 31, 2024, the Company had an outstanding principal balance under the Wells Fargo SPV III Credit Facility of $360,000,000. As of December 31, 2023, the Company had no outstanding principal balance under the Wells Fargo SPV III Credit Facility. For the period from April 3, 2023 (commencement of operations)

to December 31, 2023, the Company had no borrowing activity under the Wells Fargo SPV III Credit Facility. For the year ended December 31, 2024, the Company’s borrowings under the Wells Fargo SPV III Credit Facility bore interest at a weighted average interest rate of 7.59%. For the year ended December 31, 2024, the daily average amount of outstanding borrowings under the Wells Fargo SPV III Credit Facility was $160,869,978.

Atalaya Capital Management LP

Effective April 19, 2024, the Company, through its subsidiary SPV Facility IV, may from time-to-time purchase or originate loans and sell a participation in all or a portion of such loans to Macquarie Bank Limited and its affiliates (“Macquarie”), and concurrently with entering into such participation arrangement, agree to repurchase, or otherwise pay for the termination of, within 90 days, such participation arrangement. SPV Facility IV may have obligations to repurchase assets arising from such transactions that collectively have an aggregate principal amount at any one time outstanding of up to $100,000,000. In connection therewith, for repurchase transactions entered into by the Company, certain affiliates of Atalaya Capital Management LP will guarantee such repurchase transactions in an aggregate principal amount at any time outstanding not to exceed $100,000,000 subject to certain terms and conditions. The agreement to guarantee such repurchases has a term of one year that can be extended on the consent of both parties. SPV Facility IV will pay the guarantors any accrued interest, whether in the form of cash or payment in kind in accordance with the underlying payment terms for each loan during the guaranty period, less any interest, fees, expenses, indemnification payments and other similar compensation or reimbursements paid, or accrued and unpaid, to Macquarie as required under the participation documents for such loan. The amounts paid to Macquarie are determined at the time of the transaction and there is no obligation of Macquarie or the Company to utilize this arrangement in any way. During the year ended December 31, 2024, the Company had one outstanding borrowing of $6,435,000 for 46 days with Macquarie. As of December 31, 2024, the Company had no outstanding borrowings with Macquarie.

For the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility (the “Lines of Credit”) amounted to 7.88% and 8.33%, respectively. The Company’s aggregate daily average amount of borrowings under the Lines of Credit for the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, amounted to $415,177,365 and $158,367,932, respectively.

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

On March 14, 2024, the Board declared a distribution on the Shares payable on April 30, 2024 to shareholders of record as of the close of business on March 29, 2024 (the “Q1 2024 Distribution”). The amount of the Q1 2024 Distribution equaled $0.65 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 283,784 Shares were issued in April 2024 in connection with the Company’s DRIP for the Q1 2024 Distribution.

On May 7, 2024, the Board declared a distribution on the Shares payable on July 31, 2024 to shareholders of record as of the close of business on June 28, 2024 (the “Q2 2024 Distribution”). The amount of the Q2 2024

Distribution equaled $0.65 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 298,382 Shares were issued in July 2024 in connection with the Company’s DRIP for the Q2 2024 Distribution.

On August 8, 2024, the Board declared a distribution on the Shares payable on October 31, 2024 to shareholders of record as of the close of business on September 30, 2024 (the “Q3 2024 Distribution”). The amount of the Q3 2024 Distribution equaled $0.65 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 320,718 Shares were issued in October 2024 in connection with the Company’s DRIP for the Q3 2024 Distribution.

On November 11, 2024, The Board declared a distribution on the Shares payable on January 30, 2025 to shareholders of record as of the close of business on December 30, 2024 (the “Q4 2024 Distribution”). The amount of the Q4 2024 Distribution equaled $0.65 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

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

Portions of our distributions may be funded through reimbursement of certain expenses by our Advisor and its affiliates, including through the waiver of management and incentive fees by our Advisor. Any such distributions funded through expense reimbursements or waivers of management and incentive fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Advisor or its affiliates continues to advance such expenses or waive such fees. Our future reimbursement of amounts advanced or waived by the Advisor and its affiliates will reduce the distributions that you would otherwise receive in the future. Other than as set forth in this Report, the Advisor and its affiliates have no obligation to advance expenses or waive advisory fees.

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

During the year ended December 31, 2024, we repurchased 215,795 Shares pursuant to our discretionary share repurchase program. See “Item 1. Business – Share Repurchase Program” for more information.

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

Investment performance data utilized are, among other things, the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date which, in many cases, may reflect a lag in information.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2024 and 2023.

U.S. GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.

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

As of December 31, 2024 and December 31, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 171.4% and 169.6%, respectively, of our total net assets.

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

In addition, we have entered into the Amended Expense Limitation Agreement with the Advisor which was most recently extended on March 25, 2025 for an additional one-year term, ending on April 3, 2026, and which may be extended for additional one-year periods on an annual basis. Under the Amended Expense Limitation Agreement, any Expense Payments will be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the Expense Cap. See “Note 3. Related Party Transactions” in “Item 8. Consolidated Financial Statements” in this Report for more information. As of December 31, 2024 and December 31, 2023, the Company had $778,369 and $2,372,090, respectively, in expenses subject to recoupment by the Advisor. Recoupment must occur within three years from the end of the month in which such fees and expenses were waived, reimbursed or paid by the Advisor.

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

As of December 31, 2024 and December 31, 2023, we had the following outstanding commitments to fund investments. As of December 31, 2024 and December 31, 2023, we believe we have adequate financial resources to satisfy such commitments.

Investments	December 31, 2024	December 31, 2023
3 Step Sports LLC Delayed Draw Term Loan	$456,755	$456,073
Accent Building Materials Holdings LLC Term B Delayed Term Loan	165,312	653,571
Accordion Partners LLC Delayed Draw Term Loan	1,826,087	—
Accordion Partners LLC Revolving Loan	1,217,391	291,182
Accordion Partners LLC Third Amendment Delayed Draw Term Loan	—	297,006
ACP Avenu Buyer, LLC Delayed TL	395,536	—
ACP Avenu Buyer, LLC Revolving Credit	208,259	—
ACP Falcon Buyer, Inc. Revolving Loan	333,333	—
Advanced Medical Management, LLC Revolving Credit Loan	710,526	—
Advanced Web Technologies Holding Company Revolving Credit Loan	293,252	—
AI Fire Buyer, Inc. Delayed Draw Term Loan	120,902	312,894
Alera Group, Inc. Delayed Draw Term Loan	35,516	665,925
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	13,130,720	—
Allworth Financial Group, L.P. Revolving Loan	618,375	—
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	1,935,706	1,021,277
Ambient Enterprises Holdco LLC Revolving Loan	951,979	893,617
AmerCareRoyal, LLC Delayed Draw Term Loan A	1,867,470	—
AmerCareRoyal, LLC U.S. Revolving Credit	195,783	—
Any Hour LLC Delayed Term Loan	1,876,363	—
Any Hour LLC Revolving Credit	540,260	—
Apex Dental Partners, LLC Revolver	903,226	—

Investments	December 31, 2024	December 31, 2023
Apex Dental Partners, LLC_Delayed Draw Term Loan	$2,583,226	$—
Apex Service Partners, LLC Delayed Draw Term Loan	—	855,366
Apex Service Partners, LLC Incremental Delayed Term Loan	2,598,709	—
Apex Service Partners, LLC Revolving Credit Loan	52,425	—
Apex Service Partners, LLC Revolving Credit Loan	96,719	—
Apex Service Partners, LLC Revolving Loan	—	278,067
Aptean Acquiror Inc. Delayed Draw Term Loan	238,414	—
Aptean Acquiror Inc. Revolving Credit	436,880	—
Arctic Holdco, LLC Initial Revolving Loan	58,360	—
Arcticom Group Delayed Draw Term Loan	—	5,145
Arcticom Group Delayed Draw Term Loan D	13,796	—
Arden Purchaser, LLC Revolver	1,307,198	—
Argano, LLC Delayed Draw Term Loan	2,173,913	—
Argano, LLC Revolving Credit Loan	362,319	—
Artivion, Inc. Delayed Draw Term Loan	557,604	—
ASP Global Holdings, LLC Delayed Draw Term Loan	615,882	—
ASP Global Holdings, LLC Revolving Loan	430,686	—
Associations, Inc. Revolving Loan	217,009	—
Associations, Inc. Special Purpose Delayed Draw Term Loan	451,262	—
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	1,262,187	1,629,243
Aviation Technical Services, Inc. Revolving Loan	500,000	—
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	1,142,132	—
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	—	2,259,036
Axis Portable Air, LLC Revolving Credit Loan	1,163,990	—
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	2,085,481	—
Bamboo US BidCo LLC Initial Delayed Draw Term Loan	—	100,343
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	44,461	—
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed TL	83,849	—
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	83,849	—
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	613,362	—
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,027,326	—
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,257,951	—
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	5,246,957	—
Berlin Rosen Acquisition, LLC Revolver	300,243	—
Berlin Rosen Acquisition, LLC Revolver	300,243	—
Best Roofing Services LLC Revolving Loan	895,522	—
Big Top Holdings, LLC Revolving Credit Loan	75,000	—
BNI Global, LLC Revolving Credit Loan	267,147	—
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	7,224,888	—
C3 AcquisitionCo, LLC Delayed Draw Term Loan	2,420,618	—
C3 AcquisitionCo, LLC Revolving Loan	907,732	—
CARDS Acquisition, Inc. Delayed Draw Term Loan	4,076,087	—
CARDS Acquisition, Inc. Revolving Loan	487,772	—
Carnegie Dartlet, LLC Delayed Draw Term Loan	180,000	—
Carnegie Dartlet, LLC Revolving Loan	56,400	—
Castlelake Consumer Receivables Opportunity III, L.P. Fund	2,088,417	—
Castlelake Consumer Receivables Opportunity IV, L.P.	3,514,810	—
Centex Acquisition, LLC Revolving Loan	811,853	—

Investments	December 31, 2024	December 31, 2023
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	$3,725,542	$—
Cerity Partners Equity Holding LLC Initial Revolving Loan	1,062,599	—
Chef Merito, LLC Delayed Draw Term Loan C	340,515	—
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	319,099	—
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	—	269,486
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	403,588	937,375
Community Care Partners, LLC Delayed Draw Term B Loan	—	297,901
Computer Services, Inc. Delayed Draw Term Loan	753,173	—
Costanzo’s Bakery, LLC Delayed Term Loan	302,442	—
Crash Champions Intermediate, LLC Revolving Credit Loan	—	264,767
Creek Parent, Inc. Revolving Credit	2,024,000	—
Crete PA Holdco, LLC Delayed Draw Term Loan	6,511,628	—
Crete PA Holdco, LLC Revolving Loan	976,744	—
CSG Buyer, Inc. Delayed Draw Term Loan	1,105,263	—
CSG Buyer, Inc. Revolving Loan	368,421	—
CVAUSA Management, LLC Primary Delayed Draw Term Loan	712,428	712,428
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	298,226	298,226
Demakes Borrower, LLC Delayed Draw Term Loan	97,905	—
Dentive, LLC Revolving Loan	353,532	—
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	2,044,800	—
Discovery SL Management, LLC Delayed Draw Term Loan B	1,215,000	—
Discovery SL Management, LLC Revolving Credit Loan	243,000	—
DOXA Insurance Holdings LLC Delayed Draw Term Loan	16,049	—
Dwyer Instruments, LLC_Delayed Draw Term Loan	1,414,141	—
Dwyer Instruments, LLC_Revolver	1,696,970	—
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	118,027	118,027
Enverus Holdings, Inc. Revolving Loan	393,329	405,405
Enverus Holdings, Inc.Delayed Draw Term Loan	266,409	266,409
Eskola LLC_Delayed Draw Term Loan B	4,080,760	—
ETE Intermediate II LLC Revolving Loan	31,429	235,714
Ethos Risk Services, LLC Delayed Draw Term C Loan	2,666,667	—
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	80,000	—
EVDR Purchaser, Inc. Delayed Draw Term Loan	1,372,549	—
EVDR Purchaser, Inc. Revolving Credit Loan	686,275	—
Everbridge Holdings, LLC Delayed Draw Term Loan	844,444	—
Everbridge Holdings, LLC Revolving Loan	555,556	—
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	—	1,666,667
Excel Fitness Holdings, Inc. Delayed Term Loan	1,887,534	—
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	380,895	380,895
Fidelity Evergreen Private Credit Fund LP	8,448,961	—
First Legal Buyer, Inc. Delayed Draw Term Loan	1,861,388	—
First Legal Buyer, Inc. Revolving Loan	930,694	—
Five Star Buyer, Inc. Delayed Draw Term Loan	—	237,838
FMG Suite Holdings, LLC Revolving Credit	437,254	290,774
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	1,752,436	—
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,947,368	—

Investments	December 31, 2024	December 31, 2023
G-A-I Consultants, Inc. Revolving Loan	$513,158	$—
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	4,399,000	—
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	1,904,762	—
Gen4 Dental Partners OPCO, LLC Revolving Loan	380,952	—
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	269,823	—
GS Acquisitionco, Inc. Revolving Loan	1,196,809	—
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	1,228,723	—
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78,263	78,263
Hanger, Inc. Incremental Delayed Draw Term Loan	—	619,787
HEC Purchaser Corp. Revolving Loan	781,250	—
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	710,680	—
Helios Service Partners, LLC_Delayed Draw Term Loan 2022	6,000,000	—
Helios Service Partners, LLC_Delayed Draw Term Loan Third Amendment	4,000,000	—
Helios Service Partners, LLC_Delayed Draw Term Loan Third Amendment Incremental	6,000,000	—
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	4,820,898	—
Heritage Foodservice Investment, LLC Revolving Credit Loan	602,612	—
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	5,999,819	—
Hills Distribution, Inc. Delayed Draw Term Loan	129,630	114,103
Hills Distribution, Inc. Delayed Draw Term Loan	15,974	—
Houseworks Holdings, LLC Delayed Draw Term Loan	2,035,714	2,500,000
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	2,554,134	—
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	4,418,182	—
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	124,376	—
Inventus Power, Inc. Revolving Loan	355,932	355,932
Iodine Software, LLC Revolving Loan	290,765	—
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	278,400	—
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	69,337	—
JHCC Holdings LLC_Delayed Draw Term Loan	533,362	—
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	—	1,000,000
Kabafusion Parent LLC Revolver	1,425,015	—
Kelso Industries LLC Delayed Draw Term Loan	2,921,089	—
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	383,117	—
Kite Midco II LTD Term Loan B2	1,322,514	—
Kite Midco II LTD Term Loan B2	1,322,514	—
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	385,568	—
LeadVenture, Inc. Revolver	591,133	—
LeadVenture, Inc. Supplemental No. 4 Delayed Draw Term Loan	4,468,966	—
Legitscript LLC Delayed Draw Loan	—	948,706
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562,030	562,030
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	—	1,274,699
Lido Advisors, LLC_Delayed Draw Term Loan Seventh Amendment	1,278,720	—
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	3,634,834	—
Lighthouse Technologies Holding Corp. Revolving Loan	815,899	815,899

Investments	December 31, 2024	December 31, 2023
Loving Tan Intermediate II Inc. Revolving Loan	$207,407	$140,000
M&D MidCo, Inc. Delayed Draw Term Loan Third Amendment	259,635	—
ManTech International Corporation Delayed Draw Term Loan	614,940	614,940
MB2 Dental Solutions, LLC Revolving Commitment	298,635	—
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	1,188,567	—
Medical Device Inc. Revolving Loan	551,739	551,739
Medical Technology Solutions, LLC Delayed Draw C Term Loan	—	126,557
Medical Technology Solutions, LLC Delayed Draw D Term Loan	—	316,392
Medina Health, LLC Revolving Loan	393,258	—
Medrina, LLC Initial Delayed Draw Term Loan Facility	744,681	744,681
Medrina, LLC Revolving Facility	531,915	531,915
Minds Buyer Incremental Revolving Credit	625,000	—
MKD Electric, LLC Revolving Loan	935,701	—
Modigent, LLC Delayed Term Loan	275,244	403,288
Mountain Parent, Inc. Delayed Draw Term Loan	1,165,803	—
Mountain Parent, Inc. Revolving Credit Facility	621,762	—
Neptune Flood Incorporated Revolving Loan	—	154,000
NMI Acquisitionco, Inc. Revolving Loan	332,302	—
NORA Acquisition, LLC Revolving Credit	388,889	—
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	135,909	220,386
Optimizely North America Inc. (USD) Revolving Credit	1,232,000	—
OSR Opco LLC Delayed Draw Term Loan	1,066,667	—
OSR Opco LLC Revolving Loan	853,333	—
Owl Cyber Defense Solutions, LLC Revolver	945,410	—
Pacific Purchaser, LLC Delayed Draw Term Loan	352,113	—
Pacific Purchaser, LLC Revolving Loan	176,056	—
PAG Holding Corp. Revolving Loan	981,065	—
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	3,133,337	—
PCS Midco, Inc. Delayed Draw Term Loan	9,488	—
PCS Midco, Inc. Revolving Credit Loan	15,469	—
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment	5,031,287	—
PDI TA Holdings, Inc. Delayed Draw Term Loan	535,547	—
PDI TA Holdings, Inc. Revolving Credit	560,000	—
Pediatric Home Respiratory Services, LLC Delayed Term Loan	2,415,000	—
Pediatric Home Respiratory Services, LLC Revolving Credit	1,127,000	—
Penncomp, LLC Delayed Draw Term Loan A	573,016	2,412,699
Peter C. Foy & Associates Insurance Services, LLC Delayed Draw Term Loan D	—	2,500,000
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	785,465	—
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	1,084,875	—
Petra Borrower, LLC Delayed Draw Term Loan	650,000	1,250,000
Petra Borrower, LLC Revolving Loan	500,000	500,000
PharmaLogic Holdings Corp. Delayed Draw Term Loan	2,590,674	—
Phoenix YW Buyer, Inc. Revolving Credit Loan	1,136,364	—
PMA Parent Holdings, LLC Revolving Credit Loan	313,500	—
Point Quest Acquisition, LLC Revolving Credit Loan	1,022,034	—
Point Quest Acquisition, LLC Term Loan	2,542,373	—
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	2,300,940	—

Investments	December 31, 2024	December 31, 2023
PracticeTek Purchaser, LLC Delayed Draw Term Loan	$587,190	$615,574
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	940,000	—
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	940,000	—
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	317,598	—
RBFD Buyer, LLC Revolver	947,226	—
RBFD Buyer, LLC_Delayed Draw Term Loan	3,788,904	—
Recipe Acquisition Corp. Delayed Draw Loan	2,184,949	—
Recipe Acquisition Corp. Revolving Credit	668,307	—
Refocus Management Services, LLC Delayed Draw Term B Loan	—	666,667
RoC Holdco LLC Revolving Credit Loan	732,000	—
RPM Purchaser, Inc. Delayed Draw Term Loan B	517,857	1,071,429
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	—	352,000
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	352,000	—
Rural Sourcing Holdings, Inc. Revolving Loan	237,600	264,000
Sagebrush Buyer, LLC Revolving Credit	775,862	—
SageSure Holdings, LLC_Delayed Draw Term Loan	1,041,211	1,041,211
Saldon Holdings, Inc. Initial DDTL Loan	126,942	—
Salt Dental Collective, LLC Delayed Draw Term Loan	—	2,500,000
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	3,497,396	—
Salute Mission Critical, LLC Revolving Loan	699,479	—
Sigma Defense Systems LLC Revolving Loan	75,000	—
Signature Brands, LLC Term Loan	—	531,357
Sonny’s Enterprises, LLC Delayed Draw Term Loan	—	516,000
Sonny’s Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	414,000	—
Spark Buyer, LLC Delayed Draw Term Loan	2,500,000	—
Spark Buyer, LLC Revolving Credit Loan	1,250,000	—
Spark Purchaser, Inc. Revolving Credit	808,654	—
SuperHero Fire Protection, LLC Revolving Loan	62,560	—
Superjet Buyer, LLC Delayed Draw Term Loan	4,349,906	—
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	430,010	430,010
Tank Holding Corp. Delayed Draw Term Loan	757,890	—
TCP Hawker Intermediate LLC Delayed Draw Term Loan	79,755	221,541
TCP Hawker Intermediate LLC Ninth Amendment DDTL 11/24	75,824	—
Thames Technology Holdings, Inc. Delayed Draw Term Loan	—	788,643
Thames Technology Holdings, Inc. Revolving Loan	788,643	788,643
Thrive Buyer, Inc. Initial Revolving Loan	97,122	—
TMSC OpCo, LLC Revolving Loan	1,050,348	—
Track Branson Opco, LLC, The Revolving Loan	118,919	237,838
Transgo, LLC Revolving Loan	605,000	—
Trench Plate Rental Co. Revolving Loan	118,621	372,414
Tricor, LLC Revolving Loan	144,231	—
Truck-Lite Co., LLC Delayed Draw Term Loan	622,222	—
Truck-Lite Co., LLC Initial Revolving Credit Loan	622,222	—
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	2,500,000	—
TVG Shelby Buyer, Inc. Revolving Credit Loan	250,000	—
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	—	1,348,661
Upstack Holdco Inc. Delayed Draw Term Loan	3,125,000	177,087

Investments	December 31, 2024	December 31, 2023
Upstack Holdco Inc. Revolving Credit Loan	$1,062,500	$—
USIC Holdings, Inc. Revolving Loan	1,034,590	—
USIC Holdings, Inc. Specified Delayed Draw Term Loan	580,317	—
Vacation Rental Brands, LLC Delayed Term Loan	261,183	—
Vacation Rental Brands, LLC Revolving Credit	430,184	—
Valkyrie Buyer, LLC Delayed Draw Term Loan A	561,404	—
Valkyrie Buyer, LLC Delayed Draw Term Loan B	748,538	—
Valkyrie Buyer, LLC Delayed Draw Term Loan C	694,269	—
Valkyrie Buyer, LLC Delayed Draw Term Loan D	4,000,000	—
Valkyrie Buyer, LLC Delayed Draw Term Loan E	2,000,000	—
Valkyrie Buyer, LLC Revolving Credit Loan	467,836	—
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	1,074,631	—
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	1,074,631	—
Vertex Companies, Inc., The Delayed Draw Term Loan-B	4,745,763	—
Vertex Companies, Inc., The Fourth Amendment Revolving Loan	2,372,881	—
Vertex Service Partners, LLC Delayed Draw Term Loan	—	2,733,746
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	4,321,132	—
Vertex Service Partners, LLC Revolving Facility	46,512	406,977
Vital Purchaser, LLC Revolving Loan	492,000	—
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	3,420,000	—
Vortex Intermediate, LLC Revolver Amendment No. 4 Incremental	662,314	—
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	—	510,667
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	2,652,742	—
WC PLG Buyer, Inc Revolver	1,643,192	—
Wealth Enhancement Group, LLC Revolver Incremental 12/24	226,186	—
Wealth Enhancement Group, LLC_Delayed Draw Term Loan 12/24	6,773,687	—
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	7,258,534	—
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	—	119,975
Worldwide Insurance Network, LLC DDTL	1,259,430	—
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	—	195,254

Total unfunded commitments	$333,895,728	$50,726,367

Recent Developments

425,274 Shares were issued in January 2025 in connection with the Company’s DRIP for the Q4 2024 Distribution.

On January 2, 2025, the Company sold 766,120 Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $19.9 million.

On January 15, 2025, the Company completed its $300.36 million 2024-I CLO term debt securitization (the “2024-I CLO”), also known as a collateralized loan obligation, in connection with which the 2024-I Issuer issued the 2024-I CLO Debt (as defined below). The 2024-I CLO is consolidated by the Company for financial reporting purposes and is subject to the Company’s overall asset coverage requirement under the 1940 Act.

The debt offered in the 2024-I CLO was issued and incurred by the 2024-I Issuer and consists of (i) Class A Senior Secured Floating Rate Notes (the “Class A 2024 Notes”) and Class B Senior Secured Floating Rate Notes

(the “Class B 2024 Notes” and, together with the Class A 2024 Notes, the “2024-I CLO Secured Debt”), and (ii) the subordinated notes (the “2024-I CLO Subordinated Notes” and, together with the 2024-I CLO Secured Debt, the “2024-I CLO Debt”), the terms of which are summarized in the table below:

Class	Par Size ($)	Ratings (S&P)	Coupon
Class A 2024 Notes	174,000,000	AAA(sf)	SOFR + 1.70%
Class B 2024 Notes	30,000,000	AA(sf)	SOFR + 2.00%
2024-I CLO Subordinated Notes	96,360,000	N/A	N/A

The Company directly retained all of the Class B 2024 Notes and 2024-I CLO Subordinated Notes issued in the 2024-I CLO.

The 2024-I CLO is backed by a diversified portfolio of senior secured middle-market loans and participation interests therein. Through January 15, 2029, all principal collections received on the underlying collateral may be used by the 2024-I Issuer to purchase new collateral in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2024-I CLO.

The portfolio will be managed by the Company pursuant to a collateral management agreement entered into with the 2024-I Issuer on January 15, 2025 (the “Collateral Management Agreement”). The Company has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the Collateral Management Agreement. The 2024-I CLO Debt is scheduled to mature on January 15, 2037; however, the 2024-I CLO Secured Debt may be redeemed by the 2024-I Issuer, at the direction of the Company, on any business day after January 15, 2027 (i) in whole in order of seniority (with respect to all classes of 2024-I CLO Secured Debt) but not in part from sale proceeds, contributions of cash, refinancing proceeds and/or any other amounts available in accordance with the Indenture, dated as of January 15, 2025, by and between the 2024-I Issuer and UMB Bank, National Association, as trustee (the “2024-I CLO Indenture”) or (ii) in part by class from refinancing proceeds, contributions of cash, partial refinancing interest proceeds and/or any other amounts available in accordance with the 2024-I CLO Indenture, and the 2024-I CLO Subordinated Notes may be redeemed, in whole but not in part, on any business day on or after the redemption of the 2024-I CLO Secured Debt in full.

As part of the 2024-I CLO, the Company and the 2024-I Issuer entered into a master loan sale agreement on January 15, 2025 (the “2024-I CLO Sale Agreement”), pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to the 2024-I Issuer certain loans and participation interests therein securing the 2024-I CLO for the purchase price and other consideration set forth in the 2024-I CLO Sale Agreement. The remainder of the initial collateral portfolio was acquired as participation interests by the 2024-I Issuer pursuant to a Master Participation Agreement for Par/Near Par Trades, dated as of January 15, 2025 (the “2024-I CLO Participation Agreement” and, together with the 2024-I CLO Sale Agreement, the “2024-I CLO Transfer Agreements”), by and among the 2024-I Issuer, as buyer, and the Company, SPV Facility I and SPV Facility III (collectively, the “Participation Sellers”), as sellers, for the purchase price and other consideration set forth in the 2024-I CLO Participation Agreement. Following the foregoing transfers, the 2024-I Issuer, and not the Company or the Participation Sellers, holds all of the ownership interest in such loans and participation interests. The Company and the Participation Sellers, as applicable, made customary representations, warranties and covenants pursuant to the 2024-I CLO Transfer Agreements.

The 2024-I CLO Secured Debt is a secured obligation of the 2024-I Issuer, the 2024-I CLO Subordinated Notes are the unsecured obligations of the 2024-I Issuer, and the 2024-I CLO Indenture secures (as applicable) and governs the 2024-I CLO Debt pursuant to customary covenants and events of default. The 2024-I CLO Debt has not been, and will not be, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

On February 3, 2025, the Company sold 2,949,039 Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $77.4 million.

On February 3, 2025, the Company offered to purchase up to 1,762,346 Shares at a purchase price equal to the NAV per Share as of March 31, 2025 (the “February 2025 Tender Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the February 2025 Tender Offer. The February 2025 Tender Offer expired on March 3, 2025. The NAV per Share as of March 31, 2025 will be determined by the Company’s management at a later date, in accordance with the Board’s authorization as will the aggregate purchase price for the Shares accepted for repurchase by the Company in the February 2025 Tender Offer.

On February 27, 2025, the Company amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo Second Amendment”). The Wells Fargo Second Amendment, among other things, (1) increased the aggregate commitments by the lenders under the Wells Fargo SPV III Credit Facility to $650,000,000, with an accordion feature providing SPV Facility III the right to request increases in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to an aggregate maximum of $900,000,000, and (2) decreased the applicable margin on borrowings to 2.15% under the Wells Fargo SPV III Credit Facility.

On March 3, 2025, the Company sold 2,030,616 Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $53.7 million.

On March 25, 2025, the Board declared a distribution on the Shares equal to an aggregate amount up to (i) the Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended March 31, 2025 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q1 2025 Distribution”). The Q1 2025 Distribution is payable on April 30, 2025 to shareholders of record as of the close of business on March 28, 2025. The final amount of the Q1 2025 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q1 2025 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

On March 25, 2025, the Company and the Administrator amended and restated the Administration Agreement, which reduced the Administration Fee payable to the Administrator to 0.20% of the Company’s net assets on an annualized basis, from 0.30%.

On March 25, 2025, we and the Advisor agreed to renew the Amended Expense Limitation Agreement in accordance with its terms and extend the Limitation Period for an additional one-year term, ending on April 3, 2026.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings which may reduce our net investment income.

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

As of December 31, 2024, on a fair value basis, approximately 0% of our debt investments bear interest at a fixed rate and approximately 100% of our debt investments bear interest at a floating rate. As of December 31, 2024, 97% of our floating rate debt investments are subject to interest rate floors. Our credit facilities along with our debt issued in our collateralized loan obligations are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2024 were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (Decrease) in	Decrease (Increase) in	Net Increase (Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Investment Income
Down 200 basis points	$(2,350,160)	$721,436	$(1,628,723)
Down 150 basis points	(1,762,620)	541,077	(1,221,543)
Down 100 basis points	(1,175,080)	360,718	(814,362)
Down 50 basis points	(587,540)	180,359	(407,181)
Up 50 basis points	587,540	(180,359)	407,181
Up 100 basis points	1,175,080	(360,718)	814,362
Up 150 basis points	1,762,620	(541,077)	1,221,543
Up 200 basis points	2,350,160	(721,436)	1,628,723

This analysis is indicative of the potential impact on our net investment income as of December 31, 2024, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings.

Our credit facilities and collateralized loan obligations, and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after December 31, 2024, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of December 31, 2024, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

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

Item 8. Consolidated Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	125

Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023	126

Consolidated Statements of Operations for the year ended December 31, 2024 and for the period April 3, 2023 (commencement of operations) to December 31, 2023	127

Consolidated Statements of Changes in Net Assets for the year ended December 31, 2024 and for the period April 3, 2023 (commencement of operations) to December 31, 2023	128

Consolidated Statements of Cash Flows for the year ended December 31, 2024 and for the period April 3, 2023 (commencement of operations) to December 31, 2023	129

Consolidated Schedules of Investments as of December 31, 2024 and 2023	130

Notes to Consolidated Financial Statements	162

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
StepStone Private Credit Fund LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of StepStone Private Credit Fund LLC (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2024, and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2024, and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, syndication agents and others; when replies were not received from the syndication agents and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2023.
New York, NY
March 28, 2025

StepStone Private Credit Fund LLC
Consolidated Statements of Assets and Liabilities

	December 31, 2024	December 31, 2023
Assets
Investments in securities of unaffiliated issuers at fair value (cost $1,567,755,924 and $566,083,084, respectively)	$1,570,542,072	$565,360,825
Cash and cash equivalents	1,875,772	5,160,185
Restricted cash and restricted cash equivalents	29,368,356	13,763,611
Interest receivable	11,271,653	5,599,101
Receivables for investments sold	—	27,672
Due from affiliate	14	85,005
Receivable from Advisor	731,511	1,075,628

Total assets	$1,613,789,378	$591,072,027

Liabilities
Lines of credit (net of unamortized debt issuance costs of $7,466,444 and $7,403,444, respectively)	$654,704,091	$240,967,091
Distributions payable	22,954,070	8,417,682
Payables for investments purchased	7,554,592	2,757,335
Interest payable	4,513,417	2,525,407
Management fee payable	2,166,986	776,015
Incentive fee payable	1,982,658	590,402
Repurchase offer payable	1,742,364	—
Directors’ fees payable	37,500	50,000
Due to affiliate	—	1,255
Accrued expenses	1,748,406	1,602,710

Total liabilities	$697,404,084	$257,687,897

Commitments and contingencies (Note 8); Recoupments (Note 3)
Net assets
Shares, no par value, unlimited shares authorized, 35,246,926 and 12,950,280, respectively, shares issued and outstanding	$915,356,301	$333,712,935
Distributable earnings (accumulated loss)	1,028,993	(328,805)

Total net assets	$916,385,294	$333,384,130

Total liabilities and net assets	$1,613,789,378	$591,072,027

Net asset value per share	$26.00	$25.74

The accompanying notes are an integral part of these consolidated financial statements.

12
6

StepStone Private Credit Fund LLC
Consolidated Statements of Operations

	Year Ended December 31, 2024	For the Period from April 3, 2023 (commencement of operations) to December 31, 2023
Investment Income
Interest income on investments in securities of unaffiliated issuers	$117,507,978	$29,708,882
Payment in-kind interest	1,270,243	—

Total investment income	$118,778,221	$29,708,882

Expenses
Interest expense	$36,071,806	$10,656,745
Management fee	6,091,441	1,425,366
Income incentive fee	5,107,293	1,190,358
Capital gains -based incentive fee	143,950	—
Organizational costs	1,820	1,296,462
Administration fee	1,825,252	431,618
Professional fees	1,432,415	682,037
Legal fees	1,185,418	1,159,398
Directors’ fees	150,000	150,000
Custody fees	103,802	28,335
Other expenses	2,281,212	811,554

Total expenses	$54,394,409	$17,831,873
Less expense (recoupment) support payments (to) by the Advisor (Note 3)	$(1,618,078)	$2,372,090
Waiver for management and incentive fees (Note 3)	—	1,249,307

Net expenses	$56,012,487	$14,210,476
Net investment income	$62,765,734	$15,498,406

Realized and unrealized gain (loss) allocated from investments in securities of unaffiliated issuers
Net realized gain (loss) from investments in securities of unaffiliated issuers	$—	$312,730
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	3,508,407	(722,259)

Net gain (loss) from investments in securities of unaffiliated issuers	$3,508,407	$(409,529)

Net Increase (Decrease) in Net Assets Resulting from Operations	$66,274,141	$15,088,877

The accompanying notes are an integral part of these consolidated financial statements.

12
7

StepStone Private Credit Fund LLC
Consolidated Statements of Changes in Net Assets

	Limited Liability Company Interests
	Number of Shares	Shares Transactions	Total Distributable Earnings (Accumulated Loss)	Total Net Assets
Balance, April 3, 2023 (commencement of operations)	400	$10,000	$—	$10,000
Net investment income	—	—	15,498,406	15,498,406
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	312,730	312,730
Net unrealized appreciation from investments in securities of unaffiliated issuers	—	—	(722,259)	(722,259)
Distributions	—	—	(15,417,682)	(15,417,682)
Issuance of Shares	12,949,880	333,702,935	—	333,702,935

Balance, December 31, 2023	12,950,280	$333,712,935	$(328,805)	$333,384,130
Net investment income	—	—	62,765,734	62,765,734
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	—	—
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	3,508,407	3,508,407
Distributions	—	—	(64,916,343)	(64,916,343)
Issuance of Shares	22,512,441	587,241,449	—	587,241,449
Repurchase of Shares	(215,795)	(5,598,083)	—	(5,598,083)

Balance, December 31, 2024	35,246,926	$915,356,301	$1,028,993	$916,385,294

The accompanying notes are an integral part of these consolidated financial statements.

12
8

StepStone Private Credit Fund LLC
Consolidated Statements of Cash Flows

	Year Ended December 31, 2024	For the Period from April 3, 2023 (commencement of operations) to December 31, 2023
Operating activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$66,274,141	$15,088,877
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by/(used in) operating activities:
Purchases of investments	(1,192,589,126)	(506,473,187)
Proceeds from sales, exits and repayments of investments	204,005,679	35,326,876
Payment-in-kind interest capitalized	(1,062,817)	(135,436)
Accretion of original issue discount and amortized premiums on investments	(4,226,576)	(618,072)
Amortization of debt issuance costs	1,630,631	358,221
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	(312,730)
Net change in unrealized (appreciation) depreciation from investments in securities of unaffiliated issuers	(3,508,407)	722,259
Changes in Assets and Liabilities:
(Increase)/decrease in interest receivable	(5,672,552)	(5,599,101)
(Increase)/decrease in receivables for investments sold	27,672	(27,672)
(Increase)/decrease in due from affiliate	84,991	(85,005)
(Increase)/decrease in receivable from Advisor	344,117	(1,075,628)
Increase/(decrease) in payables for investments purchased	4,797,257	2,757,335
Increase/(decrease) in interest payable	1,988,010	2,525,407
Increase/(decrease) in management fee payable	1,390,971	776,015
Increase/(decrease) in incentive fee payable	1,392,256	590,402
Increase/(decrease) in directors’ fees payable	(12,500)	50,000
Increase/(decrease) in due to affiliate	(1,255)	1,255
Increase/(decrease) in accrued expenses	145,696	1,602,710

Net cash provided by/(used in) operating activities	$(924,991,812)	$(454,527,474)

Financing activities
Proceeds from issuance of shares	$556,940,654	$327,241,500
Repurchase of shares	(3,855,719)	(538,565)
Distributions, net of distribution reinvestment plan and change in distributions payable	(20,079,160)	—
Borrowings under lines of credit	981,000,000	226,000,000
Repayments to lines of credit	(575,000,000)	(71,500,000)
Borrowings of secured borrowings	6,435,000	—
Repayments of secured borrowings	(6,435,000)	—
Debt issuance costs paid	(1,693,631)	(7,761,665)

Net cash provided by/(used in) financing activities	$937,312,144	$473,441,270

Net increase/(decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	$12,320,332	$18,913,796
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of the period	18,923,796	10,000

Cash and cash equivalents and restricted cash and restricted cash equivalents at end of the period	$31,244,128	$18,923,796

Supplemental information and non-cash activities
Interest paid on lines of credit	$32,453,165	$7,773,117
Issuance of shares in connection with distribution reinvestment plan	30,300,795	6,461,435
Investments purchased through participation agreements	7,800,000	93,870,535
Borrowings incurred through participation agreements	7,800,000	93,870,535

Reconciliation to the Consolidated Statement of Assets and Liabilities
Cash and cash equivalents	$1,875,772	$5,160,185
Restricted cash and restricted cash equivalents	29,368,356	13,763,611

Total cash and cash equivalents and restricted cash and restricted cash equivalents	$31,244,128	$18,923,796

The accompanying notes are an integral part of these consolidated financial statements.

12
9

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured
Advertising
Carnegie Dartlet, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.500%	2/7/2030	$—	$(748)	$—	0.00%
Carnegie Dartlet, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.857%	2/7/2030	505,877	498,884	493,466	0.06%
Carnegie Dartlet, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	10.053%	2/7/2030	3,600	2,796	3,600	0.00%
Finn Partners, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.98%	7/1/2026	1,671,350	1,661,915	1,668,691	0.18%
Finn Partners, Inc. Second Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.98%	7/1/2026	3,240,769	3,222,317	3,235,571	0.35%
Kite Midco II LTD Term Loan B1	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.43%	11/19/2031	5,290,056	5,211,443	5,210,705	0.57%
Kite Midco II LTD Term Loan B1	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.00%	9.43%	11/19/2031	5,290,056	5,211,443	5,210,705	0.57%
Kite Midco II LTD Term Loan B2	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.00% / 0.00%	0.00%	11/19/2031	—	(9,800)	(9,919)	0.00%
Kite Midco II LTD Term Loan B2	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	11/19/2031	—	(9,800)	(9,919)	0.00%
Minds Buyer Incremental Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/3/2029	—	(4,557)	(4,688)	0.00%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.85%	5/3/2029	11,375,000	11,318,719	11,289,688	1.23%

						$27,102,612	$27,087,900	2.96%
Aerospace & Defense
Aviation Technical Services, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/12/2029	$—	$(3,468)	$(3,473)	0.00%
Aviation Technical Services, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.41%	7/12/2029	3,990,000	3,962,436	3,962,282	0.43%
Heads Up Technologies, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.95%	8/10/2028	4,912,060	4,866,295	4,912,060	0.53%
PAG Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 4.25% / 1.00%	11.75%	12/21/2029	245,266	233,500	245,266	0.03%
PAG Holding Corp. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.85%	12/21/2029	11,245,484	11,141,121	11,245,484	1.23%
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	2/15/2029	—	(24,528)	—	0.00%
PPW Aero Buyer, Inc. Delayed Draw Term Loan-1	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.83%	2/15/2029	1,442,167	1,435,437	1,442,167	0.16%
PPW Aero Buyer, Inc. Term Loan (Whitcraft LLC )	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	10.12%	2/15/2029	4,937,186	4,937,186	4,932,603	0.54%
Sigma Defense Systems LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.90% / 1.00%	11.23%	12/18/2027	1,775,792	1,743,876	1,742,958	0.19%
Sigma Defense Systems LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/18/2027	—	(1,334)	—	0.00%

						$28,290,521	$28,479,347	3.11%
Air Freight & Logistics
AMEX Holding III Corp Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.65% / 1.00%	11.98% /1.00%	3/31/2028	$210,662	$209,519	$185,399	0.02%
AMEX Holding III Corp Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.65% / 1.00%	11.98% /1.00%	3/31/2028	4,737,698	4,712,354	4,169,547	0.45%
Gulf Winds International Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.60% / 1.00%	11.96%	6/12/2028	4,924,623	4,922,196	4,909,849	0.54%
Solairus Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.35% / 1.00%	10.49%	7/23/2029	4,516,892	4,516,892	4,516,389	0.49%

						$14,360,961	$13,781,184	1.50%
Alternative Carriers
Meriplex Communications, Ltd. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.10% / 0.75%	9.46%	7/17/2028	$4,946,288	$4,946,288	$4,935,241	0.54%
Apparel Retail
Brightmore Brands LLC Original Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 4.59% / 1.50%	14.05%	9/10/2029	$9,990,084	$9,846,098	$9,796,905	1.07%
Application Software
Anaplan, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 0.75%	9.58%	6/21/2029	$5,000,000	$4,980,512	$4,997,356	0.55%
ARI Network Services, Inc. Third Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.36%	8/28/2026	3,430,875	3,388,994	3,394,783	0.37%
BASYS LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.76% / 1.00%	9.09%	12/9/2027	4,822,563	4,797,699	4,822,563	0.53%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.34%	2/9/2027	2,284,106	2,263,634	2,261,265	0.25%

The accompanying notes are an integral part of these consolidated financial statements.

1
30

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Application Software (continued)
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.34%	2/9/2027	$6,500,000	$6,438,717	$6,435,000	0.70%
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	11/19/2029	—	(158)	—	0.00%
Echo Purchaser, Inc. Term Loan (Exostar)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 0.75%	9.86%	11/19/2029	642,655	636,408	633,052	0.07%
Everbridge Holdings, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.59%	7/2/2031	5,555,556	5,527,778	5,528,039	0.60%
Everbridge Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.59%	7/2/2031	544,444	540,032	544,444	0.06%
Everbridge Holdings, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/2/2031	—	(2,603)	—	0.00%
GS Acquisitionco, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	5/25/2028	3,190,375	3,177,691	3,190,375	0.35%
GS Acquisitionco, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	5/25/2028	—	(4,948)	—	0.00%
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	5/25/2028	350,186	342,966	350,186	0.04%
LeadVenture, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57%	8/28/2026	299,315	291,418	296,169	0.03%
LeadVenture, Inc. Revolver	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.57%	8/28/2026	443,350	438,519	443,350	0.05%
LeadVenture, Inc. Supplemental No. 4 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.36%	8/28/2026	1,986,569	1,975,394	1,986,569	0.22%
Legal Spend Holdings, LLC 2nd Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.11%	5/14/2029	255,511	255,511	255,511	0.03%
Legitscript LLC Delayed Draw Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	10.11%	6/24/2029	99,775	98,502	99,775	0.01%
Legitscript LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	10.11%	6/24/2029	3,890,302	3,842,326	3,890,302	0.42%
Mountain Parent, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/27/2031	—	(5,424)	—	0.00%
Mountain Parent, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.64%	6/27/2031	5,698,154	5,646,211	5,641,159	0.62%
Mountain Parent, Inc. Revolving Credit Facility	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/27/2031	—	(5,782)	—	0.00%
NinjaTrader Group, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	11.24%	12/18/2026	3,562,903	3,543,735	3,527,274	0.38%
NMI Acquisitionco, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.46%	9/6/2028	1,154,466	1,135,995	1,154,466	0.13%
NMI Acquisitionco, Inc. October 2021 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 0.75%	9.46%	9/6/2028	352,446	346,807	346,198	0.04%
NMI Acquisitionco, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/6/2028	—	(5,203)	(5,892)	0.00%
NMI Acquisitionco, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.46%	9/6/2028	1,892,857	1,862,572	1,859,300	0.20%
Optimizely North America Inc. (USD) Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/ 30 /2031	—	(12,021)	(12,320)	0.00%
Optimizely North America Inc. (USD) Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 0.75%	9.36%	10/30/2031	12,768,000	12,640,409	12,636,075	1.38%
Pacific Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2028	—	—	(2,744)	0.00%
Pacific Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	6M SOFR + 6.25% / 1.00%	10.53%	10/2/2028	1,952,113	1,909,173	1,905,868	0.21%
Pacific Purchaser, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2028	—	—	(4,155)	0.00%
PDI TA Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.75%	2/3/2031	677,413	677,413	677,413	0.07%
PDI TA Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.84%	2/3/2031	5,200,904	5,157,349	5,158,858	0.56%
PDI TA Holdings, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/3/2031	—	—	(4,527)	0.00%
PracticeTek Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.11%	8/30/2029	28,172	25,548	23,292	0.00%
PracticeTek Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	10.11%	8/30/2029	1,959,080	1,930,104	1,926,702	0.21%
Spark Purchaser, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	4/1/2030	—	(14,208)	—	0.00%
Spark Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.83%	4/1/2031	5,162,450	5,065,940	5,066,957	0.55%

The accompanying notes are an integral part of these consolidated financial statements.

1
31

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Application Software (continued)
Superjet Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.83%	12/30/2027	$686,706	$634,858	$686,706	0.08%
Superjet Buyer, LLC Initial Term Loan (EFI Productivity Software)	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.76% / 0.75%	10.09%	12/30/2027	1,506,822	1,502,777	1,506,822	0.16%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.83%	12/30/2027	4,899,850	4,852,569	4,854,340	0.53%
Synchronoss Technologies, Inc. Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 2.50%	9.93%	6/28/2028	4,937,500	4,714,915	4,695,148	0.51%
TCP Hawker / TimeClock Plus 11/24 9th Amendment Rollover Incremental Term Loan 12/24	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.33%	8/30/2029	465,680	462,599	462,599	0.05%
		3M SOFR +
TCP Hawker Intermediate LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	1.00% / 1.00%	1.00%	8/30/2029	—	(878)	—	0.00%
TCP Hawker Intermediate LLC Ninth Amendment DDTL 11/24	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	—	(368)	(379)	0.00%
TCP Hawker Intermediate LLC Ninth Amendment Incremental Term Loan 11/24	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.33%	8/30/2029	17,439	17,281	17,265	0.00%
Thrive Buyer, Inc. Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 5.00% / 1.00%	12.50%	1/22/2027	194,243	194,815	194,243	0.02%
Thrive Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.48%	1/22/2027	1,966,679	1,970,287	1,966,679	0.21%
Thrive Buyer, Inc., Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.75%	1/22/2027	1,474,154	1,476,660	1,474,154	0.16%
Thrive Buyer, Inc.,Tenth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.90% / 1.00%	10.48%	1/22/2027	263,571	259,775	259,979	0.03%
Trintech Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.86%	7/25/2029	4,950,000	4,867,325	4,865,286	0.53%

						$99,839,625	$100,005,505	10.91%
Asset Management & Custody Banks
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.36%	12/23/2027	$250,278	$249,048	$250,278	0.03%
Allworth Financial Group, L.P. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/23/2027	—	(2,868)	(3,092)	0.00%
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.57%	7/28/2029	3,005,227	2,990,133	3,005,227	0.33%
Cerity Partners Equity Holding LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/28/2028	—	(2,009)	—	0.00%
Cerity Partners Equity Holding LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.76%	7/28/2029	4,658,970	4,658,970	4,658,970	0.51%
Danforth Global, Inc. Delayed Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.88%	12/9/2027	540,400	532,899	540,400	0.06%
Danforth Global, Inc. First Amendment Additional Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.76%	12/9/2027	286,679	283,192	282,782	0.03%
Danforth Global, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	12/9/2027	453,164	447,416	447,005	0.05%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.77%	12/9/2027	5,705,389	5,633,531	5,630,038	0.61%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.76%	12/9/2027	4,089,750	4,034,842	4,036,490	0.44%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.76%	12/9/2027	897,750	886,774	886,059	0.10%
Danforth Global, Inc. Third Amendment Additional Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.84%	12/9/2027	479,100	472,600	479,100	0.05%
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	9.04%	12/22/2028	3,074,114	3,049,733	3,074,114	0.34%
Obra Capital, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.61% / 1.00%	11.97%	6/21/2029	7,500,000	7,359,376	7,359,427	0.80%
Petra Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.19%	11/15/2030	600,000	583,422	596,412	0.07%
Petra Borrower, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.32%	11/15/2030	3,225,625	3,168,656	3,148,840	0.34%
Petra Borrower, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/15/2029	—	(8,419)	(1,435)	0.00%
PMA Parent Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.58%	1/31/2031	4,186,500	4,145,505	4,144,635	0.45%
PMA Parent Holdings, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	1/31/2031	—	(3,033)	(3,135)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

1
32

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Asset Management & Custody Banks (continued)
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.57%	10/2/2028	$3,785,323	$3,777,393	$3,761,832	0.41%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.50%	10/4/2028	1,151,106	1,145,771	1,143,962	0.12%
Wealth Enhancement Group, LLC May 2022 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.59%	10/4/2028	1,985,883	1,985,622	1,983,495	0.22%
Wealth Enhancement Group, LLC Revolver Incremental 12/24	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.00%	0.00%	2/10/2028	—	1,131	—	0.00%
Wealth Enhancement Group, LLC_Delayed Draw Term Loan 12/24	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	2/10/2028	—	16,919	16,934	0.00%

						$45,406,604	$45,438,338	4.96%
Auto Parts & Equipment
ETE Intermediate II LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.50% / 1.00%	11.09%	5/29/2029	$204,286	$198,935	$201,929	0.02%
ETE Intermediate II LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	11.01%	5/29/2029	1,934,821	1,891,743	1,915,473	0.21%
M&D MidCo, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.66%	8/31/2028	1,754,402	1,733,351	1,705,278	0.19%
M&D MidCo, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.74%	8/31/2028	587,599	579,653	587,599	0.07%
M&D MidCo, Inc. Delayed Draw Term Loan Third Amendment	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2028	—	1,296	1,298	0.00%
M&D MidCo, Inc. Term Loan Third Amendment	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.48%	8/31/2028	367,816	365,619	367,816	0.04%
Premier Tire& Service Finace Merger Sub, LLC Term Loan Incremental	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.00%	9.98%	5/17/2029	927,814	918,735	918,536	0.10%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.87%	5/17/2029	1,054,825	1,064,267	1,053,179	0.11%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 1.00%	9.87%	5/17/2029	1,054,825	1,036,172	1,053,179	0.11%
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.00%	9.95%	5/17/2029	217,679	212,513	212,327	0.02%
Premier Tires & Service Acquisition, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	10.26%	5/17/2029	292,618	289,758	289,692	0.03%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.87%	5/17/2029	4,925,000	4,925,000	4,925,000	0.54%
Transgo, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 2.00%	10.11%	12/29/2028	5,718,426	5,650,998	5,660,752	0.62%
Transgo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 2.00%	0.50%	12/29/2028	—	—	(2,256)	0.00%
Truck-Lite Co., LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2031	—	(8,955)	(9,440)	0.00%
Truck-Lite Co., LLC Initial Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2030	—	(8,917)	(9,440)	0.00%
Truck-Lite Co., LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	10.27%	2/13/2031	5,712,389	5,647,425	5,625,290	0.61%

						$24,497,593	$24,496,212	2.67%
Automobile Manufacturers
JHCC Holdings LLC 2021-A Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	9/9/2027	$902,909	$899,098	$900,192	0.10%
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	9/9/2027	729,636	723,375	729,636	0.08%
JHCC Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	9/9/2027	4,034,591	4,026,494	4,022,448	0.44%
JHCC Holdings LLC_Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	9/9/2027	—	(2,553)	(5,334)	0.00%

						$5,646,414	$5,646,942	0.62%
Building Products
AllMark Acquisition, LLC Initial Term Loan (AllMark Door)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.75%	5/4/2028	$4,924,242	$4,893,282	$4,875,000	0.53%
Arch Cutting Tools Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.85% / 0.00%	9.18%	4/1/2026	4,910,155	4,898,622	4,887,162	0.53%
Big Top Holdings, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/1/2030	—	(1,547)	—	0.00%
Big Top Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.11%	3/1/2030	2,432,708	2,381,651	2,359,328	0.26%
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.40%	11/8/2029	796,296	788,403	796,296	0.09%

The accompanying notes are an integral part of these consolidated financial statements.

1
33

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Building Products (continued)
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 1.00%	10.40%	11/8/2029	$98,129	$97,139	$98,129	0.01%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.40%	11/8/2029	192,039	190,376	189,276	0.02%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.40%	11/8/2029	1,558,333	1,537,105	1,535,907	0.17%

						$14,785,031	$14,741,098	1.61%
Commodity Chemicals
Guy Chemical Company, LLC U.S. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.85% / 1.00%	9.21%	11/9/2027	$4,911,839	$4,873,458	$4,911,839	0.54%
Communications Equipment
Owl Cyber Defense Solutions, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/11/2029	$—	$(8,849)	$—	0.00%
Owl Cyber Defense Solutions, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.11%	9/11/2029	4,089,750	4,050,454	4,036,085	0.44%
Owl Cyber Defense Solutions, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.11%	9/11/2029	2,322,969	2,277,086	2,292,487	0.25%

						$6,318,691	$6,328,572	0.69%
Construction & Engineering
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.00%	0.75%	6/30/2030	$—	$(12,074)	$(12,098)	0.00%
Ambient Enterprises Holdco LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/7/2029	—	(1,841)	(5,950)	0.00%
Ambient Enterprises Holdco LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.44%	6/28/2030	6,810,291	6,701,872	6,717,804	0.73%
Ambient Enterprises Holdco LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.08%	6/30/2030	6,342,711	6,263,668	6,263,427	0.68%
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.65% / 0.75%	10.24%	7/31/2026	465,360	462,601	423,899	0.05%
Best Roofing Services LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.33%	4/2/2029	5,104,478	5,013,102	4,997,718	0.55%
Best Roofing Services LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/2/2029	—	—	(18,730)	0.00%
Diverzify Intermediate LLC Second Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	10.67%	5/11/2027	487,171	484,719	486,131	0.05%
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	6M SOFR + 6.01% / 1.00%	10.60%	5/11/2027	4,424,713	4,399,724	4,407,428	0.48%
		3M SOFR +
Eskola LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	5.00% / 1.50%	9.96%	12/19/2029	8,161,521	8,090,567	8,090,107	0.88%
Eskola LLC_Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.50%	9.94%	12/19/2029	2,914,830	2,889,350	2,898,434	0.32%
Eskola LLC_Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.50%	0.00%	12/19/2029	—	(22,789)	(22,954)	0.00%
ESP Associates, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.60% / 1.00%	10.94%	7/24/2028	4,792,384	4,728,836	4,684,467	0.51%
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/7/2028	—	(29,522)	—	0.00%
G-A-I Consultants, Inc. First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 1.00%	10.15%	10/7/2028	2,945,724	2,900,331	2,895,494	0.32%
G-A-I Consultants, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 1.00%	9.97%	10/7/2028	78,947	70,087	78,947	0.01%
HP RSS Buyer, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.33%	12/11/2029	678,545	676,573	674,888	0.07%
HP RSS Buyer, Inc. General Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.33%	12/11/2029	436,673	433,838	434,319	0.05%
HP RSS Buyer, Inc. Special Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.33%	12/11/2029	145,036	145,036	144,254	0.02%
Kelso Industries LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	12/26/2029	—	29,211	29,211	0.00%
Kelso Industries LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	10.09%	12/26/2029	7,594,830	7,518,881	7,518,881	0.82%
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.59%	2/7/2031	44,469	44,025	44,469	0.00%
KENE Acquisition, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.84%	2/7/2031	960,551	960,551	960,551	0.10%
MKD Electric, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.60% / 1.25%	10.15%	5/31/2029	503,839	478,070	503,839	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

13
4

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Construction & Engineering (continued)
MKD Electric, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.25%	10.15%	5/31/2029	$6,045,310	$5,932,973	$5,931,328	0.65%
MOREgroup Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	1/16/2030	4,466,250	4,405,120	4,378,809	0.48%
OSR Opco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	3/15/2029	—	(12,395)	(17,565)	0.00%
OSR Opco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.11%	3/15/2029	5,293,333	5,232,003	5,205,851	0.57%
OSR Opco LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.53%	3/15/2029	746,667	746,667	740,244	0.08%
PK Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.62%	9/19/2029	4,089,750	4,050,256	4,045,498	0.44%
PK Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.62%	9/19/2029	8,379,000	8,275,927	8,288,337	0.90%
Puris LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.07%	6/30/2031	8,409,398	8,290,867	8,241,056	0.90%
PVI Holdings, Inc. Last Out Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.94% / 1.00%	11.13%	1/18/2028	6,859,692	6,850,263	6,859,692	0.75%
SuperHero Fire Protection, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	10.73%	9/1/2026	5,454,727	5,354,806	5,345,632	0.58%
SuperHero Fire Protection, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.40% / 1.00%	10.73%	9/1/2026	373,487	365,562	364,781	0.04%
USIC Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	10.09%	9/10/2031	10,537,495	10,478,010	10,493,596	1.15%
USIC Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.84%	9/10/2031	306,545	299,186	300,958	0.03%
USIC Holdings, Inc. Specified Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	10.09%	9/10/2031	41,052	40,663	41,052	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(3,871)	—	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(5,161)	—	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.75%	9.55%	5/6/2031	1,127,467	1,106,833	1,127,467	0.12%
Valkyrie Buyer, LLC Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(29,253)	(30,000)	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan E	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/6/2031	—	(14,627)	(15,000)	0.00%
Valkyrie Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 0.75%	0.50%	5/6/2030	—	(6,271)	—	0.00%
Valkyrie Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.45%	5/6/2031	4,375,673	4,312,818	4,338,170	0.47%
Vertex Companies, Inc., Term Loan D	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.52%	8/31/2028	6,881,356	6,815,636	6,812,543	0.74%
Vertex Companies, Inc., The Delayed Draw Term Loan-B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/31/2028	—	(11,270)	(11,864)	0.00%
Vertex Companies, Inc., The Fourth Amendment Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2028	—	(22,717)	(23,729)	0.00%
Vertex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.34%	11/8/2030	3,620,286	3,614,084	3,620,286	0.40%
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.50%	11/8/2030	93,131	71,538	75,335	0.01%
Vertex Service Partners, LLC Revolving Facility	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 0.75%	10.19%	11/8/2030	360,465	359,341	357,879	0.04%
Vertex Service Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.11%	11/8/2030	1,881,774	1,860,312	1,872,227	0.20%

						$130,582,116	$130,537,119	14.24%
Construction Materials
Javelin Acquisition Vehicle, LLC Last Out Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.33% / 1.00%	9.69%	11/3/2026	$1,717,266	$1,717,266	$1,666,742	0.18%
Javelin Acquisition Vehicle, LLC Second Amendment Incremental Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.35% / 1.00%	9.71%	11/3/2026	2,671,960	2,634,257	2,637,417	0.29%

						$4,351,523	$4,304,159	0.47%
Data Processing & Outsourced Services
Penncomp, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.35% / 1.50%	10.71%	10/17/2028	$1,833,123	$1,792,239	$1,825,829	0.20%
Penncomp, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.35% / 1.50%	10.71%	10/17/2028	2,554,960	2,508,100	2,501,108	0.27%

						$4,300,339	$4,326,937	0.47%

The accompanying notes are an integral part of these consolidated financial statements.

13
5

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Distributors
RPM Purchaser, Inc. Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.36% / 2.00%	10.72%	9/11/2028	$549,420	$529,486	$522,677	0.06%
RPM Purchaser, Inc. Effective Date Term Loan B	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.36% / 2.00%	10.72%	9/11/2028	3,879,464	3,791,572	3,731,679	0.40%

						$4,321,058	$4,254,356	0.46%
Diversified Capital Markets
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.85% / 1.00%	9.21%	10/4/2030	$599,498	$572,742	$648,520	0.07%
Diversified Chemicals
Opta Inc. 2024 Incremental Delayed Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.01% / 1.50%	11.60%	11/9/2028	$1,745,625	$1,685,656	$1,745,625	0.19%
Opta Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.01% / 1.50%	11.69%	11/8/2028	6,930,000	6,867,235	6,915,896	0.75%
V Global Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 0.75%	10.42%	12/22/2027	4,924,242	4,910,929	4,724,869	0.52%

						$13,463,820	$13,386,390	1.46%
Diversified Support Services
Accent Building Materials Holdings LLC Term B Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.25% / 1.00%	10.68%	8/6/2029	$900,000	$856,517	$896,108	0.10%
Accent Building Materials Holdings LLC Term Loan B	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	10.68%	8/6/2029	3,928,571	3,762,283	3,848,083	0.42%
AI Fire Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.89%	3/22/2027	190,796	187,742	190,796	0.02%
AI Fire Buyer, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.84%	3/22/2027	154,883	152,960	153,072	0.02%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.59%	7/22/2027	6,170,995	6,154,550	6,170,995	0.67%
Centex Acquisition, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	1M SOFR + 5.60% / 1.00%	10.15%	5/9/2029	202,963	202,963	202,963	0.02%
Centex Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	10.15%	5/9/2029	3,975,221	3,904,383	3,898,758	0.43%
Certified Collision Group Acquisition Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.34%	5/17/2027	173,667	173,667	172,140	0.02%
Certified Collision Group Acquisition Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.34%	5/17/2027	2,076,961	2,054,877	2,058,691	0.22%
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.74%	5/19/2028	533,156	525,298	533,156	0.06%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	10.09%	9/28/2029	4,089,750	4,062,137	4,044,367	0.44%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.09%	9/28/2029	6,234,375	6,192,282	6,165,193	0.67%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.09%	9/28/2029	2,144,625	2,112,999	2,120,826	0.23%
FLS Holding, Inc. Term B Loan (FLS Transportation Services)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.35% / 1.00%	9.71%	12/15/2028	4,924,623	4,876,905	4,614,372	0.50%
FMG Suite Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.68%	10/30/2026	852,645	846,801	844,291	0.09%
FMG Suite Holdings, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.38% / 1.00%	0.38%	10/30/2026	—	(2,873)	(4,284)	0.00%
FMG Suite Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.68%	10/30/2026	3,696,983	3,673,462	3,660,758	0.40%
Integrated Power Services Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(8)(10)	3M SOFR + 4.61% / 1.00%	8.97%	11/22/2028	—	6,204,290	6,203,125	0.68%
Integrated Power Services Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.61% / 1.00%	8.97%	11/22/2028	6,234,296	6,204,290	6,203,125	0.68%
PrimeFlight Acquisition, LLC Amendment No.4 Additional Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	5/1/2029	635,753	631,568	626,189	0.07%
Primeflight Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.58%	5/1/2029	6,904,899	6,832,288	6,878,427	0.75%
TL Voltron Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.61%	12/31/2030	1,998,050	1,958,092	1,958,089	0.21%
TL Voltron Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.61%	12/31/2030	13,000,000	12,740,020	12,740,000	1.39%
Visu-Sewer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.66%	11/8/2029	4,950,000	4,897,915	4,926,348	0.54%

						$79,205,416	$79,105,588	8.63%

The accompanying notes are an integral part of these consolidated financial statements.

13
6

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Education Services
Cambium Learning Group, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 0.75%	10.23%	7/20/2028	$5,913,434	$5,866,274	$5,913,434	0.65%
Electrical Components & Equipment
C3 AcquisitionCo, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	11/26/2030	$—	$(30,068)	$(30,258)	0.00%
C3 AcquisitionCo, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.50%	10.34%	11/26/2030	7,867,008	7,769,010	7,768,670	0.85%
C3 AcquisitionCo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	11/26/2030	—	(11,277)	(11,347)	0.00%
Inventus Power, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	6/30/2025	—	(2,982)	(1,637)	0.00%
Inventus Power, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.61% / 1.00%	11.97%	6/30/2025	3,096,468	3,067,796	3,068,274	0.33%
Spark Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/15/2031	—	(18,201)	(18,750)	0.00%
Spark Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.77%	10/15/2031	4,843,750	4,757,900	4,771,094	0.52%
Spark Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.77%	10/15/2031	1,406,250	1,385,503	1,385,156	0.15%
Spark Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/15/2031	—	(18,250)	(15,130)	0.00%
WC PLG Buyer, Inc Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	12/31/2049	—	(16,349)	(16,432)	0.00%
WC PLG Buyer, Inc Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.81%	12/31/2049	7,000,000	6,930,000	6,930,000	0.75%
WC PLG Buyer, Inc Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.81%	12/31/2049	5,356,808	5,303,239	5,303,239	0.58%

						$29,116,321	$29,132,879	3.18%
Electronic Equipment & Instruments
Dwyer Instruments, LLC_Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	7/20/2029	$—	$(7,039)	$(7,071)	0.00%
Dwyer Instruments, LLC_Revolver	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	7/20/2029	—	(16,893)	(16,807)	0.00%
Dwyer Intrumnets, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	9.27%	7/20/2029	10,888,889	10,780,000	10,780,000	1.18%
Fortis Payment Systems, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.95%	2/13/2026	4,910,256	4,896,680	4,910,256	0.54%
REE Holdings III Corp. Term Loan (Rees Scientific Corporation)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.99%	11/4/2028	4,912,281	4,860,630	4,912,281	0.53%

						$20,513,378	$20,578,659	2.25%
Electronic Manufacturing Services
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.65% / 1.00%	10.98%	10/5/2027	$154,717	$154,715	$150,385	0.02%
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.02% / 1.90%	10/5/2027	2,596,293	2,574,515	2,523,596	0.27%

						$2,729,230	$2,673,981	0.29%
Environmental & Facilities Services
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	6/14/2026	$—	$—	$—	0.00%
AVW WV Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.08%	3/17/2027	7,404,285	7,378,404	7,380,378	0.80%
CARDS Acquisition, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/12/2026	—	(37,637)	—	0.00%
CARDS Acquisition, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.80%	8/12/2029	870,924	858,167	870,924	0.10%
CARDS Acquisition, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.58%	8/12/2029	4,089,750	4,052,123	4,039,760	0.44%
CARDS Acquisition, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	8/12/2029	2,957,804	2,914,083	2,921,650	0.32%
Creative Multicare, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.59%	3/27/2030	4,962,500	4,908,789	4,902,912	0.54%
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/19/2029	—	(12,256)	—	0.00%
HEF Safety Ultimate Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	11/19/2029	2,579,769	2,534,759	2,503,689	0.27%
O6 Environmental, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.78%	6/30/2027	1,048,141	1,042,793	1,048,141	0.11%

The accompanying notes are an integral part of these consolidated financial statements.

13
7

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Environmental & Facilities Services (continued)
O6 Environmental, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.67%	6/30/2027	$1,426,706	$1,408,990	$1,408,180	0.15%
Rotolo Consultants, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.21% / 1.00%	11.73%	12/20/2026	3,144,310	3,097,104	3,131,220	0.34%
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 4.00% / 1.00%	11.50%	9/4/2029	1,580,000	1,549,676	1,561,250	0.17%
Vortex Companies, LLC Amendment No. 4 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.38%	9/4/2029	2,250,000	2,233,328	2,233,125	0.24%
Vortex Companies, LLC Term Loan Delayed Draw Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.36%	9/4/2029	2,932,191	2,900,161	2,900,086	0.32%
Vortex Companies, LLC Term Loan Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.36%	9/4/2029	3,028,235	2,995,238	2,995,079	0.33%
Vortex Intermediate, LLC Revolver Amendment No. 4 Incremental	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.57%	4/9/2029	73,971	68,530	68,449	0.01%

						$37,892,252	$37,964,843	4.14%
Food Distributors
Costanzo’s Bakery, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.58%	6/18/2027	$203,681	$203,220	$202,187	0.02%
Costanzo’s Bakery, LLC Term Loan	(1)(2)(3)(4)(5) (7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	6/18/2027	2,961,943	2,936,867	2,932,323	0.32%
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/1/2030	—	(28,105)	(4,267)	0.00%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.60% / 1.00%	10.17%	8/1/2030	4,078,003	4,031,234	4,019,088	0.44%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	10.17%	8/1/2030	598,871	590,028	590,219	0.06%
Heritage Foodservice Investment, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/1/2030	—	(7,034)	(533)	0.00%
Recipe Acquisition Corp. Delayed Draw Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/31/2031	—	—	(24,160)	0.00%
Recipe Acquisition Corp. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.60%	7/31/2031	205,673	201,445	196,008	0.02%
Recipe Acquisition Corp. Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.60%	7/31/2031	7,737,176	7,699,198	7,611,049	0.83%
Rushmore Investment III LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.34%	10/18/2030	3,989,950	3,950,978	3,943,230	0.43%
Rushmore Investment III LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.34%	10/18/2030	8,437,497	8,275,648	8,338,699	0.91%

						$27,853,479	$27,803,843	3.03%
Health Care Distributors
ASP Global Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.61%	7/31/2029	$1,533,707	$1,513,597	$1,533,707	0.17%
ASP Global Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.61%	7/31/2029	5,187,537	5,139,044	5,174,177	0.57%
ASP Global Holdings, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 4.25% / 1.00%	11.75%	7/31/2029	215,343	209,364	215,343	0.02%
HEC Purchaser Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/17/2029	—	(10,532)	(1,148)	0.00%
HEC Purchaser Corp. Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.75%	6/17/2029	8,426,406	8,314,112	8,380,190	0.91%
IDC Infusion Services, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.26%	7/7/2028	6,000,000	5,934,453	5,931,544	0.65%

						$21,100,038	$21,233,813	2.32%
Health Care Equipment
Artivion, Inc. Closing Date Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 2.00%	11.09%	1/18/2030	$1,059,457	$1,057,339	$1,059,457	0.12%
Artivion, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 2.00%	1.00%	1/18/2030	—	(134)	—	0.00%
Blades Buyer, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.60%	4/1/2026	4,924,242	4,910,295	4,924,242	0.54%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.60% / 1.00%	9.96%	6/10/2027	4,936,396	4,930,681	4,936,396	0.54%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.96%	6/10/2027	3,853,299	3,753,415	3,853,299	0.42%
Medical Device Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.35% / 1.00%	10.68%	7/11/2029	4,388,889	4,307,375	4,326,876	0.47%

The accompanying notes are an integral part of these consolidated financial statements.

13
8

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Equipment (continued)
Medical Device Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.00% / 1.00%	0.50%	7/11/2029	$—	$—	$(11,805)	0.00%
Pediatric Home Respiratory Services, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/23/2030	—	(3,010)	(3,019)	0.00%
Pediatric Home Respiratory Services, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.78%	12/23/2030	214,667	211,326	211,313	0.02%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.78%	12/23/2030	6,171,667	6,156,308	6,156,238	0.67%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.78%	12/23/2030	6,171,667	6,156,308	6,156,237	0.67%
SunMed Group Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 0.75%	10.19%	6/16/2028	4,923,664	4,833,084	4,899,034	0.53%

						$36,312,987	$36,508,268	3.98%
Health Care Facilities
Community Care Partners, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.11% / 1.00%	10.47%	6/10/2026	$1,972,409	$1,961,982	$1,899,801	0.21%
IPC Pain Acquisition, LLC Delayed Draw Tem Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.01% / 1.00%	10.34%	5/19/2027	2,674,208	2,645,943	2,673,704	0.29%
SDG Mgmt Company, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.75%	10.34%	7/3/2028	792,328	791,458	792,328	0.08%
SDG Mgmt Company, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 0.75%	9.88%	7/3/2028	1,561,004	1,544,033	1,546,426	0.17%

						$6,943,416	$6,912,259	0.75%
Health Care Services
Advanced Medical Management, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 0.00%	11.00%	12/18/2026	$6,618,471	$6,448,266	$6,469,556	0.71%
Advanced Medical Management, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/18/2026	—	(22,892)	(20,895)	0.00%
Apex Dental Partners, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/29/2030	—	(2,193)	(24,166)	0.00%
Apex Dental Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.85%	10/29/2030	8,580,645	8,559,644	8,559,194	0.93%
Apex Dental Partners, LLC_Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.77%	10/29/2030	1,932,903	1,922,119	1,921,613	0.21%
BCDI Rodeo Dental Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.91%	5/14/2025	1,256,229	1,249,194	1,246,933	0.14%
BCDI Rodeo Dental Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.91%	5/14/2025	5,635,288	5,603,733	5,593,587	0.61%
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.40% / 1.00%	9.91%	5/14/2025	1,002,023	989,305	984,488	0.11%
BCDI Rodeo Dental Buyer, LLC Second Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.91%	5/14/2025	122,076	121,805	121,172	0.01%
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 0.00%	10.33%	7/9/2025	1,749,452	1,749,452	1,749,452	0.19%
CCHN Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.61%	4/1/2030	5,969,083	5,859,251	5,950,130	0.65%
CVAUSA Management, LLC Primary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	5/22/2029	—	(9,836)	—	0.00%
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	5/22/2029	—	(5,994)	—	0.00%
CVAUSA Management, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	11.12%	5/22/2029	1,960,067	1,948,275	1,958,775	0.21%
Dentive, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 0.75%	11.35%	12/22/2028	2,243,144	2,216,220	2,219,115	0.24%
Dentive, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.75% / 0.75%	11.08%	12/22/2028	1,734,098	1,714,013	1,718,307	0.19%
Dentive, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 0.75%	11.08%	12/22/2028	2,781,385	2,761,024	2,756,057	0.30%
Dentive, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.75% / 0.75%	11.39%	12/22/2028	353,532	345,469	353,532	0.04%
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.85% / 1.00%	10.21%	4/21/2028	5,935,304	5,865,612	5,935,304	0.65%
Elevate HD Parent, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.10% / 1.00%	10.46%	8/20/2029	4,937,500	4,854,020	4,900,496	0.53%
Eval Home Health Solutions Intermediate, L.L.C. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.11%	5/10/2030	2,136,452	2,106,324	2,105,474	0.23%
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/10/2030	—	(1,116)	(1,044)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

13
9

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
Fort B.V. 2024 Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.00% / 0.00%	11.21%	1/12/2034	$6,000,000	$5,948,105	$5,971,353	0.65%
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/13/2030	—	—	(4,154)	0.00%
Gen4 Dental Partners OPCO, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.31%	5/13/2030	5,685,714	5,636,644	5,681,008	0.62%
Gen4 Dental Partners OPCO, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/13/2030	—	—	(2,838)	0.00%
GI MSO, Inc. Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 4.50% / 1.00%	8.94%	6/5/2025	4,924,433	4,916,313	4,919,408	0.54%
Home Care Assistance, LLC Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.53%	3/30/2027	2,986,649	2,971,073	2,896,388	0.31%
Houseworks Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.76%	12/15/2028	463,125	456,926	435,010	0.05%
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/15/2028	—	—	(13,826)	0.00%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.76%	12/15/2028	4,921,137	4,826,570	4,798,860	0.52%
Houseworks Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.76%	12/15/2028	2,468,750	2,365,642	2,381,155	0.26%
Kabafusion Parent LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/24/2031	—	(7,026)	(3,563)	0.00%
Kabafusion Parent LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.33%	11/24/2031	5,700,059	5,671,585	5,675,208	0.62%
Kabafusion Parent LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.33%	11/24/2031	5,700,059	5,671,585	5,675,208	0.62%
MB2 Dental Solutions, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.86%	2/13/2031	4,279,945	4,242,303	4,255,798	0.46%
MB2 Dental Solutions, LLC Revolving Commitment	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2031	—	(2,643)	(2,509)	0.00%
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.86%	2/13/2031	304,608	303,965	304,608	0.03%
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	10.02%	2/13/2031	618,170	613,913	612,976	0.07%
Medina Health, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2028	—	(6,090)	(5,628)	0.00%
Medina Health, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.58%	10/20/2028	3,067,395	3,014,472	3,021,703	0.33%
Medrina, LLC Initial Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/20/2029	—	(7,609)	—	0.00%
Medrina, LLC Initial Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.44%	10/20/2029	3,686,170	3,604,687	3,646,715	0.40%
Medrina, LLC Revolving Facility	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2029	—	(10,755)	—	0.00%
NORA Acquisition, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2029	—	(8,083)	(237)	0.00%
NORA Acquisition, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.35% / 1.00%	10.68%	8/31/2029	3,071,741	3,004,358	2,991,393	0.32%
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.78%	10/29/2027	336,456	315,197	335,374	0.04%
North Haven USHC Acquisition, Inc. Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.73%	10/29/2027	2,686,220	2,665,994	2,664,104	0.29%
OIA Acquisition, LLC Effective Date Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.35% / 1.00%	9.60%	10/19/2027	4,911,392	4,881,950	4,911,391	0.53%
Point Quest Acquisition, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.65% / 1.00%	10.12%	8/14/2028	618,807	609,807	609,525	0.07%
Point Quest Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.65% / 1.00%	10.17%	8/14/2028	4,811,281	4,741,971	4,739,111	0.52%
Point Quest Acquisition, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.65% / 1.00%	10.29%	8/14/2028	684,988	669,552	678,843	0.07%
Point Quest Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.65% / 1.00%	10.17%	8/14/2028	4,322,034	4,255,939	4,235,243	0.46%
Premise Health Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.82%	3/3/2031	1,538,894	1,528,071	1,538,893	0.17%
RBFD Buyer, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/9/2030	—	(11,947)	(12,077)	0.00%
RBFD Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.57%	12/9/2030	6,484,709	6,402,138	6,402,029	0.70%
RBFD Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57%	12/9/2030	2,779,161	2,743,773	2,743,727	0.30%

The accompanying notes are an integral part of these consolidated financial statements.

1
40

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
RBFD Buyer, LLC_Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/9/2030	$—	$(23,871)	$(24,154)	0.00%
RCP TCT, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.01% / 1.00%	9.53%	12/31/2027	4,048,230	4,027,342	4,035,502	0.44%
Salt Dental Collective, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.85% / 1.00%	11.21%	2/15/2028	4,943,750	4,904,402	4,844,443	0.53%
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.53%	3/30/2027	1,835,068	1,826,408	1,771,798	0.19%
TheKey, LLC Tranche B-1 Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.53%	3/30/2027	90,040	89,615	86,936	0.01%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	6/10/2026	—	(10,535)	—	0.00%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	3/27/2028	2,487,500	2,454,811	2,454,156	0.27%
		3M SOFR +
TVG Shelby Buyer, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	0.50% / 1.00%	0.50%	3/27/2028	—	(3,188)	—	0.00%
Vital Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.83%	8/7/2030	4,089,750	4,010,319	4,030,393	0.44%
Vital Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	8/7/2030	1,404,480	1,390,566	1,384,096	0.15%
Vital Purchaser, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/7/2030	—	20,218	—	0.00%

						$154,966,162	$155,160,449	16.93%
Health Care Technology
Bobcat Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	9.07%	6/14/2030	$470,238	$460,793	$470,238	0.05%
Bobcat Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	9.07%	6/14/2030	1,504,762	1,474,511	1,496,044	0.16%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Five Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.83%	6/24/2026	165,003	164,103	164,178	0.02%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Four Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	6/24/2026	2,015,429	2,004,427	2,005,410	0.22%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Six Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	6/24/2026	575,712	572,569	572,850	0.06%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Three Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.10%	6/24/2026	551,178	551,178	548,438	0.06%
GHA Buyer, Inc. (aka Cedar Gate) Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	6/24/2026	155,851	155,000	155,076	0.02%
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/24/2026	—	(1,497)	—	0.00%
Iodine Software, LLC Closing Date Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.61%	5/19/2027	2,054,069	2,054,069	2,054,069	0.23%
Iodine Software, LLC Delayed Draw Term Loan Amend No. 3	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/31/2027	—	—	—	0.00%
Iodine Software, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/19/2027	—	—	—	0.00%
Iodine Software, LLC Term Loan B	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.61%	5/31/2027	1,408,541	1,408,541	1,408,541	0.15%
Medical Technology Solutions, LLC Delayed Draw C Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 10.97% / 1.00%	10.97%	4/27/2026	1,288,150	1,269,131	1,288,150	0.14%
Medical Technology Solutions, LLC Sixth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	10.97%	4/27/2026	1,410,906	1,390,008	1,397,713	0.15%

						$11,502,833	$11,560,707	1.26%
Heavy Electrical Equipment
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/11/2028	$—	$(741)	$(1,070)	0.00%
Faraday Buyer, LLC First Amendment Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.33%	10/11/2028	580,716	572,651	579,085	0.06%

						$571,910	$578,015	0.06%
Highways & Railtracks
R1 Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	10.84%	12/29/2028	$4,924,623	$4,885,621	$4,885,036	0.53%
Home Improvement Retail
TMSC OpCo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/30/2026	$—	$—	$—	0.00%
TMSC OpCo, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.46%	4/30/2026	3,617,565	3,617,565	3,617,565	0.39%

						$3,617,565	$3,617,565	0.39%

The accompanying notes are an integral part of these consolidated financial statements.

1
41

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Homebuilding
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.85% / 1.50%	11.21%	11/27/2028	$2,486,742	$2,445,957	$2,449,441	0.27%
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.85% / 1.50%	11.21%	11/27/2028	2,486,742	2,445,957	2,449,441	0.27%

						$4,891,914	$4,898,882	0.54%
Hotels, Resorts & Cruise Lines
Pyramid Management Advisors, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.25%	9.88%	1/19/2028	$4,924,812	$4,797,372	$4,924,796	0.54%
Household Appliances
Dusk Acquisition II Corporation Term Loan Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.33%	12/19/2029	$7,000,000	$6,862,279	$6,860,000	0.75%
Dusk Acquisition II Corporation Term Loan Incremental	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.33%	12/19/2029	7,000,000	6,862,279	6,860,000	0.75%
Evriholder Acquisition, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.90% / 1.50%	11.23%	1/24/2028	3,897,184	3,856,566	3,874,467	0.42%
WF Enterprises, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.35% / 1.00%	8.60%	11/9/2027	4,578,187	4,552,519	4,567,076	0.50%

						$22,133,643	$22,161,543	2.42%
Housewares & Specialties
AmerCareRoyal, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/10/2030	$—	$—	$—	0.00%
AmerCareRoyal, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.36%	9/10/2030	1,295,181	1,282,570	1,295,181	0.14%
AmerCareRoyal, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.36%	9/10/2030	4,100,000	4,059,970	4,065,752	0.44%
AmerCareRoyal, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.36%	9/10/2030	4,032,530	3,992,449	3,998,846	0.44%
AmerCareRoyal, LLC U.S. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.34%	9/10/2030	1,009,036	997,392	1,009,036	0.11%
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 1.00%	10.23%	3/22/2028	3,610,294	3,581,860	3,529,976	0.39%
Axis Portable Air, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 1.00%	10.23%	3/22/2028	872,759	865,732	867,616	0.09%
Axis Portable Air, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/22/2028	—	(7,889)	—	0.00%
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.90% / 1.00%	10.23%	3/22/2028	1,789,998	1,763,542	1,789,996	0.20%
TPC US Parent, LLC Fourth Amendment Incremental Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	10.49%	11/22/2025	744,375	736,987	736,050	0.08%

						$17,272,613	$17,292,453	1.89%
Human Resource & Employment Services
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.43% / 1.00%	11.85%	3/26/2029	$7,980,000	$7,834,330	$7,851,834	0.86%
PCS Midco, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.08%	3/1/2030	1,823,675	1,797,004	1,799,177	0.19%
PCS Midco, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.41%	3/1/2030	9,229	8,901	8,978	0.00%
PCS Midco, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.08%	3/1/2030	3,281	3,024	3,029	0.00%

						$9,643,259	$9,663,018	1.05%
Industrial Machinery
Astro Acquisition, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.82%	12/13/2027	$7,940,000	$7,875,732	$7,835,312	0.86%
Helios Service Partners, LLC_Delayed Draw Term Loan 2022	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	3/19/2027	—	(13,527)	(15,000)	0.00%
Helios Service Partners, LLC_Delayed Draw Term Loan Third Amendment	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	3/19/2027	—	(28,371)	(30,000)	0.00%
Helios Service Partners, LLC_Delayed Draw Term Loan Third Amendment Incremental	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	3/19/2027	—	134	(15,000)	0.00%
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.38%	12/7/2028	5,668,104	5,594,111	5,615,276	0.61%
Orion Group HoldCo, LLC Term Loan (Astra Services Partners)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	11.19%	3/19/2027	4,404,250	4,377,226	4,395,248	0.48%
Sonny’s Enterprises, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% / 1.00%	9.99%	8/5/2028	893,970	883,746	877,664	0.10%

The accompanying notes are an integral part of these consolidated financial statements.

1
42

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Industrial Machinery (continued)
Sonny’s Enterprises, LLC Restatement Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% / 1.00%	9.92%	8/5/2028	$4,037,472	$3,992,384	$3,978,434	0.43%
Sonny’s Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.65% / 1.00%	10.24%	8/5/2028	35,910	32,697	35,910	0.00%
Tank Holding Corp. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.10% / 0.75%	10.44%	3/31/2028	4,231,374	4,191,364	4,256,320	0.46%
Tank Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.25%	3/31/2028	4,924,242	4,863,612	4,875,636	0.53%

						$31,769,108	$31,809,800	3.47%
Insurance Brokers
Alera Group, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.09%	10/2/2028	$628,053	$608,800	$609,352	0.07%
Alkeme Intermediary Holdings, LLC Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.08%	10/28/2026	4,989,186	4,915,262	4,932,233	0.54%
Arden Purchaser, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	5.25%	11/22/2030	326,800	310,611	310,460	0.03%
Arden Purchaser, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 1.00%	9.58%	11/22/2030	11,764,784	11,648,280	11,647,136	1.27%
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	4/14/2028	—	—	(32,110)	0.00%
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.00%	11/30/2029	623,819	617,066	623,819	0.07%
Inszone Mid, LLC A&R Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.50%	11/30/2029	743,698	740,902	743,698	0.08%
Integrity Marketing Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.51%	8/25/2028	12,468,750	12,448,440	12,468,750	1.36%
Keystone Agency Partners LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	5/3/2027	2,961,852	2,939,615	2,916,220	0.32%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 0.75%	10.26%	11/1/2029	84,432	83,577	84,432	0.01%
Oakbridge Insurance Agency LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.23%	11/1/2029	450,591	447,579	450,591	0.05%
Peter C. Foy & Associates Insurance Services, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 0.75%	10.86%	11/1/2028	2,468,750	2,424,789	2,419,650	0.26%
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.83%	11/1/2028	1,210,563	1,202,734	1,199,092	0.13%
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.83%	11/1/2028	4,395,954	4,352,211	4,364,455	0.48%
Tricor, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.74%	10/22/2026	1,192,728	1,192,728	1,192,728	0.13%
Tricor, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.10% / 1.00%	9.46%	10/22/2026	144,231	144,231	144,231	0.01%
Tricor, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.46%	10/22/2026	3,173,112	3,173,112	3,173,112	0.35%
Worldwide Insurance Network, LLC DDTL	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.81% / 0.75%	10.32%	5/28/2030	731,407	722,398	731,407	0.08%
Worldwide Insurance Network, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.70% / 0.75%	10.22%	5/28/2030	2,493,153	2,470,389	2,476,880	0.27%

						$50,442,724	$50,456,136	5.51%
Interactive Home Entertainment
Five Star Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.15% / 1.50%	11.66%	2/23/2028	$55,696	$54,429	$53,980	0.01%
Track Branson Opco, LLC, The Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.50%	0.50%	2/23/2028	—	(2,496)	(362)	0.00%
Track Branson OpCo, LLC, The Term Loan A	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.15% / 1.50%	11.66% / 1.00%	2/23/2028	1,590,123	1,555,779	1,529,021	0.17%

						$1,607,712	$1,582,639	0.18%
Internet & Direct Marketing Retail
Berlin Rosen Acquisition, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	9.98%	1/14/2027	$600,485	$590,437	$591,585	0.06%
Berlin Rosen Acquisition, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(10)	1M SOFR + 5.50% / 1.00%	9.98%	1/14/2027	600,485	590,437	591,585	0.06%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(1)(2)(3)(4)(5)(7)	1M SOFR + 5.60% / 1.00%	10.15%	1/14/2027	1,822,804	1,802,151	1,804,792	0.20%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.60% / 1.00%	10.15%	1/14/2027	1,822,804	1,802,151	1,804,792	0.20%
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	10.15%	1/14/2027	2,152,585	2,127,460	2,131,186	0.23%

The accompanying notes are an integral part of these consolidated financial statements.

1
43

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Internet & Direct Marketing Retail (continued)
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 1.00%	10.15%	1/14/2027	$3,517,652	$3,476,594	$3,482,684	0.38%
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	10.15%	1/14/2027	1,365,067	1,351,772	1,351,496	0.15%

						$11,741,002	$11,758,120	1.28%
Internet Services & Infrastructure
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.33%	12/31 / 2027	$2,775,112	$2,693,114	$2,775,112	0.30%
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/30/2029	—	(8,230)	(8,414)	0.00%
Salute Mission Critical, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/30/2029	—	(6,664)	(6,783)	0.00%
Salute Mission Critical, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.36%	11/30/2029	4,093,373	4,052,440	4,052,440	0.44%
Salute Mission Critical, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.36%	11/30/2029	4,196,332	4,154,560	4,154,368	0.46%

						$10,885,220	$10,966,723	1.20%
Investment Banking & Brokerage
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.61%	6/30 / 2028	$2,494,697	$2,490,904	$2,494,697	0.27%
Cherry Bekaert Advisory LLC Amendment No. 1 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.61%	6/30/2028	2,162,522	2,139,258	2,153,058	0.24%
DOXA Insurance Holdings LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.75%	9.91%	12/20/2030	456,156	453,873	456,156	0.05%
DOXA Insurance Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.60%	12/20/2030	496,587	496,587	496,587	0.05%

						$5,580,622	$5,600,498	0.61%
IT Consulting & Other Services
ACP Avenu Buyer, LLC Delayed TL	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.84%	10/2/2029	$272,737	$272,664	$272,737	0.03%
ACP Avenu Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.85%	10/2/2029	59,598	53,870	53,901	0.01%
ACP Avenu Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.84%	10/2/2029	1,545,712	1,511,908	1,512,344	0.17%
Alta Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	12/21/2027	1,108,536	1,095,128	1,107,477	0.12%
Alta Buyer, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	12/21/2027	572,733	572,906	567,626	0.06%
Alta Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	12/21/2027	3,761,820	3,717,091	3,705,717	0.40%
Aptean Acquiror Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.32%	1/30/2031	85,148	64,873	85,148	0.01%
Aptean Acquiror Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/30/2031	—	—	(769)	0.00%
Aptean Acquiror Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.18% / 0.75%	9.81%	1/30/2031	271,288	264,401	271,288	0.03%
Aptean Acquiror Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.18% / 0.75%	9.81%	1/30/2031	4,944,502	4,902,985	4,944,502	0.54%
Argano, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/13/2029	—	(10,197)	(12,162)	0.00%
Argano, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.15%	9/13/2029	4,089,750	4,030,540	4,022,433	0.44%
Argano, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.15%	9/13/2029	5,849,109	5,776,192	5,752,833	0.63%
Argano, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/13/2029	—	(5,141)	(2,027)	0.00%
BCM One, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.60% / 1.00%	8.85%	11/17 / 2027	4,665,588	4,646,101	4,665,588	0.51%
By Light Professional IT Services LLC Existing Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.98% / 1.00%	11.53%	5/16/2025	1,859,233	1,851,797	1,859,233	0.20%
Enverus Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.86%	12/24/2029	12,076	12,076	12,076	0.00%
Enverus Holdings, Inc.Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	12/24/2029	—	—	(1,200)	0.00%
Enverus Holdings, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 0.75%	9.86%	12/24/2029	5,288,224	5,219,431	5,224,303	0.57%
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2029	—	—	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

14
4

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
IT Consulting & Other Services (continued)
Guidepoint Security Holdings, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.36%	10/2/2029	$299,591	$299,591	$299,591	0.03%
Guidepoint Security Holdings, LLC_Term Loan First Amendment	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	6.00%	2/10/2029	140,815	138,704	138,703	0.01%
IG Investments Holdings, LLC 2024 Refinancing Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.57%	9/22/2028	5,953,964	5,953,964	5,953,964	0.65%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.75% / 1.00%	11.19%	7/26/2027	3,438,750	3,367,453	3,382,301	0.37%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.00%	11.19%	7/26/2027	6,949,138	6,818,820	6,835,065	0.75%
Lighthouse Technologies Holding Corp. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.48%	4/30/2027	174,935	174,578	174,935	0.02%
Lighthouse Technologies Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.48%	4/30/2027	11,407,591	11,368,214	11,407,591	1.24%
Lighthouse Technologies Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/30/2027	—	—	—	0.00%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.08%	6/15/2029	349,360	340,849	346,229	0.04%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.00%	1.00%	6/15/2029	—	(1,567)	(1,567)	0.00%
Rural Sourcing Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.08%	6/15/2029	26,400	20,616	17,385	0.00%
Rural Sourcing Holdings, Inc. Term Loan Amendment No. 1	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.00%	10.35%	6/15/2029	262,680	260,053	260,053	0.03%
Rural Sourcing Holdings, Inc. Tranche B Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	11.01%	6/15/2029	1,560,240	1,522,363	1,499,748	0.16%
Upstack Holdco Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	8/23/2031	—	(15,061)	—	0.00%
Upstack Holdco Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.38%	8/25/2031	187,500	175,579	187,500	0.02%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.52%	8/25/2031	4,100,000	4,059,393	4,061,883	0.44%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.52%	8/25/2031	4,025,000	3,985,292	3,987,581	0.44%
VRC Companies, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.76% / 1.00%	10.35%	6/29/2027	5,913,328	5,882,966	5,906,158	0.64%
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.65%	6/29/2027	272,249	249,630	234,704	0.03%
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.34%	6/29/2027	1,993,611	1,986,502	1,981,281	0.22%

						$80,564,564	$80,714,153	8.81%
Leisure Facilities
Concert Golf Partners Holdco LLC Initial Term Loan (2022)	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 4.75% / 0.75%	9.13%	4/1/2030	$4,924,242	$4,924,242	$4,924,242	0.54%
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.83%	4/27/2029	1,666,667	1,615,882	1,666,667	0.18%
Excel Fitness Holdings, Inc. Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.83%	4/27/2029	471,884	468,387	450,547	0.05%
Excel Fitness Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.83%	4/27/2029	3,316,667	3,249,161	3,312,533	0.36%

						$10,257,672	$10,353,989	1.13%
Leisure Products
BCI Burke Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.08%	12/14/2027	$1,185,551	$1,177,364	$1,185,551	0.13%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	10/10/2026	—	(9,429)	(10,273)	0.00%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/10/2026	—	(11,545)	(12,580)	0.00%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.08%	12/14/2027	3,769,960	3,735,831	3,732,260	0.41%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.08%	12/14/2027	4,616,277	4,574,487	4,570,114	0.50%
KSKI Holdings 2, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 7.25% / 1.25%	11.58%	6/30/2028	4,937,500	4,822,746	4,709,503	0.51%
Painful Pleasures, LLC Term Loan fka Artifex	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	10.19%	8/31/2026	1,202,446	1,201,194	1,197,904	0.13%
Painful Pleasures, LLC Third Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.61% / 1.00%	10.19%	8/31/2026	3,728,732	3,714,108	3,726,448	0.41%

						$19,204,756	$19,098,927	2.09%

The accompanying notes are an integral part of these consolidated financial statements.

14
5

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Life & Health Insurance
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.60%	6/1/2030	$12,247,991	$12,127,118	$12,125,511	1.32%
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/1/2030	—	(15,572)	(15,667)	0.00%

						$12,111,546	$12,109,844	1.32%
Life Sciences Tools & Services
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.77%	9/30/2030	$63,653	$62,858	$63,653	0.01%
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed TL	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	9/30/2030	—	(203)	(210)	0.00%
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	9/30/2030	—	(203)	(210)	0.00%
Bamboo US BidCo LLC (aka Baxter) USD TL	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.77%	9/30/2030	706,492	700,072	703,812	0.08%
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.96%	12/30/2026	2,601,620	2,587,926	2,548,565	0.28%
KL Charlie Acquisition Company Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.96%	12/30/2026	1,955,992	1,931,647	1,920,183	0.21%
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	12/30/2026	—	1,770	—	0.00%
KL Moon Acquisition, LLC 2024 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57% / 2.75%	2/1/2029	655,497	639,332	622,783	0.07%
KL Moon Acquisition, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57% / 2.75%	2/1/2029	1,643,447	1,623,991	1,562,918	0.17%
KL Moon Acquisition, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.75% / 1.00%	12.32% / 2.75%	2/1/2029	352,453	352,452	335,183	0.03%

						$7,899,642	$7,756,677	0.85%
Metal & Glass Containers
Keg Logistics LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.67%	11/23/2027	$4,432,475	$4,384,991	$4,388,150	0.48%
Movies & Entertainment
Broadcast Music, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	10.39%	2/8/2030	$1,572,103	$1,566,182	$1,567,016	0.17%
Office Services & Supplies
Advanced Web Technologies Holding Company Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.56%	12/17/2026	$779,682	$768,704	$768,220	0.08%
Advanced Web Technologies Holding Company Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.25% / 1.00%	10.58%	12/17/2026	48,875	48,875	48,875	0.01%
Advanced Web Technologies Holding Company Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	8.31%	12/17/2026	1,981,892	1,953,988	1,952,758	0.21%
Ergotron Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 0.75%	9.61%	7/6/2028	4,521,411	4,521,411	4,521,411	0.49%
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.15% / 1.00%	10.48%	12/15/2026	552,017	516,502	525,101	0.06%
Forward Solutions, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	10.48%	12/15/2026	657,006	646,702	649,637	0.07%

						$8,456,182	$8,466,002	0.92%
Oil & Gas Equipment & Services
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.10% / 2.00%	11.46%	7/31/2028	$474,145	$451,813	$461,337	0.05%
Jones Industrial Holdings, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.10% / 2.00%	11.46%	7/31/2028	1,994,605	1,916,742	1,901,495	0.21%

						$2,368,555	$2,362,832	0.26%
Other Diversified Financial Services
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.28%	10/1/2027	$1,128,731	$1,121,338	$1,120,958	0.12%
Citrin Cooperman Advisors LLC 2022-2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 5.00% / 0.75%	9.28%	10/1/2027	3,801,824	3,736,317	3,761,511	0.41%
Convera International Financial S.a r.l. Incremental Term Loan	(1)(3)(5)(7)(9)(10)	3M SOFR + 6.15% / 0.75%	10.48%	3/1/2028	2,955,000	2,907,650	2,904,453	0.32%
Convera International Holdings Limited Term Loan	(1)(3)(5)(7)(9)(10)	3M SOFR + 6.00% / 0.75%	10.33%	1/3/2028	404,092	398,204	398,031	0.04%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.59%	6/15/2029	1,711,273	1,681,625	1,698,304	0.19%
Lido Advisors, LLC_Delayed Draw Term Loan Seventh Amendment	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.52%	6/15/2029	725,544	712,326	715,522	0.08%

						$10,557,460	$10,598,779	1.16%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Packaged Foods & Meats
Chef Merito, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.90% / 1.00%	10.23%	7/15/2028	$424,191	$414,162	$424,191	0.05%
Chef Merito, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.90% / 1.00%	10.23%	7/15/2028	424,191	414,162	424,191	0.05%
Chef Merito, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/15/2028	—	(7,885)	(3,468)	0.00%
Chef Merito, LLC First Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.67%	7/15/2028	2,558,274	2,494,972	2,525,991	0.27%
Chef Merito, LLC Second Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	10.23%	7/15/2028	1,135,844	1,114,981	1,116,810	0.12%
Demakes Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	12/12/2029	—	—	—	0.00%
Demakes Borrower, LLC Term B Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.45%	12/12/2029	344,627	344,627	344,627	0.04%
Gastronome Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.15% / 1.00%	9.48%	11/18/2027	4,729,986	4,704,195	4,729,986	0.51%
Huron Bidco, INC. Incremental Term Loan B1 (KNPC Holdco)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.10% / 1.00%	12.24%	10/22/2029	737,001	728,362	709,732	0.08%
KNPC Holdco, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	10.99%	10/22/2029	4,888,761	4,829,934	4,749,252	0.52%
KNPC Holdco, LLC Tranche D-1 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	10.27%	10/22/2029	5,000,000	5,000,000	5,000,000	0.54%
Nellson Nutraceutical, LLC Term A-1 Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.85% / 1.00%	10.40%	12/23/2025	4,932,109	4,909,885	4,848,264	0.53%
Patriot Foods Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.11%	12/24/2029	4,950,000	4,894,378	4,900,500	0.53%
Signature Brands, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 9.76% / 1.75%	14.28% / 3.00%	5/4/2028	4,516,394	4,445,379	4,299,919	0.47%
Signature Brands, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.61% / 1.75%	10.97%	5/4/2028	259,007	255,849	247,086	0.03%
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	10.15%	3/31/2029	2,292,169	2,220,375	2,232,476	0.24%
Western Smokehouse Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	10.15%	3/31/2029	2,292,169	2,264,253	2,263,516	0.25%
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	10.28%	2/9/2028	193,985	190,593	192,493	0.02%
ZB Holdco LLC 2023-1 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	9.98%	2/9/2028	154,250	151,628	151,052	0.02%

						$39,369,850	$39,156,618	4.27%
Paper Packaging
Arctic Holdco, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.46%	12/23/2026	$5,528,350	$5,528,350	$5,528,350	0.60%
Arctic Holdco, LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.10% / 1.00%	10.46%	12/23/2026	353,592	353,592	353,592	0.04%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 1	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.35% / 1.50%	10.75%	3/5/2027	2,715,625	2,665,916	2,671,267	0.29%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 2	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.35% / 1.50%	10.75%	3/5/2027	2,221,875	2,181,173	2,207,256	0.24%

						$10,729,031	$10,760,465	1.17%
Personal Products
Kinetic Purchaser, LLC—Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	10.75%	11/10/2027	$2,019,299	$1,960,651	$1,949,495	0.21%
Loving Tan Intermediate II Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.35%	5/31/2028	2,728,088	2,668,982	2,703,213	0.30%
Loving Tan Intermediate II Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 1.00%	10.35%	5/31/2028	103,704	97,172	103,704	0.01%
Phoenix YW Buyer, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/31/2030	—	(3,115)	—	0.00%
Phoenix YW Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	5/31/2030	8,137,500	8,023,046	8,109,312	0.88%
RoC Holdco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.75%	11.13%	2/21/2031	4,235,990	4,200,372	4,210,646	0.46%
RoC Holdco LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/21/2030	—	(5,370)	—	0.00%

						$16,941,738	$17,076,370	1.86%
Pharmaceuticals
Creek Parent, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 0.75%	12.75%	12/18/2031	$14,076,000	$13,935,240	$13,935,240	1.52%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Pharmaceuticals (continued)
Creek Parent, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/18/2031	$—	$(20,149)	$(20,240)	0.00%
Pet FLavor, LLC Term A Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.33%	12/15/2026	5,002,549	4,982,715	4,952,523	0.54%
PharmaLogic Holdings Corp. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/21/2030	—	(17,749)	(16,571)	0.00%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57%	6/21/2030	7,372,280	7,266,734	7,268,509	0.79%
Sequon, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.59%	12/29/2026	4,912,990	4,892,390	4,859,211	0.53%

						$31,039,181	$30,978,672	3.38%
Real Estate Development
Discovery SL Management, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.88%	3/18/2030	$1,736,875	$1,725,266	$1,714,938	0.19%
Discovery SL Management, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.88%	3/18/2030	290,844	290,109	289,915	0.03%
Discovery SL Management, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/18/2030	—	(2,940)	(774)	0.00%
Discovery SL Management, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/18/2030	—	(616)	(142)	0.00%
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/22/2028	—	—	—	0.00%

						$2,011,819	$2,003,937	0.22%
Real Estate Operating Companies
Associations, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.76% / 1.00%	11.28%	7/2/2028	$217,009	$216,651	$216,902	0.02%
Associations, Inc. Special Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.76% / 1.00%	11.32%	7/3/2028	90,392	89,946	90,258	0.01%
Associations, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.76% / 0.00%	11.32%	7/2/2028	6,971,645	6,936,562	6,930,033	0.76%

						$7,243,159	$7,237,193	0.79%
Real Estate Services
BBG, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	1M SOFR + 1.00% / 1.00%	5.59% / 5.75%	1/8/2026	$6,292,398	$6,101,294	$5,841,552	0.64%
Vacation Rental Brands, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	10.09%	9/6/2031	1,121,550	1,057,119	1,121,550	0.12%
Vacation Rental Brands, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.58%	9/6/2031	184,364	175,565	184,364	0.02%
Vacation Rental Brands, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	10.24%	9/6/2031	4,089,750	4,031,343	4,044,579	0.44%
Vacation Rental Brands, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	9/6/2031	1,274,103	1,261,537	1,260,030	0.14%

						$12,626,858	$12,452,075	1.36%
Research & Consulting Services
Accordion Partners LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/17/2031	$—	$(8,956)	$(8,956)	0.00%
Accordion Partners LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.58%	11/17/2031	10,956,522	10,886,237	10,886,237	1.19%
Accordion Partners LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/17/2031	—	(9,546)	(9,546)	0.00%
BDO USA, P.C. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 2.00%	9.52%	8/31/2028	4,937,500	4,857,176	4,888,125	0.53%
BNI Global, LLC Dollar Delayed Draw Term Loan (2021)	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	9.96%	5/1/2027	1,896,789	1,877,902	1,879,325	0.20%
BNI Global, LLC Initial Dollar Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	9.96%	5/1/2027	4,785,977	4,737,617	4,743,881	0.52%
BNI Global, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/1/2027	—	—	(2,366)	0.00%
Crete PA Holdco, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/26/2030	—	9,796	9,909	0.00%
Crete PA Holdco, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.52%	11/26/2030	6,511,628	6,479,070	6,479,070	0.71%
Crete PA Holdco, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/26/2030	—	1,465	1,486	0.00%
CSG Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/29/2029	—	(2,589)	(25,421)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Research & Consulting Services (continued)
CSG Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.59%	7/29/2029	$5,498,684	$5,434,029	$5,372,214	0.58%
CSG Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/29/2029	—	(4,232)	(8,474)	0.00%
Ethos Risk Services, LLC Delayed Draw Term C Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.00%	0.75%	5/1/2027	—	(10,381)	(10,319)	0.00%
Ethos Risk Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.11%	5/1/2027	5,280,000	5,216,048	5,196,913	0.57%
First Legal Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.00%	0.75%	7/1/2031	—	(6,501)	—	0.00%
First Legal Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/1/2030	—	(6,280)	(816)	0.00%
First Legal Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	7/1/2030	5,106,019	5,070,325	5,099,045	0.55%
Gerson Lehrman Group, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% / 1.00%	9.73%	12/13/2027	4,974,490	4,897,909	4,974,490	0.54%
Liberty Purchaser, LLC Delayed Draw Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 0.75%	9.67%	11/22/2029	1,174,413	1,174,413	1,174,413	0.13%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.67%	11/22/2029	4,195,115	4,195,115	4,195,115	0.46%
ManTech International Corporation 2024 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.59%	9/14/2029	4,203,728	4,203,555	4,161,691	0.45%
ManTech International Corporation Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	9/14/2029	—	(106,363)	—	0.00%
Sagebrush Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	7/1/2030	—	(10,703)	(5,837)	0.00%
Sagebrush Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.36%	7/1/2030	6,190,086	6,101,700	6,062,128	0.66%
Smartronix, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.10% / 1.00%	10.35%	11/23/2028	4,936,387	4,925,714	4,907,447	0.54%
SourceHOV Tax, LLC Initial Term A Loan	(1)(2)(3)(4)(5)(7)(11)	6M SOFR + 6.01% / 1.00%	10.34%	4/6/2028	4,911,839	4,882,178	4,655,756	0.51%
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%	9/27/2027	—	(6,326)	—	0.00%
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 0.50%	0.50%	9/27/2027	—	(6,980)	—	0.00%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.50%	9.51%	9/27/2027	307,433	305,713	304,431	0.03%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.50%	9.51%	9/27/2027	5,175,369	5,126,671	5,124,840	0.56%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.50%	9.51%	9/27/2027	4,867,936	4,821,072	4,820,409	0.53%

						$85,024,848	$84,865,190	9.26%
Restaurants
Ampler Qsr Holdings LLC 2024 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.42%	7/21/2027	$5,114,300	$5,077,982	$5,043,735	0.55%
Soft Drinks
Refresh Buyer, LLC Delayed Term Loan (Sunny Sky Products)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.25% / 0.75%	9.33%	12/23/2028	$4,912,060	$4,881,632	$4,878,841	0.53%
Specialized Consumer Services
3 Step Sports LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 7.75% / 1.00%	13.02% / 1.50%	10/2/2029	$148,859	$139,078	$128,874	0.01%
3 Step Sports LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.60% / 1.50%	10/2/2029	682,933	669,886	660,396	0.07%
Anderson Group Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	9.35%	12/25/2028	4,924,051	4,898,785	4,924,051	0.54%
Any Hour LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.50%	9.33%	5/23/2030	200,551	185,141	200,551	0.02%
Any Hour LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.50%	9.65%	5/23/2030	498,701	484,554	482,778	0.05%
Any Hour LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.50%	9.33%	5/23/2030	7,081,299	6,980,337	6,972,768	0.76%
Arcticom Group Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.07% / 4.00%	12/22/2027	46,611	46,226	46,611	0.01%
Arcticom Group Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.00%	1.00% / 4.00%	12/22/2027	—	—	—	0.00%
Arcticom Group Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.50% / 1.00%	8.07% / 4.00%	12/22/2027	198,896	198,013	198,896	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Specialized Consumer Services (continued)
Arcticom Group Third Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.07% / 1.00%	12.07%	12/22/2027	$49,858	$49,013	$48,973	0.01%
KL Stockton Intermediate II, LLC PIK Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 13.00% / 0.50%	0.00% / 13.00%	5/23/2031	1,903,892	1,869,768	1,864,605	0.20%
Modigent, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.50% / 0.75%	10.83%	8/23/2028	126,764	126,764	126,764	0.01%
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	2/2/2027	—	(75,470)	(75,469)	-0.01%
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	2/2/2027	8,231,152	8,106,576	8,107,685	0.89%
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	10.20%	12/1/2027	671,229	660,935	654,335	0.07%
W. A. Kendall And Company, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.68% / 1.00%	10.06%	4/22/2030	2,985,000	2,949,254	2,966,763	0.33%
W.A. Kendall and Company, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.80% / 1.00%	10.09%	4/22/2030	4,908,747	4,873,971	4,859,659	0.53%

						$32,162,831	$32,168,240	3.51%
Specialty Chemicals
Charkit Chemical Company, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.03% / 1.00%	9.36%	12/29/2026	$4,267,616	$4,248,323	$4,264,472	0.47%
Rocket BidCo, Inc. Term Loan (Recochem)	(1)(3)(5)(7)(12)(19)	3M SOFR + 5.75% / 1.00%	10.32%	11/1/2030	11,250,000	11,037,199	11,037,304	1.20%

						$15,285,522	$15,301,776	1.67%
Specialty Stores
Saldon Holdings, Inc. Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.46%	3/13/2026	$598,454	$598,454	$598,454	0.07%
Saldon Holdings, Inc. Initial DDTL Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/13/2026	—	—	—	0.00%

						$598,454	$598,454	0.07%
Systems Software
ACP Falcon Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	8/1/2029	$—	$(6,769)	$—	0.00%
ACP Falcon Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.09%	8/1/2029	2,146,653	2,095,876	2,109,469	0.23%
Computer Services, Inc. 2024-1 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.75%	11/15/2029	515,804	507,787	515,804	0.06%
Computer Services, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	11/15/2029	—	—	—	0.00%
ES Ventures LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.59%	12/13/2028	1,323,931	1,309,311	1,307,735	0.14%
ES Ventures LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.59%	12/13/2028	933,089	923,029	921,674	0.10%

						$4,829,234	$4,854,682	0.53%
Technology Distributors
Thames Technology Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.34%	8/31/2029	$786,672	$777,830	$778,139	0.09%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.34%	8/31/2029	4,987,500	4,919,865	4,885,138	0.53%
Thames Technology Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.34%	8/31/2029	3,379,929	3,285,058	3,243,760	0.35%
Thames Technology Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2029	—	—	(11,898)	0.00%

						$8,982,753	$8,895,139	0.97%
Trading Companies & Distributors
AFC-Dell Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.09%	4/9/2027	$2,146,742	$2,121,205	$2,084,778	0.23%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2030	494,583	489,779	489,637	0.05%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2030	1,106,682	1,076,500	1,095,616	0.12%
Apex Service Partners, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2030	2,077,997	2,057,713	2,057,217	0.22%
Apex Service Partners, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2030	4,649,731	4,539,870	4,603,233	0.50%
Apex Service Partners, LLC Incremental Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2030	1,058,434	1,036,013	1,058,434	0.12%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Trading Companies & Distributors (continued)
Apex Service Partners, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2029	$111,404	$109,827	$109,766	0.01%
Apex Service Partners, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2029	205,527	201,703	202,505	0.02%
Hultec Buyer, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.19%	3/31/2029	4,840,342	4,752,267	4,722,607	0.52%
P.T. International LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.60% / 1.00%	9.15%	6/30/2027	4,936,869	4,912,711	4,927,304	0.54%
Red Fox CD Acquisition Corparation Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.60%	3/4/2030	6,947,500	6,823,933	6,860,970	0.75%
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	12/28/2029	—	—	(1,599)	0.00%
SureWerx Purchaser III, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.58%	12/28/2029	2,056,094	2,040,925	2,056,094	0.22%
Trench Plate Rental Co. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.93%	12/3/2026	5,379,310	5,379,310	5,379,310	0.59%
Trench Plate Rental Co. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.94%	12/3/2026	433,103	433,103	433,103	0.05%

						$35,974,859	$36,078,975	3.94%
Trucking
EVDR Purchaser, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/14/2031	$—	$—	$—	0.00%
EVDR Purchaser, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 4.50% / 0.75%	12.00%	2/14/2031	137,255	137,255	137,255	0.02%
EVDR Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.86%	2/14/2031	4,767,892	4,680,714	4,711,769	0.51%

						$4,817,969	$4,849,024	0.53%

Total First Lien Senior Secured						$1,532,316,837	$1,532,466,267	167.23%

Second Lien Senior Secured
Insurance Brokers
SageSure Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.26% / 0.00%	11.65%	1/28/2030	$4,472,308	$4,427,963	$4,472,308	0.49%
SageSure Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.00%	1.00%	1/28/2030	—	(5,105)	(5,206)	0.00%

Total Second Lien Senior Secured						$4,422,858	$4,467,102	0.49%

Collateralized Loan Obligations
Asset Management & Custody Banks
CIFC Funding 2024-V	(1)(2)(3)(5)(7)(8)	N/A	N/A	1/22/2038	$—	$4,994,226	$4,994,226	0.54%

Total Non-Controlled, Non-Affiliated Debt Investments						$4,994,226	$4,994,226	0.54%

Non-Controlled, Non-Affiliated Private Credit Funds
Limited Partnership Interests
Asset Management & Custody Banks
Castlelake Consumer Receivables Opportunity III, L.P. Fund	(1)(2)(6)(13)(14)(15)	N/A	N/A	N/A	—	$5,461,966	$5,646,530	0.61%
Castlelake Consumer Receivables Opportunity IV, L.P.	(1)(2)(6)(13)(14)(16)	N/A	N/A	N/A	—	4,008,998	4,009,032	0.44%
Fidelity Evergreen Private Credit Fund LP	(1)(2)(6)(13)(14)(17)	N/A	N/A	N/A	—	16,551,039	18,958,915	2.07%

						$26,022,003	$28,614,477	3.12%

Total Non-Controlled, Non-Affiliated Private Credit Funds						$26,022,003	$28,614,477	3.12%

Total Investments						$1,567,755,924	$1,570,542,072	171.38%

Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio -
Institutional Class, 4.29% (23,291,535 shares)	(1)(2)(3)(4)(5)(7)(18)	N/A	N/A	N/A	N/A	$23,291,535	$23,291,535	2.54%
Other cash accounts						7,952,593	7,952,593	0.87%

Total Cash and Cash Equivalents and Restricted Cash and Restricted
Cash Equivalents						$31,244,128	$31,244,128	3.41%

Liabilities Less Other Assets							$(685,400,906)	(74.79%)

Net Assets							$916,385,294	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

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

(7)
The investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“PRIME”)). which reset monthly or quarterly. For each such investment, the Company has provided the reference rate used and provided the spread and the current contractual interest rate in effect at December 31, 2024. The interest rate disclosed is based on the reference rate as of the last reset date which may differ from the reference rate as of December 31, 2024. As of December 31, 2024, effective rates for 1 Month (“M”) S, 3M S, 6M S and PRIME are 4.528%, 4.692%, 5.028% and 7.500%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2024. Certain investments are subject to a floor and have been provided.

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
(14)
Private credit funds are generally issued in private placement transactions and as such are generally restricted to resale. There are no circumstances that could cause a lapse in the restriction to resale. Each investment may have been purchased on various dates and for different amounts. Total fair value of restricted private credit funds as of December 31, 2024 was $28,614,477 or 3.12% of net assets.

(15)	Investment was acquired on June 26, 2024.
(16)	Investment was acquired on November 15, 2024.
(17)	Investment was acquired on May 22, 2024.
(18)	The rate reported is the 7-day effective yield at the period end.
(19)	Investment is domiciled in Canada and not treated as a qualifying asset under Section 55(a) of the 1940 Act.

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

15
4

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2023

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Diversified Chemicals (continued)
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

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2023

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services
CPS Group Holdings, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	10.76%	6/1/2028	$5,000,000	$5,000,000	$5,000,000	1.50%
CVAUSA Management, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.88%	5/522/202 9	1,979,970	1,966,810	1,968,705	0.59%
CVAUSA Management, LLC Primary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	5/22/2029	—	(11,998)	—	0.00%
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	5/22/2029	—	(7,307)	—	0.00%
Elevate HD Parent, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 6.10% / 0.00%	11.46%	8/17/2029	4,987,500	4,889,147	4,888,138	1.47%
GI MSO, Inc. Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.35% / 1.00%	11.82%	6/5/2025	4,974,811	4,943,863	4,940,852	1.48%
Home Care Assistance, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.48%	3/30/2027	3,017,282	2,996,322	3,001,319	0.90%
Houseworks Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	12.04%	12/16/2028	2,493,750	2,369,456	2,359,135	0.71%
Houseworks Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	12/16/2028	—	—	—	0.00%
Medrina, LLC Initial Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	10/20/2029	—	(9,032)	(9,263)	0.00%
Medrina, LLC Initial Term Loan Facility	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.74%	10/20/2029	3,723,404	3,631,362	3,630,563	1.09%
Medrina, LLC Revolving Facility	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 1.00%	0.00%	10/20/2029	—	(12,879)	(6,617)	0.00%
OIA Acquisition, LLC Effective Date Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.35% / 1.00%	10.82%	10/19/2027	4,962,025	4,928,403	4,948,924	1.48%
RCP TCT, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.86% / 1.00%	10.22%	12/31/2027	4,934,271	4,900,054	4,891,499	1.47%
Salt Dental Collective, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 7.60% / 1.00%	12.96%	2/15/2028	2,493,750	2,444,681	2,444,088	0.73%
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.48%	3/30/2027	1,853,932	1,842,288	1,844,621	0.55%
TheKey, LLC Tranche B-1 Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	10.48%	3/30/2027	90,969	90,397	90,512	0.03%
US Fertility Enterprises, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.25% / 1.00%	11.72%	12/21/2027	4,962,025	4,929,074	4,915,705	1.47%

						$44,890,641	$44,908,181	13.47%
Health Care Technology
Bobcat Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 0.75%	11.60%	6/17/2030	$475,000	$466,026	$475,000	0.14%
Bobcat Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 0.75%	11.60%	6/17/2030	1,520,000	1,491,227	1,502,870	0.45%
Medical Technology Solutions, LLC Delayed Draw C Term Loan	(1)(2)(3)(4)(5)(6)(7)(14)	3M SOFR + 6.40% / 1.00%	11.76%	4/27/2026	1,328,845	1,295,702	1,328,845	0.40%
Medical Technology Solutions, LLC Delayed Draw D Term Loan	(1)(2)(3)(4)(5)(7)(8)(14)	3M SOFR + 0.00% / 1.00%	0.00%	4/27/2026	—	(3,936)	(3,955)	0.00%
Medical Technology Solutions, LLC Sixth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(14)	3M SOFR + 6.40% / 1.00%	11.78%	4/27/2026	1,455,401	1,422,285	1,419,016	0.43%

						$4,671,304	$4,721,776	1.42%
Heavy Electrical Equipment
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	10/11/2028	$—	$(4,418)	$(4,418)	0.00%
Faraday Buyer, LLC First Amendment Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.00%	11.33%	10/11/2028	586,597	579,792	579,792	0.17%
						$575,374	$575,374	0.17%
Highways & Railtracks
Gulf Winds International Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.10% / 1.00%	12.46%	12/16/2028	$4,974,874	$4,974,874	$4,972,708	1.49%
R1 Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	11.43%	12/29/2028	4,974,874	4,928,554	4,921,292	1.48%

						$9,903,428	$9,894,000	2.97%
Pyramid Management Advisors, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.25%	12.41%	1/19/2027	$4,974,937	$4,927,593	$4,927,080	1.48%
Household Appliances
WF Enterprises, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.35% / 1.00%	9.70%	11/9/2027	$4,578,187	$4,548,322	$4,555,083	1.37%
Housewares & Specialties
Axis Portable Air, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	11.25%	3/22/2028	$881,575	$872,825	$872,767	0.26%
Axis Portable Air, LLC Delayed Draw Term Loan Fifth Amendment	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.85% / 1.00%	11.20%	3/28/2028	1,377,461	1,341,456	1,284,671	0.38%

						$2,214,281	$2,157,438	0.64%

The accompanying notes are an integral part of these consolidated financial statements.

15
6

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
IT Consulting & Services (continued)
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

The accompanying notes are an integral part of these consolidated financial statements.

15
8

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

15
9

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

1
60

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

1
61

StepStone Private Credit Fund LLC
Notes to Consolidated Financial Statements
December 31, 2024
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

1
62

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Basis of Consolidation
As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than a wholly-owned or substantially wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company has consolidated the results of the Company’s direct and indirect wholly-owned subsidiaries, SPV Facility I LLC (“SPV Facility I”), StepStone Great Lakes SPV Facility II LLC (“SPV Facility II”), Stepstone SPV Facility III LLC (“SPV Facility III”), StepStone SPV Facility IV Intermediate Holdco LLC (“SPV Facility IV Intermediate Holdco”) and Stepstone SPV Facility IV LLC (“SPV Facility IV”) all of which are bankruptcy remote special purpose vehicles (“SPVs”) organized as Delaware limited liability companies. SPV Facility I, SPV Facility II, SPV Facility III, SPV Facility IV Intermediate Holdco and SPV Facility IV were established to be utilized in connection with existing or future secured revolving credit facilities or other secured financing arrangements whereby creditors have a claim on the relevant SPV’s assets prior to those assets becoming available to the Company. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation.
Fair Value of Investments
The Company applies fair value to its investments in securities of unaffiliated issuers in accordance with ASC Topic 820 -
Fair Value Measurement
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

1
63

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
The fair values of investments based upon pricing data vendors or observable market price quotations are generally categorized as Level 2 but may be categorized as Level 3 when significant unobservable inputs are also used in measuring fair value. Investments priced primarily using internal models with significant unobservable inputs are categorized as Level 3.
Direct Loans
The Company’s direct loans primarily include secured debt (including first lien senior secured and second lien senior secured), but may also include unsecured debt (including senior unsecured and subordinated debt) and mezzanine loans, as well as broadly syndicated loans and club deals (generally investments made by a small group of investment firms). First lien senior secured debt has first claim to any underlying collateral of a loan, second lien senior secured debt is secured but subordinated in payment and/or lower in lien priority to first lien holders, and unitranche loans are secured loans that combine both senior and subordinated debt into one tranche of debt, generally in a first lien position. In connection with a direct loan, the Company may receive non-cash income features, including payment-in-kind (“PIK”) interest and OID.
Collateralized Loan Obligations (“CLOs”)
The Company may invest in CLOs. CLOs are created by the grouping of certain private loans and other lender assets/collateral into pools. A sponsoring organization establishes a special purpose vehicle to hold the assets/collateral and issue securities. Interests in these pools are sold as individual securities. Payments of principal and interest are passed through to investors and are typically supported by some form of credit enhancement, such as a letter of credit, surety bond, limited guaranty or senior/subordination. Payments from the asset pools may be divided into several different tranches of debt securities, offering investors various maturity and credit risk characteristics. Some tranches are entitled to receive regular installments of principal and interest, other tranches are entitled to receive regular installments of interest, with principal payable at maturity or upon specified call dates, and other tranches only are entitled to receive payments of principal and accrued interest at maturity or upon specified call dates. Different tranches of securities will bear different interest rates, which may be fixed or floating.
CLOs are typically privately offered and sold, and thus, are not registered under the securities laws, which means less information about the security may be available as compared to publicly offered securities and only certain institutions may buy and sell them. As a result, investments in CLOs may be characterized by the Company as illiquid securities. An active dealer market may exist for CLOs that can be resold in Rule 144A transactions, but there can be no assurance that such a market will exist or will be active enough for the Company to sell such securities.
Collateralized Loan Obligation Warehouses
A CLO Warehouse is an entity organized for the purpose of holding syndicated bank loans, also known as leveraged loans, prior to the issuance of securities from that same vehicle. During the warehouse period, a CLO Warehouse will secure investments and build a portfolio of primarily leveraged loans and other debt obligations. The warehouse period terminates when the collateralized loan obligation vehicle issues various tranches of securities to the market. At this time, financing through the issuance of debt and equity securities is used to repay the bank financing.

16
4

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
Cost represents capital contributions made by the Company, less return of capital proceeds received from such private credit funds. As of December 31, 2024 and December 31, 2023, the Company had remaining unfunded commitments of $14,052,188 and $0, respectively, to private credit funds.
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

16
5

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
Valuation Procedures
For securities or investments that are quoted, traded or exchanged in an accessible, active market, the value of the asset is determined by multiplying the number of securities held by the quoted market price as of the measurement (or reporting) date. There is no liquidity or restriction discount regardless of ownership structure or the ability to control the sale of the asset. These securities are categorized as Level 1 of the fair value hierarchy.
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

16
6

Each private credit investment is assigned an internal credit rating. The ratings are based on available fundamental information and used in conjunction with market inputs to create an estimate of fair value. The ratings are updated when updated fundamental information is available. For private credit investments with higher ratings, no additional steps are taken, but assets with lower internal credit ratings are considered for additional or alternative procedures for obtaining a fair value, which will include, but are not limited to, a review of additional market inputs and performance and other relevant information on comparable assets.
Defaulted private debt/credit positions are valued using several methods including the following: discounting the expected cash flows of the investment; valuing the net assets of the company; reviewing comparable precedent transactions involving similar companies; and using a performance multiple or market-based approach.
For defaulted private debt/credit positions, discounted cash flow valuation uses an internal analysis based on the Advisor’s expectation of future income and expenses, capital structure, exit multiples of a security, and other unobservable inputs which may include contractual and loan factors, estimated future payments and credit rating.
Generally, an increase in market yields or discount rates or a decrease in EBITDA may result in a decrease in the fair value of certain of the Company’s investments.
Due to the inherent uncertainty of valuations, however, estimated fair values may differ from the values that would have been used had a readily available market for the securities existed and the differences could be material.
CLOs are not traded on a national securities exchange and instead are valued utilizing a market approach. The market approach is a method of determining the valuation of a security based on the selling price of similar securities. The types of factors that may be taken into account in pricing CLOs include: the yield of similar CLOs where pricing is available in the market; the riskiness of the underlying pool of loans; the features of the CLO, including the weighted average life, liability pricing, management fees, covenant cushions, the weighted average spread of underlying loans and net asset value.
Secured Borrowings
Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying consolidated statements of assets and liabilities as secured borrowings. Premiums payable are separately reported as accrued interest.
Securities Transactions and Revenue Recognition
Loans transactions are recorded as of the trade date for financial reporting purposes. Realized gains and losses from loans sold are recorded on the identified cost basis. Dividend income, if any, is recorded on the ex-dividend date.
Purchases of investments in private credit funds are recorded as of the first day of legal ownership of an investment and redemptions from investments are recorded as of the last day of legal ownership. Realized gains and losses from securities sold are recorded on the identified cost basis. Dividend income, if any, is recorded on the ex-dividend date.
Interest income is recognized on an accrual basis. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or are expected to pay in full. For those issuers who are in default or are expected to default, interest is not accrued and is only recognized when received or applied to

16
7

principal depending upon management’s judgment. Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income using the effective interest method.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off by reversing interest income in the period when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. None of the Company’s investments in the consolidated financial statements as of December 31, 2024 and December 31, 2023 have defaulted or are on non-accrual status.
The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, administration and amendment fees, some of which are paid to the Company on an ongoing basis. These fees, if any, are recognized as earned as a component of “fee income” on the consolidated statements of operations. No such fee income was recorded for year ended December 31, 2024 or for the period from April 3, 2023 (commencement of operations) to December 31, 2023.
Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, unamortized syndication fees, unamortized commitment fees and unamortized discounts are recorded as interest income. The Company had prepayments that resulted in $1,893,499 and $0, in the foregoing fees for the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, respectively.
The Company may have investments that contain PIK provisions. PIK income, computed at the contractual rate specified in the Company’s respective investment agreement, is added to the principal balance of the investment and collected upon repayment of the outstanding principal, and recorded as interest income on the consolidated statements of operations. The Company prospectively ceases recognition of PIK income and the associated principal balance if such amounts and balances are deemed to be doubtful of collection. For investments with PIK income, the Company calculates interest income accruals based on the principal balance including any PIK.
When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, if still considered taxable income, even though the Company has not yet collected cash.
For the Company’s secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the consolidated statements of operations.
Interest income from investments in the “equity” class of collateralized loan obligation (“CLO”) funds will be recorded based upon an estimate of an effective yield to expected maturity utilizing assumed cash flows in accordance with FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Effective yields for the CLO equity positions are updated generally once a quarter or on a transaction such as an add-on purchase, refinancing or reset. The estimated yield and investment cost may ultimately not be realized.
Distributions received from private credit funds occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received in cash or in-kind, including return of capital, realized gains, interest income and dividend income, is based on information received from the Investment Manager of the private credit fund. Distributions received from Investment Funds occur at irregular

16
8

intervals and the exact timing of the distributions is not known. The classification and timing of distributions received in cash or in-kind, including return of capital, realized gains
, interest income and dividend income, is based on information received from the Investment Manager of the Investment Fund.
Debt Issuance Costs
Debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s borrowings. The aforementioned costs are amortized over each instrument’s term. Unamortized debt issuance costs related to any notes are presented net against the outstanding lines of credit balance on the consolidated statements of assets and liabilities.
Organizational Costs
Organizational costs are expensed as incurred and are subject to the Amended Expense Limitation Agreement, discussed below. The Company had no obligation to reimburse or pay the Advisor for any payments of organizational costs made by the Advisor until the Company had received at least $100 million in gross proceeds from the issuance and sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time, such organizational cost payments shall be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the expense cap as outlined in the Amended Expense Limitation Agreement. During 2023, the Company received over $100 million in gross proceeds from the issuance and sale of Shares. Any Expense Payments (as defined below) will be subject to recoupment by the Advisor in accordance with the below-described limitations and provisions to the extent that such recoupment would not cause the Company to exceed the Expense Cap (as defined below).
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

16
9

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company did not incur any excise tax.
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
(“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold that would result in a tax benefit or expense to the Company would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions for the tax years ended December 31, 2024 and December 31, 2023. During the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company did not incur any interest or penalties.
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

1
70

New Accounting Pronouncement
In this reporting period, the Company adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Company’s financial position or the results of its operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Investment Committee of the Company’s Advisor acts as the Company’s CODM. The Company represents a single operating segment, as the CODM monitors the operating results of the Company as a whole. The Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its private offering memorandum, based on a defined investment strategy which is executed by the Company’s Advisor. The financial information in the form of the Company’s portfolio composition, total returns, expense ratios and changes in net assets resulting from operations, subscriptions and redemptions, are used by the CODM to assess the Company’s performance versus comparative benchmarks and to make resource allocation decisions for the Company’s single segment, is consistent with that presented within the Company’s consolidated financial statements. Segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying consolidated statements of operations.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The primary purpose of the amendments within ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation table and income taxes paid information. The amendments in ASU 2023-09 require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this ASU 2023-09 require that all entities disclose on an annual basis taxes paid disaggregated by federal, state, foreign, and individual jurisdiction (when income taxes paid is equal to or greater than five percent of total income taxes paid). The amendments in ASU 2023-09 are effective for public business entities beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application is permitted. The Company does not expect this guidance to materially impact its consolidated financial statements.
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
The Initial Portfolio was comprised of U.S. dollar-denominated investments that the Company believed reflected attractive spreads and fundamentals as compared to the broader direct lending market and provided the Company with a sound foundation for the start of its business. The investments and unfunded obligations in the Initial Portfolio were consistent with the Company’s investment objectives and the investment requirements set forth under the 1940 Act.

1
71

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
Under the Advisory Agreement, the Company pays the Advisor fees for investment management services consisting of a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”). The Advisor agreed to permanently waive the Base Management Fee and the Income-Based Incentive Fee (as defined below) through September 30, 2023.
Any of the fees payable to the Advisor under the Advisory Agreement for any partial month or calendar quarter are appropriately prorated. The Advisor may agree to temporarily defer or permanently waive, in whole or in part, the Base Management Fee and/or the Incentive Fee. Any portion of a deferred fee payable to the Advisor and not paid over to the Advisor with respect to any month, calendar quarter or year shall be deferred without interest and may be paid over in any such other month prior to the termination of Advisory Agreement, as the Advisor may determine upon written notice to the Company.
The Base Management Fee is payable monthly in arrears at an annual rate of 1.00% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, commencing with the first calendar day of the first full calendar month following the date of the Company’s election to be treated as a BDC under the 1940 Act. For purposes of the Advisory Agreement, the value of the Company’s “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. All or any part of the Base Management Fee not taken as to any month is deferred without interest and may be taken in such other month as the Advisor determines.
For the year ended December 31, 2024, the Company incurred a Base Management Fee of $6,091,441. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company incurred gross management fees of $1,425,366, of which $649,351 was waived.
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

1
72

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

For the year ended December 31, 2024, the Company incurred Income Incentive Fee of $5,107,293. The Advisor voluntarily agreed to permanently waive the Income Incentive Fee through September 30, 2023. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, $1,190,358 of Income Incentive Fee was incurred, of which $599,956 was waived.
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
Each year, the fee paid for the Capital Gains-Based Incentive Fee is net of the aggregate amount of any previously paid Capital Gains-Based Incentive Fee for all prior periods. The Company accrues, but does not pay, a Capital Gains-Based Incentive Fee with respect to unrealized appreciation because a Capital Gains-Based Incentive Fee would be owed to the Advisor if the Company were to sell the relevant investment and realize a capital gain.

1
73

For the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company accrued a Capital Gains-Based Incentive Fee of $143,950 and $0, respectively, under the U.S. GAAP calculation.
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
For the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company incurred an Administration Fee of $1,825,252 and $431,618, respectively.
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

17
4

Voluntary Expense Support
. At such times as the Advisor determines, the Advisor may also elect to pay or reimburse certain additional fees and expenses of the Company on the Company’s behalf, including all or any portion of a Specified Expense (each such payment or reimbursement, a “Voluntary Expense Payment” and, together with a Required Expense Payment, the “Expense Payments”); provided that no portion of a Voluntary Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. In making a Voluntary Expense Payment, the Advisor designates, as it deems necessary or advisable, what type of expense it is paying.
Company Obligation
. The Company had no obligation to reimburse or pay the Advisor for any Expense Payment until the Company received at least $100 million in gross proceeds from the sale of Shares in the agreement (the “Offering Proceeds Threshold”), following which time, such Expense Payments were subject to recoupment by the Advisor in accordance with Excess Expenses below to the extent that such recoupment would not cause the Company to exceed the Expense Cap. Calculation of the Offering Proceeds Threshold excludes gross proceeds from Shares in the agreement purchased by the Advisor and by the Company’s directors and officers.
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
The Amended Expense Limitation Agreement may be renewed by the mutual agreement of the Advisor and the Company for successive terms of one year. Unless so renewed, it will terminate automatically at the end of the Limitation Period. The Amended Expense Limitation Agreement will also terminate automatically upon the termination of the Advisory Agreement, unless a new investment advisory agreement with the Advisor (or with an affiliate under common control with the Advisor) becomes effective upon such termination. The Limitation Period under the Amended Expense Limitation Agreement was most recently extended on March 25, 2025 for an additional one-year term, ending on April 3, 2026.
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

17
5

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
For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Advisor incurred Other Operating Expenses of $1,075,628, and organizational costs of $1,296,462, on behalf of the Company, all subject to recoupment pursuant to the terms of the Amended Expense Limitation Agreement. For the year ended December 31, 2024, the Company made recoupment payments to the Advisor of $1,618,078 (net of $24,357 of expenses the Advisor incurred on behalf of the Company). See Note 8 for further information, including the balance of amounts subject to recoupment payments to be made by the Company to the Advisor as of December 31, 2024 and 2023.
Other Related Party Transactions
During the years ended December 31, 2024 and 2023, StepStone Private Credit Fund SP, a segregated portfolio (the “Segregated Portfolio”) of StepStone Private Credit Platform (Cayman) SPC, a Cayman Islands exempted company with limited liability and registered with the Cayman Islands Monetary Authority as a segregated portfolio company, who shares the same investment advisor as the Company, purchased 21,270,940 and 12,537,532 Shares, respectively, from the Company in exchange for aggregate proceeds totaling $555,138,640 and $323,016,500, respectively. For the years ended December 31, 2024 and 2023, the Segregated Portfolio received 1,147,812 and 0 of Shares, respectively, in connection with reinvestments under the Company’s DRIP, which Shares represented distributions in amounts equal to $29,674,437 and $0, respectively. As of December 31, 2024 and December 31, 2023, $913,450,373 and $329,059,895, respectively, or 99.7% and 98.7%, respectively, of the outstanding Shares are held through the Segregated Portfolio.
4. Borrowings
MassMutual SPV I Facility
On April 3, 2023, in connection with the acquisition of the Initial Portfolio, the Company, through SPV Facility I as borrower, entered into a Loan and Security Agreement (as amended from time to time, the “
MassMutual SPV I Facility
”) with Massachusetts Mutual Life Insurance Company (“
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

17
6

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
As of December 31, 2024 and December 31, 2023, the Company had an outstanding principal balance under the MassMutual SPV I Facility of $204,500,000 and $154,500,000, respectively. For the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.32% and 8.48%, respectively. For the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility was $155,765,027 and $78,326,007, respectively.
BMO SPV II Credit Facility
On May 1, 2023, the Company, through SPV Facility II as borrower, entered into a Loan and Security Agreement (the “BMO Loan and Security Agreement”) with Bank of Montreal, a (“BMO”), as the administrative agent, as collateral agent, and as a lender, and the other lenders party thereto from time to time, to provide SPV Facility II with a revolving credit facility (the “BMO SPV II Credit Facility”). BMO had made an initial commitment of $81,250,000 under the BMO SPV II Credit Facility, with an accordion provision to permit increases to the total facility amount up to $100,000,000, subject to satisfaction of certain conditions. On July 3, 2023, SPV Facility II and BMO entered into an amendment (the “BMO First Amendment”) to the BMO Loan and Security Agreement. The BMO First Amendment provides for, among other things, (1) a funded amount from the lenders of $100,750,000 as of the amendment effective date and (2) an increase in the maximum total commitments of the lenders under the accordion provision in the BMO Loan and Security Agreement to $125,000,000. On March 21, 2024, SPV Facility II and BMO entered into an amendment (the “BMO Second Amendment”) to the BMO Loan and Security Agreement. The BMO Second Amendment provides, among other things, a funded amount from the lenders of $109,500,000 as of the amendment effective date. Borrowings under the BMO SPV II Credit Facility generally bear interest at a rate per annum equal to 3-Month Term SOFR plus a margin of 2.50% (subject to credit spread adjustments based on the weighted average spread of certain loan assets). The BMO SPV II Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility II and a pledge over 100% of the Company’s equity interest in SPV Facility II.
The BMO SPV II Credit Facility matures on May 1, 2030, unless sooner terminated in accordance with its terms.
As of December 31, 2024 and December 31, 2023, the Company had an outstanding principal balance under the BMO SPV II Credit Facility of $97,670,535 and $93,870,535, respectively, in connection with investments purchased through participation agreements from BMO. For the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.67% and 7.76%,

17
7

respectively. For the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $99,394,578 and $89,189,573, respectively.
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
On October 31, 2024, the Company and Wells Fargo amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo Amendment”). The Wells Fargo Amendment, among other things, increased the aggregate commitments by the lenders to $400,000,000 and decreased the applicable margin on borrowings from 2.65% to 2.25%. Borrowings under the Wells Fargo SPV III Credit Facility will generally bear interest at a rate per annum equal to Daily Simple SOFR plus a margin of 2.25%, with a 0.0% floor on Daily Simple SOFR. Amounts available for borrowing under the Wells Fargo SPV III Credit Facility are subject to a borrowing base that applies different advance rates to different types of assets held by SPV Facility III and are subject to limitations with respect to the loans securing the Wells Fargo SPV III Credit Facility, which may affect the borrowing base and therefore amounts available to borrow under the Wells Fargo SPV III Credit Facility. The Wells Fargo SPV III Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility III and a pledge over 100% of the Company’s equity interest in SPV Facility III.
In connection with the Wells Fargo SPV III Credit Facility, SPV Facility III is required to pay a non-use fee equal to, during the first six months of the availability period, 0.50% multiplied by the unutilized portion of the total commitments available under the Wells Fargo SPV III Credit Facility. After the first six months of the availability period, SPV Facility III is subject to a non-usage fee of 0.50% on any undrawn amount that is less than or equal to 35% of the total commitments, as well as a non-usage fee of 2% of the difference between 65% of the total commitments available and the effective drawn amount in the event that SPV Facility III draws on less than 65% of total commitments available under the Wells Fargo SPV III Credit Facility.
The reinvestment period end date (after which no borrowings may be drawn under the Wells Fargo SPV III Credit Facility) and the maturity date under the Wells Fargo SPV III Credit Facility are scheduled for December 1, 2026 and December 1, 2028, respectively, unless the Wells Fargo Loan and Security Agreement is sooner terminated in accordance with its terms.
As of December 31, 2024, the Company had an outstanding principal balance under the Wells Fargo SPV III Credit Facility of $360,000,000. As of December 31, 2023, the Company had no outstanding principal balance under the Wells Fargo SPV III Credit Facility. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company had no borrowing activity under the Wells Fargo SPV III Credit Facility. For the year ended December 31, 2024, the Company’s borrowings under the Wells Fargo SPV III Credit Facility bore interest at a weighted average interest rate of 7.59%. For the year ended December 31, 2024, the daily average amount of outstanding borrowings under the Wells Fargo SPV III Credit Facility was $160,869,978.
Atalaya Capital Management LP
Effective April 19, 2024, the Company, through its subsidiary SPV Facility IV, may from time-to-time purchase or originate loans and sell a participation in all or a portion of such loans to Macquarie Bank Limited and its affiliates (“Macquarie”), and concurrently with entering into such participation arrangement, agree to repurchase, or otherwise pay for the termination of, within 90 days, such participation arrangement. SPV Facility IV may

17
8

have obligations to repurchase assets arising from such transactions that collectively have an aggregate principal amount at any one time outstanding of up to $100,000,000. In connection therewith, for repurchase transactions entered into by the Company, certain affiliates of Atalaya Capital Management LP will guarantee such repurchase transactions in an aggregate principal amount at any time outstanding not to exceed $100,000,000 subject to certain terms and conditions. The agreement to guarantee such repurchases has a term of one year that can be extended on the consent of both parties. SPV Facility IV will pay the guarantors any accrued interest, whether in the form of cash or payment in kind in accordance with the underlying payment terms for each loan during the guaranty period, less any interest, fees, expenses, indemnification payments and other similar compensation or reimbursements paid, or accrued and unpaid, to Macquarie as required under the participation documents for such loan. The amounts paid to Macquarie are determined at the time of the transaction and there is no obligation of Macquarie or the Company to utilize this arrangement in any way. During the year ended December 31, 2024, the Company had one outstanding borrowing of $6,435,000 for 46 days with Macquarie. As of December 31, 2024, the Company had no outstanding borrowings with Macquarie
.
The following table provides a summary of the interest expense incurred by the Company for the noted periods:

		For the Period from
		April 3, 2023
		(commencement
	Year Ended	of operations) to
	December 31, 2024	December 31, 2023
Coupon interest	$34,441,175	$10,298,525
Amortization of debt issuance costs	1,630,631	358,220

Total	$36,071,806	$10,656,745

For the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility (the “Lines of Credit”) amounted to 7.88% and 8.33%, respectively. The Company’s aggregate daily average amount of borrowings under the Lines of Credit for the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, amounted to $415,177,365 and $158,367,932, respectively.
The Lines of Credit each include customary affirmative and negative covenants, including financial covenants requiring the Company to maintain a minimum shareholders’ equity and asset coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.
2024-I CLO
On December 18, 2024, the Company priced a $300.36 million term debt securitization (the “2024-I CLO”). A term debt securitization is also known as a collateralized loan obligation and is a form of secured financing to be incurred by StepStone CLO 2024-I LLC (the “2024-I Issuer”), a direct, wholly-owned, consolidated subsidiary of the Company, which is subject to the Company’s overall asset coverage requirement under the 1940 Act.
In connection with pricing of the 2024-I CLO, on December 18, 2024, the Company and the 2024-I Issuer entered into a Purchase Agreement (the “Purchase Agreement”) with Wells Fargo Securities, LLC, as the initial purchaser (the “Initial Purchaser”), pursuant to which the 2024-I Issuer agreed to sell certain of the notes to be issued pursuant to an indenture to the Initial Purchaser as part of the 2024-I CLO.
The closing of the 2024-I CLO occurred on January 15, 2025. See Note 11 for more information.

17
9

5. Investments
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities (and is not otherwise “controlled”). Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled and non-affiliated investments is contained in the consolidated financial statements, including the consolidated schedules of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non-controlled, affiliated; or controlled investments.
Investments at fair value and cost consisted of the following as of December 31, 2024:

	Cost	% of Total Investments	Fair Value	% of Total Investments	% of Net Assets
First Lien Senior Secured	$1,532,316,837	97.74%	1,532,466,267	97.58%	167.23%
Second Lien Senior Secured	4,422,858	0.28%	4,467,102	0.28%	0.49%
CLO	4,994,226	0.32%	4,994,226	0.32%	0.54%
Private Credit Funds	26,022,003	1.66%	28,614,477	1.82%	3.12%

Total investments	$1,567,755,924	100.00%	$1,570,542,072	100.00%	171.38%

Investments at fair value and cost consisted of the following as of December 31, 2023:

	Cost	% of Total Investments	Fair Value	% of Total Investments	% of Net Assets
First Lien Senior Secured	$532,363,603	94.03%	$531,616,973	94.03%	159.46%
Second Lien Senior Secured	4,469,481	0.79%	4,493,852	0.79%	1.35%
CLO Warehouse	29,250,000	5.17%	29,250,000	5.17%	8.77%

Total investments	$566,083,084	99.99%	$565,360,825	100.00%	169.58%

1
80

The industry composition of investments as a percentage of total investments based on cost and fair value and as a percentage of net assets based on fair value as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024			December 31, 2023
	% of Total Investments Based on Cost	% of Total Investments Based on Fair Value	% of Net Assets Based on Fair Value	% of Total Investments Based on Amortized Cost	% of Total Investments Based on Fair Value	% of Net Assets Based on Fair Value
Advertising	1.73%	1.72%	2.96%	0.86%	0.87%	1.47%
Aerospace & Defense	1.80%	1.81%	3.11%	1.75%	1.75%	2.98%
Air Freight & Logistics	0.92%	0.88%	1.50%	1.73%	1.67%	2.82%
Alternative Carriers	0.32%	0.31%	0.54%	0.88%	0.88%	1.50%
Apparel Retail	0.63%	0.62%	1.07%	0.00%	0.00%	0.00%
Application Software	6.37%	6.37%	10.91%	4.49%	4.50%	7.62%
Asset Management & Custody Banks	4.87%	5.03%	8.62%	6.61%	6.62%	11.22%
Auto Parts & Equipment	1.56%	1.56%	2.67%	1.21%	1.22%	2.06%
Automobile Manufacturers	0.36%	0.36%	0.62%	0.88%	0.88%	1.49%
Building Products	0.94%	0.94%	1.61%	1.78%	1.79%	3.03%
Commodity Chemicals	0.31%	0.31%	0.54%	0.87%	0.87%	1.47%
Communications Equipment	0.40%	0.40%	0.69%	0.00%	0.00%	0.00%
Construction & Engineering	8.33%	8.31%	14.24%	3.44%	3.45%	5.84%
Construction Materials	0.28%	0.27%	0.47%	1.10%	1.10%	1.85%
Data Processing & Outsourced Services	0.27%	0.28%	0.47%	0.49%	0.49%	0.82%
Distributors	0.28%	0.27%	0.46%	0.68%	0.68%	1.15%
Diversified Capital Markets	0.04%	0.04%	0.07%	0.00%	0.00%	0.00%
Diversified Chemicals	0.86%	0.85%	1.46%	0.87%	0.87%	1.47%
Diversified Support Services	5.05%	5.04%	8.63%	5.26%	5.28%	8.95%
Education Services	0.37%	0.38%	0.65%	0.87%	0.87%	1.48%
Electric Utilities	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Electrical Components & Equipment	1.86%	1.85%	3.18%	0.59%	0.59%	0.99%
Electronic Equipment & Instruments	1.31%	1.31%	2.25%	1.74%	1.74%	2.96%
Electronic Manufacturing Services	0.17%	0.17%	0.29%	0.00%	0.00%	0.00%
Environmental & Facilities Services	2.42%	2.42%	4.14%	0.55%	0.55%	0.93%
Food Distributors	1.78%	1.77%	3.03%	0.52%	0.52%	0.88%
Health Care Distributors	1.35%	1.35%	2.32%	0.76%	0.76%	1.29%
Health Care Equipment	2.32%	2.32%	3.98%	3.38%	3.38%	5.74%
Health Care Facilities	0.44%	0.44%	0.75%	0.55%	0.55%	0.93%
Health Care Services	9.88%	9.88%	16.93%	7.93%	7.94%	13.47%
Health Care Technology	0.73%	0.74%	1.26%	0.83%	0.84%	1.42%
Heavy Electrical Equipment	0.04%	0.04%	0.06%	0.10%	0.10%	0.17%
Highways & Railtracks	0.31%	0.31%	0.53%	1.75%	1.75%	2.97%
Home Improvement Retail	0.23%	0.23%	0.39%	0.00%	0.00%	0.00%
Homebuilding	0.32%	0.32%	0.54%	0.00%	0.00%	0.00%
Hotels, Resorts & Cruise Lines	0.31%	0.31%	0.54%	0.87%	0.87%	1.48%
Household Appliances	1.41%	1.41%	2.42%	0.80%	0.81%	1.37%
Housewares & Specialties	1.10%	1.10%	1.89%	0.39%	0.38%	0.64%
Human Resource & Employment Services	0.62%	0.62%	1.05%	0.88%	0.88%	1.49%

1
81

	December 31, 2024			December 31, 2023
	% of Total Investments Based on Cost	% of Total Investments Based on Fair Value	% of Net Assets Based on Fair Value	% of Total Investments Based on Amortized Cost	% of Total Investments Based on Fair Value	% of Net Assets Based on Fair Value
Industrial Machinery	2.03%	2.03%	3.47%	3.30%	3.30%	5.61%
Insurance Brokers	3.51%	3.50%	6.00%	2.32%	2.33%	3.95%
Interactive Home Entertainment	0.11%	0.10%	0.18%	0.29%	0.29%	0.49%
Internet & Direct Marketing Retail	0.75%	0.75%	1.28%	0.00%	0.00%	0.00%
Internet Services & Infrastructure	0.69%	0.70%	1.20%	0.00%	0.00%	0.00%
Investment Banking & Brokerage	0.36%	0.36%	0.61%	0.00%	0.00%	0.00%
IT Consulting & Other Services	5.14%	5.14%	8.81%	5.49%	5.49%	9.31%
Leisure Facilities	0.65%	0.66%	1.13%	2.32%	2.33%	3.96%
Leisure Products	1.22%	1.22%	2.09%	1.99%	1.99%	3.38%
Life & Health Insurance	0.77%	0.77%	1.32%	0.00%	0.00%	0.00%
Life Sciences Tools & Services	0.50%	0.49%	0.85%	1.76%	1.76%	2.99%
Metal & Glass Containers	0.28%	0.28%	0.48%	0.00%	0.00%	0.00%
Movies & Entertainment	0.10%	0.10%	0.17%	0.00%	0.00%	0.00%
Office Services & Supplies	0.54%	0.54%	0.92%	0.88%	0.88%	1.49%
Oil & Gas Equipment & Services	0.15%	0.15%	0.26%	0.68%	0.68%	1.16%
Other Diversified Financial Services	0.67%	0.67%	1.16%	1.41%	1.41%	2.40%
Packaged Foods & Meats	2.51%	2.49%	4.27%	2.51%	2.51%	4.26%
Paper Packaging	0.68%	0.69%	1.17%	0.86%	0.86%	1.46%
Personal Products	1.08%	1.09%	1.86%	0.92%	0.92%	1.57%
Pharmaceuticals	1.98%	1.97%	3.38%	1.87%	1.87%	3.17%
Property & Casualty Insurance	0.00%	0.00%	0.00%	0.48%	0.48%	0.81%
Real Estate Development	0.13%	0.13%	0.22%	0.00%	0.00%	0.00%
Real Estate Operating Companies	0.46%	0.46%	0.79%	0.88%	0.88%	1.49%
Real Estate Services	0.81%	0.79%	1.36%	1.00%	0.94%	1.60%
Research & Consulting Services	5.42%	5.40%	9.26%	7.47%	7.47%	12.67%
Restaurants	0.32%	0.32%	0.55%	0.00%	0.00%	0.00%
Soft Drinks	0.31%	0.31%	0.53%	0.87%	0.87%	1.48%
Specialized Consumer Services	2.05%	2.05%	3.51%	2.83%	2.83%	4.80%
Specialty Chemicals	0.97%	0.97%	1.67%	0.82%	0.82%	1.39%
Specialty Stores	0.04%	0.04%	0.07%	0.00%	0.00%	0.00%
Systems Software	0.31%	0.31%	0.53%	0.00%	0.00%	0.00%
Technology Distributors	0.57%	0.57%	0.97%	0.58%	0.58%	0.99%
Trading Companies & Distributors	2.29%	2.30%	3.94%	3.06%	3.06%	5.20%
Trucking	0.31%	0.31%	0.53%	0.00%	0.00%	0.00%

Total	100.00%	100.00%	171.38%	100.00%	100.00%	169.58%

As of December 31, 2024, 98% of investments held were based in the United States within the following regions (based on fair value): Northeast 33%, Southeast 20%, Midwest 15%, Southwest 16% and West 14%. The remaining 2% of investments held was based in Canada 1% and Jersey 1%.
As of December 31, 2023, 94% of investments held were based in the United States within the following regions (based on fair value): Northeast 36%, Southeast 14%, Midwest 16%, Southwest 15% and West 13%. The remaining 6% of investments held was based in Cayman Islands 5% and Jersey 1%.
For the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, purchases of investments were $1,200 million and $509 million, respectively. For the year

1
82

ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, total proceeds received from sales, exits and repayments of investments were $204 million and $35 million, respectively.
6. Fair Value Measurement
The following table summarizes the fair value of the Company’s investments as of December 31, 2024:

Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$—	$1,532,466,267	$1,532,466,267
Second Lien Senior Secured	—	—	4,467,102	4,467,102
CLO	—	—	4,994,226	4,994,226

Total assets	$—	$—	$1,541,927,595	$1,541,927,595

Investments with a fair value of $28,614,477 as of December 31, 2024 have been excluded from the fair value hierarchy leveling table as the fair value of the investments was measured at NAV using NAV as a practical expedient.
The following table summarizes the fair value of the Company’s investments as of December 31, 2023:

Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$—	$531,616,973	$531,616,973
Second Lien Senior Secured	—	—	4,493,852	4,493,852
CLO Warehouse	—	—	29,250,000	29,250,000

Total assets	$—	$—	$565,360,825	$565,360,825

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the year ended December 31, 2024:

	Beginning Balance at 12/31/2023	Net Purchases		Net Sales, Exits and Repayments	PIK	Accreted Discounts/ Amortized Premiums	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Balance 12/31/2024	Change in Unrealized Appreciation/ Depreciation for Level 3 Assets Still Held as of 12/31/2024
First Lien Senior Secured	$531,616,973	$1,148,364,676		$(153,680,922)	$1,062,817	$4,206,663	$896,060	$—	$—	$1,532,466,267	$1,642,689
Second Lien Senior Secured	4,493,852	(20,608)		(45,928)	—	19,913	19,873	—	—	4,467,102	(4,497)
CLO	—	4,994,226		—	—	—	—	—	—	4,994,226	—
CLO Warehouse	29,250,000	21,547,500	(50,797,500)		—	—	—	—	—	—	—

Total	$565,360,825	$1,174,885,794		$(204,524,350)	$1,062,817	$4,226,576	$915,933	$—	$—	$1,541,927,595	$1,638,192

1
83

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2024 and December 31, 2023, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value as of December 31, 2024	Valuation Techniques	Unobservable Input	Range / Percentage	Weighted Average (1)	Impact to Valuation from Increase in Unobservable Input
First Lien Senior Secured Debt	$1,393,652,151	Yield Method	Market Yield Discount Spreads	3.26%-15.14%	6.05%	Decrease
First Lien Senior Secured Debt	138,814,116	Recent Transactions	Transaction Price	98.00-101.00	98.95	Increase
CLO	4,994,226	Recent Transactions	Transaction Price	87.37	87.37	Increase
Second Lien Senior Secured Debt	4,467,102	Yield Method	Market Yield Discount Spreads	5.15%-6.29%	5.72%	Decrease

Total Assets	$1,541,927,595

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range / Percentage	Weighted Average (1)	Impact to Valuation from Increase in Unobservable in Input
First Lien Senior Secured Debt	$462,594,699	Yield Method	Market Yield Discount Spreads	3.34%-16.34%	6.68%	Decrease
First Lien Senior Secured Debt	69,022,274	Recent Transactions	Transaction Price	96.03-100.00	98.97	Increase
Second Lien Senior Secured	4,493,852	Yield Method	Market Yield Discount Spreads	6.15%-6.52%	6.33%	Decrease
CLO Warehouse	29,250,000	Cost plus excess spread	Excess spread	2.25%	Not applicable	Increase

Total Assets	$565,360,825

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

18
4

Debt Not Carried at Fair Value
As of December 31, 2024 and December 31, 2023, the principal value of the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility approximate fair value due to their variable rates and are included in Level 3 of the fair value hierarchy.
7. Income Taxes
The Company’s taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in the Company’s taxable income until they are realized. For the year ended December 31, 2024, the Company has temporary differences that are primarily due to differences between book and tax treatment of partnership income from underlying investments and the amortization of organizational costs. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company had no temporary differences. For the year ended December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company had no permanent differences.
The Company’s taxable income is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of distributions declared for the year/period indicated was as follows:

For the Period from
April 3, 2023 (commencement
	Year Ended	of operations to
	December 31, 2024	December 31, 2023
Ordinary income	$64,916,343	$15,417,682
Long-term capital gains	—	—
Tax return of capital	—	—
As of December 31, 2024 and December 31, 2023, the components of distributable earnings (accumulated loss) on a tax basis was as follows:

	December 31, 2024	December 31, 2023
Undistributed ordinary income	$1,575,517	$80,724
Other book/tax temporary differences	(955,570)	—
Capital loss carryforwards	—	—
Undistributable capital gains	—	—
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	312,730
Net unrealized depreciation from investments in securities of unaffiliated issuers	409,046	(722,259)

Total distributable earnings (accumulated loss)	$1,028,993	$(328,805)

As of December 31, 2024, the aggregate cost of investments for U.S. federal income tax purposes is $1,570,133,017. As of December 31, 2024, net unrealized appreciation on the Company’s investments (tax basis) was $409,046, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of $5,012,499 and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of $4,603,453. As of December 31, 2023, the aggregate cost of investments for U.S. federal income tax purposes is not materially different than the cost of investments under U.S. GAAP.

18
5

8. Commitments & Contingencies
The Advisor had agreed to pay the Company’s Other Operating Expenses and, at the Advisor’s discretion, certain of the Company’s Specified Expenses under the Expense Limitation Agreement described in Note 3. The Company had no obligation to reimburse the Advisor for such advanced expenses until the time at which the Company received $100,000,000 in gross proceeds from the sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time, all expenses of the Company paid by the Advisor will be subject to recoupment by the Advisor. The recoupment is limited to the amount of the Expense Cap under the Expense Limitation Agreement (each as defined in Note 3 in these consolidated financial statements), unless the recoupment payment relates to Specified Expenses. Under the Expense Limitation Agreement, the Advisor is permitted to recoup from the Company any such amounts for a period not to exceed three years from the month in which such fees and expenses were paid. As of December 31, 2024 and December 31, 2023, the Company had $778,369 and $2,372,090, respectively, in expenses subject to recoupment by the Advisor.
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
The Company’s investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments and limited partnership interests, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements and subscription agreements, respectively. Unfunded commitments on debt investments are presented on the consolidated schedules of investments at fair value. Unrealized appreciation or depreciation, if any, is included in the consolidated statements of assets and liabilities and the change in unrealized appreciation or depreciation, if any, is included in net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers in the consolidated statements of operations.
As of December 31, 2024 and December 31, 2023, the Company had the following outstanding commitments to investments:

Investments	December 31, 2024	December 31, 2023
3 Step Sports LLC Delayed Draw Term Loan	$456,755	$456,073
Accent Building Materials Holdings LLC Term B Delayed Term Loan	165,312	653,571
Accordion Partners LLC Delayed Draw Term Loan	1,826,087	—
Accordion Partners LLC Revolving Loan	1,217,391	291,182
Accordion Partners LLC Third Amendment Delayed Draw Term Loan	—	297,006
ACP Avenu Buyer, LLC Delayed TL	395,536	—
ACP Avenu Buyer, LLC Revolving Credit	208,259	—
ACP Falcon Buyer, Inc. Revolving Loan	333,333	—
Advanced Medical Management, LLC Revolving Credit Loan	710,526	—
Advanced Web Technologies Holding Company Revolving Credit Loan	293,252	—
AI Fire Buyer, Inc. Delayed Draw Term Loan	120,902	312,894
Alera Group, Inc. Delayed Draw Term Loan	35,516	665,925
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	13,130,720	—
Allworth Financial Group, L.P. Revolving Loan	618,375	—
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	1,935,706	1,021,277
Ambient Enterprises Holdco LLC Revolving Loan	951,979	893,617
AmerCareRoyal, LLC Delayed Draw Term Loan A	1,867,470	—
AmerCareRoyal, LLC U.S. Revolving Credit	195,783	—
Any Hour LLC Delayed Term Loan	1,876,363	—

18
6

Investments	December 31, 2024	December 31, 2023
Any Hour LLC Revolving Credit	$540,260	$—
Apex Dental Partners, LLC Revolver	903,226	—
Apex Dental Partners, LLC_Delayed Draw Term Loan	2,583,226	—
Apex Service Partners, LLC Delayed Draw Term Loan	—	855,366
Apex Service Partners, LLC Incremental Delayed Term Loan	2,598,709	—
Apex Service Partners, LLC Revolving Credit Loan	52,425	—
Apex Service Partners, LLC Revolving Credit Loan	96,719	—
Apex Service Partners, LLC Revolving Loan	—	278,067
Aptean Acquiror Inc. Delayed Draw Term Loan	238,414	—
Aptean Acquiror Inc. Revolving Credit	436,880	—
Arctic Holdco, LLC Initial Revolving Loan	58,360	—
Arcticom Group Delayed Draw Term Loan	—	5,145
Arcticom Group Delayed Draw Term Loan D	13,796	—
Arden Purchaser, LLC Revolver	1,307,198	—
Argano, LLC Delayed Draw Term Loan	2,173,913	—
Argano, LLC Revolving Credit Loan	362,319	—
Artivion, Inc. Delayed Draw Term Loan	557,604	—
ASP Global Holdings, LLC Delayed Draw Term Loan	615,882	—
ASP Global Holdings, LLC Revolving Loan	430,686	—
Associations, Inc. Revolving Loan	217,009	—
Associations, Inc. Special Purpose Delayed Draw Term Loan	451,262	—
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	1,262,187	1,629,243
Aviation Technical Services, Inc. Revolving Loan	500,000	—
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	1,142,132	—
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	—	2,259,036
Axis Portable Air, LLC Revolving Credit Loan	1,163,990	—
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	2,085,481	—
Bamboo US BidCo LLC Initial Delayed Draw Term Loan	—	100,343
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	44,461	—
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed TL	83,849	—
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	83,849	—
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	613,362	—
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,027,326	—
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,257,951	—
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	5,246,957	—
Berlin Rosen Acquisition, LLC Revolver	300,243	—
Berlin Rosen Acquisition, LLC Revolver	300,243	—
Best Roofing Services LLC Revolving Loan	895,522	—
Big Top Holdings, LLC Revolving Credit Loan	75,000	—
BNI Global, LLC Revolving Credit Loan	267,147	—
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	7,224,888	—
C3 AcquisitionCo, LLC Delayed Draw Term Loan	2,420,618	—
C3 AcquisitionCo, LLC Revolving Loan	907,732	—
CARDS Acquisition, Inc. Delayed Draw Term Loan	4,076,087	—
CARDS Acquisition, Inc. Revolving Loan	487,772	—
Carnegie Dartlet, LLC Delayed Draw Term Loan	180,000	—
Carnegie Dartlet, LLC Revolving Loan	56,400	—
Castlelake Consumer Receivables Opportunity III, L.P. Fund	2,088,417	—

18
7

Investments	December 31, 2024	December 31, 2023
Castlelake Consumer Receivables Opportunity IV, L.P.	$3,514,810	$—
Centex Acquisition, LLC Revolving Loan	811,853	—
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	3,725,542	—
Cerity Partners Equity Holding LLC Initial Revolving Loan	1,062,599	—
Chef Merito, LLC Delayed Draw Term Loan C	340,515	—
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	319,099	—
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	—	269,486
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	403,588	937,375
Community Care Partners, LLC Delayed Draw Term B Loan	—	297,901
Computer Services, Inc. Delayed Draw Term Loan	753,173	—
Costanzo’s Bakery, LLC Delayed Term Loan	302,442	—
Crash Champions Intermediate, LLC Revolving Credit Loan	—	264,767
Creek Parent, Inc. Revolving Credit	2,024,000	—
Crete PA Holdco, LLC Delayed Draw Term Loan	6,511,628	—
Crete PA Holdco, LLC Revolving Loan	976,744	—
CSG Buyer, Inc. Delayed Draw Term Loan	1,105,263	—
CSG Buyer, Inc. Revolving Loan	368,421	—
CVAUSA Management, LLC Primary Delayed Draw Term Loan	712,428	712,428
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	298,226	298,226
Demakes Borrower, LLC Delayed Draw Term Loan	97,905	—
Dentive, LLC Revolving Loan	353,532	—
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	2,044,800	—
Discovery SL Management, LLC Delayed Draw Term Loan B	1,215,000	—
Discovery SL Management, LLC Revolving Credit Loan	243,000	—
DOXA Insurance Holdings LLC Delayed Draw Term Loan	16,049	—
Dwyer Instruments, LLC_Delayed Draw Term Loan	1,414,141	—
Dwyer Instruments, LLC_Revolver	1,696,970	—
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	118,027	118,027
Enverus Holdings, Inc. Revolving Loan	393,329	405,405
Enverus Holdings, Inc.Delayed Draw Term Loan	266,409	266,409
Eskola LLC_Delayed Draw Term Loan B	4,080,760	—
ETE Intermediate II LLC Revolving Loan	31,429	235,714
Ethos Risk Services, LLC Delayed Draw Term C Loan	2,666,667	—
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	80,000	—
EVDR Purchaser, Inc. Delayed Draw Term Loan	1,372,549	—
EVDR Purchaser, Inc. Revolving Credit Loan	686,275	—
Everbridge Holdings, LLC Delayed Draw Term Loan	844,444	—
Everbridge Holdings, LLC Revolving Loan	555,556	—
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	—	1,666,667
Excel Fitness Holdings, Inc. Delayed Term Loan	1,887,534	—
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	380,895	380,895
Fidelity Evergreen Private Credit Fund LP	8,448,961	—
First Legal Buyer, Inc. Delayed Draw Term Loan	1,861,388	—
First Legal Buyer, Inc. Revolving Loan	930,694	—
Five Star Buyer, Inc. Delayed Draw Term Loan	—	237,838
FMG Suite Holdings, LLC Revolving Credit	437,254	290,774

18
8

Investments	December 31, 2024	December 31, 2023
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	$1,752,436	$—
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,947,368	—
G-A-I Consultants, Inc. Revolving Loan	513,158	—
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	4,399,000	—
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	1,904,762	—
Gen4 Dental Partners OPCO, LLC Revolving Loan	380,952	—
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	269,823	—
GS Acquisitionco, Inc. Revolving Loan	1,196,809	—
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	1,228,723	—
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78,263	78,263
Hanger, Inc. Incremental Delayed Draw Term Loan	—	619,787
HEC Purchaser Corp. Revolving Loan	781,250	—
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	710,680	—
Helios Service Partners, LLC_Delayed Draw Term Loan 2022	6,000,000	—
Helios Service Partners, LLC_Delayed Draw Term Loan Third Amendment	4,000,000	—
Helios Service Partners, LLC_Delayed Draw Term Loan Third Amendment Incremental	6,000,000	—
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	4,820,898	—
Heritage Foodservice Investment, LLC Revolving Credit Loan	602,612	—
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	5,999,819	—
Hills Distribution, Inc. Delayed Draw Term Loan	129,630	114,103
Hills Distribution, Inc. Delayed Draw Term Loan	15,974	—
Houseworks Holdings, LLC Delayed Draw Term Loan	2,035,714	2,500,000
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	2,554,134	—
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	4,418,182	—
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	124,376	—
Inventus Power, Inc. Revolving Loan	355,932	355,932
Iodine Software, LLC Revolving Loan	290,765	—
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	278,400	—
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	69,337	—
JHCC Holdings LLC_Delayed Draw Term Loan	533,362	—
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	—	1,000,000
Kabafusion Parent LLC Revolver	1,425,015	—
Kelso Industries LLC Delayed Draw Term Loan	2,921,089	—
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	383,117	—
Kite Midco II LTD Term Loan B2	1,322,514	—
Kite Midco II LTD Term Loan B2	1,322,514	—
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	385,568	—
LeadVenture, Inc. Revolver	591,133	—
LeadVenture, Inc. Supplemental No. 4 Delayed Draw Term Loan	4,468,966	—
Legitscript LLC Delayed Draw Loan	—	948,706
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562,030	562,030
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	—	1,274,699
Lido Advisors, LLC_Delayed Draw Term Loan Seventh Amendment	1,278,720	—
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	3,634,834	—
Lighthouse Technologies Holding Corp. Revolving Loan	815,899	815,899

18
9

Investments	December 31, 2024	December 31, 2023
Loving Tan Intermediate II Inc. Revolving Loan	$207,407	$140,000
M&D MidCo, Inc. Delayed Draw Term Loan Third Amendment	259,635	—
ManTech International Corporation Delayed Draw Term Loan	614,940	614,940
MB2 Dental Solutions, LLC Revolving Commitment	298,635	—
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	1,188,567	—
Medical Device Inc. Revolving Loan	551,739	551,739
Medical Technology Solutions, LLC Delayed Draw C Term Loan	—	126,557
Medical Technology Solutions, LLC Delayed Draw D Term Loan	—	316,392
Medina Health, LLC Revolving Loan	393,258	—
Medrina, LLC Initial Delayed Draw Term Loan Facility	744,681	744,681
Medrina, LLC Revolving Facility	531,915	531,915
Minds Buyer Incremental Revolving Credit	625,000	—
MKD Electric, LLC Revolving Loan	935,701	—
Modigent, LLC Delayed Term Loan	275,244	403,288
Mountain Parent, Inc. Delayed Draw Term Loan	1,165,803	—
Mountain Parent, Inc. Revolving Credit Facility	621,762	—
Neptune Flood Incorporated Revolving Loan	—	154,000
NMI Acquisitionco, Inc. Revolving Loan	332,302	—
NORA Acquisition, LLC Revolving Credit	388,889	—
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	135,909	220,386
Optimizely North America Inc. (USD) Revolving Credit	1,232,000	—
OSR Opco LLC Delayed Draw Term Loan	1,066,667	—
OSR Opco LLC Revolving Loan	853,333	—
Owl Cyber Defense Solutions, LLC Revolver	945,410	—
Pacific Purchaser, LLC Delayed Draw Term Loan	352,113	—
Pacific Purchaser, LLC Revolving Loan	176,056	—
PAG Holding Corp. Revolving Loan	981,065	—
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	3,133,337	—
PCS Midco, Inc. Delayed Draw Term Loan	9,488	—
PCS Midco, Inc. Revolving Credit Loan	15,469	—
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment	5,031,287	—
PDI TA Holdings, Inc. Delayed Draw Term Loan	535,547	—
PDI TA Holdings, Inc. Revolving Credit	560,000	—
Pediatric Home Respiratory Services, LLC Delayed Term Loan	2,415,000	—
Pediatric Home Respiratory Services, LLC Revolving Credit	1,127,000	—
Penncomp, LLC Delayed Draw Term Loan A	573,016	2,412,699
Peter C. Foy & Associates Insurance Services, LLC Delayed Draw Term Loan D	—	2,500,000
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	785,465	—
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	1,084,875	—
Petra Borrower, LLC Delayed Draw Term Loan	650,000	1,250,000
Petra Borrower, LLC Revolving Loan	500,000	500,000
PharmaLogic Holdings Corp. Delayed Draw Term Loan	2,590,674	—
Phoenix YW Buyer, Inc. Revolving Credit Loan	1,136,364	—
PMA Parent Holdings, LLC Revolving Credit Loan	313,500	—
Point Quest Acquisition, LLC Revolving Credit Loan	1,022,034	—
Point Quest Acquisition, LLC Term Loan	2,542,373	—

PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	2,300,940	—
PracticeTek Purchaser, LLC Delayed Draw Term Loan	587,190	615,574

19
0

Investments	December 31, 2024	December 31, 2023
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	$940,000	$—
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	940,000	—
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	317,598	—
RBFD Buyer, LLC Revolver	947,226	—
RBFD Buyer, LLC_Delayed Draw Term Loan	3,788,904	—
Recipe Acquisition Corp. Delayed Draw Loan	2,184,949	—
Recipe Acquisition Corp. Revolving Credit	668,307	—
Refocus Management Services, LLC Delayed Draw Term B Loan	—	666,667
RoC Holdco LLC Revolving Credit Loan	732,000	—
RPM Purchaser, Inc. Delayed Draw Term Loan B	517,857	1,071,429
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	—	352,000
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	352,000	—
Rural Sourcing Holdings, Inc. Revolving Loan	237,600	264,000
Sagebrush Buyer, LLC Revolving Credit	775,862	—
SageSure Holdings, LLC_Delayed Draw Term Loan	1,041,211	1,041,211
Saldon Holdings, Inc. Initial DDTL Loan	126,942	—
Salt Dental Collective, LLC Delayed Draw Term Loan	—	2,500,000
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	3,497,396	—
Salute Mission Critical, LLC Revolving Loan	699,479	—
Sigma Defense Systems LLC Revolving Loan	75,000	—
Signature Brands, LLC Term Loan	—	531,357
Sonny’s Enterprises, LLC Delayed Draw Term Loan	—	516,000
Sonny’s Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	414,000	—
Spark Buyer, LLC Delayed Draw Term Loan	2,500,000	—
Spark Buyer, LLC Revolving Credit Loan	1,250,000	—
Spark Purchaser, Inc. Revolving Credit	808,654	—
SuperHero Fire Protection, LLC Revolving Loan	62,560	—
Superjet Buyer, LLC Delayed Draw Term Loan	4,349,906	—
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	430,010	430,010
Tank Holding Corp. Delayed Draw Term Loan	757,890	—
TCP Hawker Intermediate LLC Delayed Draw Term Loan	79,755	221,541
TCP Hawker Intermediate LLC Ninth Amendment DDTL 11/24	75,824	—
Thames Technology Holdings, Inc. Delayed Draw Term Loan	—	788,643
Thames Technology Holdings, Inc. Revolving Loan	788,643	788,643
Thrive Buyer, Inc. Initial Revolving Loan	97,122	—
TMSC OpCo, LLC Revolving Loan	1,050,348	—
Track Branson Opco, LLC, The Revolving Loan	118,919	237,838
Transgo, LLC Revolving Loan	605,000	—
Trench Plate Rental Co. Revolving Loan	118,621	372,414
Tricor, LLC Revolving Loan	144,231	—
Truck-Lite Co., LLC Delayed Draw Term Loan	622,222	—
Truck-Lite Co., LLC Initial Revolving Credit Loan	622,222	—
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	2,500,000	—
TVG Shelby Buyer, Inc. Revolving Credit Loan	250,000	—
Upstack Holdco Inc. 2023 Delayed Draw Term Loan	—	1,348,661
Upstack Holdco Inc. Delayed Draw Term Loan	3,125,000	177,087
Upstack Holdco Inc. Revolving Credit Loan	1,062,500	—
USIC Holdings, Inc. Revolving Loan	1,034,590	—

1
91

Investments	December 31, 2024	December 31, 2023
USIC Holdings, Inc. Specified Delayed Draw Term Loan	$580,317	$—
Vacation Rental Brands, LLC Delayed Term Loan	261,183	—
Vacation Rental Brands, LLC Revolving Credit	430,184	—
Valkyrie Buyer, LLC Delayed Draw Term Loan A	561,404	—
Valkyrie Buyer, LLC Delayed Draw Term Loan B	748,538	—
Valkyrie Buyer, LLC Delayed Draw Term Loan C	694,269	—
Valkyrie Buyer, LLC Delayed Draw Term Loan D	4,000,000	—
Valkyrie Buyer, LLC Delayed Draw Term Loan E	2,000,000	—
Valkyrie Buyer, LLC Revolving Credit Loan	467,836	—
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	1,074,631	—
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	1,074,631	—
Vertex Companies, Inc., The Delayed Draw Term Loan-B	4,745,763	—
Vertex Companies, Inc., The Fourth Amendment Revolving Loan	2,372,881	—
Vertex Service Partners, LLC Delayed Draw Term Loan	—	2,733,746
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	4,321,132	—
Vertex Service Partners, LLC Revolving Facility	46,512	406,977
Vital Purchaser, LLC Revolving Loan	492,000	—
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	3,420,000	—
Vortex Intermediate, LLC Revolver Amendment No. 4 Incremental	662,314	—
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	—	510,667
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	2,652,742	—
WC PLG Buyer, Inc Revolver	1,643,192	—
Wealth Enhancement Group, LLC Revolver Incremental 12/24	226,186	—
Wealth Enhancement Group, LLC_Delayed Draw Term Loan 12/24	6,773,687	—
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	7,258,534	—
Wildcat Buyerco, Inc. Incremental Delayed Draw Term Loan (NSI Industries)	—	119,975
Worldwide Insurance Network, LLC DDTL	1,259,430	—
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	—	195,254

Total unfunded commitments	$333,895,728	$50,726,367

9. Net Assets
Share Issuances
The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances during the year ended December 31, 2024:

Share Issuance Date	Shares Issued	Amount	Offering Price
January 1	1,166,604	$30,032,356	$25.74
February 1	809,925	21,040,000	25.98
March 1	1,653,938	43,355,000	26.21
April 1	1,873,293	48,379,227	25.83
May 1	559,944	14,582,399	26.04
June 1	2,570,861	67,500,000	26.26
July 1	2,818,437	72,888,132	25.86
August 1	1,008,595	26,390,000	26.17
September 1	1,044,222	27,540,000	26.37
October 1	4,005,990	103,987,051	25.96

1
92

Share Issuance Date	Shares Issued	Amount	Offering Price
November 1	2,744,066	71,925,000	26.21
December 1	2,256,566	59,622,284	26.42

Total issuance of shares	22,512,441	$587,241,449

The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances for the period from April 3, 2023 (commencement of operations) to December 31, 2023:

Share Issuance Date	Shares Issued	Amount	Offering Price
April 3	741,800	$18,545,000	25.00
May 1	2,094,666	52,755,000	25.19
June 1	39,235	1,000,000	25.49
July 1	3,006,930	77,500,000	25.77
August 1	3,111,443	80,900,000	26.00
September 1	689,268	18,080,000	26.23
October 1	985,277	25,390,000	25.77
November 1	1,227,580	31,911,435	26.00
December 1	1,053,681	27,621,500	26.21

Total capital contributions	12,949,880	$333,702,935

Distributions
On March 14, 2024, the Board declared a distribution on the Shares payable on April 30, 2024 to shareholders of record as of the close of business on March 29, 2024 (the “Q1 2024 Distribution”). The amount of the Q1 2024 Distribution equaled $0.65 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 283,784
Shares were issued in April 2024 in connection with the Company’s DRIP for the Q1 2024 Distribution.
On May 7, 2024, the Board declared a distribution on the Shares payable on July 31, 2024 to shareholders of record as of the close of business on June 28, 2024 (the “Q2 2024 Distribution”). The amount of the Q2 2024 Distribution equaled $0.65 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 298,382
Shares were issued in July 2024 in connection with the Company’s DRIP for the Q2 2024 Distribution.
On August 8, 2024, the Board declared a distribution on the Shares payable on October 31, 2024 to shareholders of record as of the close of business on September 30, 2024 (the “Q3 2024 Distribution”). The amount of the Q3 2024 Distribution equaled $0.65 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 320,718
Shares were issued in October 2024 in connection with the Company’s DRIP for the Q3 2024 Distribution.
On November 11, 2024, the Board declared a distribution on the Shares payable on January 30, 2025 to shareholders of record as of the close of business on December 30, 2024 (the “Q4 2024 Distribution”). The amount of the Q4 2024 Distribution equaled $0.65 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.
The following table identifies distributions declared for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 14, 2024	March 29, 2024	April 30, 2024	$0.65	$10,777,485
May 7, 2024	June 28, 2024	July 31, 2024	0.65	14,030,149
August 8, 2024	September 30, 2024	October 31, 2024	0.65	17,154,639
November 11, 2024	December 30, 2024	January 30, 2025	0.65	22,954,070

The following table identifies distributions declared during the period from April 3, 2023 (commencement of operations) to December 31, 2023:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
August 3, 2023	September 29, 2023	November 1, 2023	$0.72	$7,000,000
November 2, 2023	December 31, 2023	January 31, 2024	0.65	8,417,682
During the year ended December 31, 2024, the Company issued 1,162,071 Shares in connection with the DRIP for an aggregate amount of $30,042,810. During the period from April 3, 2023 (commencement of operations) to December 31, 2023, there were no Shares issued in connection with the Company’s DRIP.
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
Shares were validly tendered by the shareholders in connection with the May 2024 Tender Offer. On July 26, 2024, the Company determined that, as of June 30, 2024, the NAV per Share was $
25.86
per Share. Based on such NAV per Share, the aggregate purchase price for the Shares accepted for repurchase by the Company in the May 2024 Tender Offer equaled $
1,663,889
.
On August 1, 2024, the Company offered to repurchase up to 1,079,243 Shares at a purchase price equal to the NAV per Share as of September 30, 2024 (the “August 2024 Tender Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the August 2024 Tender Offer. The August 2024 Tender Offer expired on August 30, 2024 and 84,438 Shares were validly tendered by the shareholders in connection with the August 2024 Tender Offer. On October 25, 2024, the Company determined that, as of September 30, 2024, the NAV per Share was $25.96 per Share. Based on such NAV per Share, the aggregate purchase price for the Shares accepted for repurchase by the Company in the August 2024 Tender Offer equaled $2,191,830.
On November 1, 2024, the Company offered to purchase up to 1,315,366 Shares at a purchase price equal to the NAV per Share as of December 31, 2024 (the “November 2024 Tender Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the November 2024 Tender Offer. The November 2024 Tender Offer expired on December 2, 2024 and 67,017 Shares were validly tendered by the shareholders in connection with the November 2024 Tender Offer. On January 30, 2025, the Company determined that, as of December 31, 2024, the NAV per Share was $26.00 per Share. Based on such NAV per Share, the aggregate purchase price for the Shares accepted for repurchase by the Company in the November 2024 Tender Offer equaled $1,742,374.
During the year ended December 31, 2024, the Company repurchased 215,795 Shares pursuant to its discretionary share repurchase program.
For the period from April 3, 2023 (commencement of operations) through December 31, 2023, no Shares were repurchased.
The following table summarizes the capital activity during the years ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024		For the Period from April 3, 2023 (commencment of operations) to December 31, 2023
Shares outstanding as of December 31, 2023	12,950,280	Shares outstanding as of April 3, 2023
		(commencement of operations)	400
Shares issued in private offerings	21,350,370	Shares issued in private offerings	12,701,320
Shares issued in connection with DRIP	1,162,071	Shares issued in connection with DRIP	248,560
Shares repurchased	(215,795)	Shares repurchased	—

Shares outstanding as of December 31, 2024	35,246,926	Shares outstanding as of December 31, 2023	12,950,280

19
5

10.	Financial Highlights

	For the Year Ended December 31, 2024	For the Period from April 3, 2023 (commencement of operations) to December 31, 2023
Per share data:
Net asset value, beginning of period	$25.74	$25.00
Net investment income (loss) (1)	2.69	2.08
Realized and unrealized gain (loss) on investment transactions (2)	0.17	0.03

Total from operations	2.86	2.11
Distributions from net investment income	(2.60)	(1.37)
Distributions from net realized capital gains/losses	—	—

Total increase (decrease) in net assets	0.26	0.74

Net asset value, end of period	$26.00	$25.74

	For the Year Ended December 31, 2024	For the Period from April 3, 2023 (commencement of operations) to December 31, 2023
Shares outstanding, end of period	35,246,926	12,950,280
Total return (3)	11.52%	8.51%
Ratios / supplemental data
Ratio of gross expenses to average net assets (4)(5)(6)(8)(9)	9.27%	9.30%
Ratio of net expenses to average net assets (4)(5)(7)(8)(9)	9.55%	7.41%
Ratio of net investment income (loss) to average net assets (4)(5)(9)	10.70%	8.08%
Net assets, end of period	$916,385,294	$333,384,130
Weighted average shares outstanding	23,335,474	7,457,211
Portfolio turnover rate (10)	19.77%	11.08%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
(2)	Includes balancing amounts necessary to reconcile the change in NAV per share for the period.
(3)
Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the beginning NAV per share, assuming a distribution reinvestment price in accordance with the Company’s DRIP. Total return has not been annualized for periods less than one year.

(4)	Ratios have not been annualized for the period from April 3, 2023 (commencement of operations) to December 31, 2023.
(5)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(6)	Ratio of gross expenses to average net assets is computed using expenses before waivers and expense support payments (recoupments), if applicable.
(7)
Ratio of net expenses to average net assets is computed using total expenses, including the effects of expense support payments (recoupments), which represented (0.28)% and 1.24% on average net assets for the year ended December 31, 2024 and for the period April 3, 2023 (commencement of operations) to December 31, 2023, respectively.

(8)
Ratio of gross expenses to average net assets and ratio of net expenses to average net assets are inclusive of the income incentive fee and capital gains-based incentive fee. The income incentive fee ratio and capital gains-based incentive fee are 0.87% and 0.02%, respectively, for the year ended December 31, 2024.

The income incentive fee ratio and capital gains-based incentive fee are 0.62% and 0.00%, respectively, for the period April 3, 2023 (commencement of operations) to December 31, 2023.
(9)	Ratios do not reflect the proportionate share of income and expenses of the underlying private credit funds in which the Company invests.

(10)
Portfolio turnover rate is calculated using the lesser of total sales, exits and repayments of investment or total purchases over the monthly average of the investments at fair value for the period reported and has not been annualized. Such monthly average is calculated by totaling the values of the portfolio securities as of the beginning and end of the first month of the particular period and as of the end of each of the succeeding months.

11. Subsequent Events
The Company’s management has evaluated events subsequent to December 31, 2024 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.
425,274 Shares were issued in January 2025 in connection with the Company’s DRIP for the Q4 2024 Distribution.
On January 2, 2025, the Company sold 766,120 Shares in the Private Offering pursuant to subscriptions agreements entered into with the participating investors for aggregate consideration of $19.9 million.
On January 15, 2025, the Company completed its $300.36 million 2024-I CLO term debt securitization (the “2024-I CLO”), also known as a collateralized loan obligation, in connection with which the 2024-I Issuer issued the 2024-I CLO Debt (as defined below). The 2024-I CLO is consolidated by the Company for financial reporting purposes and subject to the Company’s overall asset coverage requirement under the 1940 Act.
The debt offered in the 2024-I CLO was issued and incurred by the 2024-I Issuer and consists of (i) Class A Senior Secured Floating Rate Notes (the “Class A 2024 Notes”) and Class B Senior Secured Floating Rate Notes (the “Class B 2024 Notes” and, together with the Class A 2024 Notes, the “2024-I CLO Secured Debt”), and (ii) the subordinated notes (the “2024-I CLO Subordinated Notes” and, together with the 2024-I CLO Secured Debt, the “2024-I CLO Debt”), the terms of which are summarized in the table below:

Class	Par Size ($)	Ratings (S&P)	Coupon
Class A 2024 Notes	174,000,000	AAA(sf)	SOFR + 1.70%
Class B 2024 Notes	30,000,000	AA(sf)	SOFR + 2.00%
2024-I CLO Subordinated Notes	96,360,000	N/A	N/A
The Company directly retained all of the Class B 2024 Notes and 2024-I CLO Subordinated Notes issued in the 2024-I CLO.
The 2024-I CLO is backed by a diversified portfolio of senior secured middle-market loans and participation interests therein. Through January 15, 2029, all principal collections received on the underlying collateral may be used by the 2024-I Issuer to purchase new collateral in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2024-I CLO.

The portfolio will be managed by the Company pursuant to a collateral management agreement entered into with the 2024-I Issuer on January 15, 2025 (the “Collateral Management Agreement”). The Company has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the Collateral Management Agreement. The 2024-I CLO Debt is scheduled to mature on January 15, 2037; however, the 2024-I CLO Secured Debt may be redeemed by the 2024-I Issuer, at the direction of the Company, on any business day after January 15, 2027 (i) in whole in order of seniority (with respect to all classes of 2024-I CLO Secured Debt) but not in part from sale proceeds, contributions of cash, refinancing proceeds and/or any other amounts available in accordance with the Indenture, dated as of January 15, 2025, by and between the 2024-I Issuer and UMB Bank, National

Association, as trustee (the “2024-I CLO Indenture”) or (ii) in part by class from refinancing proceeds, contributions of cash, partial refinancing interest proceeds and/or any other amounts available in accordance with the 2024-I CLO Indenture, and the 2024-I CLO Subordinated Notes may be redeemed, in whole but not in part, on any business day on or after the redemption of the 2024-I CLO Secured Debt in full.
As part of the 2024-I CLO, the Company and the 2024-I Issuer entered into a master loan sale agreement on January 15, 2025 (the “2024-I CLO Sale Agreement”), pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to the 2024-I Issuer certain loans and participation interests therein securing the 2024-I CLO for the purchase price and other consideration set forth in the 2024-I CLO Sale Agreement. The remainder of the initial collateral portfolio was acquired as participation interests by the 2024-I Issuer pursuant to a Master Participation Agreement for Par/Near Par Trades, dated as of January 15, 2025 (the “2024-I CLO Participation Agreement” and, together with the 2024-I CLO Sale Agreement, the “2024-I CLO Transfer Agreements”), by and among the 2024-I Issuer, as buyer, and the Company, SPV Facility I and SPV Facility III (collectively, the “Participation Sellers”), as sellers, for the purchase price and other consideration set forth in the 2024-I CLO Participation Agreement. Following the foregoing transfers, the 2024-I Issuer, and not the Company or the Participation Sellers, holds all of the ownership interest in such loans and participation interests. The Company and the Participation Sellers, as applicable, made customary representations, warranties and covenants pursuant to the 2024-I CLO Transfer Agreements.
The 2024-I CLO Secured Debt is a secured obligation of the 2024-I Issuer, the 2024-I CLO Subordinated Notes are the unsecured obligations of the 2024-I Issuer, and the 2024-I CLO Indenture secures (as applicable) and governs the 2024-I CLO Debt pursuant to customary covenants and events of default. The 2024-I CLO Debt has not been, and will not be, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
On February 3, 2025, the Company sold 2,949,039 Shares in the Private Offering pursuant to subscriptions agreements entered into with the participating investors for aggregate consideration of $77.4 million.
On February 3, 2025, the Company offered to purchase up to 1,762,346 shares of its Shares at a purchase price equal to the NAV per Share as of March 31, 2025 (the “February 2025 Tender Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the February 2025 Tender Offer. The February 2025 Tender Offer expired on March 3, 2025. The NAV per Share as of March 31, 2025 will be determined by the Company’s management at a later date, in accordance with the Board’s authorization as will the aggregate purchase price for the Shares accepted for repurchase by the Company in the February 2025 Tender Offer.
On February 27, 2025, the Company amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo Second Amendment”). The Wells Fargo Second Amendment, among other things, (1) increased the aggregate commitments by the lenders under the Wells Fargo SPV III Credit Facility to $650,000,000,
with an accordion feature providing SPV Facility III the right to request increases in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to an aggregate maximum of $900,000,000, and (2) decreased the applicable margin on borrowings to 2.15% under the Wells Fargo SPV III
Credit Facility.
On March 3, 2025, the Company sold 2,030,616 Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $53.7 million.
On March 25, 2025, the Board declared a distribution on the Shares equal to an aggregate amount up to (i) the Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended March 31, 2025 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “
Q1 2025 Distribution
”). The Q1 2025 Distribution is payable on April 30, 2025 to shareholders of record as of the close of business on March 28, 2025. The final amount of the Q1 2025 Distribution will be determined by the

19
8

Company’s management at a later date, in accordance with the Board’s authorization. The Q1 2025 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.
On March 25, 2025, the Company and the Administrator amended and restated the Administration Agreement, which reduced the Administration Fee payable to the Administrator to 0.20% of the Company’s net assets on an annualized basis, from 0.30%.
On March 25, 2025, the Company and the Advisor agreed to renew the Amended Expense Limitation Agreement in accordance with its terms and extend the Limitation Period for an additional one-year term, ending on April 3, 2026.

19
9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria described in the
Internal Control-Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting
Management has not identified any changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On March 25, 2025, the Board declared a distribution on the Shares equal to an aggregate amount up to the (i) Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended March 31, 2025 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q1 2025 Distribution”). The Q1 2025 Distribution is payable on April 30, 2025 to shareholders of record as of the close of business on March 28, 2025. The final amount of the Q1 2025 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q1 2025 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.
On March 25, 2025, the Company and the Administrator amended and restated the Administration Agreement, which reduced the Administration Fee payable to the Administrator to 0.20% of the Company’s net assets on an annualized basis, from 0.30%.
On March 25, 2025, the Company and the Advisor agreed to renew the Amended Expense Limitation Agreement in accordance with its terms and extend the Limitation Period for an additional one-year term, ending on April 3, 2026.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
We are aware of the potential conflicts that may arise when a non-independent director is Chair of the Board of Directors. We believe these potential conflicts are offset by our strong corporate governance, which includes regular meetings of the Independent Directors in executive session without the presence of interested directors and management, the establishment of the Audit Committee and the Nominating and Corporate Governance Committee, each of which is comprised solely of Independent Directors, and the appointment of a Chief Compliance Officer, with whom the Independent Directors meet without the presence of interested directors and other members of management, for administering our compliance policies and procedures.
We recognize that different board of directors’ leadership structures are appropriate for companies in different situations. We intend to re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.
Board of Directors and Executive Officers
Directors
Information regarding the Board of Directors is as set forth in the following table. The address for each director is c/o StepStone Private Credit Fund LLC, 277 Park Avenue, 44th Floor, New York, New York, 10172.

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
Interested Director
Darren Friedman
, our Chief Executive Officer, is a Partner at StepStone, working across the private equity and private debt businesses. Mr. Friedman co-Chairs the firm’s Private Equity Investment Committee and is a member of several Private Debt Investment Committees. He also co-leads the firm’s private equity co-investment practice and is a member of the private equity executive committee. Prior to joining StepStone in 2010, Mr. Friedman was a Managing Partner at Citi Private Equity, a US$10+ billion private equity and mezzanine asset management business. Before that he worked in the investment banking division at Salomon Smith Barney, where he managed the firm’s relationships with private equity funds and their portfolio companies, completing numerous capital market and M&A transactions. Mr. Friedman received his BS from the University of Illinois and MBA from the Wharton School of the University of Pennsylvania.
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
Independent Directors
Edward U. Gilpin
has served as Chief Financial Officer of AGL US DL Management LLC and AGL Private Credit Income Fund since October 2024. Prior to joining AGL, Mr. Gilpin, served as the Managing Director, Finance of Onex Falcon Investment Advisors, LLC (“
Onex Falcon
”) and Chief Financial Officer and Treasurer of Onex Falcon Direct Lending BDC Fund from April 2022 to October 2024. Mr. Gilpin has more than 30 years of experience in financial services. Prior to joining Onex Falcon full time, Mr. Gilpin was a financial consultant at Onex Falcon from June of 2021 to April of 2022. Mr. Gilpin was also a financial consultant at Advantage Capital Holdings, Inc. from January 2021 to May 2022, and was at BC Partners from April 2019 until March 2021, where he was the Chief Financial Officer of Portman Ridge Finance Corp. a public BDC, of BCPL a non-traded BDC, and of Mount Logan Capital a Canadian Public Company. Prior to joining BC Partners, Mr. Gilpin served as the Executive Vice President and Chief Financial Officer of KCAP Financial Inc. (NASDAQ: KCAP), an internally managed, publicly traded BDC from June 2012 to April 2019. Prior to KCAP, he served as Executive Vice President and Chief Financial Officer of Ram Holdings, Ltd. (NASDAQ: RAMR), a provider of financial guaranty reinsurance, and prior to that he was the Executive Vice President, Chief Financial Officer and Director of ACA Capital Holdings, Inc. (NYSE: ACA), a holding company that provided asset management services and credit protection products. Mr. Gilpin has also served as: Vice President in the Financial Institutions Group at Prudential Securities, Inc.’s investment banking division; CFO of WCA, an affiliate of ACA Capital, Director; Chief of Staff for MBIA Insurance Company; and Vice President in the Mutual Funds Department of BHC Securities, Inc. Mr. Gilpin holds an M.B.A. from Columbia University and a B.S. from St. Lawrence University.

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
Officers Who are Not Directors
Information regarding our executive officers who are not Directors, as well as our Corporate Secretary and Chief Compliance Officer, who are not executive officers of the Company, is as follows:

Name	Birth Year	Position
Joseph Cambareri	1978	Chief Financial Officer
Dean Caruvana	1988	Corporate Secretary (effective April 1, 2025)
Vikas Sharma	1979	Chief Compliance Officer
The address for each executive officer is c/o StepStone Private Credit Fund LLC, 277 Park Avenue, 44th Floor, New York, New York, 10172.

Joseph Cambareri
 is the Company’s Chief Financial Officer and served as the Company’s Corporate Secretary until April 1, 2025. He also serves as Chief Operating Officer of the Advisor and as a Managing Director and member of the private debt team at StepStone Group. Prior to joining StepStone Group in November 2022, Mr. Cambareri was the Chief Financial Officer of Credit Value Partners, a registered investment adviser focusing on high-yielding, stressed and distressed corporate debt investments, from November 2010 to September 2019 and March 2021 to November 2022. Prior to that, Mr. Cambareri was a Controller at Solar Capital Ltd., a publicly listed middle-market BDC, from May 2008 to October 2010. Before joining Solar Capital, Mr. Cambareri was a manager at Morgan Stanley in Loan Operations and Accounting. From September 2019 to March 2021, Mr. Cambareri was also the Chief Accounting Officer at Churchill Asset Management, a large private credit manager. Mr. Cambareri is a Certified Public Accountant and has a B.S. in Accounting and Finance and an MBA from New York University Stern School of Business.
Dean Caruvana
has been appointed to serve as the Company’s Corporate Secretary, effective April 1, 2025. Mr. Caruvana has served as General Counsel of StepStone Group Private Wealth LLC (“StepStone Private Wealth”) since July 2023 and Associate General Counsel of StepStone Group Real Assets LP since July 2023, where he is responsible for legal matters for StepStone Private Wealth and its investment products, with a focus on securities law and corporate governance matters. Prior to joining StepStone Private Wealth, Mr. Caruvana was Principal at Blue Owl Capital, where he was responsible for legal oversight of the firm’s BDCs. Mr. Caruvana previously was Vice President at BlackRock, Inc., where he focused on U.S. registered products including open-end funds, closed-end funds, exchange-traded funds and BDCs. Mr. Caruvana began his career an associate in the Asset Management group at Willkie Farr & Gallagher LLP. Mr. Caruvana received a B.S. in Accounting and Finance and a M.S. in Accounting from Wagner College and a J.D. from Cornell Law School.
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
Board of Directors’ Role in Risk Oversight
In general, the Advisor and the Company’s management are responsible for the day-to-day oversight and management of strategic, operational, legal, compliance, cybersecurity and financial risks. However, the Board has ultimate responsibility for the oversight of the risk management framework for the Company. The Board oversees and monitors enterprise risk management at the Company, including with respect to business continuity risk and cybersecurity and information security risk. Our Board of Directors performs its risk oversight function primarily through (a) its standing Audit Committee, which reports to the entire Board of Directors and is comprised solely of Independent Directors, and (b) active monitoring by our Chief Compliance Officer and of our compliance policies and procedures.
As described below in more detail under “Committees of the Board of Directors,” the Audit Committee assists our Board of Directors in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include reviewing the Company’s practices with respect to risk assessment and risk management, and risks related to matters including the Company’s financial statements and financial reporting processes and compliance. The Audit Committee also has oversight responsibility for financial reporting with respect to the Company’s major financial exposures and the steps management has taken to monitor and control such exposures, with respect to the Company’s valuation process, and also for the effectiveness of management’s enterprise risk management process that monitors and manages key business risks facing the Company. Our Audit Committee also monitors compliance with legal and regulatory requirements, and the members of the Audit Committee are responsible for reviewing and approving any related person transactions (as defined in Item 404 of Regulation S-K).

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
Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2024, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.
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

Insider Trading Policy and Prohibitions and Restrictions on Hedging and Pledging Transactions
The Company has adopted an Insider Trading Policy, which, among other things, governs the purchase, sale, and/or other disposition of the Company’s securities by the Company’s directors and officers, and which the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with all applicable insider trading laws, rules and regulations. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this annual report on Form 10-K.
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
Committees of the Board of Directors
Our Board of Directors has established an audit committee (the “Audit Committee”), and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) and may establish additional committees in the future. We do not have a compensation committee because our executive officers do not receive any direct compensation from us.
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
The Audit Committee’s responsibilities include, among other things:

•
overseeing and monitoring the valuation process for all of the Company’s portfolio securities for which market quotations are not readily available, including oversight of any valuation designee for the Company designated by the Board of Directors pursuant to Rule 2a-5 under the 1940 Act, in accordance with the valuation policy approved by the Board of Directors;

•	appointing, determining the compensation of and overseeing the work of our independent registered public accounting firm, as well as evaluating its independence and performance;

•	considering and approving, in advance, all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•
reviewing and discussing with management and the independent auditor, as appropriate, the adequacy and effectiveness of our internal control over financial reporting and our disclosure controls and procedures;

•	discussing with management our risk assessment and risk management policies and processes; and

•	establishing procedures for the receipt and treatment of complaints and reports of potential misconduct regarding our financial statements and auditing process.
Nominating and Corporate Governance Committee
The members of the Nominating and Corporate Governance Committee are Edward U. Gilpin, Julie Persily and Michael J. Zupon, each of whom is not considered an “interested person” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Zupon serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our Board of Directors. The Nominating and Corporate Governance Committee is responsible for, among other things, selecting, researching and nominating qualified nominees to be elected to the Board of Directors, selecting qualified nominees to fill any vacancies on our Board of Directors or a committee of the Board of Directors (consistent with criteria approved by our Board of Directors), developing and recommending to our Board of Directors a set of corporate governance guidelines and principles and overseeing the Company’s corporate governance generally, as well as the evaluation of our Board of Directors and our management.
The Nominating and Corporate Governance Committee periodically reviews, and recommends to our Board of Directors, the skills, experience, characteristics and other criteria for identifying and evaluating directors. Our Board of Directors expects directors to be open and forthright, to develop a deep understanding of the Company’s business, and to exercise sound judgment and courage in fulfilling their oversight responsibilities. Directors should embrace the Company’s values and culture and should possess the highest levels of integrity.
The Nominating and Corporate Governance Committee evaluates the composition of our Board of Directors annually to assess whether the skills, experience, characteristics and other criteria established by our Board of Directors are currently represented on our Board of Directors as a whole, and in individual directors, and to assess the criteria that may be needed in the future in light of the Company’s anticipated needs. Our Board of Directors and the Nominating and Corporate Governance Committee also actively seek to achieve a diversity of occupational and personal backgrounds on the board, including diversity with respect to race, gender, national origin, geography, sexual orientation, age, differences of viewpoint, professional experience, education, skill and other individual qualities and attributes. As part of the search process for each new director, the Nominating and Corporate Governance Committee endeavors to include members of underrepresented groups such as women, ethnic/racial minorities and LGBTQ in the pool of candidates (and instructs any search firm the Nominating and Corporate Governance Committee engages to do so), and interviews at least one woman and one racial or ethnic minority candidate. The Nominating and Corporate Governance Committee reviews the qualifications of director candidates and incumbent directors in light of the criteria approved by our Board of Directors and, if applicable, will recommend the Company’s candidates to our Board of Directors for election by the Company’s shareholders at the applicable annual meeting.
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

Compensation of Directors
The Company will not pay compensation to its directors who also serve in an executive officer capacity for the Company or the Advisor. For the fiscal year ended December 31, 2024, the Independent Directors received an annual fee of $50,000 (prorated for any partial year) for their service on the Board (including service on any committees). The Company is also authorized to pay the reasonable out-of-pocket expenses for each Independent Director incurred in connection with fulfillment of his or her duties as Independent Directors.
We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits. No compensation is paid by the Company to directors who are “interested persons.” The Board of Directors reviews and determines the compensation of Independent Directors.
The table below sets forth the compensation received by each director from the Company for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Edward U. Gilpin	$50,000	$—	$50,000
Julie Persily	$50,000	$—	$50,000
Michael J. Zupon	$50,000	$—	$50,000

(1)	All other compensation includes reimbursement of out-of-pocket expenses.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board of Directors and our Board of Directors does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.

Timing of Grants of Options

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during fiscal 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 1, 2025, certain ownership information with respect to the Shares for those persons who directly or indirectly own, control or hold with the power to vote more than 5.0% of our outstanding Shares and all of our officers and directors, individually and as a group. The address for each director and officer listed below is c/o StepStone Private Credit Fund LLC, 277 Park Avenue, 44th Floor, New York, New York, 10172. Beneficial ownership in the below table has been determined in accordance with Rule 13d-3 under the Exchange Act.

Percentage of Shares outstanding
Name	Type of ownership	Shares owned	Percentage
Darren Friedman	N/A	—	—
Ariel Goldblatt	N/A	—	—
Edward U. Gilpin	N/A	—	—
Julie Persily	N/A	—	—
Michael J. Zupon	N/A	—	—
Joseph Cambareri	N/A	—	—
Dean Caruvana	N/A	—	—
Vikas Sharma	N/A	—	—
All directors and officers as a group (8 persons)		—	—%

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

For the year ended December 31, 2024, the amount of Base Management Fee incurred was approximately $6.1 million. For the year ended December 31, 2024, the amount of Incentive Fee incurred was approximately $5.3 million.

The Advisor also serves as the Company’s administrator pursuant to the Administration Agreement and performs certain administrative, accounting and other services for the Company. In consideration of these administrative services, during the year ended December 31, 2024, the Company paid the Advisor the Administration Fee in an amount up to 0.30% on an annualized basis of the Company’s net assets. The Administration Fee is calculated based on the Company’s month-end net asset value (as of the close of business on the last calendar day of the applicable month) and payable monthly in arrears. The Administration Fee is an expense paid out of and based on the Company’s net assets, and there may be a conflict of interest when personnel of our Advisor assist in determining periodic fair values for our portfolio investments.

For the year ended December 31, 2024, the amount of administration expense incurred and invoiced by the Advisor for expenses under the Administration Agreement was $1,825,252.

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

For the year ended December 31, 2024, the amount of expense payments and reimbursement payments made to the Advisor pursuant to the Expense Limitation Agreement and the Amended Expense Limitation Agreement was $1,618,078.

The Advisor and the Sub-Advisor

The Advisor, the Advisor’s Investment Committee, the Sub-Advisor and its senior investment professionals and their respective affiliates provide or may provide investment advisory and other services to various entities. The Advisor, the Sub-Advisor and certain of their and StepStone Group’s investment professionals and other principals, including the Advisor’s Investment Committee, may also carry on substantial investment activities for their own accounts, for the accounts of family members and for other investment companies, pooled investment vehicles, and/or other accounts (including institutional clients, pension plans and certain high net worth individuals) (collectively, with the other accounts advised by the Advisor, the Sub-Advisor and their respective affiliates, “Other Accounts”). The Company has no interest in these activities. The Advisor, the Advisor’s Investment Committee, the Sub-Advisor and their respective affiliates may receive payments from Other Accounts or investment managers of Underlying Funds in connection with such activities. As a result of the foregoing, the Advisor and the Sub-Advisor, and the investment professionals who, on behalf of the Advisor and/or Sub-Advisor, will manage the Company’s investment portfolio will be engaged in substantial activities other than on behalf of the Company, may have differing economic interests in respect of such activities, and may have conflicts of interest in allocating their time and activity between the Company and Other Accounts. Such persons will devote only so much of their time as in their judgment is necessary and appropriate.

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

The 1940 Act imposes significant limits on co-investments with affiliates of the Company. The Advisor has applied for an exemptive order from the SEC that will permit the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Advisor and certain funds managed and controlled by the Advisor and its affiliates, subject to certain terms and conditions. There is no assurance that the co-investment exemptive order will be granted by the SEC. Pursuant to such order, the Board may establish Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other public or private StepStone funds that target similar assets. If an investment falls within the Board Criteria, the Advisor must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate in a co-investment opportunity, depending on whether the Advisor determines that the investment is appropriate for the Company (e.g., based on investment strategy). The Advisor will allocate the co-investment in such proportions as the Advisor deems appropriate from time to time in accordance with its allocation policy under the 1940 Act. If the Advisor determines that such investment is not appropriate for the Company, the investment will not be allocated to us, but the Advisor will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly Board meeting.

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

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

The following table provides information regarding the fees billed by Ernst & Young LLP for work performed for the fiscal year ended December 31, 2024 and the fiscal period ended December 31, 2023 or attributable to the audit of the Company’s related 2024 or 2023 financial statements:

	Fiscal Year Ended December 31, 2024	Fiscal Period Ended December 31, 2023
Audit Fees	$300,000	$240,000
Audit Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—

Total Fees	$300,000	$240,000

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

Audit Related Fees. Audit related fees are assurance related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation.

Tax Fees. Tax fees include corporate and subsidiary compliance and consulting.

All Other Fees. Fees for other services would include fees for products and services other than the services reported in “Audit Fees”, “Audit Related Fees” and “Tax Fees” above. During the fiscal year ended December 31, 2024 and the fiscal period ended December 31, 2023, Ernst & Young LLP billed aggregate non-audit fees of $6,140,221 and $586,882, respectively, for services rendered to the Advisor and affiliates of the Advisor.

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

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated are required to report any pre-approval decisions to the Audit Committee at a subsequent meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered accounting firm to management. During 2024 and 2023, 100% of the Company’s audit fees, audit-related fees, tax fees and fees for other services provided by the Company’s independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

(b)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Participation and Assignment Agreement, dated as of April 3, 2023, between SC Co-Investments Private Debt Fund L.P. and SPV Facility I LLC.^ (2)

3.1	Certificate of Formation of the Company.(1)

3.2	Limited Liability Company Agreement of the Company.(1)

4.1	Description of Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.(13)

10.1	Form of Subscription Agreement of the Company.(3)

10.2	Investment Advisory Agreement, dated as of April 3, 2023.(2)

10.3	Sub-Advisory Agreement, dated as of April 3, 2023.(2)

10.4	Administration Agreement, dated as of April 3, 2023.(2)

10.5	Expense Limitation and Reimbursement Agreement, dated as of April 3, 2023.(2)

10.6	Custody Agreement, dated as of March 29, 2023, by and between the Company and UMB Bank, N.A.(2)

10.7	Dividend Reinvestment Plan of the Company.(2)

10.8	Loan and Servicing Agreement, among the Company, SPV Facility I LLC, as the borrower, the lenders from time to time party thereto, and Massachusetts Mutual Life Insurance Company as the administrative agent and the facility servicer, dated as of April 3, 2023.(2)

10.9	Loan and Security Agreement, dated as of May 1, 2023, among StepStone Great Lakes SPV Facility II LLC, as the borrower, the Company, as the manager, Bank of Montreal, as the administrative agent and as the collateral agent, and each of the lenders from time to time party thereto.(4)

10.10	Sourcing and Servicing Agreement, dated as of May 1, 2023, by and between Bank of Montreal and StepStone Great Lakes SPV Facility II LLC.(4)

10.11	Master Participation Agreement, dated as of May 1, 2023, by and between Bank of Montreal and StepStone Great Lakes SPV Facility II LLC.(4)

10.12	Amendment No. 1 to Loan and Security Agreement, dated as of July 3, 2023, among the Company, StepStone Great Lakes SPV Facility II LLC, and Bank of Montreal, as a lender and as administrative agent.(5)

10.13	First Amendment to Loan and Servicing Agreement, dated as of September 26, 2023, among the Company, SPV Facility I LLC, as the borrower, the lenders party thereto, and Massachusetts Mutual Life Insurance Company, as the administrative agent.(6)

10.14	Amended and Restated Expense Limitation and Reimbursement Agreement, dated as of November 8, 2023.(7)

10.15	Loan and Security Agreement, dated as of December 1, 2023, by and among the Company, as Collateral Manager and as Equityholder, StepStone SPV Facility III LLC, as Borrower, each of the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and UMB Bank, National Association, as Collateral Agent.(8)

10.16	Letter Agreement, dated March 14, 2024, Relating to Extension of Limitation Period Under Amended and Restated Expense Limitation and Reimbursement Agreement.(9)

10.17	Amendment No. 1 to Loan and Security Agreement, dated as of October 31, 2024, by and among the Company, as collateral manager and as equityholder, StepStone SPV Facility III LLC, as borrower, and Wells Fargo Bank, National Association, as administrative agent and lender.^(10)

10.18	Purchase Agreement, dated December 18, 2024, by and among StepStone CLO 2024-I LLC, as issuer, StepStone Private Credit Fund LLC, as retention holder, and Wells Fargo Securities, LLC, as initial purchaser.(11)

10.19	Indenture, dated as of January 15, 2025, by and between StepStone CLO 2024-I LLC, as issuer, and UMB Bank, National Association, as trustee.^(12)

10.20	Collateral Management Agreement, dated as of January 15, 2025, by and between StepStone CLO 2024-I LLC, as issuer, and StepStone Private Credit Fund LLC, as collateral manager.(12)

10.21	Master Loan Sale Agreement, dated as of January 15, 2025 by and between StepStone Private Credit Fund LLC, as seller, and StepStone CLO 2024-I, as issuer.^(12)

10.22	Master Participation Agreement for Par/Near Par Trades, dated as of January 15, 2025, by and among StepStone CLO 2024-I LLC, as buyer, and StepStone Private Credit Fund LLC, SPV Facility I LLC and StepStone SPV Facility III LLC, as sellers.^(12)

10.23	Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2025, by and among the Company, as collateral manager and as equityholder, StepStone SPV Facility III LLC, as borrower, Wells Fargo Bank, NationalAssociation, as administrative agent and lender, and Raymond James Bank, as a lender.^(14)

10.24	Amended and Restated Administration Agreement, dated as of March 25, 2025.*

10.25	Letter Agreement, dated March 25, 2025, Relating to Extension of Limitation Period Under Amended and Restated Expense Limitation and Reimbursement Agreement.*

19.1	Insider Trading Policy.*

21.1	List of Subsidiaries of the Company.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document).*

^

Schedules and/or exhibits to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10 (File No. 000-56505), filed on December 30, 2022 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56505) filed on April 19, 2023 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10 (File No. 000-56505) filed on May 23, 2023 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on May 5, 2023 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on July 3, 2023 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on September 29, 2023 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 814-01624) filed on November 13, 2023 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on December 6, 2023 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on March 15, 2024 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on November 1, 2024 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on December 20, 2024 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on January 17, 2025 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 814-01624) filed on March 25, 2024 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on February 28, 2025 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2025	STEPSTONE PRIVATE CREDIT FUND LLC

	By:	/s/ Darren Friedman
Darren Friedman
Chairperson
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2025	By:	/s/ Darren Friedman
Darren Friedman Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2025	By:	/s/ Joseph Cambareri
Joseph Cambareri Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 28, 2025	By:	/s/ Ariel Goldblatt
Ariel Goldblatt Director

Date: March 28, 2025	By:	/s/ Edward U. Gilpin
Edward U. Gilpin Director

Date: March 28, 2025	By:	/s/ Julie Persily
Julie Persily Director

Date: March 28, 2025	By:	/s/ Michael J. Zupon
Michael J. Zupon Director

220