Form 10-Q
period 2025-03-31
Stepstone Private Credit Fund LLC
filed 2025-05-14
CIK 1950803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of April 30, 2025, the registrant had 43,707,844 shares of its limited liability company interests outstanding.

STEPSTONE PRIVATE CREDIT FUND LLC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION
StepStone Private Credit Fund LLC
Consolidated Statements of Assets and Liabilities

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments in securities of unaffiliated issuers at fair value (cost $1,885,788,180 and $1,567,755,924, respectively)	$1,888,682,456	$1,570,542,072
Cash and cash equivalents	571,551	1,875,772
Restricted cash and restricted cash equivalents	42,326,954	29,368,356
Interest receivable	14,249,163	11,271,653
Prepaid and other assets	612,789	—
Due from affiliate	300,016	14
Receivable from Advisor	—	731,511

Total assets	$1,946,742,929	$1,613,789,378

Liabilities
Lines of credit (net of unamortized debt issuance costs of $10,979,897 and $7,466,444, respectively)	$657,831,138	$654,704,091
Debt securitization (net of unamortized debt issuance costs of $1,693,491 and $0, respectively)	172,306,509	—
Distributions payable	27,750,043	22,954,070
Repurchase offer payable	7,503,930	1,742,364
Interest payable	4,393,859	4,513,417
Management fee payable	2,528,232	2,166,986
Incentive fee payable	2,301,000	1,982,658
Directors’ fees payable	37,500	37,500
Payables for investments purchased	20,878	7,554,592
Accrued expenses	2,272,194	1,748,406

Total liabilities	$876,945,283	$697,404,084

Commitments and contingencies (Note 8); Recoupments (Note 3)
Net assets
Shares, no par value, unlimited shares authorized, 41,129,462 and 35,246,926, respectively, shares issued and outstanding	$1,069,930,686	$915,356,301
Distributable earnings (accumulated loss)	(133,040)	1,028,993

Total net assets	$1,069,797,646	$916,385,294

Total liabilities and net assets	$1,946,742,929	$1,613,789,378

Net asset value per share	$26.01	$26.00

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Investment Income
Interest income on investments in securities of unaffiliated issuers	$45,107,767	$21,392,779
Payment in-kind interest on investments in securities of unaffiliated issuers	495,171	120,115

Total investment income	$45,602,938	$21,512,894

Expenses
Interest expense	$11,587,759	$7,531,462
Management fee	2,528,232	983,189
Income incentive fee	2,147,772	837,526
Capital gains-based incentive fee	9,259	35,198
Administration fee	748,566	296,454
Professional fees	569,551	337,580
Legal fees	101,902	667,738
Custody fees	68,662	28,654
Directors’ fees	37,500	50,000
Other expenses	592,342	423,035

Total expenses	$18,391,545	$11,190,836
Less expense (recoupment) support payments (to) by the Advisor (Note 3)	$(731,511)	$24,357

Net expenses	$19,123,056	$11,166,479
Net investment income	$26,479,882	$10,346,415

Realized and unrealized gain (loss) allocated from investments in securities of unaffiliated issuers
Net realized gain (loss) from investments in securities of unaffiliated issuers	$—	$320,354
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	108,128	505,973

Net gain (loss) from investments in securities of unaffiliated issuers	$108,128	$826,327

Net Increase (Decrease) in Net Assets Resulting from Operations	$26,588,010	$11,172,742

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Limited Liability Company Interests		Total Distributable Earnings (Accumulated Loss)
	Number of Shares	Shares Transactions		Total Net Assets
Three Months Ended March 31, 2025
Balance, December 31, 2024	35,246,926	$915,356,301	$1,028,993	$916,385,294
Net investment income	—	—	26,479,882	26,479,882
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	—	—
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	108,128	108,128
Distributions	—	—	(27,750,043)	(27,750,043)
Issuance of Shares	6,171,048	162,078,315	—	162,078,315
Repurchase of Shares	(288,512)	(7,503,930)	—	(7,503,930)

Balance, March 31, 2025	41,129,462	$1,069,930,686	$(133,040)	$1,069,797,646

Three Months Ended March 31, 2024
Balance, December 31, 2023	12,950,280	$333,712,935	$(328,805)	$333,384,130
Net investment income	—	—	10,346,415	10,346,415
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	320,354	320,354
Net unrealized appreciation from investments in securities of unaffiliated issuers	—	—	505,973	505,973
Distributions	—	—	(10,777,485)	(10,777,485)
Issuance of Shares	3,630,467	94,427,356	—	94,427,356

Balance, March 31, 2024	16,580,747	$428,140,291	$66,452	$428,206,743

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Operating activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$26,588,010	$11,172,742
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by/(used in) operating activities:
Purchases of investments	(370,032,619)	(233,102,832)
Proceeds from sales, exits and repayments of investments	54,167,636	36,432,810
Payment-in-kind interest capitalized	(589,264)	(245,655)
Accretion of original issue discount and amortized premiums on investments	(1,578,009)	(438,499)
Amortization of debt issuance costs	794,888	300,248
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	(320,354)
Net change in unrealized (appreciation) depreciation from investments in securities of unaffiliated issuers	(108,128)	(505,973)
Changes in Assets and Liabilities:
(Increase)/decrease in interest receivable	(2,977,510)	(3,903,470)
(Increase)/decrease in prepaid and other assets	(612,789)	—
(Increase)/decrease in due from affiliate	(300,002)	—
(Increase)/decrease in receivable from Advisor	731,511	(24,356)
(Increase)/decrease in receivables for investments sold	—	(5,836,744)
Increase/(decrease) in interest payable	(119,558)	1,051,443
Increase/(decrease) in management fee payable	361,246	207,174
Increase/(decrease) in incentive fee payable	318,342	282,222
Increase/(decrease) in payables for investments purchased	(7,533,714)	(2,757,335)
Increase/(decrease) in accrued expenses	523,788	1,216,596

Net cash provided by/(used in) operating activities	$(300,366,172)	$(196,471,983)

Financing activities
Proceeds from issuance of shares	$151,021,565	$88,255,000
Repurchase of shares	(1,742,364)	—
Distributions, net of distribution reinvestment plan and change in distributions payable	(11,897,320)	(1,745,326)
Borrowings under lines of credit	245,000,000	212,000,000
Repayments to lines of credit	(238,500,000)	(88,500,000)
Borrowings of debt securitization	174,000,000	—
Debt issuance costs paid	(5,861,332)	—

Net cash provided by/(used in) financing activities	$312,020,549	$210,009,674

Net increase/(decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	$11,654,377	$13,537,691
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of the period	31,244,128	18,923,796

Cash and cash equivalents and restricted cash and restricted cash equivalents at end of the period	$42,898,505	$32,461,487

Supplemental information and non-cash activities
Interest paid on lines of credit	$10,912,429	$6,179,771
Issuance of shares in connection with distribution reinvestment plan	11,056,750	6,672,356
Investments purchased through participation agreements	—	7,800,000
Borrowings incurred through participation agreements	—	7,800,000
Reconciliation to the Consolidated Statement of Assets and Liabilities
Cash and cash equivalents	$571,551	$16,003,645
Restricted cash and restricted cash equivalents	42,326,954	16,457,842

Total cash and cash equivalents and restricted cash and restricted cash equivalents	$42,898,505	$32,461,487

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured
Advertising
Carnegie Dartlet, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	0.500%		2/7/2030	$42,000	$41,278	$42,000	0.00%
Carnegie Dartlet, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.824%		2/7/2030	504,602	498,076	491,573	0.04%
Carnegie Dartlet, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.824%		2/7/2030	5,100	4,346	5,100	0.00%
Finn Partners, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.949%		7/1/2026	1,667,020	1,659,570	1,663,638	0.15%
Finn Partners, Inc. Second Amendment Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.65% / 1.00%	10.949%		7/1/2026	3,232,523	3,210,423	3,206,336	0.30%
Kite Midco II LTD Term Loan B1	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.433%		11/19/2031	5,290,056	5,213,654	5,204,871	0.49%
Kite Midco II LTD Term Loan B1	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.00%	9.433%		11/19/2031	5,290,056	5,213,654	5,204,871	0.49%
Kite Midco II LTD Term Loan B2	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.00% / 0.00%	0.000%		11/19/2031	—	(9,452)	(1,432)	0.00%
Kite Midco II LTD Term Loan B2	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.000%		11/19/2031	—	(9,452)	(1,432)	0.00%
Minds Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.500%		10/29/2029	—	(4,295)	(151)	0.00%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.549%		5/3/2029	7,955,063	7,921,418	7,906,253	0.74%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.549%		5/3/2029	3,391,500	3,369,289	3,370,691	0.32%

							$27,108,509	$27,092,318	2.53%
Aerospace & Defense
Aviation Technical Services, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.07%		7/12/2029	$200,000	$196,768	$196,189	0.02%
Aviation Technical Services, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.05%		7/12/2029	588,521	584,763	583,661	0.06%
Aviation Technical Services, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.05%		7/12/2029	3,391,479	3,367,706	3,363,471	0.31%
Heads Up Technologies, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.95%		8/10/2028	4,899,498	4,859,156	4,899,498	0.46%
PAG Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 3.75% / 1.00%	11.25%		12/21/2029	245,266	234,120	240,214	0.02%
PAG Holding Corp. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	9.05%		12/21/2029	11,217,300	11,117,199	11,171,083	1.04%
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		2/15/2029	—	(18,575)	—	0.00%
PPW Aero Buyer, Inc. Delayed Draw Term Loan-1	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.80%		2/15/2029	2,387,167	2,367,400	2,387,167	0.22%
PPW Aero Buyer, Inc. Term Loan (Whitcraft LLC )	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	10.81%		2/15/2029	4,924,623	4,924,623	4,924,623	0.46%
Sigma Defense Systems LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.90% / 1.00%	11.23%		12/18/2027	1,767,779	1,738,095	1,736,189	0.16%
Sigma Defense Systems LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.75% / 1.00%	11.05%		12/18/2027	57,692	56,288	57,484	0.01%

							$29,427,543	$29,559,579	2.76%
Air Freight & Logistics
AMEX Holding III Corp Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	0.00 9.99	% / %	3/31/2028	$221,989	$220,780	$195,016	0.02%
AMEX Holding III Corp Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	0.00 9.99	% / %	3/31/2028	4,992,354	4,965,944	4,385,757	0.41%
Gulf Winds International Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.60% / 1.00%	11.92%		12/16/2028	4,912,060	4,912,060	4,906,323	0.46%
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		7/22/2030	—	(1,159)	(1,235)	0.00%
Solairus Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.35% / 1.00%	9.15%		7/22/2030	1,189,477	1,168,112	1,189,477	0.11%
Solairus Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 5.35% / 1.00%	9.15%		7/22/2030	3,225,655	3,225,655	3,225,655	0.30%
Solairus Holdings, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		1/24/2029	—	296	276	0.00%

							$14,491,688	$13,901,269	1.30%
Alternative Carriers
Meriplex Communications, Ltd. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.10% / 0.75%	9.42%		7/17/2028	$1,743,128	$1,743,128	$1,743,128	0.16%
Meriplex Communications, Ltd. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 0.75%	9.42%		7/17/2028	3,194,209	3,194,209	3,194,209	0.30%

							$4,937,337	$4,937,337	0.46%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets

Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Apparel Retail
Brightmore Brands LLC Original Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 9.42% / 1.50%	13.73%	9/10/2029	$6,590,084	$6,499,496	$6,522,790	0.61%
Brightmore Brands LLC Original Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 9.42% / 1.50%	13.73%	9/10/2029	3,400,000	3,351,595	3,365,281	0.31%

						$9,851,091	$9,888,071	0.92%
Apparel, Accessories & Luxury Goods
Halo Buyer, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.32%	8/7/2029	$11,872,292	$11,644,260	$11,634,846	1.09%
Halo Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	6.00%	8/7/2029	89,042	54,531	85,798	0.01%

						$11,698,791	$11,720,644	1.10%
Application Software
Anaplan, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 0.75%	9.30%	6/21/2029	$4,987,500	$4,968,510	$4,979,707	0.47%
Aptean Acquiror Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.55%	1/30/2031	103,597	43,323	103,597	0.01%
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/30/2031	—	(10,905)	(11,195)	0.00%
Aptean Acquiror Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/30/2031	—	(1,395)	(2,169)	0.00%
Aptean Acquiror Inc. Specified Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/30/2031	—	—	(12,591)	0.00%
Aptean Acquiror Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.56%	1/30/2031	355,604	306,754	355,604	0.03%
Aptean Acquiror Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.56%	1/30/2031	4,932,962	4,894,725	4,932,962	0.46%
ARI Network Services, Inc. Third Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.32%	8/28/2026	3,421,774	3,386,821	3,381,205	0.32%
BASYS LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	9.05%	12/9/2027	4,809,904	4,786,528	4,809,904	0.45%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.06%	2/9/2027	5,367,856	5,325,741	5,314,177	0.50%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.06%	2/9/2027	3,394,290	3,366,430	3,360,347	0.31%
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.81%	11/19/2029	54,942	54,247	54,942	0.01%
Echo Purchaser, Inc. Term Loan (Exostar)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 0.75%	9.82%	11/19/2029	641,032	635,311	630,817	0.06%
Einstein Parent, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/22/2031	—	(19,420)	(882)	0.00%
Einstein Parent, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 0.75%	10.79%	1/22/2031	9,687,940	9,501,928	9,494,181	0.89%
Everbridge Holdings, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.31%	7/2/2031	5,541,667	5,516,485	5,508,827	0.51%
Everbridge Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.31%	7/2/2031	543,083	539,010	541,909	0.05%
Everbridge Holdings, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/2/2031	—	(2,496)	(470)	0.00%
GS Acquisitionco, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.55%	5/25/2028	3,181,999	3,171,709	3,181,999	0.30%
GS Acquisitionco, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 5.25% / 1.00%	5.25%	5/25/2028	—	(5,634)	(4,806)	0.00%
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.25% / 1.00%	9.55%	5/25/2028	349,308	342,277	349,308	0.03%
LeadVenture, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.32%	7/3/2030	298,511	291,006	295,868	0.03%
LeadVenture, Inc. Revolver	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.32%	8/28/2026	443,350	439,371	440,247	0.04%
LeadVenture, Inc. Supplemental No. 4 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.29%	8/28/2026	4,432,332	4,413,256	4,374,579	0.41%
Legal Spend Holdings, LLC 2nd Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.05%	5/14/2029	254,868	254,868	254,868	0.02%
Legitscript LLC Delayed Draw Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	10.07%	6/24/2029	99,521	98,343	99,521	0.01%
Legitscript LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	10.07%	6/24/2029	3,880,353	3,835,982	3,843,953	0.36%
Mountain Parent, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/27/2031	—	(5,220)	(1,063)	0.00%
Mountain Parent, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	9.08%	6/27/2031	5,683,873	5,632,464	5,620,803	0.53%
Mountain Parent, Inc. Revolving Credit Facility	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	6/27/2031	—	(5,574)	(567)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Application Software (continued)
NinjaTrader Group, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.96%	12/18/2026	3,540,209	3,522,843	3,506,569	0.33%
NMI Acquisitionco, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 0.75%	9.42%	9/6/2028	1,151,512	1,134,529	1,150,661	0.11%
NMI Acquisitionco, Inc. October 2021 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 0.75%	9.42%	9/6/2028	351,538	346,353	345,037	0.03%
NMI Acquisitionco, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/6/2028	—	(4,855)	(6,145)	0.00%
NMI Acquisitionco, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 0.75%	9.42%	9/6/2028	1,887,755	1,859,914	1,852,844	0.17%
Optimizely North America Inc. (USD) Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/30/2031	—	(11,593)	(1,654)	0.00%
Optimizely North America Inc. (USD) Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.32%	10/30/2031	12,768,000	12,648,631	12,622,824	1.18%
Pacific Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.25% / 1.00%	10.56%	10/2/2028	105,370	103,824	102,144	0.01%
Pacific Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.53%	10/2/2028	1,947,183	1,906,719	1,911,689	0.18%
Pacific Purchaser, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2028	—	—	(4,301)	0.00%
PDI TA Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/3/2031	—	(1,342)	—	0.00%
PDI TA Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.48% / 0.75%	9.79%	2/3/2031	675,712	674,087	669,542	0.06%
PDI TA Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.48% / 0.75%	9.79%	2/3/2031	5,187,844	5,148,109	5,140,469	0.48%
PDI TA Holdings, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.79%	2/3/2031	74,667	74,667	69,553	0.01%
PracticeTek Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.04%	8/30/2029	28,101	25,628	23,304	0.00%
PracticeTek Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	10.04%	8/30/2029	1,954,120	1,927,157	1,923,628	0.18%
Spark Purchaser, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/1/2030	—	—	(25,064)	0.00%
Spark Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.83%	4/1/2031	1,758,033	1,726,703	1,721,310	0.16%
Spark Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 0.75%	9.83%	4/1/2031	3,391,479	3,327,026	3,320,636	0.31%
Superjet Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.80%	5/23/2030	684,985	635,874	681,529	0.06%
Superjet Buyer, LLC Initial Term Loan (EFI Productivity Software)	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.76% / 0.75%	10.06%	12/30/2027	1,502,938	1,499,060	1,502,938	0.14%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.80%	5/23/2030	1,496,082	1,482,878	1,481,641	0.14%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 0.75%	9.80%	5/23/2030	3,391,457	3,360,765	3,358,721	0.31%
Synchronoss Technologies, Inc. Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 2.50%	9.90%	6/28/2028	4,906,250	4,697,636	4,660,371	0.44%
Tau Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	9.06%	1/31/2032	60,978	53,244	53,355	0.00%
Tau Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/31/2032	—	(5,584)	(5,717)	0.00%
Tau Buyer, LLC Term B Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	9.05%	1/31/2032	4,382,767	4,340,959	4,338,940	0.40%
TCP Hawker / TimeClock Plus 11/24 9th Amendment Rollover Incremental Term Loan 12/24	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.33%	8/30/2029	464,515	461,647	460,874	0.04%
TCP Hawker Intermediate LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	—	(878)	(243)	0.00%
TCP Hawker Intermediate LLC Ninth Amendment DDTL 11/24	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	—	(349)	(577)	0.00%
TCP Hawker Intermediate LLC Ninth Amendment Incremental Term Loan 11/24	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.30%	8/30/2029	17,396	17,247	17,092	0.00%
Trintech Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.82%	7/25/2029	4,937,500	4,860,278	4,850,112	0.45%

						$117,565,622	$117,617,664	10.99%
Asset Management & Custody Banks
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	9.07%	12/23/2027	$1,361,999	$1,355,222	$1,361,999	0.13%
Allworth Financial Group, L.P. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/23/2027	—	(2,641)	—	0.00%
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.55%	7/28/2029	4,795,791	4,782,553	4,795,791	0.45%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Asset Management & Custody Banks (continued)
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/30/2029	—	(21,540)	(22,676)	0.00%
Cerity Partners Equity Holding LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.56%	7/28/2028	614,315	612,461	614,315	0.06%
Cerity Partners Equity Holding LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.56%	7/28/2029	4,647,054	4,647,054	4,647,054	0.43%
Congress Buyer, Inc. Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/30/2029	—	—	(349)	0.00%
Danforth Global, Inc. Delayed Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.55%	12/9/2027	539,049	532,153	539,049	0.05%
Danforth Global, Inc. First Amendment Additional Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.56%	12/9/2027	285,947	282,795	282,262	0.03%
Danforth Global, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.55%	12/9/2027	451,996	446,643	446,171	0.04%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.57%	12/9/2027	5,691,054	5,625,990	5,618,896	0.53%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.56%	12/9/2027	688,021	679,630	679,061	0.06%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.56%	12/9/2027	895,500	885,574	883,838	0.08%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.56%	12/9/2027	3,391,479	3,345,464	3,347,312	0.31%
Danforth Global, Inc. Third Amendment Additional Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.54%	12/9/2027	478,200	472,296	478,200	0.04%
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.69%	12/22/2028	3,066,409	3,036,022	3,066,409	0.29%
Obra Capital, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.61% / 1.00%	11.93%	6/21/2029	7,481,250	7,351,672	7,336,892	0.69%
Petra Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	9.95%	11/15/2030	598,500	582,503	594,348	0.06%
Petra Borrower, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.04%	11/15/2030	3,217,500	3,157,339	3,153,451	0.29%
Petra Borrower, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 10.07% / 1.00%	10.07%	11/15/2029	425,000	417,019	423,337	0.04%
PMA Parent Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.55%	1/31/2031	4,186,500	4,148,783	4,147,955	0.39%
PMA Parent Holdings, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	1/31/2031	—	(2,902)	—	0.00%
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.29%	10/2/2028	3,775,587	3,769,187	3,764,043	0.35%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.32%	10/4/2028	1,148,127	1,143,490	1,144,617	0.11%
Wealth Enhancement Group, LLC May 2022 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.31%	10/4/2028	1,980,851	1,980,851	1,961,042	0.18%
Wealth Enhancement Group, LLC Revolver Incremental 12/24	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	2/10/2028	—	—	(37)	0.00%
Wealth Enhancement Group, LLC_Delayed Draw Term Loan 12/24	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	2/10/2028	—	15,557	15,827	0.00%

						$49,243,175	$49,278,807	4.61%
Auto Parts & Equipment
ETE Intermediate II LLC Amendment No. 2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.72%	5/29/2029	$157,143	$155,180	$155,179	0.01%
ETE Intermediate II LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.50% / 1.00%	10.82%	5/29/2029	55,000	49,943	48,924	0.00%
ETE Intermediate II LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	10.81%	5/29/2029	1,929,911	1,889,335	1,880,165	0.18%
M&D MidCo, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.46%	8/31/2028	1,749,915	1,730,582	1,701,843	0.16%
M&D MidCo, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.44%	8/31/2028	586,112	578,780	586,112	0.05%
M&D MidCo, Inc. Term Loan Third Amendment	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.45%	12/31/2032	366,897	364,838	366,897	0.03%
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2028	—	1,202	1,298	0.00%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.82%	5/17/2029	1,052,175	1,056,759	1,057,380	0.10%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.82%	5/17/2029	1,052,175	1,043,086	1,057,380	0.10%
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 0.00%	0.50%	5/17/2029	396,105	391,340	396,105	0.04%
Premier Tires & Service Acquisition, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.82%	5/17/2029	291,155	288,569	291,155	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Auto Parts & Equipment (continued)
Premier Tires & Service Acquisition, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.82%	6/6/2025	923,175	920,262	913,887	0.09%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.82%	5/17/2029	1,707,009	1,707,009	1,707,009	0.16%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.82%	5/17/2029	3,205,491	3,205,491	3,205,491	0.30%
Transgo, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 2.00%	10.07%	12/29/2028	2,247,839	2,219,067	2,226,451	0.21%
Transgo, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 2.00%	10.07%	12/29/2028	3,296,483	3,266,137	3,265,117	0.31%
Transgo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 2.00%	0.50%	12/29/2028	—	—	(1,795)	0.00%
Truck-Lite Co., LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2031	397,227	388,726	388,048	0.04%
Truck-Lite Co., LLC Initial Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 0.75%	10.05%	2/13/2030	41,481	32,948	32,288	0.00%
Truck-Lite Co., LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	10.07%	2/13/2031	5,698,000	5,638,458	5,613,524	0.52%

						$24,927,712	$24,892,458	2.33%
Automobile Manufacturers
JHCC Holdings LLC 2021-A Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.55%	9/9/2027	$900,623	$896,822	$900,623	0.08%
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.55%	9/9/2027	797,147	791,325	797,147	0.07%
JHCC Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.55%	9/9/2027	4,024,377	4,016,301	4,024,377	0.38%
JHCC Holdings LLC_Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 1.00% / 1.00%	1.00%	9/9/2027	204,811	202,484	204,792	0.02%

						$5,906,932	$5,926,939	0.55%
Building Products
AllMark Acquisition, LLC Initial Term Loan (AllMark Door)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.80%	5/4/2028	$4,911,616	$4,882,470	$4,797,210	0.45%
Arch Cutting Tools Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.85% / 0.00%	9.15%	4/1/2026	4,897,320	4,889,243	4,877,656	0.46%
Big Top Holdings, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/1/2030	—	(1,482)	—	0.00%
Big Top Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.04%	3/1/2030	2,426,334	2,378,114	2,382,660	0.22%
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.32%	11/8/2029	794,306	787,243	794,306	0.07%
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 1.00%	10.32%	11/8/2029	97,883	96,996	97,883	0.01%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.32%	11/8/2029	191,554	190,057	189,840	0.02%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.32%	11/8/2029	1,554,398	1,534,791	1,540,490	0.15%
Vybond Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/3/2032	—	(17,400)	(17,805)	0.00%
Vybond Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.29%	2/3/2032	9,393,224	9,257,211	9,252,326	0.86%
Vybond Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/3/2032	—	(26,109)	(1,649)	0.00%

						$23,971,134	$23,912,917	2.24%
Commodity Chemicals
Guy Chemical Company, LLC U.S. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.85% / 1.00%	9.17%	11/9/2027	$4,899,244	$4,865,469	$4,899,244	0.46%
Communications Equipment
Owl Cyber Defense Solutions, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/11/2029	$—	$(8,404)	$—	0.00%
Owl Cyber Defense Solutions, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.07%	9/11/2029	688,021	681,973	678,993	0.06%
Owl Cyber Defense Solutions, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.07%	9/11/2029	2,317,147	2,274,121	2,286,742	0.22%
Owl Cyber Defense Solutions, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.07%	9/11/2029	3,391,479	3,361,412	3,346,976	0.31%

						$6,309,102	$6,312,711	0.59%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Construction & Engineering
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.00%	0.75%	6/30/2030	$—	$(11,505)	$(17,347)	0.00%
Ambient Enterprises Holdco LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/7/2029	—	(1,736)	—	0.00%
Ambient Enterprises Holdco LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.05%	6/28/2030	6,793,071	6,688,661	6,683,816	0.62%
Ambient Enterprises Holdco LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.05%	6/30/2030	6,326,854	6,252,818	6,230,650	0.58%
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.65% / 0.75%	9.95%	7/31/2026	525,652	522,983	487,699	0.05%
Best Roofing Services LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.30%	4/2/2029	5,104,478	5,019,159	4,992,548	0.47%
Best Roofing Services LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/2/2029	—	—	(19,637)	0.00%
Diverzify Intermediate LLC Second Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.01% / 1.00%	10.31%	5/11/2027	485,929	483,913	483,411	0.05%
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	6M SOFR + 6.01% / 1.00%	10.30%	5/11/2027	4,413,368	4,393,235	4,383,217	0.41%
Eskola LLC Delayed Draw Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.50%	9.94%	12/19/2029	2,907,542	2,884,809	2,889,361	0.27%
Eskola LLC Delayed Draw Term B Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	12/19/2029	—	(21,751)	(25,517)	0.00%
Eskola LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.50%	9.96%	12/19/2029	8,141,117	8,073,756	8,064,771	0.75%
ESP Associates, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.60% / 1.00%	10.93%	7/24/2028	1,480,282	1,461,752	1,447,314	0.14%
ESP Associates, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.60% / 1.00%	10.93%	7/24/2028	3,300,000	3,245,849	3,226,504	0.30%
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/7/2028	—	(27,646)	—	0.00%
G-A-I Consultants, Inc. First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 1.00%	9.92%	10/7/2028	2,938,322	2,896,296	2,891,651	0.27%
G-A-I Consultants, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 0.50% / 1.00%	0.50%	10/7/2028	414,474	406,237	414,474	0.04%
HP RSS Buyer, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.33%	12/11/2029	676,836	674,942	672,591	0.06%
HP RSS Buyer, Inc. General Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.33%	12/11/2029	435,574	432,856	432,842	0.04%
HP RSS Buyer, Inc. Special Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.33%	12/11/2029	144,670	144,670	143,762	0.01%
Kelso Industries LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 5.75% / 1.00%	5.75%	12/26/2029	—	(58,412)	19,529	0.00%
Kelso Industries LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.07%	12/30/2029	824,404	818,614	816,160	0.08%
Kelso Industries LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.07%	12/30/2029	7,547,362	7,478,142	7,471,888	0.70%
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.54%	2/7/2031	44,358	43,932	44,358	0.00%
KENE Acquisition, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.54%	2/7/2031	958,138	958,138	958,138	0.09%
MKD Electric, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.25% / 1.25%	10.57%	5/31/2029	885,870	861,760	885,870	0.08%
MKD Electric, LLC Sea-Tac Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.25%	10.57%	5/31/2029	2,600,000	2,549,088	2,549,031	0.24%
MKD Electric, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.25%	10.57%	5/31/2029	8,630,158	8,485,863	8,451,472	0.79%
MKD Electric, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.25% / 1.25%	10.57%	5/31/2029	3,400,000	3,337,602	3,329,603	0.31%
MOREgroup Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	1/16/2030	1,163,312	1,148,396	1,146,581	0.11%
MOREgroup Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.58%	1/16/2030	3,291,688	3,247,173	3,244,344	0.30%
OSR Opco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	3/15/2029	—	(11,645)	(16,171)	0.00%
OSR Opco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.07%	3/15/2029	1,888,564	1,868,529	1,863,510	0.17%
OSR Opco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.07%	3/15/2029	3,391,436	3,352,905	3,346,444	0.31%
OSR Opco LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	5.75%	3/15/2029	960,000	960,000	951,873	0.09%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Construction & Engineering (continued)
PK Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.29%	9/19/2029	688,021	681,641	680,577	0.06%
PK Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.29%	9/19/2029	8,358,000	8,259,247	8,267,564	0.77%
PK Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.29%	9/19/2029	3,391,479	3,358,918	3,354,782	0.31%
Puris LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.05%	6/30/2031	7,926,027	7,850,644	7,800,934	0.73%
Puris LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.05%	6/30/2031	3,392,944	3,338,786	3,339,395	0.31%
PVI Holdings, Inc. Last Out Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.05% / 1.00%	9.34%	1/18/2028	6,842,148	6,833,868	6,842,148	0.64%
RRA Corporate, LLC Delayed Draw Term Loan 2	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/15/2029	—	(256)	(259)	0.00%
RRA Corporate, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	0.50%	12/31/2032	18,789	17,889	17,882	0.00%
RRA Corporate, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.54%	8/15/2029	3,061,916	3,019,803	3,019,049	0.28%
SuperHero Fire Protection, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	10.70%	9/1/2026	5,444,337	5,357,448	5,356,200	0.50%
SuperHero Fire Protection, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.40% / 1.00%	10.70%	9/1/2026	348,570	341,736	341,523	0.03%
USIC Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.81%	9/10/2031	10,511,151	10,460,178	10,459,777	0.98%
USIC Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.55%	9/10/2031	728,045	721,117	721,490	0.07%
USIC Holdings, Inc. Specified Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.81%	9/10/2031	137,302	136,987	137,302	0.01%
Valkyrie Buyer, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(3,689)	—	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(4,919)	(392)	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.75%	9.57%	5/6/2031	1,555,565	1,533,094	1,555,565	0.15%
Valkyrie Buyer, LLC Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(27,867)	(2,557)	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan E	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/6/2031	—	(14,003)	(1,279)	0.00%
Valkyrie Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 0.75%	0.50%	5/6/2030	—	(5,969)	(245)	0.00%
Valkyrie Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.57%	5/6/2031	1,072,970	1,058,449	1,063,851	0.10%
Valkyrie Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	9.57%	5/6/2031	3,291,709	3,246,466	3,263,732	0.32%
Vertex Companies, Inc., Term Loan D	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.31%	8/31/2028	6,864,153	6,805,943	6,792,838	0.64%
Vertex Companies, Inc., The Delayed Draw Term Loan-B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/31/2028	—	(10,610)	(1,720)	0.00%
Vertex Companies, Inc., The Fourth Amendment Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2028	—	(21,240)	(860)	0.00%
Vertex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.30%	11/8/2030	319,480	319,480	319,233	0.03%
Vertex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 0.75%	10.30%	11/8/2030	3,291,694	3,291,694	3,289,156	0.31%
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.56%	11/8/2030	865,627	841,362	865,627	0.08%
Vertex Service Partners, LLC Revolving Facility	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 0.75%	10.30%	11/8/2030	142,644	141,730	142,296	0.01%
Vertex Service Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.30%	11/8/2030	1,877,034	1,857,261	1,839,493	0.17%

						$147,944,571	$147,907,842	13.83%
Construction Materials
Javelin Acquisition Vehicle, LLC Last Out Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.02% / 1.00%	9.34%	11/3/2026	$903,486	$903,486	$877,922	0.08%
Javelin Acquisition Vehicle, LLC Last Out Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 5.02% / 1.00%	9.34%	11/3/2026	776,575	776,575	754,602	0.07%
Javelin Acquisition Vehicle, LLC Second Amendment Incremental Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.03% / 1.00%	9.36%	11/3/2026	40,111	39,661	40,111	0.01%
Javelin Acquisition Vehicle, LLC Second Amendment Incremental Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.03% / 1.00%	9.36%	11/3/2026	2,573,959	2,526,997	2,573,959	0.24%

						$4,246,719	$4,246,594	0.40%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Consumer Electronics
Lakewood Acquisition Corporation Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%	1/24/2030	$10,181,087	$9,997,621	$9,990,191	0.93%
Lakewood Acquisition Corporation Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	0.50%	1/24/2030	323,944	273,732	320,211	0.03%

						$10,271,353	$10,310,402	0.96%
Data Processing & Outsourced Services
Penncomp, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.32%	10/17/2028	$2,400,107	$2,356,106	$2,398,982	0.23%
Penncomp, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	4/17/2030	—	(3,489)	(3,650)	0.00%
Penncomp, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/17/2028	—	(238)	(243)	0.00%
Penncomp, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.50%	9.32%	10/17/2028	2,548,492	2,505,211	2,494,954	0.23%

						$4,857,590	$4,890,043	0.46%
Distributors
RPM Purchaser, Inc. Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.36% / 2.00%	10.69%	9/11/2028	$548,036	$528,779	$520,346	0.05%
RPM Purchaser, Inc. Effective Date Term Loan B	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.36% / 2.00%	10.69%	9/11/2028	577,997	560,374	567,450	0.05%
RPM Purchaser, Inc. Effective Date Term Loan B	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 6.36% / 2.00%	10.69%	9/11/2028	3,291,646	3,236,932	3,231,579	0.30%

						$4,326,085	$4,319,375	0.40%
Diversified Capital Markets
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.85% / 1.00%	9.17%	10/4/2030	$1,640,433	$1,609,747	$1,689,434	0.16%
Diversified Chemicals
Opta Inc. 2024 Incremental Delayed Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.01% / 1.50%	11.30%	11/9/2028	$1,741,250	$1,685,600	$1,741,250	0.16%
Opta Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.01% / 1.50%	11.30%	11/8/2028	3,521,086	3,493,044	3,480,622	0.33%
Opta Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 7.01% / 1.50%	11.30%	11/8/2028	3,391,414	3,361,558	3,352,441	0.31%
V Global Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 0.75%	10.20%	12/22/2027	4,911,616	4,900,371	4,843,935	0.45%

						$13,440,573	$13,418,248	1.25%
Diversified Support Services
Accent Building Materials Holdings LLC Term B Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.25% / 1.00%	10.68%	8/6/2029	$900,000	$856,712	895,288	0.08%
Accent Building Materials Holdings LLC Term Loan B	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	10.54%	8/6/2029	628,571	589,845	618,594	0.06%
Accent Building Materials Holdings LLC Term Loan B	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.25% / 1.00%	10.54%	8/6/2029	3,300,000	3,250,987	3,247,620	0.30%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.82%	7/22/2027	2,863,671	2,857,842	2,863,671	0.27%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.82%	7/22/2027	3,291,582	3,288,551	3,291,582	0.31%
Centex Acquisition, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.35% / 1.00%	9.67%	5/9/2029	405,927	405,927	401,795	0.04%
Centex Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.35% / 1.00%	9.67%	5/9/2029	3,965,258	3,899,448	3,868,637	0.36%
Certified Collision Group Acquisition Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.30%	5/17/2027	173,223	173,223	171,771	0.02%
Certified Collision Group Acquisition Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	5/17/2027	2,071,647	2,052,695	2,054,278	0.19%
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 4.75% / 1.00%	9.18%	5/19/2028	531,822	523,797	531,822	0.05%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.80%	9/28/2029	787,771	782,745	779,029	0.07%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.80%	9/28/2029	6,218,750	6,179,074	6,149,742	0.57%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%	9/28/2029	2,139,250	2,108,977	2,115,511	0.20%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.80%	9/28/2029	3,291,729	3,267,999	3,255,202	0.30%
FLS Holding, Inc. Term B Loan (FLS Transportation Services)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% / 1.00%	9.69%	12/15/2028	4,912,060	4,866,420	4,634,934	0.43%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Diversified Support Services (continued)
FMG Suite Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.68%	10/30/2026	852,645	847,782	845,096	0.08%
FMG Suite Holdings, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.38% / 1.00%	0.38%	10/30/2026	—	(2,482)	(3,871)	0.00%
FMG Suite Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.10% / 1.00%	9.39%	10/30/2026	396,983	394,854	393,198	0.04%
FMG Suite Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	9.39%	10/30/2026	3,300,000	3,269,491	3,268,535	0.31%
Integrated Power Services Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.61% / 1.00%	8.94%	11/22/2028	6,218,593	6,192,962	6,146,431	0.57%
Integrated Power Services Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.61% / 1.00%	8.94%	11/22/2028	6,218,593	6,192,962	6,146,431	0.57%
PrimeFlight Acquisition, LLC Amendment No. 5 Additional Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.54%	5/1/2029	1,292,536	1,286,810	1,286,073	0.12%
PrimeFlight Acquisition, LLC Amendment No.4 Additional Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.55%	5/1/2029	634,156	630,486	623,772	0.06%
Primeflight Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.79%	5/1/2029	3,595,750	3,569,863	3,580,170	0.34%
Primeflight Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.79%	5/1/2029	3,291,624	3,262,976	3,277,362	0.31%
TL Voltron Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.57%	12/31/2030	1,993,055	1,955,114	1,953,193	0.18%
TL Voltron Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.57%	12/31/2030	9,725,625	9,540,485	9,531,113	0.89%
TL Voltron Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.57%	12/31/2030	3,241,875	3,181,219	3,177,038	0.30%
Visu-Sewer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.25%	11/8/2029	4,937,500	4,884,966	4,910,486	0.46%

						$80,311,730	$80,014,503	7.48%
Drug Retail
Puma Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 0.00% / 1.00%	0.00%	3/29/2032	$13,863,889	$13,759,910	$13,759,910	1.28%
Puma Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/2/2032	—	(16,751)	(16,771)	0.00%

						$13,743,159	$13,743,139	1.28%
Education Services
Cambium Learning Group, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 0.75%	9.89%	7/20/2028	5,898,154	5,855,215	5,898,154	0.55%
Electrical Components & Equipment
C3 AcquisitionCo, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(9)	3M SOFR + 6.00% / 1.50%	10.32%	11/26/2030	$617,258	$583,163	$615,661	0.06%
C3 AcquisitionCo, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.50%	10.32%	11/26/2030	7,847,340	7,756,139	7,744,092	0.72%
C3 AcquisitionCo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.50%	10.30%	11/26/2030	121,031	110,296	120,432	0.01%
Inventus Power, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	6/30/2025	—	(1,495)	(538)	0.00%
Inventus Power, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.61% / 1.00%	11.94%	6/30/2025	3,088,609	3,069,635	3,076,039	0.29%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.54%	11/4/2030	6,982,500	6,920,857	6,982,500	0.65%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.54%	11/4/2030	2,051,665	2,033,553	2,051,665	0.19%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.54%	11/4/2030	3,291,750	3,261,918	3,291,750	0.31%
Principal Lighting Group, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/4/2030	—	(15,332)	(1,119)	0.00%
Spark Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/15/2031	—	(17,501)	(257)	0.00%
Spark Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.57%	10/15/2031	1,539,891	1,513,608	1,517,926	0.14%
Spark Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.57%	10/15/2031	1,402,734	1,382,853	1,382,726	0.13%
Spark Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	9.57%	10/15/2031	3,291,750	3,245,211	3,244,797	0.31%
Spark Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/15/2031	—	(17,572)	(128)	0.00%

						$29,825,333	$30,025,546	2.81%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Electronic Equipment & Instruments
Dwyer Instruments, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%		7/20/2029	$—	$(6,468)	$—	0.00%
Dwyer Instruments, LLC Fourth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	9.05%		7/20/2029	10,861,667	10,763,958	10,773,773	1.01%
Dwyer Instruments, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.00% / 0.75%	0.00%		7/20/2029	97,752	82,134	97,752	0.01%
REE Holdings III Corp. Term Loan (Rees Scientific Corporation)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.50%		11/4/2028	4,899,749	4,850,957	4,899,749	0.45%

							$15,690,581	$15,771,274	1.47%
Electronic Manufacturing Services
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 9.40% / 1.00%	13.72 2.99	% / %	10/5/2027	$155,088	$155,085	$150,818	0.01%
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.96 1.90	% / %	10/5/2027	2,602,456	2,582,720	2,511,752	0.24%

							$2,737,805	$2,662,570	0.25%
Environmental & Facilities Services
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%		3/17/2027	$—	$—	$(4,606)	0.00%
AVW WV Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.08%		3/17/2027	3,994,077	3,990,296	3,994,077	0.37%
AVW WV Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.08%		3/17/2027	3,391,333	3,356,315	3,391,332	0.32%
CARDS Acquisition, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.82%		8/12/2029	543,478	497,819	360,054	0.03%
CARDS Acquisition, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.79%		8/12/2029	1,036,722	1,021,644	975,581	0.09%
CARDS Acquisition, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.82%		8/12/2029	688,021	680,483	679,611	0.06%
CARDS Acquisition, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.82%		8/12/2029	2,950,391	2,902,260	2,914,328	0.27%
CARDS Acquisition, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.82%		8/12/2029	3,391,479	3,352,094	3,350,024	0.31%
Creative Multicare, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	9.04%		3/27/2030	4,950,000	4,899,519	4,888,624	0.46%
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		11/19/2029	—	(11,630)	—	0.00%
HEF Safety Ultimate Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.55%		11/19/2029	2,573,255	2,531,440	2,491,830	0.23%
O6 Environmental, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.44%		6/30/2027	1,045,488	1,040,834	1,045,488	0.10%
O6 Environmental, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.48%		6/30/2027	1,423,071	1,407,422	1,405,734	0.13%
Rotolo Consultants, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%		12/20/2026	3,136,449	3,086,469	3,116,974	0.29%
Rotolo Consultants, Inc. Delayed Draw Term Loan (2025)	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		1/31/2031	—	1,530	1,245	0.00%
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.32%		9/4/2029	2,826,050	2,792,072	2,824,075	0.27%
Vortex Companies, LLC Amendment No. 4 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.32%		9/4/2029	2,244,375	2,229,301	2,226,642	0.21%
Vortex Companies, LLC Term Loan Delayed Draw Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.32%		12/31/2032	2,924,838	2,894,670	2,923,598	0.28%
Vortex Companies, LLC Term Loan Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.32%		12/31/2032	3,020,588	2,989,499	2,986,228	0.28%
Vortex Intermediate, LLC Revolver Amendment No. 4 Incremental	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 1.00%	4.50%		9/4/2029	73,971	68,677	73,675	0.01%

							$39,730,714	$39,644,514	3.71%
Food Distributors
Costanzo’s Bakery, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.80%		6/18/2027	$304,538	$303,120	$302,516	0.03%
Costanzo’s Bakery, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%		6/18/2027	2,954,331	2,931,201	2,924,788	0.27%
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		8/1/2030	—	(26,586)	(14,585)	0.00%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.60% / 1.00%	9.89%		8/1/2030	676,299	669,010	666,529	0.06%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.89%		8/1/2030	597,366	589,101	588,736	0.06%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.60% / 1.00%	9.89%		8/1/2030	3,391,457	3,352,657	3,342,461	0.31%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Food Distributors (continued)
Heritage Foodservice Investment, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/1/2030	—	(6,704)	(1,823)	0.00%
Recipe Acquisition Corp. Delayed Draw Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/31/2031	—	—	(7,062)	0.00%
Recipe Acquisition Corp. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.25% / 1.00%	4.25%	7/31/2031	380,468	376,482	377,643	0.04%
Recipe Acquisition Corp. Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	9.05%	7/31/2031	4,326,306	4,307,630	4,326,306	0.40%
Recipe Acquisition Corp. Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	9.05%	7/31/2031	3,391,479	3,376,860	3,391,479	0.32%
Rushmore Investment III LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.30%	10/18/2030	3,979,900	3,943,576	3,948,625	0.37%
Rushmore Investment III LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	10/18/2030	8,416,244	8,262,752	8,350,107	0.78%

						$28,079,099	$28,195,720	2.64%
Health Care Distributors
ASP Global Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.57%	7/31/2029	$1,529,863	$1,511,457	$1,529,863	0.14%
ASP Global Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.57%	7/31/2029	1,882,806	1,866,681	1,863,999	0.18%
ASP Global Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.57%	7/31/2029	3,291,729	3,262,438	3,258,848	0.31%
ASP Global Holdings, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.57%	7/31/2029	409,152	403,615	409,152	0.04%
HEC Purchaser Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/17/2029	—	(9,972)	(1,636)	0.00%
HEC Purchaser Corp. Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.72%	6/17/2029	8,405,234	8,297,443	8,387,630	0.78%
IDC Infusion Services, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.30%	7/7/2028	5,984,962	5,926,603	5,920,358	0.55%

						$21,258,265	$21,368,214	2.00%
Health Care Equipment
Artivion, Inc. Closing Date Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 2.00%	10.81%	1/18/2030	$1,059,457	$1,057,814	$1,059,457	0.10%
Artivion, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 2.00%	1.00%	1/18/2030	—	(183)	—	0.00%
Blades Buyer, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.42%	3/28/2028	4,911,616	4,899,932	4,911,616	0.46%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.60% / 1.00%	9.92%	6/10/2027	1,632,253	1,631,489	1,631,550	0.15%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 5.60% / 1.00%	9.92%	6/10/2027	3,291,644	3,291,644	3,290,226	0.31%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.92%	6/10/2027	3,899,859	3,810,964	3,899,859	0.36%
Medical Device Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.35% / 1.00%	9.68%	7/11/2029	1,086,132	1,067,214	1,070,118	0.10%
Medical Device Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.35% / 1.00%	9.68%	7/11/2029	3,291,646	3,222,289	3,243,113	0.30%
Medical Device Inc. Initial Term Loan 2	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	6.00%	7/11/2029	1,861,616	1,839,273	1,838,454	0.17%
Medical Device Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	7/11/2029	—	—	(12,081)	0.00%
Par Excellence Holdings, Inc. Term B-1 Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.29%	9/3/2030	11,497,695	11,326,356	11,325,230	1.06%
Pediatric Home Respiratory Services, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/23/2030	—	(2,921)	(610)	0.00%
Pediatric Home Respiratory Services, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.78%	12/23/2030	214,667	211,451	214,328	0.02%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.78%	12/23/2030	6,171,667	6,156,886	6,156,238	0.58%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.78%	12/23/2030	2,771,667	2,765,029	2,764,737	0.26%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.78%	12/23/2030	3,400,000	3,350,589	3,391,500	0.32%
Spruce Bidco II Inc. Initial U.S. Dollar Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.32%	2/2/2032	14,594,902	14,379,420	14,375,978	1.34%
SunMed Group Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 0.75%	9.89%	6/16/2028	1,619,469	1,591,815	1,578,693	0.15%
SunMed Group Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.60% / 0.75%	9.89%	6/16/2028	3,291,473	3,215,110	3,208,600	0.30%

						$63,814,171	$63,947,006	5.98%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Facilities
AAH Topco, LLC Class C Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	3/31/2031	$—	$(28,994)	$(29,010)	0.00%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.31%	1/3/2030	6,407,400	6,347,883	6,343,326	0.59%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.31%	1/3/2030	6,407,400	6,347,883	6,343,326	0.59%
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	1/3/2030	—	(5,631)	(24,260)	0.00%
Capitol Imaging Acquisition Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	1/3/2030	—	(7,852)	(8,271)	0.00%
Community Care Partners, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.11% / 1.00%	10.44%	6/10/2026	1,967,349	1,959,248	1,900,965	0.18%
IPC Pain Acquisition, LLC Delayed Draw Tem Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.86% / 1.00%	10.19%	5/19/2027	2,667,421	2,643,244	2,665,230	0.25%
SDG Mgmt Company, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.75%	10.05%	7/3/2028	790,329	789,879	789,050	0.08%
SDG Mgmt Company, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	12/31/2032	—	—	(216)	0.00%
SDG Mgmt Company, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.10% / 0.75%	10.41%	12/31/2032	747,498	741,938	747,142	0.07%
SDG Mgmt Company, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.75%	9.88%	7/3/2028	1,557,012	1,541,091	1,532,643	0.14%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.60% / 0.75%	9.91%	7/3/2028	16,196	16,095	16,196	0.00%

						$20,344,784	$20,276,121	1.90%
Health Care Services
Advanced Medical Management, LLC Amendment No. 8 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.94%	6/18/2028	$7,958,586	$7,844,127	$7,859,567	0.73%
Advanced Medical Management, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.45%	12/18/2026	3,310,175	3,233,864	3,235,696	0.30%
Advanced Medical Management, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.15% / 1.00%	10.45%	12/18/2026	3,291,750	3,225,747	3,217,686	0.30%
Advanced Medical Management, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/18/2026	—	(29,601)	(35,955)	0.00%
Apex Dental Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 1.00% / 1.00%	1.00%	10/29/2030	1,928,071	1,918,326	1,902,273	0.18%
Apex Dental Partners, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	0.50%	10/29/2030	90,323	88,311	90,323	0.01%
Apex Dental Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.85%	10/29/2030	8,559,194	8,543,225	8,544,077	0.80%
BCDI Rodeo Dental Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.71%	12/31/2026	1,253,008	1,246,027	1,245,900	0.12%
BCDI Rodeo Dental Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.71%	12/31/2026	5,622,778	5,591,452	5,590,884	0.52%
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.40% / 1.00%	9.91%	12/31/2026	1,163,562	1,149,555	1,149,752	0.11%
BCDI Rodeo Dental Buyer, LLC Second Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.71%	12/31/2025	121,765	121,587	121,074	0.01%
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.29%	12/14/2026	1,836,374	1,836,374	1,836,374	0.17%
CCHN Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.57%	4/1/2030	2,662,393	2,616,093	2,660,778	0.25%
CCHN Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	9.57%	4/1/2030	3,291,729	3,291,729	3,289,732	0.31%
CVAUSA Management, LLC Primary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.57%	5/22/2029	1,080,104	1,058,801	1,073,520	0.10%
CVAUSA Management, LLC Primary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.57%	5/22/2029	712,428	692,483	708,086	0.07%
CVAUSA Management, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/22/2028	—	(1,626)	(1,751)	0.00%
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.57%	5/22/2029	452,136	443,220	449,381	0.04%
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.57%	5/22/2029	298,226	288,101	296,408	0.03%
CVAUSA Management, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.57%	5/22/2029	1,952,532	1,935,035	1,933,006	0.18%
CVAUSA Management, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.57%	5/22/2029	2,965,244	2,952,240	2,935,592	0.27%
Dentive, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 0.75%	11.08%	12/22/2028	2,237,488	2,211,919	2,190,737	0.20%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
Dentive, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 0.75%	11.05%	12/22/2028	1,228,252	1,219,683	1,217,067	0.11%
Dentive, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.75% / 0.75%	11.05%	12/22/2028	3,275,741	3,236,773	3,245,912	0.30%
Dentive, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 0.75%	0.50%	12/22/2028	565,651	558,026	559,735	0.05%
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.85% / 1.00%	10.17%	4/21/2028	6,917,916	6,855,385	6,917,916	0.65%
Elevate HD Parent, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.10% / 1.00%	10.42%	8/20/2029	1,633,354	1,607,496	1,599,818	0.15%
Elevate HD Parent, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 6.10% / 1.00%	10.42%	8/20/2029	3,291,646	3,229,789	3,224,060	0.30%
Eval Home Health Solutions Intermediate, L.L.C. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.06%	5/10/2030	2,090,139	2,061,621	2,073,571	0.19%
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/10/2030	—	(1,064)	—	0.00%
Fort B.V. 2024 Term Loan	(1)(2)(3)(4)(5)(7)	6M SOFR + 6.00% / 0.00%	8.85%	5/3/2029	2,700,000	2,677,586	2,673,216	0.25%
Fort B.V. 2024 Term Loan	(1)(2)(3)(4)(5)(7)(13)	6M SOFR + 6.00% / 0.00%	8.85%	5/3/2029	3,300,000	3,268,475	3,267,264	0.31%
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/13/2030	—	—	(5,749)	0.00%
Gen4 Dental Partners OPCO, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.07%	5/13/2030	2,379,720	2,360,009	2,377,594	0.22%
Gen4 Dental Partners OPCO, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.07%	5/13/2030	3,291,709	3,262,413	3,288,768	0.31%
Gen4 Dental Partners OPCO, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/13/2030	—	—	(3,090)	0.00%
Hardenbergh Group, Inc., The Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 2.00%	10.89%	8/7/2028	7,065,773	7,002,256	6,995,115	0.65%
Home Care Assistance, LLC Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.53%	3/30/2027	2,978,991	2,965,553	2,891,845	0.27%
Houseworks Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.54%	12/15/2028	1,515,536	1,507,871	1,497,155	0.14%
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/15/2028	—	2,197	(15,906)	0.00%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.50%	12/15/2028	1,617,064	1,588,279	1,578,167	0.15%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.50%	12/15/2028	3,291,709	3,230,633	3,212,529	0.30%
Houseworks Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.50%	12/15/2028	2,462,500	2,365,889	2,383,700	0.22%
KabaFusion Parent LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.30%	11/24/2031	5,700,059	5,675,095	5,675,810	0.53%
KabaFusion Parent LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/24/2031	—	(6,760)	—	0.00%
KabaFusion Parent LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.30%	11/24/2031	5,700,059	5,675,095	5,675,810	0.53%
MB2 Dental Solutions, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.82%	2/13/2031	4,269,164	4,234,837	4,241,281	0.40%
MB2 Dental Solutions, LLC Revolving Commitment	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2031	—	(2,527)	(2,710)	0.00%
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.83%	2/13/2031	483,191	480,897	483,191	0.05%
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.82%	2/13/2031	618,170	614,178	612,560	0.06%
Medina Health, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2028	—	(5,691)	—	0.00%
Medina Health, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.54%	10/20/2028	3,059,649	3,010,791	3,009,061	0.28%
Medrina, LLC Initial Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 1.00%	10.25%	10/20/2029	617,021	602,036	617,021	0.06%
Medrina, LLC Initial Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.44%	10/20/2029	385,195	377,062	381,307	0.03%
Medrina, LLC Initial Term Loan Facility	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	10.44%	10/20/2029	3,291,667	3,213,107	3,258,443	0.30%
Medrina, LLC Revolving Facility	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2029	—	(10,200)	—	0.00%
NORA Acquisition, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.35% / 1.00%	10.65%	8/31/2029	58,333	50,655	39,900	0.00%
NORA Acquisition, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.35% / 1.00%	10.65%	8/31/2029	3,063,964	2,999,532	2,845,302	0.27%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.39%	10/29/2027	335,606	316,114	334,759	0.03%
North Haven USHC Acquisition, Inc. Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.40%	10/29/2027	2,679,333	2,661,715	2,663,049	0.25%
OIA Acquisition, LLC Effective Date Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.60% / 1.00%	9.82%	10/19/2027	4,898,734	4,871,513	4,898,734	0.46%
Point Quest Acquisition, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.65% / 1.00%	9.97%	8/14/2028	617,256	609,059	608,422	0.06%
Point Quest Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.18%	8/14/2028	4,799,082	4,736,000	4,699,813	0.44%
Point Quest Acquisition, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.40% / 1.00%	9.70%	8/14/2028	1,140,194	1,126,250	1,140,194	0.11%
Point Quest Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.65% / 1.00%	9.97%	11/14/2031	4,311,229	4,249,102	4,272,709	0.40%
Premise Health Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.80%	3/3/2031	1,535,018	1,524,595	1,534,770	0.14%
PTSH Intermediate Holdings, LLC 2024 Second Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	10.04%	12/17/2027	11,637,027	11,471,203	11,462,472	1.07%
RBFD Buyer, LLC Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.32%	10/31/2030	785,535	760,142	761,164	0.07%
RBFD Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.32%	10/31/2030	6,468,497	6,391,777	6,385,557	0.60%
RBFD Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.32%	10/31/2030	2,772,213	2,739,333	2,736,667	0.25%
RBFD Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/31/2030	—	(11,408)	(12,145)	0.00%
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	3/19/2032	—	(2,576)	(2,576)	0.00%
Rcp Nats Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.30%	3/19/2032	10,304,727	10,227,441	10,227,441	0.96%
Rcp Nats Purchaser, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	3/19/2032	—	(10,810)	(10,820)	0.00%
RCP TCT, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	9.32%	12/31/2027	4,048,230	4,029,797	3,856,552	0.36%
Salt Dental Collective, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.85% / 1.00%	11.17%	2/15/2028	1,639,594	1,628,090	1,613,211	0.15%
Salt Dental Collective, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.85% / 1.00%	11.17%	2/15/2028	3,291,656	3,231,440	3,238,690	0.30%
Surgical Center Solutions, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/25/2031	—	(21,769)	(21,769)	0.00%
Surgical Center Solutions, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 0.00% / 1.00%	0.00%	3/25/2031	7,765,647	7,664,525	7,664,344	0.72%
Surgical Center Solutions, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 0.00% / 1.00%	0.00%	3/25/2031	3,328,134	3,284,797	3,284,719	0.31%
Surgical Center Solutions, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.00% / 1.00%	0.00%	3/25/2031	100,124	78,362	78,356	0.01%
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.53%	3/30/2027	1,830,352	1,822,912	1,769,773	0.16%
TheKey, LLC Tranche B-1 Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.53%	3/30/2027	89,808	89,443	86,836	0.01%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 1.00%	9.80%	3/27/2028	475,931	461,564	475,931	0.04%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%	3/27/2028	2,481,250	2,450,547	2,432,686	0.23%
TVG Shelby Buyer, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	3/27/2028	—	(2,972)	—	0.00%
Vital Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.80%	8/7/2030	787,771	773,369	776,337	0.07%
Vital Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%	8/7/2030	1,400,960	1,388,233	1,380,627	0.13%
Vital Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.80%	8/7/2030	3,291,729	3,230,124	3,243,954	0.30%
Vital Purchaser, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/7/2030	—	20,218	—	0.00%

						$207,952,096	$207,689,260	19.41%
Health Care Technology
Bobcat Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	9.05%	6/14/2030	$469,047	$459,955	$469,047	0.04%
Bobcat Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	9.05%	6/14/2030	1,500,953	1,471,830	1,491,499	0.14%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Technology (continued)
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Five Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.80%	6/24/2026	164,599	163,812	163,865	0.02%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Four Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%	6/24/2026	2,010,468	2,000,851	2,001,526	0.19%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Six Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%	6/24/2026	574,320	571,573	571,766	0.05%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Three Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%	6/24/2026	549,814	549,814	547,368	0.05%
GHA Buyer, Inc. (aka Cedar Gate) Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%	6/24/2026	155,469	154,725	154,777	0.01%
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/24/2026	—	(1,254)	—	0.00%
Iodine Software, LLC Closing Date Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.57%	5/19/2027	53,930	53,930	53,910	0.01%
Iodine Software, LLC Closing Date Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.57%	5/19/2027	1,994,832	1,994,832	1,994,118	0.19%
Iodine Software, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/19/2027	—	—	—	0.00%
Iodine Software, LLC Term B Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.57%	5/19/2027	1,404,883	1,404,883	1,404,344	0.13%
Medical Technology Solutions, LLC Delayed Draw C Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 10.69% / 1.00%	10.69%	4/27/2026	1,284,828	1,274,285	1,284,828	0.12%
Medical Technology Solutions, LLC Sixth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	10.69%	4/27/2026	1,407,268	1,390,271	1,396,027	0.13%

						$11,489,507	$11,533,075	1.08%
Heavy Electrical Equipment
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/11/2028	$—	$(683)	$(1,507)	0.00%
Faraday Buyer, LLC First Amendment Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.30%	10/11/2028	579,246	571,844	576,955	0.05%

						$571,161	$575,448	0.05%
Highways & Railtracks
R1 Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	10.49%	12/29/2028	$4,912,060	$4,876,293	$4,869,345	0.46%
Home Improvement Retail
TMSC OpCo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/30/2026	$—	$—	$—	0.00%
TMSC OpCo, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.42%	4/30/2026	3,608,220	3,608,220	3,608,220	0.34%

						$3,608,220	$3,608,220	0.34%
Homebuilding
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.50%	11.17%	11/27/2028	$1,608,981	$1,586,687	$1,608,981	0.15%
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.85% / 1.50%	11.17%	11/27/2028	3,298,288	3,252,610	3,298,288	0.31%

						$4,839,297	$4,907,269	0.46%
Hotels, Resorts & Cruise Lines
Pyramid Management Advisors, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.25%	9.54%	1/19/2028	$1,620,678	$1,582,036	$1,605,761	0.15%
Pyramid Management Advisors, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.25%	9.54%	1/19/2028	3,291,603	3,261,759	3,261,307	0.30%

						$4,843,795	$4,867,068	0.45%
Household Appliances
Dusk Acquisition II Corporation Term Loan Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.33%	12/19/2029	$6,982,500	$6,850,399	$6,844,264	0.64%
Dusk Acquisition II Corporation Term Loan Incremental	(1)(2)(3)(4)(5)(7)(1 2 )	3M SOFR + 6.00% / 1.00%	10.33%	12/19/2029	6,982,500	6,850,399	6,844,264	0.64%
Evriholder Acquisition, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.90% / 1.50%	11.20%	1/24/2028	3,871,905	3,835,793	3,848,201	0.36%
WF Enterprises, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.60% / 1.00%	8.90%	11/9/2027	4,578,187	4,554,624	4,563,999	0.43%

						$22,091,215	$22,100,728	2.07%
Housewares & Specialties
AmerCareRoyal, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/10/2030	$—	$—	$—	0.00%
AmerCareRoyal, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.32%	9/10/2030	1,291,943	1,291,943	1,290,307	0.12%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Housewares & Specialties (continued)
AmerCareRoyal, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.32%	9/6/2031	698,250	691,934	692,417	0.07%
AmerCareRoyal, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.32%	9/6/2031	4,022,449	3,985,364	3,988,849	0.37%
AmerCareRoyal, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.32%	9/6/2031	3,391,500	3,360,871	3,363,170	0.32%
AmerCareRoyal, LLC U.S. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.32%	9/6/2031	1,009,036	998,191	1,009,036	0.09%
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%	3/22/2028	309,513	307,208	302,704	0.03%
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 1.00% / 1.00%	1.00%	3/22/2028	3,291,689	3,210,228	3,219,280	0.30%
Axis Portable Air, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.55%	3/22/2028	870,556	863,930	864,703	0.08%
Axis Portable Air, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/22/2028	—	(7,309)	—	0.00%
Axis Portable Air, LLC Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/31/2032	—	(3,610)	—	0.00%
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	0.50%	3/22/2028	3,773,993	3,748,924	3,773,993	0.35%
TPC US Parent, LLC Fourth Amendment Incremental Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	10.21%	11/22/2025	742,500	737,222	736,202	0.07%

						$19,184,896	$19,240,661	1.80%
Human Resource & Employment Services
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.43% / 1.00%	11.85%	3/26/2029	$4,548,543	$4,469,166	$4,478,022	0.42%
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.43% / 1.00%	11.85%	3/26/2029	3,391,457	3,326,693	3,338,876	0.31%
PCS Midco, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.05%	3/1/2030	1,819,081	1,793,454	1,792,855	0.17%
PCS Midco, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.05%	3/1/2030	9,206	8,891	8,937	0.00%
PCS Midco, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.05%	3/1/2030	3,281	3,035	3,011	0.00%

						$9,601,239	$9,621,701	0.90%
Industrial Machinery
Astro Acquisition, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.47%	12/13/2027	$7,920,000	$7,859,834	$7,818,101	0.73%
Helios Service Partners, LLC Delayed Draw Term Loan 2022	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	3/19/2027	—	(12,003)	(14,805)	0.00%
Helios Service Partners, LLC Third Amendement Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/19/2027	—	(24,852)	(24,675)	0.00%
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.04%	12/7/2028	5,653,800	5,585,071	5,564,817	0.52%
Orion Group HoldCo, LLC Term Loan (Astra Services Partners)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 0.00% / 1.00%	0.00%	3/19/2027	4,393,524	4,368,654	4,383,650	0.41%
Sonny’s Enterprises, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	9.94%	8/5/2028	891,720	882,581	873,304	0.08%
Sonny’s Enterprises, LLC Restatement Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	9.95%	8/5/2028	4,027,051	3,986,306	3,955,711	0.37%
Sonny’s Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.65% / 1.00%	9.94%	8/5/2028	35,820	32,940	31,466	0.00%
Tank Holding Corp. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.10% / 0.75%	10.43%	3/31/2028	4,976,805	4,925,553	5,001,689	0.47%
Tank Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.85% / 0.75%	10.17%	3/31/2028	4,911,616	4,857,429	4,860,673	0.45%

						$32,461,513	$32,449,931	3.03%
Insurance Brokers
Alera Group, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.07%	10/2/2028	$661,904	$643,832	$643,166	0.06%
Alkeme Acquisition, LLC Delayed Draw Term Loan Amendment No. 10	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 1.00% / 1.00%	1.00%	2/18/2031	6,409	(6,982)	(7,050)	0.00%
Alkeme Intermediary Holdings, LLC Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.55%	10/28/2026	4,976,686	4,913,740	4,926,644	0.46%
Arden Insurance Services LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.58%	11/22/2030	326,800	311,478	311,426	0.03%
Arden Insurance Services LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.55%	11/26/2030	8,443,622	8,367,058	8,365,085	0.78%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Insurance Brokers (continued)
Arden Insurance Services LLC Term A Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.55%	11/26/2030	3,291,750	3,261,807	3,261,132	0.30%
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.57%	4/14/2028	1,079,967	1,070,670	1,049,129	0.10%
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%	11/30/2029	671,081	664,239	671,081	0.06%
Inszone Mid, LLC A&R Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.55%	11/30/2029	741,820	739,177	741,820	0.07%
Integrity Marketing Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.31%	8/25/2028	12,437,500	12,423,672	12,437,500	1.16%
Keystone Agency Partners LLC Delayed Draw Term Loan E	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/3/2027	—	1,555	1,517	0.00%
Keystone Agency Partners LLC Seventh Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	9.04%	5/3/2027	177,271	177,271	177,258	0.02%
Keystone Agency Partners LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	9.05%	5/3/2027	2,954,223	2,935,572	2,913,442	0.27%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 0.75%	10.07%	11/1/2029	92,948	92,104	92,948	0.01%
Oakbridge Insurance Agency LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.06%	11/1/2029	449,456	446,843	449,456	0.04%
Peter C. Foy & Associates Insurance Services, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 0.75%	10.81%	11/1/2028	2,462,500	2,422,204	2,413,783	0.23%
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.82%	11/1/2028	1,558,942	1,550,374	1,558,942	0.15%
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.82%	11/1/2028	4,870,291	4,828,153	4,870,291	0.46%
SageSure Holdings, LLC Amendment No. 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.50%	1.00%	1/28/2030	—	(24,132)	(25,943)	0.00%
SageSure Holdings, LLC Amendment No. 1 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.11% / 0.50%	9.44%	1/28/2030	5,361,475	5,323,502	5,307,861	0.49%
Tricor, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.44%	10/22/2026	1,189,591	1,189,591	1,189,591	0.11%
Tricor, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/22/2026	—	—	—	0.00%
Tricor, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	9.42%	10/22/2026	3,165,053	3,165,053	3,165,053	0.30%
World Insurance Associates A&R Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	4/3/2030	16,100,000	16,101,409	16,100,000	1.50%
Worldwide Insurance Network, LLC DDTL	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.81% / 0.75%	10.12%	5/28/2030	849,726	841,502	849,726	0.08%
Worldwide Insurance Network, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.70% / 0.75%	10.00%	5/28/2030	2,486,889	2,466,121	2,472,659	0.23%

						$73,905,813	$73,936,517	6.91%
Interactive Home Entertainment
Five Star Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.15% / 1.50%	12.46%	2/23/2028	$55,808	$54,642	$53,675	0.00%
Track Branson Opco, LLC, The Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.50%	0.50%	2/23/2028	—	(2,319)	(2,022)	0.00%
Track Branson OpCo, LLC, The Term Loan A	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 8.15% / 1.50%	12.45% / 1.00%	2/23/2028	1,579,948	1,548,977	1,554,669	0.15%

						$1,601,300	$1,606,322	0.15%
Internet & Direct Marketing Retail
Berlin Rosen Acquisition, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.92%	1/14/2027	$1,333,775	$1,273,112	$1,263,839	0.12%
Berlin Rosen Acquisition, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.60% / 1.00%	9.92%	1/14/2027	765,619	756,856	725,473	0.07%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.60% / 1.00%	9.92%	1/14/2027	1,818,247	1,800,966	1,801,630	0.17%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 1.00%	9.92%	1/14/2027	1,818,247	1,800,966	1,801,630	0.17%
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 1.00%	9.92%	1/14/2027	2,261,421	2,239,685	2,234,932	0.21%
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.92%	1/14/2027	1,361,646	1,350,413	1,345,697	0.12%
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.60% / 1.00%	9.92%	1/14/2027	3,394,605	3,359,103	3,354,843	0.31%

						12,581,101	$12,528,044	1.17%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Internet Services & Infrastructure
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.30%	12/31/2027	$4,790,463	$4,702,218	$4,790,463	0.45%
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.32%	11/30/2029	125,906	117,116	121,399	0.01%
Salute Mission Critical, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.32%	11/30/2029	279,792	273,457	278,890	0.03%
Salute Mission Critical, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.32%	11/30/2029	791,384	784,081	783,470	0.07%
Salute Mission Critical, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.32%	11/30/2029	4,185,807	4,145,673	4,143,949	0.39%
Salute Mission Critical, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.32%	11/30/2029	3,291,723	3,259,644	3,258,806	0.30%

						$13,282,189	$13,376,977	1.25%
Investment Banking & Brokerage
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.57%	6/30/2028	$2,488,456	$2,486,373	$2,488,456	0.23%
Cherry Bekaert Advisory LLC Amendment No. 1 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.57%	6/30/2028	2,157,047	2,135,956	2,146,695	0.20%
DOXA Insurance Holdings LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.75%	9.55%	12/20/2030	455,007	452,893	455,007	0.04%
DOXA Insurance Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.55%	12/20/2030	495,336	495,336	495,336	0.05%

						$5,570,558	$5,585,494	0.52%
IT Consulting & Other Services
ACP Avenu Buyer, LLC Delayed TL	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.56%	10/2/2029	$272,051	$271,995	$272,051	0.03%
ACP Avenu Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.56%	10/2/2029	59,598	54,175	53,778	0.01%
ACP Avenu Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.56%	10/2/2029	1,541,809	1,509,983	1,506,347	0.14%
Alta Buyer, LLC 2025 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	12/21/2027	208,630	208,630	208,458	0.02%
Alta Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	12/21/2027	1,105,701	1,093,194	1,103,660	0.10%
Alta Buyer, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	12/21/2027	571,297	571,470	565,977	0.05%
Alta Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	12/21/2027	3,752,125	3,710,399	3,697,335	0.35%
Argano, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/13/2029	—	(9,844)	(14,509)	0.00%
Argano, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.07%	9/13/2029	688,021	678,777	676,697	0.06%
Argano, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.07%	9/13/2029	5,834,449	5,767,380	5,738,415	0.54%
Argano, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.07%	9/13/2029	3,391,479	3,345,253	3,335,655	0.31%
Argano, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/13/2029	—	(4,851)	(2,418)	0.00%
BCM One, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.84%	11/17/2027	4,652,546	4,635,874	4,652,546	0.43%
By Light Professional IT Services LLC Existing Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.47% / 1.00%	10.79%	11/16/2026	1,837,460	1,824,186	1,837,460	0.17%
By Light Professional IT Services LLC Seventh Additional Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.47% / 1.00%	10.79%	11/16/2026	3,767,106	3,717,849	3,710,599	0.35%
Cyber Advisors, LLC Delayed Draw Term Loan Amendment No. 5	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 1.00% / 1.00%	1.00%	12/31/2031	7,410,340	7,334,544	7,389,641	0.69%
Cyber Advisors, LLC Term Loan Amendment No. 6	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.57%	7/18/2028	4,678,036	4,632,999	4,631,256	0.43%
Enverus Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/24/2029	—	(1,218)	—	0.00%
Enverus Holdings, Inc.Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	12/24/2029	—	(1,745)	(571)	0.00%
Enverus Holdings, Inc.Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.82%	12/24/2029	164,770	164,770	162,583	0.02%
Enverus Holdings, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.82%	12/24/2029	5,275,307	5,211,430	5,205,264	0.49%
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2029	—	—	—	0.00%
Guidepoint Security Holdings, LLC First Amendment Term A Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.32%	10/2/2029	140,463	138,504	138,356	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
IT Consulting & Other Services (continued)
Guidepoint Security Holdings, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.31%	10/2/2029	298,834	298,834	298,834	0.03%
IG Investments Holdings, LLC 2024 Refinancing Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.29%	9/22/2028	5,939,077	5,939,077	5,939,077	0.56%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.75% / 1.00%	11.05%	7/26/2027	3,430,263	3,364,619	3,363,411	0.31%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.00%	11.05%	7/26/2027	3,640,131	3,577,218	3,569,190	0.33%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.75% / 1.00%	11.05%	7/26/2027	3,291,855	3,231,413	3,227,701	0.30%
Lighthouse Technologies Holding Corp. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.45%	4/30/2027	174,483	174,245	174,483	0.02%
Lighthouse Technologies Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.45%	4/30/2027	7,986,462	7,961,034	7,986,462	0.75%
Lighthouse Technologies Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.15% / 1.00%	9.45%	4/30/2027	3,391,029	3,391,029	3,391,029	0.32%
Lighthouse Technologies Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/30/2027	—	—	—	0.00%
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	6/15/2029	—	(42,842)	(45,063)	0.00%
Redwood Services Group, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.55%	6/15/2029	7,069,393	7,001,331	6,998,699	0.65%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.05%	6/15/2029	348,480	340,355	342,919	0.03%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	6/15/2029	—	(1,490)	(2,365)	0.00%
Rural Sourcing Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.05%	6/15/2029	61,600	56,129	50,683	0.00%
Rural Sourcing Holdings, Inc. Term Loan Amendment No. 1	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.05%	12/31/2032	262,020	259,551	257,606	0.02%
Rural Sourcing Holdings, Inc. Tranche B Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.03%	6/15/2029	1,556,280	1,520,221	1,486,479	0.14%
Upstack Holdco Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.24%	8/23/2031	625,000	607,448	625,000	0.06%
Upstack Holdco Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.30%	8/25/2031	281,250	269,905	281,250	0.03%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.32%	8/25/2031	800,000	792,285	792,563	0.07%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.32%	8/25/2031	4,025,000	3,987,730	3,987,581	0.37%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	9.32%	8/25/2031	3,300,000	3,269,307	3,269,321	0.31%
VRC Companies, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.76% / 1.00%	10.05%	6/29/2027	5,898,029	5,871,140	5,887,202	0.55%
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.54%	6/29/2027	2,419,188	2,398,611	2,401,406	0.22%
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.07%	6/29/2027	1,988,611	1,982,573	1,986,057	0.18%

						$101,103,477	$101,138,105	9.45%
Leisure Facilities
Concert Golf Partners Holdco LLC Initial Term Loan (2022)	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 4.75% / 0.75%	9.06%	4/1/2030	$4,911,616	$4,899,315	$4,859,859	0.45%
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.80%	4/27/2029	1,662,500	1,614,724	1,662,500	0.16%
Excel Fitness Holdings, Inc. Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.80%	4/27/2029	470,704	467,618	449,359	0.04%
Excel Fitness Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.80%	4/27/2029	3,308,333	3,230,888	3,300,063	0.31%

						$10,212,545	$10,271,781	0.96%
Leisure Products
BCI Burke Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.05%	12/14/2027	$1,181,355	$1,173,686	$1,181,355	0.11%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/14/2027	—	(8,681)	(3,278)	0.00%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	12/14/2027	—	(10,630)	(4,014)	0.00%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.05%	12/14/2027	369,010	365,879	366,307	0.03%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.05%	12/14/2027	4,604,422	4,565,356	4,570,702	0.43%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Leisure Products (continued)
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.05%		12/14/2027	3,391,268	3,359,482	3,366,433	0.31%
KSKI Holdings 2, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 7.50% / 1.25%	11.80%		6/30/2028	1,533,608	1,500,618	1,489,584	0.14%
KSKI Holdings 2, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	6M SOFR + 7.50% / 1.25%	11.80%		6/30/2028	3,391,392	3,300,200	3,294,039	0.31%
Painful Pleasures, LLC Term Loan fka Artifex	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.94% 5.50%	/	8/31/2026	1,201,354	1,200,701	1,201,354	0.11%
Painful Pleasures, LLC Third Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.94% 5.50%	/	8/31/2026	3,723,894	3,712,593	3,723,894	0.35%

							$19,159,204	$19,186,376	1.79%
Life & Health Insurance
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%		8/31/2029	$—	$(8,136)	$(8,223)	0.00%
AmeriLife Holdings LLC Amendment No. 5 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.26%		8/31/2029	9,843,265	9,794,048	9,794,048	0.92%
AmeriLife Holdings LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%		8/31/2028	—	(7,981)	(8,149)	0.00%
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.22%		6/1/2030	12,217,371	12,103,668	12,099,056	1.13%
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		6/1/2030	—	(14,967)	—	0.00%

							$21,866,632	$21,876,732	2.05%
Life Sciences Tools & Services
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.54%		9/30/2030	$107,844	$106,019	$107,790	0.01%
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed TL	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%		9/30/2030	—	(196)	(37)	0.00%
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%		9/30/2030	—	(196)	(37)	0.00%
Bamboo US BidCo LLC (aka Baxter) USD TL	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.54%		9/30/2030	704,808	698,845	701,550	0.06%
KL Charlie Acquisition Company Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%		12/31/2032	—	2,469	494	0.00%
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.92%		12/30/2026	2,595,000	2,583,694	2,547,027	0.24%
KL Charlie Acquisition Company Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.92%		12/30/2026	1,955,992	1,935,015	1,900,527	0.18%
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 0.00%	9.92%		12/30/2026	215,918	219,328	215,897	0.02%
KL Moon Acquisition, LLC 2024 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.75% / 1.00%	12.04% 2.75%	/	2/1/2029	658,571	643,710	622,176	0.06%
KL Moon Acquisition, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.75% / 1.00%	12.04% 2.75%	/	2/1/2029	1,651,124	1,633,884	1,575,541	0.15%
KL Moon Acquisition, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.75% / 1.00%	12.04% 2.75%	/	2/1/2029	354,106	354,106	343,118	0.03%

							$8,176,678	$8,014,046	0.75%
Metal & Glass Containers
Keg Logistics LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.90% / 1.00%	11.22%		11/23/2027	$4,421,051	$4,379,348	$4,398,555	0.41%
Office Services & Supplies
Advanced Web Technologies Holding Company Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.44%		12/17/2026	$782,072	$772,373	$771,401	0.07%
Advanced Web Technologies Holding Company Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		12/17/2026	—	—	(44)	0.00%
Advanced Web Technologies Holding Company Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.40%		12/17/2026	1,987,909	1,963,352	1,960,785	0.19%
Ergotron Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 0.75%	9.57%		7/6/2028	4,508,816	4,508,816	4,508,816	0.42%
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.15% / 1.00%	10.45%		12/15/2026	550,634	519,430	526,018	0.05%
Forward Solutions, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	10.45%		12/15/2026	655,356	646,163	648,624	0.06%

							$8,410,134	$8,415,600	0.79%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Oil & Gas Equipment & Services
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.85% / 2.00%	11.17%		7/31/2028	$471,144	$462,639	$471,037	0.05%
Jones Industrial Holdings, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 6.85% / 2.00%	11.17%		7/31/2028	1,981,981	1,981,981	1,942,832	0.18%

							$2,444,620	$2,413,869	0.23%
Other Diversified Financial Services
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.28%		10/1/2027	$1,125,881	$1,119,089	$1,118,698	0.10%
Citrin Cooperman Advisors LLC 2022-2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 5.00% / 0.75%	9.28%		10/1/2027	3,792,150	3,732,004	3,753,886	0.35%
Convera International Financial S.a r.l. Incremental Term Loan	(1)(3)(5)(7)(9)(10)(21)	3M SOFR + 6.15% / 0.75%	10.45%		3/1/2028	2,947,500	2,903,169	2,897,040	0.27%
Convera International Financial S.a r.l. Incremental Term Loan 2024	(1)(3)(5)(7)(9)(10)(21)	3M SOFR + 6.15% / 0.75%	10.45%		3/1/2028	403,082	397,619	397,457	0.04%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.30%		6/15/2029	1,706,972	1,679,042	1,696,891	0.16%
Lido Advisors, LLC Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.32%		6/15/2029	1,269,367	1,254,403	1,269,367	0.12%

							$11,085,326	$11,133,339	1.04%
Packaged Foods & Meats
Chef Merito, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.15% / 1.00%	10.45%		7/15/2028	$423,125	$423,125	$418,155	0.04%
Chef Merito, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.15% / 1.00%	10.45%		7/15/2028	423,125	423,125	418,155	0.04%
Chef Merito, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.15% / 1.00%	10.45%		7/15/2028	340,515	344,217	333,060	0.03%
Chef Merito, LLC First Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.15% / 1.00%	10.38%		7/15/2028	2,551,798	2,494,224	2,538,166	0.24%
Chef Merito, LLC Second Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.45%		7/15/2028	1,132,990	1,113,784	1,100,961	0.10%
Demakes Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%		12/12/2029	—	—	—	0.00%
Demakes Borrower, LLC Term B Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.30%		12/12/2029	343,757	343,757	343,757	0.03%
Gastronome Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.15% / 1.00%	9.45%		11/18/2027	4,729,986	4,708,544	4,684,105	0.44%
Huron Bidco, INC. Incremental Term Loan B1 (KNPC Holdco)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.10% / 1.00%	11.36%		10/22/2029	735,121	726,402	696,882	0.07%
KNPC Holdco, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	10.11%		10/22/2029	4,876,225	4,817,731	4,771,084	0.45%
KNPC Holdco, LLC Tranche D-1 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	10.11%		10/22/2029	5,000,000	5,000,000	5,000,000	0.47%
Nellson Nutraceutical, LLC Term A-1 Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 1.00%	10.21%		12/23/2025	4,918,531	4,900,911	4,905,436	0.46%
Patriot Foods Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.47%		12/24/2029	4,937,500	4,877,967	4,851,566	0.45%
Signature Brands, LLC Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	1M SOFR + 9.76% / 1.75%	14.07% 3.00%	/	5/4/2028	4,678,703	4,603,856	4,096,670	0.38%
Signature Brands, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.76% / 1.75%	11.05%		5/4/2028	266,212	263,281	252,901	0.02%
Signature Investor LLC Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.50%	0.00%		5/4/2028	—	—	(247)	0.00%
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.92%		3/31/2029	2,292,169	2,176,604	2,251,802	0.21%
Western Smokehouse Partners, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%		3/31/2028	—	(2,508)	(2,510)	0.00%
Western Smokehouse Partners, LLC Term Loan Third Ammendment	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.79%		3/31/2028	6,229,613	6,133,712	6,136,169	0.57%
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	9.94%		2/9/2028	193,497	190,452	192,206	0.02%
ZB Holdco LLC 2023-1 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	9.95%		2/9/2028	153,860	151,508	151,891	0.01%

							$43,690,692	$43,140,209	4.03%
Paper Packaging
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 1.00% / 1.00%	1.00%		1/31/2032	$354,894	$347,134	$348,704	0.03%
Arctic Holdco, LLC Initial Refinancing Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.57%		1/31/2031	396,160	388,190	387,907	0.04%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Paper Packaging (continued)
Arctic Holdco, LLC Tranche B Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.55%		1/31/2032	7,607,023	7,536,484	7,530,952	0.70%
Arctic Holdco, LLC Tranche B Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.55%		1/31/2032	3,260,153	3,229,922	3,227,551	0.30%
WCHG Buyer, Inc. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%		4/10/2031	12,957,746	12,895,772	12,892,958	1.21%

							$24,397,502	$24,388,072	2.28%
Personal Products
Kinetic Purchaser, LLC - Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	10.45%		11/10/2027	$2,019,299	$1,967,003	$1,954,682	0.18%
Loving Tan Intermediate II Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.32%		5/31/2028	2,721,533	2,665,972	2,688,927	0.25%
Loving Tan Intermediate II Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 1.00%	10.30%		5/31/2028	145,185	139,094	138,984	0.01%
Phoenix YW Buyer, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		5/31/2030	—	(2,987)	—	0.00%
Phoenix YW Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.32%		5/31/2030	4,605,186	4,543,391	4,589,873	0.43%
Phoenix YW Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.32%		5/31/2030	3,305,041	3,257,727	3,294,052	0.31%
RoC Holdco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	10.08%		2/21/2031	833,884	827,559	824,104	0.08%
RoC Holdco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 0.75%	10.08%		2/21/2031	3,391,436	3,360,683	3,351,657	0.31%
RoC Holdco LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		2/21/2030	—	(5,164)	(3,168)	0.00%

							$16,753,278	$16,839,111	1.57%
Pharmaceuticals
Creek Parent, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.57%		12/18/2031	$14,076,000	$13,944,795	$13,926,513	1.30%
Creek Parent, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%		12/18/2031	—	(19,468)	(21,495)	0.00%
Packaging Coordinators Midco, Inc. Initial Dollar Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%		1/22/2032	—	—	(2,432)	0.00%
Packaging Coordinators Midco, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	9.04%		1/22/2032	10,456,613	10,433,538	10,430,472	0.97%
Packaging Coordinators Midco, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%		1/1/2032	—	(2,554)	(2,633)	0.00%
PAI Middle Tier, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	9.07%		2/13/2032	8,017,606	7,900,613	7,897,342	0.74%
PAI Middle Tier, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%		2/13/2032	—	(24,999)	(1,041)	0.00%
Pet FLavor, LLC Term A Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	0.00% 10.30%	/	12/15/2026	4,999,238	4,981,089	4,916,495	0.46%
PharmaLogic Holdings Corp. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		6/21/2030	—	(16,887)	(18,339)	0.00%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.32%		6/21/2030	3,962,299	3,907,259	3,901,570	0.36%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.32%		6/21/2030	3,391,457	3,342,155	3,339,477	0.31%
Sequon, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.76% / 1.00%	10.06%		12/29/2026	4,900,426	4,864,834	4,868,677	0.46%

							$49,310,375	$49,234,606	4.60%
Real Estate Development
Discovery SL Management, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.81%		3/18/2030	$1,732,500	$1,721,566	$1,710,205	0.16%
Discovery SL Management, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.81%		3/18/2030	290,114	289,459	289,175	0.03%
Discovery SL Management, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.81%		3/18/2030	121,500	118,013	120,705	0.01%
Discovery SL Management, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		3/18/2030	—	(590)	(168)	0.00%
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		11/22/2028	—	—	(46)	0.00%

							$2,128,448	$2,119,871	0.20%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost *	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Real Estate Operating Companies
Associations, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.76% / 1.00%	11.08%		7/2/2028	$321,173	$320,887	$321,046	0.03%
Associations, Inc. Special Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.76% / 1.00%	11.06%		7/3/2028	134,370	133,997	134,211	0.01%
Associations, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.76% / 0.00%	11.06%		7/2/2028	6,954,085	6,923,833	6,912,830	0.65%

							$7,378,717	$7,368,087	0.69%
Real Estate Services
BBG, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.76% / 1.00%	11.06% 5.75%	/	1/8/2026	$6,281,276	$6,137,247	$5,923,413	0.55%
Vacation Rental Brands, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.58%		9/6/2031	1,379,929	1,323,589	1,374,813	0.13%
Vacation Rental Brands, LLC Delayed Term Loan Amendment No. 1	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.56%		9/6/2031	6,267,840	6,174,385	6,267,840	0.59%
Vacation Rental Brands, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.54%		9/6/2031	261,183	252,676	261,183	0.03%
Vacation Rental Brands, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.55%		9/6/2031	688,021	678,508	680,422	0.06%
Vacation Rental Brands, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.55%		9/6/2031	1,270,910	1,258,774	1,256,872	0.12%
Vacation Rental Brands, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.55%		9/6/2031	3,391,479	3,342,142	3,354,020	0.31%

							$19,167,321	$19,118,563	1.79%
Research & Consulting Services
Accelevation LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%		1/2/2031	$—	$(26,748)	$(27,865)	0.00%
Accelevation LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.32%		1/2/2031	9,907,692	9,767,974	9,759,077	0.91%
Accelevation LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.32%		1/2/2031	307,138	271,617	306,891	0.03%
Accordion Partners LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.57%		11/17/2031	292,174	283,636	291,891	0.03%
Accordion Partners LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.55%		11/17/2031	7,556,522	7,512,825	7,509,169	0.70%
Accordion Partners LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	9.55%		11/17/2031	3,400,000	3,380,619	3,378,694	0.32%
Accordion Partners LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%		11/17/2031	—	(9,079)	(189)	0.00%
BDO USA, P.C. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 2.00%	9.32%		8/31/2028	4,925,000	4,850,994	4,875,750	0.46%
BNI Global, LLC Dollar Delayed Draw Term Loan (2021)	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	9.92%		5/1/2027	1,896,353	1,879,859	1,879,871	0.18%
BNI Global, LLC Initial Dollar Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	9.92%		5/1/2027	1,382,477	1,370,268	1,366,127	0.13%
BNI Global, LLC Initial Dollar Term Loan	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 5.60% / 1.00%	9.92%		5/1/2027	3,391,414	3,355,271	3,351,306	0.31%
BNI Global, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		5/1/2027	—	—	(2,233)	0.00%
Crete PA Holdco, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		11/26/2030	—	9,511	8,825	0.00%
Crete PA Holdco, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.32%		11/26/2030	6,511,628	6,480,138	6,477,872	0.61%
Crete PA Holdco, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		11/26/2030	—	1,413	1,324	0.00%
CSG Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		7/29/2029	—	(2,414)	(12)	0.00%
CSG Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.29%		7/29/2029	2,093,411	2,070,744	2,045,263	0.19%
CSG Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	10.29%		7/29/2029	3,391,457	3,352,489	3,313,454	0.31%
CSG Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		7/29/2029	—	(3,999)	(4)	0.00%
Ethos Risk Services, LLC Delayed Draw Term C Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.00%	0.75%		5/1/2027	—	(9,242)	—	0.00%
Ethos Risk Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.07%		5/1/2027	1,875,253	1,855,291	1,856,758	0.17%
Ethos Risk Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.07%		5/1/2027	3,391,414	3,347,658	3,357,967	0.31%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Research & Consulting Services (continued)
First Legal Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.31%		7/1/2031	498,997	490,934	498,831	0.05%
First Legal Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		7/1/2030	—	(5,984)	(83)	0.00%
First Legal Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%		7/1/2031	1,701,744	1,690,729	1,688,757	0.16%
First Legal Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.30%		7/1/2031	3,391,479	3,368,076	3,365,597	0.31%
Gerson Lehrman Group, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.15% / 1.00%	9.45%		12/13/2027	4,974,490	4,903,022	4,958,026	0.46%
Liberty Purchaser, LLC Delayed Draw Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.32%		11/22/2029	1,171,427	1,171,427	1,159,712	0.11%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.32%		11/22/2029	793,087	793,087	792,868	0.07%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	9.32%		11/22/2029	3,391,327	3,391,327	3,390,390	0.32%
ManTech International Corporation 2024 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.29%		9/14/2029	4,193,139	4,193,139	4,112,627	0.38%
ManTech International Corporation Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%		9/14/2029	—	(141,153)	(90)	0.00%
PRGX Global, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		12/20/2030	—	(4,017)	(4,030)	0.00%
PRGX Global, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.85%		12/20/2030	13,433,856	13,366,687	13,366,687	1.25%
Sagebrush Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		7/1/2030	—	(10,213)	(6,246)	0.00%
Sagebrush Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.32%		7/1/2030	2,890,086	2,851,197	2,846,367	0.27%
Sagebrush Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.32%		7/1/2030	3,300,000	3,254,331	3,250,080	0.30%
SourceHOV Tax, LLC Initial Term A Loan	(1)(2)(3)(4)(5)(7)(11)	6M SOFR + 6.01% / 1.00%	10.34%		4/6/2028	4,899,244	4,873,274	4,658,378	0.44%
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%		9/27/2031	—	(6,278)	(116)	0.00%
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 0.50%	0.50%		9/27/2031	—	(6,899)	(116)	0.00%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.50%	9.31%		9/27/2031	355,375	353,368	351,720	0.03%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.50%	9.31%		9/27/2031	5,211,141	5,165,308	5,157,549	0.48%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.50%	9.31%		9/27/2031	4,855,766	4,812,084	4,805,829	0.45%

							$104,242,271	$104,142,673	9.74%
Restaurants
Ampler Qsr Holdings LLC 2024 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	10.17%		7/21/2027	$1,709,993	$1,698,693	$1,687,666	0.16%
Ampler Qsr Holdings LLC 2024 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.85% / 1.00%	10.17%		7/21/2027	3,391,457	3,360,213	3,347,176	0.31%
Ampler Qsr Holdings LLC 2025 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 2.00%	10.17%		7/21/2027	242,290	240,152	239,867	0.02%

							$5,299,058	$5,274,709	0.49%
Soft Drinks
Refresh Buyer, LLC Delayed Term Loan (Sunny Sky Products)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	9.05%		12/23/2028	$4,899,498	$4,870,518	$4,883,652	0.46%
Specialized Consumer Services
3 Step Sports LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 8.00% / 1.00%	12.31 1.50	% / %	10/2/2029	$143,656	$134,849	$113,878	0.01%
3 Step Sports LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.30 1.50	% / %	10/2/2029	683,786	674,077	638,547	0.06%
Anderson Group Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.76% / 1.00%	9.05%		12/25/2028	4,911,392	4,888,435	4,911,392	0.46%
Any Hour LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.50%	9.55%		5/23/2030	200,047	185,470	200,047	0.02%
Any Hour LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.50%	9.55%		5/23/2030	561,039	547,685	545,627	0.05%
Any Hour LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.50%	9.55%		5/23/2030	3,672,049	3,623,293	3,593,773	0.34%
Any Hour LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.50%	9.55%		5/23/2030	3,391,457	3,344,389	3,319,162	0.31%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Specialized Consumer Services (continued)
Arcticom Group Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.50% / 1.00%	11.82 4.00	% / %	12/22/2027	46,963	46,619	46,963	0.00%
Arcticom Group Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 7.50% / 1.00%	11.82 4.00	% / %	12/22/2027	11,894	11,894	11,894	0.00%
Arcticom Group Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.50% / 1.00%	11.82 4.00	% / %	12/22/2027	200,395	199,692	200,395	0.02%
Arcticom Group Third Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.50% / 1.00%	11.82 4.00	% / %	12/22/2027	50,235	49,473	49,280	0.01%
KL Stockton Intermediate II, LLC PIK Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 13.00% / 0.50%	0.00 13.00	% / %	5/23/2031	1,965,768	1,933,819	1,926,650	0.18%
Modigent, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 4.75% / 0.75%	9.05%		8/23/2028	228,274	226,044	228,274	0.02%
Oil Changer Holding Corporation Amendment No.4 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.90% / 1.00%	11.20%		2/8/2027	3,529,179	3,439,768	3,453,793	0.32%
Oil Changer Holding Corporation Amendment No.4 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.90% / 1.00%	11.20%		2/8/2027	4,822,332	4,760,164	4,749,997	0.44%
Oil Changer Holding Corporation Amendment No.4 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.90% / 1.00%	11.20%		2/8/2027	3,393,793	3,350,142	3,342,886	0.31%
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	10.07%		12/1/2027	669,544	660,311	654,003	0.06%
W. A. Kendall And Company, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	10.06%		4/22/2030	2,977,500	2,943,243	2,960,223	0.28%
W.A. Kendall and Company, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.80% / 1.00%	10.34%		4/22/2030	4,895,122	4,863,401	4,826,694	0.45%

							$35,882,768	$35,773,478	3.34%
Specialty Chemicals
Charkit Chemical Company, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.03% / 1.00%	9.33%		12/29/2026	$4,267,616	$4,249,940	$4,261,218	0.40%
Rocket BidCo, Inc. Term Loan (Recochem)	(1)(3)(5)(7)(12)(20)(21)	3M SOFR + 5.75% / 1.00%	10.04%		11/1/2030	11,221,875	11,020,710	10,921,476	1.02%

							$15,270,650	$15,182,694	1.42%
Specialty Stores
Saldon Holdings, Inc. Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.42%		3/13/2026	$596,946	$596,946	$596,946	0.06%
Saldon Holdings, Inc. Initial DDTL Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		3/13/2026	—	(3)	—	0.00%

							$596,943	$596,946	0.06%
Systems Software
ACP Falcon Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%		8/1/2029	—	(6,402)	—	0.00%
ACP Falcon Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.81%		8/1/2029	2,141,232	2,093,845	2,089,331	0.19%
Computer Services, Inc. 2024-1 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.57%		11/15/2029	514,505	507,008	514,432	0.05%
Computer Services, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%		11/15/2029	—	—	(106)	0.00%
ES Ventures LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.06%		12/13/2028	1,320,054	1,306,813	1,302,881	0.12%
ES Ventures LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.06%		12/13/2028	930,714	920,972	918,606	0.08%
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		11/13/2028	—	(15,337)	(16,197)	0.00%
Saturn Borrower Inc Tenth Amendment Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		11/13/2028	—	(13,841)	(14,577)	0.00%
Saturn Borrower Inc Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.30%		11/10/2028	5,938,967	5,855,841	5,849,883	0.55%

							$10,648,899	$10,644,253	0.99%
Technology Distributors
Thames Technology Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.56%		8/31/2029	784,700	776,263	780,343	0.07%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.56%		8/31/2029	1,583,521	1,562,973	1,559,399	0.15%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.25% / 1.00%	10.56%		8/31/2029	3,391,479	3,342,788	3,339,816	0.31%
Thames Technology Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.56%		8/31/2029	3,371,372	3,280,713	3,256,746	0.30%
Thames Technology Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%		8/31/2029	—	—	(7,827)	0.00%

							$8,962,737	$8,928,477	0.83%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Trading Companies & Distributors
AFC-Dell Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.79%	4/9/2027	2,141,240	2,118,808	2,084,271	0.19%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.31%	10/24/2030	493,344	488,850	488,258	0.05%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.31%	10/24/2030	1,103,909	1,075,089	1,092,529	0.10%
Apex Service Partners, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.31%	10/24/2030	2,072,789	2,053,813	2,051,421	0.19%
Apex Service Partners, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.31%	10/24/2030	4,638,077	4,533,362	4,590,265	0.43%
Apex Service Partners, LLC Incremental Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.30%	10/24/2030	2,328,389	2,301,210	2,328,389	0.22%
Apex Service Partners, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.32%	10/24/2029	138,709	137,227	137,020	0.01%
Apex Service Partners, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 1.00%	9.32%	10/24/2029	255,902	252,307	252,786	0.03%
Hultec Buyer, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.19%	3/31/2029	1,540,342	1,513,898	1,540,342	0.14%
Hultec Buyer, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.19%	3/31/2029	3,300,000	3,238,090	3,300,000	0.31%
P.T. International LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.60% / 1.00%	8.92%	6/30/2027	4,924,242	4,904,771	4,913,267	0.46%
Red Fox CD Acquisition Corparation Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.30%	3/4/2030	3,538,564	3,477,928	3,465,198	0.32%
Red Fox CD Acquisition Corparation Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	10.30%	3/4/2030	3,391,436	3,326,124	3,321,120	0.31%
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.75%	9.55%	12/28/2029	114,383	113,244	112,480	0.01%
SureWerx Purchaser III, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.55%	12/28/2029	2,050,863	2,036,306	2,050,488	0.19%
Trench Plate Rental Co. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.90%	12/3/2026	5,365,517	5,365,518	5,353,570	0.50%
Trench Plate Rental Co. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	0.50%	12/3/2026	499,310	499,310	498,587	0.05%

						$37,435,855	$37,579,991	3.51%
Trucking
EVDR Purchaser, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/14/2031	—	—	—	0.00%
EVDR Purchaser, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.82%	2/14/2031	82,353	82,353	82,353	0.01%
EVDR Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.82%	2/14/2031	1,364,447	1,340,732	1,335,934	0.12%
EVDR Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 0.75%	9.82%	2/14/2031	3,391,436	3,327,979	3,320,567	0.31%

						$4,751,064	$4,738,854	0.44%

Total First Lien Senior Secured						$1,844,476,852	$1,843,567,366	172.33%

Second Lien Senior Secured
Insurance Brokers
SageSure Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)(10)	3M SOFR + 5.26% / 1.00%	9.57%	1/28/2030	1,041,211	1,031,636	1,037,040	0.09%
SageSure Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.11% / 0.50%	9.44%	1/28/2030	1,468,609	1,455,007	1,468,609	0.14%
SageSure Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.11% / 0.50%	9.44%	1/28/2030	2,992,462	2,992,462	2,992,462	0.28%

Total Second Lien Senior Secured						$5,479,105	$5,498,111	0.51%

Subordinated Notes
Other Diverdified Financial Services
Audax Senior Debt CLO 12 LLC Sub Notes	(1)(2)(3)(5)(21)(22)(23)	N/A + N/A / N/A	N/A	4/22/2037	—	2,081,250	2,081,250	0.19%
CIFC Funding 2024-V Sub Notes Reg S	(1)(2)(3)(5)(21)(23)	N/A + N/A / N/A	N/A	1/22/2038	5,716,500	4,994,226	5,130,233	0.48%

Total Non-Controlled, Non-Affiliated Debt Investments						$7,075,476	$7,211,483	0.67%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
March 31, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Private Credit Funds
Limited Partnership Interests
Asset Management & Custody Banks
Castlelake Consumer Receivables Opportunity III, L.P. Fund	(1)(2)(6)(14)(15)(16)(21)	N/A + N/A / N/A	N/A	6/12/2031	6,247,924	6,305,336	6,684,533	0.63%
Castlelake Consumer Receivables Opportunity IV, L.P.	(1)(2)(6)(14)(15)(17)(21)	N/A + N/A / N/A	N/A	12/31/2032	3,985,190	4,008,301	4,072,340	0.38%
Fidelity Evergreen Private Credit Fund LP	(1)(2)(6)(14)(15)(18)(21)	N/A + N/A / N/A	N/A	5/21/2031	18,443,110	18,443,110	21,648,623	2.02%

						$28,756,747	$32,405,496	3.03%

Total Non-Controlled, Non-Affiliated Private Credit Funds						$28,756,747	$32,405,496	3.03%

Total Investments						$1,885,788,180	$1,888,682,456	176.54%

Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio - Institutional Class, 4.15% (36,870,454 shares)	(1)(2)(3)(4)(5)(7)(19)	N/A	N/A	N/A	N/A	$36,870,454	$36,870,454	3.45%
Other cash accounts						6,028,051	6,028,051	0.56%

Total Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents						$42,898,505	$42,898,505	4.01%

Liabilities Less Other Assets							$(861,783,315)	(80.32)

Net Assets							$1,069,797,646	100.00%

*	For non-controlled, non-affiliated debt investments, cost represents amortized cost.
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

(7)
The investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“PRIME”)). which reset monthly or quarterly. For each such investment, the Company has provided the reference rate used and provided the spread and the current contractual interest rate in effect at March 31, 2025. The interest rate disclosed is based on the reference rate as of the last reset date which may differ from the reference rate as of March 31, 2025. As of March 31, 2025, effective rates for 1 Month (“M”) S, 3M S, 6M S and PRIME are 4.334%, 4.354%, 4.549% and 7.500%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2025. Certain investments are subject to a floor and have been provided.

(8)	Position is an unfunded delayed draw term loan with no rate setting.
(9)	Investment is domiciled in Jersey.
(10)	Designates that the investment is collateral for MassMutual SPV I Credit Facility.
(11)	Designates that the investment is collateral for BMO SPV II Credit Facility.
(12)	Designates that the investment is collateral for Wells Fargo SPV III Credit Facility.
(13)	Designates that the investment is collateral held at StepStone CLO 2024-I LLC.
(14)	Investment does not allow redemptions or withdrawals except at the discretion of its general partner, manager or advisor and the final distribution date is not known at this time.
(15)
Private credit funds are generally issued in private placement transactions and as such are generally restricted to resale. There are no circumstances that could cause a lapse in the restriction to resale. Each investment may have been purchased on various dates and for different amounts. Total fair value of restricted private credit funds as of March 31, 2025 was $32,405,496 or 3.03% of net assets.

(16)	Investment was acquired on June 26, 2024.
(17)	Investment was acquired on November 15, 2024.
(18)	Investment was acquired on May 22, 2024.
(19)	The rate reported is the 7-day effective yield at the period end.
(20)	Investment is domiciled in Canada.
(21)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(22)	Represents securities sold under Rule 144A, which are exempt from registration under the Securities Act of 1933, as amended.
(23)
Security has no stated coupon and is considered an equity position in the collateralized loan obligation (“CLO”). CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses.

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured
Advertising
Carnegie Dartlet, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.500%		2/7/2030	$—	$(748)	$—	0.00%
Carnegie Dartlet, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.857%		2/7/2030	505,877	498,884	493,466	0.06%
Carnegie Dartlet, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	10.053%		2/7/2030	3,600	2,796	3,600	0.00%
Finn Partners, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.98%		7/1/2026	1,671,350	1,661,915	1,668,691	0.18%
Finn Partners, Inc. Second Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.98%		7/1/2026	3,240,769	3,222,317	3,235,571	0.35%
Kite Midco II LTD Term Loan B1	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.43%		11/19/2031	5,290,056	5,211,443	5,210,705	0.57%
Kite Midco II LTD Term Loan B1	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.00%	9.43%		11/19/2031	5,290,056	5,211,443	5,210,705	0.57%
Kite Midco II LTD Term Loan B2	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.00% / 0.00%	0.00%		11/19/2031	—	(9,800)	(9,919)	0.00%
Kite Midco II LTD Term Loan B2	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%		11/19/2031	—	(9,800)	(9,919)	0.00%
Minds Buyer Incremental Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		5/3/2029	—	(4,557)	(4,688)	0.00%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.85%		5/3/2029	11,375,000	11,318,719	11,289,688	1.23%

							$27,102,612	$27,087,900	2.96%
Aerospace & Defense
Aviation Technical Services, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		7/12/2029	$—	$(3,468)	$(3,473)	0.00%
Aviation Technical Services, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.41%		7/12/2029	3,990,000	3,962,436	3,962,282	0.43%
Heads Up Technologies, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.95%		8/10/2028	4,912,060	4,866,295	4,912,060	0.53%
PAG Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 4.25% / 1.00%	11.75%		12/21/2029	245,266	233,500	245,266	0.03%
PAG Holding Corp. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.85%		12/21/2029	11,245,484	11,141,121	11,245,484	1.23%
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		2/15/2029	—	(24,528)	—	0.00%
PPW Aero Buyer, Inc. Delayed Draw Term Loan-1	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	10.12%		2/15/2029	1,442,167	1,435,437	1,442,167	0.16%
PPW Aero Buyer, Inc. Term Loan (Whitcraft LLC )	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	11.01%		2/15/2029	4,937,186	4,937,186	4,932,603	0.54%
Sigma Defense Systems LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.90% / 1.00%	11.23%		12/18/2027	1,775,792	1,743,876	1,742,958	0.19%
Sigma Defense Systems LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		12/18/2027	—	(1,334)	—	0.00%

							$28,290,521	$28,479,347	3.11%
Air Freight & Logistics
AMEX Holding III Corp Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.65% / 1.00%	11.98 1.00	% / %	3/31/2028	$210,662	$209,519	$185,399	0.02%
AMEX Holding III Corp Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.65% / 1.00%	11.98 1.00	% / %	3/31/2028	4,737,698	4,712,354	4,169,547	0.45%
Gulf Winds International Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.60% / 1.00%	11.96%		6/12/2028	4,924,623	4,922,196	4,909,849	0.54%
Solairus Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.35% / 1.00%	10.49%		7/23/2029	4,516,892	4,516,892	4,516,389	0.49%

							$14,360,961	$13,781,184	1.50%
Alternative Carriers
Meriplex Communications, Ltd. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.10% / 0.75%	9.46%		7/17/2028	$4,946,288	$4,946,288	$4,935,241	0.54%
Apparel Retail
Brightmore Brands LLC Original Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 4.59% / 1.50%	14.05%		9/10/2029	$9,990,084	$9,846,098	$9,796,905	1.07%
Application Software
Anaplan, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 0.75%	9.58%		6/21/2029	$5,000,000	$4,980,512	$4,997,356	0.55%
ARI Network Services, Inc. Third Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.36%		8/28/2026	3,430,875	3,388,994	3,394,783	0.37%

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Application Software (continued)
BASYS LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.76% / 1.00%	9.09%	12/9/2027	4,822,563	4,797,699	4,822,563	0.53%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.34%	2/9/2027	2,284,106	2,263,634	2,261,265	0.25%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.34%	2/9/2027	6,500,000	6,438,717	6,435,000	0.70%
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	11/19/2029	—	(158)	—	0.00%
Echo Purchaser, Inc. Term Loan (Exostar)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 0.75%	9.86%	11/19/2029	642,655	636,408	633,052	0.07%
Everbridge Holdings, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.59%	7/2/2031	5,555,556	5,527,778	5,528,039	0.60%
Everbridge Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.59%	7/2/2031	544,444	540,032	544,444	0.06%
Everbridge Holdings, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/2/2031	—	(2,603)	—	0.00%
GS Acquisitionco, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	5/25/2028	3,190,375	3,177,691	3,190,375	0.35%
GS Acquisitionco, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	5/25/2028	—	(4,948)	—	0.00%
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	5/25/2028	350,186	342,966	350,186	0.04%
LeadVenture, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57%	8/28/2026	299,315	291,418	296,169	0.03%
LeadVenture, Inc. Revolver	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.57%	8/28/2026	443,350	438,519	443,350	0.05%
LeadVenture, Inc. Supplemental No. 4 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.36%	8/28/2026	1,986,569	1,975,394	1,986,569	0.22%
Legal Spend Holdings, LLC 2nd Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.11%	5/14/2029	255,511	255,511	255,511	0.03%
Legitscript LLC Delayed Draw Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	10.11%	6/24/2029	99,775	98,502	99,775	0.01%
Legitscript LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	10.11%	6/24/2029	3,890,302	3,842,326	3,890,302	0.42%
Mountain Parent, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/27/2031	—	(5,424)	—	0.00%
Mountain Parent, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.64%	6/27/2031	5,698,154	5,646,211	5,641,159	0.62%
Mountain Parent, Inc. Revolving Credit Facility	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/27/2031	—	(5,782)	—	0.00%
NinjaTrader Group, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	11.24%	12/18/2026	3,562,903	3,543,735	3,527,274	0.38%
NMI Acquisitionco, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.46%	9/6/2028	1,154,466	1,135,995	1,154,466	0.13%
NMI Acquisitionco, Inc. October 2021 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 0.75%	9.46%	9/6/2028	352,446	346,807	346,198	0.04%
NMI Acquisitionco, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/6/2028	—	(5,203)	(5,892)	0.00%
NMI Acquisitionco, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.46%	9/6/2028	1,892,857	1,862,572	1,859,300	0.20%
Optimizely North America Inc. (USD) Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/30/2031	—	(12,021)	(12,320)	0.00%
Optimizely North America Inc. (USD) Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 0.75%	9.36%	10/30/2031	12,768,000	12,640,409	12,636,075	1.38%
Pacific Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2028	—	—	(2,744)	0.00%
Pacific Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	6M SOFR + 6.25% / 1.00%	10.53%	10/2/2028	1,952,113	1,909,173	1,905,868	0.21%
Pacific Purchaser, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2028	—	—	(4,155)	0.00%
PDI TA Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.75%	2/3/2031	677,413	677,413	677,413	0.07%
PDI TA Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.84%	2/3/2031	5,200,904	5,157,349	5,158,858	0.56%
PDI TA Holdings, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/3/2031	—	—	(4,527)	0.00%
PracticeTek Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.11%	8/30/2029	28,172	25,548	23,292	0.00%
PracticeTek Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	10.11%	8/30/2029	1,959,080	1,930,104	1,926,702	0.21%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Application Software (continued)
Spark Purchaser, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	4/1/2030	—	(14,208)	—	0.00%
Spark Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.83%	4/1/2031	5,162,450	5,065,940	5,066,957	0.55%
Superjet Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.83%	12/30/2027	686,706	634,858	686,706	0.08%
Superjet Buyer, LLC Initial Term Loan (EFI Productivity Software)	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.76% / 0.75%	10.09%	12/30/2027	1,506,822	1,502,777	1,506,822	0.16%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.83%	12/30/2027	4,899,850	4,852,569	4,854,340	0.53%
Synchronoss Technologies, Inc. Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 2.50%	9.93%	6/28/2028	4,937,500	4,714,915	4,695,148	0.51%
TCP Hawker / TimeClock Plus 11/24 9th Amendment Rollover Incremental Term Loan 12/24	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.33%	8/30/2029	465,680	462,599	462,599	0.05%
TCP Hawker Intermediate LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	—	(878)	—	0.00%
TCP Hawker Intermediate LLC Ninth Amendment DDTL 11/24	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	—	(368)	(379)	0.00%
TCP Hawker Intermediate LLC Ninth Amendment Incremental Term Loan 11/24	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.33%	8/30/2029	17,439	17,281	17,265	0.00%
Thrive Buyer, Inc. Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 5.00% / 1.00%	12.50%	1/22/2027	194,243	194,815	194,243	0.02%
Thrive Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.48%	1/22/2027	1,966,679	1,970,287	1,966,679	0.21%
Thrive Buyer, Inc., Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.75%	1/22/2027	1,474,154	1,476,660	1,474,154	0.16%
Thrive Buyer, Inc.,Tenth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.90% / 1.00%	10.48%	1/22/2027	263,571	259,775	259,979	0.03%
Trintech Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.86%	7/25/2029	4,950,000	4,867,325	4,865,286	0.53%

						$99,839,625	$100,005,505	10.91%
Asset Management & Custody Banks
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.36%	12/23/2027	$250,278	$249,048	$250,278	0.03%
Allworth Financial Group, L.P. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/23/2027	—	(2,868)	(3,092)	0.00%
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.57%	7/28/2029	3,005,227	2,990,133	3,005,227	0.33%
Cerity Partners Equity Holding LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/28/2028	—	(2,009)	—	0.00%
Cerity Partners Equity Holding LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.76%	7/28/2029	4,658,970	4,658,970	4,658,970	0.51%
Danforth Global, Inc. Delayed Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.88%	12/9/2027	540,400	532,899	540,400	0.06%
Danforth Global, Inc. First Amendment Additional Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.76%	12/9/2027	286,679	283,192	282,782	0.03%
Danforth Global, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	12/9/2027	453,164	447,416	447,005	0.05%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.77%	12/9/2027	5,705,389	5,633,531	5,630,038	0.61%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.76%	12/9/2027	4,089,750	4,034,842	4,036,490	0.44%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.76%	12/9/2027	897,750	886,774	886,059	0.10%
Danforth Global, Inc. Third Amendment Additional Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.84%	12/9/2027	479,100	472,600	479,100	0.05%
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	9.04%	12/22/2028	3,074,114	3,049,733	3,074,114	0.34%
Obra Capital, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.61% / 1.00%	11.97%	6/21/2029	7,500,000	7,359,376	7,359,427	0.80%
Petra Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.19%	11/15/2030	600,000	583,422	596,412	0.07%
Petra Borrower, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.32%	11/15/2030	3,225,625	3,168,656	3,148,840	0.34%
Petra Borrower, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/15/2029	—	(8,419)	(1,435)	0.00%
PMA Parent Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.58%	1/31/2031	4,186,500	4,145,505	4,144,635	0.45%
PMA Parent Holdings, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	1/31/2031	—	(3,033)	(3,135)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Asset Management & Custody Banks (continued)
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.57%	10/2/2028	3,785,323	3,777,393	3,761,832	0.41%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.50%	10/4/2028	1,151,106	1,145,771	1,143,962	0.12%
Wealth Enhancement Group, LLC May 2022 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.59%	10/4/2028	1,985,883	1,985,622	1,983,495	0.22%
Wealth Enhancement Group, LLC Revolver Incremental 12/24	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.00%	0.00%	2/10/2028	—	1,131	—	0.00%
Wealth Enhancement Group, LLC_Delayed Draw Term Loan 12/24	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	2/10/2028	—	16,919	16,934	0.00%

						$45,406,604	$45,438,338	4.96%
Auto Parts & Equipment
ETE Intermediate II LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.50% / 1.00%	11.09%	5/29/2029	$204,286	$198,935	$201,929	0.02%
ETE Intermediate II LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	11.01%	5/29/2029	1,934,821	1,891,743	1,915,473	0.21%
M&D MidCo, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.66%	8/31/2028	1,754,402	1,733,351	1,705,278	0.19%
M&D MidCo, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.74%	8/31/2028	587,599	579,653	587,599	0.07%
M&D MidCo, Inc. Delayed Draw Term Loan Third Amendment	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2028	—	1,296	1,298	0.00%
M&D MidCo, Inc. Term Loan Third Amendment	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.48%	8/31/2028	367,816	365,619	367,816	0.04%
Premier Tire& Service Finace Merger Sub, LLC Term Loan Incremental	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.00%	9.98%	5/17/2029	927,814	918,735	918,536	0.10%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.87%	5/17/2029	1,054,825	1,064,267	1,053,179	0.11%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 1.00%	9.87%	5/17/2029	1,054,825	1,036,172	1,053,179	0.11%
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.00%	9.95%	5/17/2029	217,679	212,513	212,327	0.02%
Premier Tires & Service Acquisition, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	10.26%	5/17/2029	292,618	289,758	289,692	0.03%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.87%	5/17/2029	4,925,000	4,925,000	4,925,000	0.54%
Transgo, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 2.00%	10.11%	12/29/2028	5,718,426	5,650,998	5,660,752	0.62%
Transgo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 2.00%	0.50%	12/29/2028	—	—	(2,256)	0.00%
Truck-Lite Co., LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2031	—	(8,955)	(9,440)	0.00%
Truck-Lite Co., LLC Initial Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2030	—	(8,917)	(9,440)	0.00%
Truck-Lite Co., LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	10.27%	2/13/2031	5,712,389	5,647,425	5,625,290	0.61%

						$24,497,593	$24,496,212	2.67%
Automobile Manufacturers
JHCC Holdings LLC 2021-A Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	9/9/2027	$902,909	$899,098	$900,192	0.10%
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	9/9/2027	729,636	723,375	729,636	0.08%
JHCC Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	9/9/2027	4,034,591	4,026,494	4,022,448	0.44%
JHCC Holdings LLC_Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	9/9/2027	—	(2,553)	(5,334)	0.00%

						$5,646,414	$5,646,942	0.62%
Building Products
AllMark Acquisition, LLC Initial Term Loan (AllMark Door)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.75%	5/4/2028	$4,924,242	$4,893,282	$4,875,000	0.53%
Arch Cutting Tools Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.85% / 0.00%	9.18%	4/1/2026	4,910,155	4,898,622	4,887,162	0.53%
Big Top Holdings, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/1/2030	—	(1,547)	—	0.00%
Big Top Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.11%	3/1/2030	2,432,708	2,381,651	2,359,328	0.26%
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.40%	11/8/2029	796,296	788,403	796,296	0.09%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Building Products (continued)
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 1.00%	10.40%	11/8/2029	98,129	97,139	98,129	0.01%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.40%	11/8/2029	192,039	190,376	189,276	0.02%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.40%	11/8/2029	1,558,333	1,537,105	1,535,907	0.17%

						$14,785,031	$14,741,098	1.61%
Commodity Chemicals
Guy Chemical Company, LLC U.S. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.85% / 1.00%	9.21%	11/9/2027	$4,911,839	$4,873,458	$4,911,839	0.54%
Communications Equipment
Owl Cyber Defense Solutions, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/11/2029	$—	$(8,849)	$—	0.00%
Owl Cyber Defense Solutions, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.11%	9/11/2029	4,089,750	4,050,454	4,036,085	0.44%
Owl Cyber Defense Solutions, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.11%	9/11/2029	2,322,969	2,277,086	2,292,487	0.25%

						$6,318,691	$6,328,572	0.69%
Construction & Engineering
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.00%	0.75%	6/30/2030	$—	$(12,074)	$(12,098)	0.00%
Ambient Enterprises Holdco LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/7/2029	—	(1,841)	(5,950)	0.00%
Ambient Enterprises Holdco LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.44%	6/28/2030	6,810,291	6,701,872	6,717,804	0.73%
Ambient Enterprises Holdco LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.08%	6/30/2030	6,342,711	6,263,668	6,263,427	0.68%
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.65% / 0.75%	10.24%	7/31/2026	465,360	462,601	423,899	0.05%
Best Roofing Services LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.33%	4/2/2029	5,104,478	5,013,102	4,997,718	0.55%
Best Roofing Services LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/2/2029	—	—	(18,730)	0.00%
Diverzify Intermediate LLC Second Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	10.67%	5/11/2027	487,171	484,719	486,131	0.05%
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	6M SOFR + 6.01% / 1.00%	10.60%	5/11/2027	4,424,713	4,399,724	4,407,428	0.48%
Eskola LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.50%	9.96%	12/19/2029	8,161,521	8,090,567	8,090,107	0.88%
Eskola LLC_Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.50%	9.94%	12/19/2029	2,914,830	2,889,350	2,898,434	0.32%
Eskola LLC_Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.50%	0.00%	12/19/2029	—	(22,789)	(22,954)	0.00%
ESP Associates, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.60% / 1.00%	10.94%	7/24/2028	4,792,384	4,728,836	4,684,467	0.51%
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/7/2028	—	(29,522)	—	0.00%
G-A-I Consultants, Inc. First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 1.00%	10.15%	10/7/2028	2,945,724	2,900,331	2,895,494	0.32%
G-A-I Consultants, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 1.00%	9.97%	10/7/2028	78,947	70,087	78,947	0.01%
HP RSS Buyer, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.33%	12/11/2029	678,545	676,573	674,888	0.07%
HP RSS Buyer, Inc. General Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.33%	12/11/2029	436,673	433,838	434,319	0.05%
HP RSS Buyer, Inc. Special Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.33%	12/11/2029	145,036	145,036	144,254	0.02%
Kelso Industries LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	12/26/2029	—	29,211	29,211	0.00%
Kelso Industries LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	10.09%	12/26/2029	7,594,830	7,518,881	7,518,881	0.82%
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.59%	2/7/2031	44,469	44,025	44,469	0.00%
KENE Acquisition, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.84%	2/7/2031	960,551	960,551	960,551	0.10%
MKD Electric, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.60% / 1.25%	10.15%	5/31/2029	503,839	478,070	503,839	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Construction & Engineering (continued)
MKD Electric, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.25%	10.15%	5/31/2029	6,045,310	5,932,973	5,931,328	0.65%
MOREgroup Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	1/16/2030	4,466,250	4,405,120	4,378,809	0.48%
OSR Opco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	3/15/2029	—	(12,395)	(17,565)	0.00%
OSR Opco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.11%	3/15/2029	5,293,333	5,232,003	5,205,851	0.57%
OSR Opco LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.53%	3/15/2029	746,667	746,667	740,244	0.08%
PK Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.62%	9/19/2029	4,089,750	4,050,256	4,045,498	0.44%
PK Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.62%	9/19/2029	8,379,000	8,275,927	8,288,337	0.90%
Puris LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.07%	6/30/2031	8,409,398	8,290,867	8,241,056	0.90%
PVI Holdings, Inc. Last Out Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.94% / 1.00%	11.13%	1/18/2028	6,859,692	6,850,263	6,859,692	0.75%
SuperHero Fire Protection, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	10.73%	9/1/2026	5,454,727	5,354,806	5,345,632	0.58%
SuperHero Fire Protection, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.40% / 1.00%	10.73%	9/1/2026	373,487	365,562	364,781	0.04%
USIC Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	10.09%	9/10/2031	10,537,495	10,478,010	10,493,596	1.15%
USIC Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.84%	9/10/2031	306,545	299,186	300,958	0.03%
USIC Holdings, Inc. Specified Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	10.09%	9/10/2031	41,052	40,663	41,052	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(3,871)	—	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(5,161)	—	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.75%	9.55%	5/6/2031	1,127,467	1,106,833	1,127,467	0.12%
Valkyrie Buyer, LLC Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(29,253)	(30,000)	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan E	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/6/2031	—	(14,627)	(15,000)	0.00%
Valkyrie Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 0.75%	0.50%	5/6/2030	—	(6,271)	—	0.00%
Valkyrie Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.45%	5/6/2031	4,375,673	4,312,818	4,338,170	0.47%
Vertex Companies, Inc., Term Loan D	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.52%	8/31/2028	6,881,356	6,815,636	6,812,543	0.74%
Vertex Companies, Inc., The Delayed Draw Term Loan-B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/31/2028	—	(11,270)	(11,864)	0.00%
Vertex Companies, Inc., The Fourth Amendment Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2028	—	(22,717)	(23,729)	0.00%
Vertex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.34%	11/8/2030	3,620,286	3,614,084	3,620,286	0.40%
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.50%	11/8/2030	93,131	71,538	75,335	0.01%
Vertex Service Partners, LLC Revolving Facility	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 0.75%	10.19%	11/8/2030	360,465	359,341	357,879	0.04%
Vertex Service Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.11%	11/8/2030	1,881,774	1,860,312	1,872,227	0.20%

						$130,582,116	$130,537,119	14.24%
Construction Materials
Javelin Acquisition Vehicle, LLC Last Out Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.33% / 1.00%	9.69%	11/3/2026	$1,717,266	$1,717,266	$1,666,742	0.18%
Javelin Acquisition Vehicle, LLC Second Amendment Incremental Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.35% / 1.00%	9.71%	11/3/2026	2,671,960	2,634,257	2,637,417	0.29%

						$4,351,523	$4,304,159	0.47%
Data Processing & Outsourced Services
Penncomp, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.35% / 1.50%	10.71%	10/17/2028	$1,833,123	$1,792,239	$1,825,829	0.20%
Penncomp, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.35% / 1.50%	10.71%	10/17/2028	2,554,960	2,508,100	2,501,108	0.27%

						$4,300,339	$4,326,937	0.47%

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

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Education Services
Cambium Learning Group, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 0.75%	10.23%	7/20/2028	$5,913,434	$5,866,274	$5,913,434	0.65%
Electrical Components & Equipment
C3 AcquisitionCo, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	11/26/2030	$—	$(30,068)	$(30,258)	0.00%
C3 AcquisitionCo, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.50%	10.34%	11/26/2030	7,867,008	7,769,010	7,768,670	0.85%
C3 AcquisitionCo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	11/26/2030	—	(11,277)	(11,347)	0.00%
Inventus Power, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	6/30/2025	—	(2,982)	(1,637)	0.00%
Inventus Power, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.61% / 1.00%	11.97%	6/30/2025	3,096,468	3,067,796	3,068,274	0.33%
Spark Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/15/2031	—	(18,201)	(18,750)	0.00%
Spark Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.77%	10/15/2031	4,843,750	4,757,900	4,771,094	0.52%
Spark Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.77%	10/15/2031	1,406,250	1,385,503	1,385,156	0.15%
Spark Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/15/2031	—	(18,250)	(15,130)	0.00%
WC PLG Buyer, Inc Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	12/31/2049	—	(16,349)	(16,432)	0.00%
WC PLG Buyer, Inc Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.81%	12/31/2049	7,000,000	6,930,000	6,930,000	0.75%
WC PLG Buyer, Inc Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.81%	12/31/2049	5,356,808	5,303,239	5,303,239	0.58%

						$29,116,321	$29,132,879	3.18%
Electronic Equipment & Instruments
Dwyer Instruments, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	7/20/2029	$—	$(7,039)	$(7,071)	0.00%
Dwyer Instruments, LLC Revolver	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	7/20/2029	—	(16,893)	(16,807)	0.00%
Dwyer Intrumnets, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	9.27%	7/20/2029	10,888,889	10,780,000	10,780,000	1.18%
Fortis Payment Systems, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.95%	2/13/2026	4,910,256	4,896,680	4,910,256	0.54%
REE Holdings III Corp. Term Loan (Rees Scientific Corporation)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.99%	11/4/2028	4,912,281	4,860,630	4,912,281	0.53%

						$20,513,378	$20,578,659	2.25%
Electronic Manufacturing Services
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.65% / 1.00%	10.98%	10/5/2027	$154,717	$154,715	$150,385	0.02%
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.02% / 1.90%	10/5/2027	2,596,293	2,574,515	2,523,596	0.27%

						$2,729,230	$2,673,981	0.29%
Environmental & Facilities Services
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	6/14/2026	$—	$—	$—	0.00%
AVW WV Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.08%	3/17/2027	7,404,285	7,378,404	7,380,378	0.80%
CARDS Acquisition, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/12/2026	—	(37,637)	—	0.00%
CARDS Acquisition, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.80%	8/12/2029	870,924	858,167	870,924	0.10%
CARDS Acquisition, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.58%	8/12/2029	4,089,750	4,052,123	4,039,760	0.44%
CARDS Acquisition, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	8/12/2029	2,957,804	2,914,083	2,921,650	0.32%
Creative Multicare, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.59%	3/27/2030	4,962,500	4,908,789	4,902,912	0.54%
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/19/2029	—	(12,256)	—	0.00%
HEF Safety Ultimate Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	11/19/2029	2,579,769	2,534,759	2,503,689	0.27%
O6 Environmental, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.78%	6/30/2027	1,048,141	1,042,793	1,048,141	0.11%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Environmental & Facilities Services (continued)
O6 Environmental, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.67%	6/30/2027	1,426,706	1,408,990	1,408,180	0.15%
Rotolo Consultants, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.21% / 1.00%	11.73%	12/20/2026	3,144,310	3,097,104	3,131,220	0.34%
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 4.00% / 1.00%	11.50%	9/4/2029	1,580,000	1,549,676	1,561,250	0.17%
Vortex Companies, LLC Amendment No. 4 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.38%	9/4/2029	2,250,000	2,233,328	2,233,125	0.24%
Vortex Companies, LLC Term Loan Delayed Draw Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.36%	9/4/2029	2,932,191	2,900,161	2,900,086	0.32%
Vortex Companies, LLC Term Loan Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.36%	9/4/2029	3,028,235	2,995,238	2,995,079	0.33%
Vortex Intermediate, LLC Revolver Amendment No. 4 Incremental	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.57%	4/9/2029	73,971	68,530	68,449	0.01%

						$37,892,252	$37,964,843	4.14%
Food Distributors
Costanzo’s Bakery, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.58%	6/18/2027	$203,681	$203,220	$202,187	0.02%
Costanzo’s Bakery, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	6/18/2027	2,961,943	2,936,867	2,932,323	0.32%
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/1/2030	—	(28,105)	(4,267)	0.00%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.60% / 1.00%	10.17%	8/1/2030	4,078,003	4,031,234	4,019,088	0.44%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	10.17%	8/1/2030	598,871	590,028	590,219	0.06%
Heritage Foodservice Investment, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/1/2030	—	(7,034)	(533)	0.00%
Recipe Acquisition Corp. Delayed Draw Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/31/2031	—	—	(24,160)	0.00%
Recipe Acquisition Corp. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.60%	7/31/2031	205,673	201,445	196,008	0.02%
Recipe Acquisition Corp. Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.60%	7/31/2031	7,737,176	7,699,198	7,611,049	0.83%
Rushmore Investment III LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.34%	10/18/2030	3,989,950	3,950,978	3,943,230	0.43%
Rushmore Investment III LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.34%	10/18/2030	8,437,497	8,275,648	8,338,699	0.91%

						$27,853,479	$27,803,843	3.03%
Health Care Distributors
ASP Global Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.61%	7/31/2029	$1,533,707	$1,513,597	$1,533,707	0.17%
ASP Global Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.61%	7/31/2029	5,187,537	5,139,044	5,174,177	0.57%
ASP Global Holdings, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 4.25% / 1.00%	11.75%	7/31/2029	215,343	209,364	215,343	0.02%
HEC Purchaser Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/17/2029	—	(10,532)	(1,148)	0.00%
HEC Purchaser Corp. Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.75%	6/17/2029	8,426,406	8,314,112	8,380,190	0.91%
IDC Infusion Services, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.26%	7/7/2028	6,000,000	5,934,453	5,931,544	0.65%

						$21,100,038	$21,233,813	2.32%
Health Care Equipment
Artivion, Inc. Closing Date Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 2.00%	11.09%	1/18/2030	$1,059,457	$1,057,339	$1,059,457	0.12%
Artivion, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 2.00%	1.00%	1/18/2030	—	(134)	—	0.00%
Blades Buyer, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.60%	4/1/2026	4,924,242	4,910,295	4,924,242	0.54%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.60% / 1.00%	9.96%	6/10/2027	4,936,396	4,930,681	4,936,396	0.54%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.96%	6/10/2027	3,853,299	3,753,415	3,853,299	0.42%
Medical Device Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.35% / 1.00%	10.68%	7/11/2029	4,388,889	4,307,375	4,326,876	0.47%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Equipment (continued)
Medical Device Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.00% / 1.00%	0.50%	7/11/2029	—	—	(11,805)	0.00%
Pediatric Home Respiratory Services, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/23/2030	—	(3,010)	(3,019)	0.00%
Pediatric Home Respiratory Services, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.78%	12/23/2030	214,667	211,326	211,313	0.02%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.78%	12/23/2030	6,171,667	6,156,308	6,156,238	0.67%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.78%	12/23/2030	6,171,667	6,156,308	6,156,237	0.67%
SunMed Group Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 0.75%	10.19%	6/16/2028	4,923,664	4,833,084	4,899,034	0.53%

						$36,312,987	$36,508,268	3.98%
Health Care Facilities
Community Care Partners, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.11% / 1.00%	10.47%	6/10/2026	$1,972,409	$1,961,982	$1,899,801	0.21%
IPC Pain Acquisition, LLC Delayed Draw Tem Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.01% / 1.00%	10.34%	5/19/2027	2,674,208	2,645,943	2,673,704	0.29%
SDG Mgmt Company, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.75%	10.34%	7/3/2028	792,328	791,458	792,328	0.08%
SDG Mgmt Company, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 0.75%	9.88%	7/3/2028	1,561,004	1,544,033	1,546,426	0.17%

						$6,943,416	$6,912,259	0.75%
Health Care Services
Advanced Medical Management, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 0.00%	11.00%	12/18/2026	$6,618,471	$6,448,266	$6,469,556	0.71%
Advanced Medical Management, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/18/2026	—	(22,892)	(20,895)	0.00%
Apex Dental Partners, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/29/2030	—	(2,193)	(24,166)	0.00%
Apex Dental Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.85%	10/29/2030	8,580,645	8,559,644	8,559,194	0.93%
Apex Dental Partners, LLC_Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.77%	10/29/2030	1,932,903	1,922,119	1,921,613	0.21%
BCDI Rodeo Dental Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.91%	5/14/2025	1,256,229	1,249,194	1,246,933	0.14%
BCDI Rodeo Dental Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.91%	5/14/2025	5,635,288	5,603,733	5,593,587	0.61%
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.40% / 1.00%	9.91%	5/14/2025	1,002,023	989,305	984,488	0.11%
BCDI Rodeo Dental Buyer, LLC Second Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.91%	5/14/2025	122,076	121,805	121,172	0.01%
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 0.00%	10.33%	7/9/2025	1,749,452	1,749,452	1,749,452	0.19%
CCHN Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.61%	4/1/2030	5,969,083	5,859,251	5,950,130	0.65%
CVAUSA Management, LLC Primary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	5/22/2029	—	(9,836)	—	0.00%
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	5/22/2029	—	(5,994)	—	0.00%
CVAUSA Management, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	11.12%	5/22/2029	1,960,067	1,948,275	1,958,775	0.21%
Dentive, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 0.75%	11.35%	12/22/2028	2,243,144	2,216,220	2,219,115	0.24%
Dentive, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.75% / 0.75%	11.08%	12/22/2028	1,734,098	1,714,013	1,718,307	0.19%
Dentive, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 0.75%	11.08%	12/22/2028	2,781,385	2,761,024	2,756,057	0.30%
Dentive, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.75% / 0.75%	11.39%	12/22/2028	353,532	345,469	353,532	0.04%
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.85% / 1.00%	10.21%	4/21/2028	5,935,304	5,865,612	5,935,304	0.65%
Elevate HD Parent, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.10% / 1.00%	10.46%	8/20/2029	4,937,500	4,854,020	4,900,496	0.53%
Eval Home Health Solutions Intermediate, L.L.C. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.11%	5/10/2030	2,136,452	2,106,324	2,105,474	0.23%
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/10/2030	—	(1,116)	(1,044)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
Fort B.V. 2024 Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.00% / 0.00%	11.21%	1/12/2034	6,000,000	5,948,105	5,971,353	0.65%
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/13/2030	—	—	(4,154)	0.00%
Gen4 Dental Partners OPCO, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.31%	5/13/2030	5,685,714	5,636,644	5,681,008	0.62%
Gen4 Dental Partners OPCO, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/13/2030	—	—	(2,838)	0.00%
GI MSO, Inc. Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 4.50% / 1.00%	8.94%	6/5/2025	4,924,433	4,916,313	4,919,408	0.54%
Home Care Assistance, LLC Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.53%	3/30/2027	2,986,649	2,971,073	2,896,388	0.31%
Houseworks Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.76%	12/15/2028	463,125	456,926	435,010	0.05%
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/15/2028	—	—	(13,826)	0.00%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.76%	12/15/2028	4,921,137	4,826,570	4,798,860	0.52%
Houseworks Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.76%	12/15/2028	2,468,750	2,365,642	2,381,155	0.26%
Kabafusion Parent LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/24/2031	—	(7,026)	(3,563)	0.00%
Kabafusion Parent LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.33%	11/24/2031	5,700,059	5,671,585	5,675,208	0.62%
Kabafusion Parent LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.33%	11/24/2031	5,700,059	5,671,585	5,675,208	0.62%
MB2 Dental Solutions, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.86%	2/13/2031	4,279,945	4,242,303	4,255,798	0.46%
MB2 Dental Solutions, LLC Revolving Commitment	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2031	—	(2,643)	(2,509)	0.00%
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.86%	2/13/2031	304,608	303,965	304,608	0.03%
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	10.02%	2/13/2031	618,170	613,913	612,976	0.07%
Medina Health, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2028	—	(6,090)	(5,628)	0.00%
Medina Health, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.58%	10/20/2028	3,067,395	3,014,472	3,021,703	0.33%
Medrina, LLC Initial Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/20/2029	—	(7,609)	—	0.00%
Medrina, LLC Initial Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.44%	10/20/2029	3,686,170	3,604,687	3,646,715	0.40%
Medrina, LLC Revolving Facility	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2029	—	(10,755)	—	0.00%
NORA Acquisition, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2029	—	(8,083)	(237)	0.00%
NORA Acquisition, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.35% / 1.00%	10.68%	8/31/2029	3,071,741	3,004,358	2,991,393	0.32%
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.78%	10/29/2027	336,456	315,197	335,374	0.04%
North Haven USHC Acquisition, Inc. Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.73%	10/29/2027	2,686,220	2,665,994	2,664,104	0.29%
OIA Acquisition, LLC Effective Date Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.35% / 1.00%	9.60%	10/19/2027	4,911,392	4,881,950	4,911,391	0.53%
Point Quest Acquisition, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.65% / 1.00%	10.12%	8/14/2028	618,807	609,807	609,525	0.07%
Point Quest Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.65% / 1.00%	10.17%	8/14/2028	4,811,281	4,741,971	4,739,111	0.52%
Point Quest Acquisition, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.65% / 1.00%	10.29%	8/14/2028	684,988	669,552	678,843	0.07%
Point Quest Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.65% / 1.00%	10.17%	8/14/2028	4,322,034	4,255,939	4,235,243	0.46%
Premise Health Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.82%	3/3/2031	1,538,894	1,528,071	1,538,893	0.17%
RBFD Buyer, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/9/2030	—	(11,947)	(12,077)	0.00%
RBFD Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.57%	12/9/2030	6,484,709	6,402,138	6,402,029	0.70%
RBFD Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57%	12/9/2030	2,779,161	2,743,773	2,743,727	0.30%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
RBFD Buyer, LLC_Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/9/2030	—	(23,871)	(24,154)	0.00%
RCP TCT, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.01% / 1.00%	9.53%	12/31/2027	4,048,230	4,027,342	4,035,502	0.44%
Salt Dental Collective, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.85% / 1.00%	11.21%	2/15/2028	4,943,750	4,904,402	4,844,443	0.53%
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.53%	3/30/2027	1,835,068	1,826,408	1,771,798	0.19%
TheKey, LLC Tranche B-1 Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.53%	3/30/2027	90,040	89,615	86,936	0.01%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	6/10/2026	—	(10,535)	—	0.00%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	3/27/2028	2,487,500	2,454,811	2,454,156	0.27%
TVG Shelby Buyer, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	3/27/2028	—	(3,188)	—	0.00%
Vital Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.83%	8/7/2030	4,089,750	4,010,319	4,030,393	0.44%
Vital Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	8/7/2030	1,404,480	1,390,566	1,384,096	0.15%
Vital Purchaser, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/7/2030	—	20,218	—	0.00%

						$154,966,162	$155,160,449	16.93%
Health Care Technology
Bobcat Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	9.07%	6/14/2030	$470,238	$460,793	$470,238	0.05%
Bobcat Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	9.07%	6/14/2030	1,504,762	1,474,511	1,496,044	0.16%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Five Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.83%	6/24/2026	165,003	164,103	164,178	0.02%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Four Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	6/24/2026	2,015,429	2,004,427	2,005,410	0.22%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Six Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	6/24/2026	575,712	572,569	572,850	0.06%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Three Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.10%	6/24/2026	551,178	551,178	548,438	0.06%
GHA Buyer, Inc. (aka Cedar Gate) Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	6/24/2026	155,851	155,000	155,076	0.02%
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/24/2026	—	(1,497)	—	0.00%
Iodine Software, LLC Closing Date Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.61%	5/19/2027	2,054,069	2,054,069	2,054,069	0.23%
Iodine Software, LLC Delayed Draw Term Loan Amend No. 3	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/31/2027	—	—	—	0.00%
Iodine Software, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/19/2027	—	—	—	0.00%
Iodine Software, LLC Term Loan B	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.61%	5/31/2027	1,408,541	1,408,541	1,408,541	0.15%
Medical Technology Solutions, LLC Delayed Draw C Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 10.97% / 1.00%	10.97%	4/27/2026	1,288,150	1,269,131	1,288,150	0.14%
Medical Technology Solutions, LLC Sixth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	10.97%	4/27/2026	1,410,906	1,390,008	1,397,713	0.15%

						$11,502,833	$11,560,707	1.26%
Heavy Electrical Equipment
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/11/2028	$—	$(741)	$(1,070)	0.00%
Faraday Buyer, LLC First Amendment Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.33%	10/11/2028	580,716	572,651	579,085	0.06%

						$571,910	$578,015	0.06%
Highways & Railtracks
R1 Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	10.84%	12/29/2028	$4,924,623	$4,885,621	$4,885,036	0.53%
Home Improvement Retail
TMSC OpCo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/30/2026	$—	$—	$—	0.00%
TMSC OpCo, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.46%	4/30/2026	3,617,565	3,617,565	3,617,565	0.39%

						$3,617,565	$3,617,565	0.39%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Homebuilding
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.85% / 1.50%	11.21%	11/27/2028	$2,486,742	$2,445,957	$2,449,441	0.27%
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.85% / 1.50%	11.21%	11/27/2028	2,486,742	2,445,957	2,449,441	0.27%

						$4,891,914	$4,898,882	0.54%
Hotels, Resorts & Cruise Lines
Pyramid Management Advisors, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.25%	9.88%	1/19/2028	$4,924,812	$4,797,372	$4,924,796	0.54%
Household Appliances
Dusk Acquisition II Corporation Term Loan Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.33%	12/19/2029	$7,000,000	$6,862,279	$6,860,000	0.75%
Dusk Acquisition II Corporation Term Loan Incremental	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.33%	12/19/2029	7,000,000	6,862,279	6,860,000	0.75%
Evriholder Acquisition, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.90% / 1.50%	11.23%	1/24/2028	3,897,184	3,856,566	3,874,467	0.42%
WF Enterprises, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.35% / 1.00%	8.60%	11/9/2027	4,578,187	4,552,519	4,567,076	0.50%

						$22,133,643	$22,161,543	2.42%
Housewares & Specialties
AmerCareRoyal, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/10/2030	$—	$—	$—	0.00%
AmerCareRoyal, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.36%	9/10/2030	1,295,181	1,282,570	1,295,181	0.14%
AmerCareRoyal, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.36%	9/10/2030	4,100,000	4,059,970	4,065,752	0.44%
AmerCareRoyal, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.36%	9/10/2030	4,032,530	3,992,449	3,998,846	0.44%
AmerCareRoyal, LLC U.S. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.34%	9/10/2030	1,009,036	997,392	1,009,036	0.11%
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 1.00%	10.23%	3/22/2028	3,610,294	3,581,860	3,529,976	0.39%
Axis Portable Air, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 1.00%	10.23%	3/22/2028	872,759	865,732	867,616	0.09%
Axis Portable Air, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/22/2028	—	(7,889)	—	0.00%
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.90% / 1.00%	10.23%	3/22/2028	1,789,998	1,763,542	1,789,996	0.20%
TPC US Parent, LLC Fourth Amendment Incremental Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	10.49%	11/22/2025	744,375	736,987	736,050	0.08%

						$17,272,613	$17,292,453	1.89%
Human Resource & Employment Services
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.43% / 1.00%	11.85%	3/26/2029	$7,980,000	$7,834,330	$7,851,834	0.86%
PCS Midco, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.08%	3/1/2030	1,823,675	1,797,004	1,799,177	0.19%
PCS Midco, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.41%	3/1/2030	9,229	8,901	8,978	0.00%
PCS Midco, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.08%	3/1/2030	3,281	3,024	3,029	0.00%

						$9,643,259	$9,663,018	1.05%
Industrial Machinery
Astro Acquisition, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.82%	12/13/2027	$7,940,000	$7,875,732	$7,835,312	0.86%
Helios Service Partners, LLC_Delayed Draw Term Loan 2022	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	3/19/2027	—	(13,527)	(15,000)	0.00%
Helios Service Partners, LLC_Delayed Draw Term Loan Third Amendment	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	3/19/2027	—	(28,371)	(30,000)	0.00%
Helios Service Partners, LLC_Delayed Draw Term Loan Third Amendment Incremental	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	3/19/2027	—	134	(15,000)	0.00%
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.38%	12/7/2028	5,668,104	5,594,111	5,615,276	0.61%
Orion Group HoldCo, LLC Term Loan (Astra Services Partners)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	11.19%	3/19/2027	4,404,250	4,377,226	4,395,248	0.48%
Sonny’s Enterprises, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% / 1.00%	9.99%	8/5/2028	893,970	883,746	877,664	0.10%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Industrial Machinery (continued)
Sonny’s Enterprises, LLC Restatement Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% / 1.00%	9.92%	8/5/2028	4,037,472	3,992,384	3,978,434	0.43%
Sonny’s Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.65% / 1.00%	10.24%	8/5/2028	35,910	32,697	35,910	0.00%
Tank Holding Corp. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.10% / 0.75%	10.44%	3/31/2028	4,231,374	4,191,364	4,256,320	0.46%
Tank Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.25%	3/31/2028	4,924,242	4,863,612	4,875,636	0.53%

						$31,769,108	$31,809,800	3.47%
Insurance Brokers
Alera Group, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.09%	10/2/2028	$628,053	$608,800	$609,352	0.07%
Alkeme Intermediary Holdings, LLC Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.08%	10/28/2026	4,989,186	4,915,262	4,932,233	0.54%
Arden Purchaser, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	5.25%	11/22/2030	326,800	310,611	310,460	0.03%
Arden Purchaser, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 1.00%	9.58%	11/22/2030	11,764,784	11,648,280	11,647,136	1.27%
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	4/14/2028	—	—	(32,110)	0.00%
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.00%	11/30/2029	623,819	617,066	623,819	0.07%
Inszone Mid, LLC A&R Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.50%	11/30/2029	743,698	740,902	743,698	0.08%
Integrity Marketing Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.51%	8/25/2028	12,468,750	12,448,440	12,468,750	1.36%
Keystone Agency Partners LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	5/3/2027	2,961,852	2,939,615	2,916,220	0.32%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 0.75%	10.26%	11/1/2029	84,432	83,577	84,432	0.01%
Oakbridge Insurance Agency LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.23%	11/1/2029	450,591	447,579	450,591	0.05%
Peter C. Foy & Associates Insurance Services, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 0.75%	10.86%	11/1/2028	2,468,750	2,424,789	2,419,650	0.26%
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.83%	11/1/2028	1,210,563	1,202,734	1,199,092	0.13%
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.83%	11/1/2028	4,395,954	4,352,211	4,364,455	0.48%
Tricor, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.74%	10/22/2026	1,192,728	1,192,728	1,192,728	0.13%
Tricor, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.10% / 1.00%	9.46%	10/22/2026	144,231	144,231	144,231	0.01%
Tricor, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.46%	10/22/2026	3,173,112	3,173,112	3,173,112	0.35%
Worldwide Insurance Network, LLC DDTL	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.81% / 0.75%	10.32%	5/28/2030	731,407	722,398	731,407	0.08%
Worldwide Insurance Network, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.70% / 0.75%	10.22%	5/28/2030	2,493,153	2,470,389	2,476,880	0.27%

						$50,442,724	$50,456,136	5.51%
Interactive Home Entertainment
Five Star Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.15% / 1.50%	11.66%	2/23/2028	$55,696	$54,429	$53,980	0.01%
Track Branson Opco, LLC, The Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.50%	0.50%	2/23/2028	—	(2,496)	(362)	0.00%
Track Branson OpCo, LLC, The Term Loan A	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.15% / 1.50%	11.66% / 1.00%	2/23/2028	1,590,123	1,555,779	1,529,021	0.17%

						$1,607,712	$1,582,639	0.18%
Internet & Direct Marketing Retail
Berlin Rosen Acquisition, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	9.98%	1/14/2027	$600,485	$590,437	$591,585	0.06%
Berlin Rosen Acquisition, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(10)	1M SOFR + 5.50% / 1.00%	9.98%	1/14/2027	600,485	590,437	591,585	0.06%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(1)(2)(3)(4)(5)(7)	1M SOFR + 5.60% / 1.00%	10.15%	1/14/2027	1,822,804	1,802,151	1,804,792	0.20%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.60% / 1.00%	10.15%	1/14/2027	1,822,804	1,802,151	1,804,792	0.20%
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	10.15%	1/14/2027	2,152,585	2,127,460	2,131,186	0.23%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Internet & Direct Marketing Retail (continued)
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 1.00%	10.15%	1/14/2027	3,517,652	3,476,594	3,482,684	0.38%
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	10.15%	1/14/2027	1,365,067	1,351,772	1,351,496	0.15%

						11,741,002	$11,758,120	1.28%
Internet Services & Infrastructure
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.33%	12/31/2027	$2,775,112	$2,693,114	$2,775,112	0.30%
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/30/2029	—	(8,230)	(8,414)	0.00%
Salute Mission Critical, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/30/2029	—	(6,664)	(6,783)	0.00%
Salute Mission Critical, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.36%	11/30/2029	4,093,373	4,052,440	4,052,440	0.44%
Salute Mission Critical, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.36%	11/30/2029	4,196,332	4,154,560	4,154,368	0.46%

						$10,885,220	$10,966,723	1.20%
Investment Banking & Brokerage
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.61%	6/30/2028	$2,494,697	$2,490,904	$2,494,697	0.27%
Cherry Bekaert Advisory LLC Amendment No. 1 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.61%	6/30/2028	2,162,522	2,139,258	2,153,058	0.24%
DOXA Insurance Holdings LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.75%	9.91%	12/20/2030	456,156	453,873	456,156	0.05%
DOXA Insurance Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.60%	12/20/2030	496,587	496,587	496,587	0.05%

						$5,580,622	$5,600,498	0.61%
IT Consulting & Other Services
ACP Avenu Buyer, LLC Delayed TL	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.84%	10/2/2029	$272,737	$272,664	$272,737	0.03%
ACP Avenu Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.85%	10/2/2029	59,598	53,870	53,901	0.01%
ACP Avenu Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.84%	10/2/2029	1,545,712	1,511,908	1,512,344	0.17%
Alta Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	12/21/2027	1,108,536	1,095,128	1,107,477	0.12%
Alta Buyer, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	12/21/2027	572,733	572,906	567,626	0.06%
Alta Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	12/21/2027	3,761,820	3,717,091	3,705,717	0.40%
Aptean Acquiror Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.32%	1/30/2031	85,148	64,873	85,148	0.01%
Aptean Acquiror Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/30/2031	—	—	(769)	0.00%
Aptean Acquiror Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.18% / 0.75%	9.81%	1/30/2031	271,288	264,401	271,288	0.03%
Aptean Acquiror Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.18% / 0.75%	9.81%	1/30/2031	4,944,502	4,902,985	4,944,502	0.54%
Argano, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/13/2029	—	(10,197)	(12,162)	0.00%
Argano, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.15%	9/13/2029	4,089,750	4,030,540	4,022,433	0.44%
Argano, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.15%	9/13/2029	5,849,109	5,776,192	5,752,833	0.63%
Argano, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/13/2029	—	(5,141)	(2,027)	0.00%
BCM One, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.60% / 1.00%	8.85%	11/17/2027	4,665,588	4,646,101	4,665,588	0.51%
By Light Professional IT Services LLC Existing Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.98% / 1.00%	11.53%	5/16/2025	1,859,233	1,851,797	1,859,233	0.20%
Enverus Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.86%	12/24/2029	12,076	12,076	12,076	0.00%
Enverus Holdings, Inc.Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	12/24/2029	—	—	(1,200)	0.00%
Enverus Holdings, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 0.75%	9.86%	12/24/2029	5,288,224	5,219,431	5,224,303	0.57%
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2029	—	—	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
IT Consulting & Other Services (continued)
Guidepoint Security Holdings, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.36%	10/2/2029	299,591	299,591	299,591	0.03%
Guidepoint Security Holdings, LLC_Term Loan First Amendment	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	6.00%	2/10/2029	140,815	138,704	138,703	0.01%
IG Investments Holdings, LLC 2024 Refinancing Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.57%	9/22/2028	5,953,964	5,953,964	5,953,964	0.65%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.75% / 1.00%	11.19%	7/26/2027	3,438,750	3,367,453	3,382,301	0.37%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.00%	11.19%	7/26/2027	6,949,138	6,818,820	6,835,065	0.75%
Lighthouse Technologies Holding Corp. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.48%	4/30/2027	174,935	174,578	174,935	0.02%
Lighthouse Technologies Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.48%	4/30/2027	11,407,591	11,368,214	11,407,591	1.24%
Lighthouse Technologies Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/30/2027	—	—	—	0.00%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.08%	6/15/2029	349,360	340,849	346,229	0.04%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.00%	1.00%	6/15/2029	—	(1,567)	(1,567)	0.00%
Rural Sourcing Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.08%	6/15/2029	26,400	20,616	17,385	0.00%
Rural Sourcing Holdings, Inc. Term Loan Amendment No. 1	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.00%	10.35%	6/15/2029	262,680	260,053	260,053	0.03%
Rural Sourcing Holdings, Inc. Tranche B Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	11.01%	6/15/2029	1,560,240	1,522,363	1,499,748	0.16%
Upstack Holdco Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	8/23/2031	—	(15,061)	—	0.00%
Upstack Holdco Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.38%	8/25/2031	187,500	175,579	187,500	0.02%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.52%	8/25/2031	4,100,000	4,059,393	4,061,883	0.44%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.52%	8/25/2031	4,025,000	3,985,292	3,987,581	0.44%
VRC Companies, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.76% / 1.00%	10.35%	6/29/2027	5,913,328	5,882,966	5,906,158	0.64%
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.65%	6/29/2027	272,249	249,630	234,704	0.03%
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.34%	6/29/2027	1,993,611	1,986,502	1,981,281	0.22%

						$80,564,564	$80,714,153	8.81%
Leisure Facilities
Concert Golf Partners Holdco LLC Initial Term Loan (2022)	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 4.75% / 0.75%	9.13%	4/1/2030	$4,924,242	$4,924,242	$4,924,242	0.54%
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.83%	4/27/2029	1,666,667	1,615,882	1,666,667	0.18%
Excel Fitness Holdings, Inc. Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.83%	4/27/2029	471,884	468,387	450,547	0.05%
Excel Fitness Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.83%	4/27/2029	3,316,667	3,249,161	3,312,533	0.36%

						$10,257,672	$10,353,989	1.13%
Leisure Products
BCI Burke Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.08%	12/14/2027	$1,185,551	$1,177,364	$1,185,551	0.13%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	10/10/2026	—	(9,429)	(10,273)	0.00%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/10/2026	—	(11,545)	(12,580)	0.00%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.08%	12/14/2027	3,769,960	3,735,831	3,732,260	0.41%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.08%	12/14/2027	4,616,277	4,574,487	4,570,114	0.50%
KSKI Holdings 2, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 7.25% / 1.25%	11.58%	6/30/2028	4,937,500	4,822,746	4,709,503	0.51%
Painful Pleasures, LLC Term Loan fka Artifex	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	10.19%	8/31/2026	1,202,446	1,201,194	1,197,904	0.13%
Painful Pleasures, LLC Third Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.61% / 1.00%	10.19%	8/31/2026	3,728,732	3,714,108	3,726,448	0.41%

						$19,204,756	$19,098,927	2.09%

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

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Packaged Foods & Meats
Chef Merito, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.90% / 1.00%	10.23%		7/15/2028	$424,191	$414,162	$424,191	0.05%
Chef Merito, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.90% / 1.00%	10.23%		7/15/2028	424,191	414,162	424,191	0.05%
Chef Merito, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		7/15/2028	—	(7,885)	(3,468)	0.00%
Chef Merito, LLC First Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.67%		7/15/2028	2,558,274	2,494,972	2,525,991	0.27%
Chef Merito, LLC Second Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	10.23%		7/15/2028	1,135,844	1,114,981	1,116,810	0.12%
Demakes Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%		12/12/2029	—	—	—	0.00%
Demakes Borrower, LLC Term B Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.45%		12/12/2029	344,627	344,627	344,627	0.04%
Gastronome Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.15% / 1.00%	9.48%		11/18/2027	4,729,986	4,704,195	4,729,986	0.51%
Huron Bidco, INC. Incremental Term Loan B1 (KNPC Holdco)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.10% / 1.00%	12.24%		10/22/2029	737,001	728,362	709,732	0.08%
KNPC Holdco, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	10.99%		10/22/2029	4,888,761	4,829,934	4,749,252	0.52%
KNPC Holdco, LLC Tranche D-1 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	10.27%		10/22/2029	5,000,000	5,000,000	5,000,000	0.54%
Nellson Nutraceutical, LLC Term A-1 Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.85% / 1.00%	10.40%		12/23/2025	4,932,109	4,909,885	4,848,264	0.53%
Patriot Foods Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.11%		12/24/2029	4,950,000	4,894,378	4,900,500	0.53%
Signature Brands, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 9.76% / 1.75%	14.28 3.00	% / %	5/4/2028	4,516,394	4,445,379	4,299,919	0.47%
Signature Brands, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.61% / 1.75%	10.97%		5/4/2028	259,007	255,849	247,086	0.03%
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	10.15%		3/31/2029	2,292,169	2,220,375	2,232,476	0.24%
Western Smokehouse Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	10.15%		3/31/2029	2,292,169	2,264,253	2,263,516	0.25%
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	10.28%		2/9/2028	193,985	190,593	192,493	0.02%
ZB Holdco LLC 2023-1 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	9.98%		2/9/2028	154,250	151,628	151,052	0.02%

							$39,369,850	$39,156,618	4.27%
Paper Packaging
Arctic Holdco, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.46%		12/23/2026	$5,528,350	$5,528,350	$5,528,350	0.60%
Arctic Holdco, LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.10% / 1.00%	10.46%		12/23/2026	353,592	353,592	353,592	0.04%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 1	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.35% / 1.50%	10.75%		3/5/2027	2,715,625	2,665,916	2,671,267	0.29%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 2	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.35% / 1.50%	10.75%		3/5/2027	2,221,875	2,181,173	2,207,256	0.24%

							$10,729,031	$10,760,465	1.17%
Personal Products
Kinetic Purchaser, LLC - Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	10.75%		11/10/2027	$2,019,299	$1,960,651	$1,949,495	0.21%
Loving Tan Intermediate II Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.35%		5/31/2028	2,728,088	2,668,982	2,703,213	0.30%
Loving Tan Intermediate II Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 1.00%	10.35%		5/31/2028	103,704	97,172	103,704	0.01%
Phoenix YW Buyer, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		5/31/2030	—	(3,115)	—	0.00%
Phoenix YW Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%		5/31/2030	8,137,500	8,023,046	8,109,312	0.88%
RoC Holdco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.75%	11.13%		2/21/2031	4,235,990	4,200,372	4,210,646	0.46%
RoC Holdco LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		2/21/2030	—	(5,370)	—	0.00%

							$16,941,738	$17,076,370	1.86%
Pharmaceuticals
Creek Parent, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 0.75%	12.75%		12/18/2031	$14,076,000	$13,935,240	$13,935,240	1.52%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Pharmaceuticals (continued)
Creek Parent, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%		12/18/2031	—	(20,149)	(20,240)	0.00%
Pet FLavor, LLC Term A Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.33%		12/15/2026	5,002,549	4,982,715	4,952,523	0.54%
PharmaLogic Holdings Corp. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		6/21/2030	—	(17,749)	(16,571)	0.00%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57%		6/21/2030	7,372,280	7,266,734	7,268,509	0.79%
Sequon, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.59%		12/29/2026	4,912,990	4,892,390	4,859,211	0.53%

							$31,039,181	$30,978,672	3.38%
Real Estate Development
Discovery SL Management, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.88%		3/18/2030	$1,736,875	$1,725,266	$1,714,938	0.19%
Discovery SL Management, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.88%		3/18/2030	290,844	290,109	289,915	0.03%
Discovery SL Management, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		3/18/2030	—	(2,940)	(774)	0.00%
Discovery SL Management, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		3/18/2030	—	(616)	(142)	0.00%
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		11/22/2028	—	—	—	0.00%

							$2,011,819	$2,003,937	0.22%
Real Estate Operating Companies
Associations, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.76% / 1.00%	11.28%		7/2/2028	$217,009	$216,651	$216,902	0.02%
Associations, Inc. Special Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.76% / 1.00%	11.32%		7/3/2028	90,392	89,946	90,258	0.01%
Associations, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.76% / 0.00%	11.32%		7/2/2028	6,971,645	6,936,562	6,930,033	0.76%

							$7,243,159	$7,237,193	0.79%
Real Estate Services
BBG, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	1M SOFR + 1.00% / 1.00%	5.59 5.75	% / %	1/8/2026	$6,292,398	$6,101,294	$5,841,552	0.64%
Vacation Rental Brands, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	10.09%		9/6/2031	1,121,550	1,057,119	1,121,550	0.12%
Vacation Rental Brands, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.58%		9/6/2031	184,364	175,565	184,364	0.02%
Vacation Rental Brands, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	10.24%		9/6/2031	4,089,750	4,031,343	4,044,579	0.44%
Vacation Rental Brands, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%		9/6/2031	1,274,103	1,261,537	1,260,030	0.14%

							$12,626,858	$12,452,075	1.36%
Research & Consulting Services
Accordion Partners LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%		11/17/2031	$—	$(8,956)	$(8,956)	0.00%
Accordion Partners LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.58%		11/17/2031	10,956,522	10,886,237	10,886,237	1.19%
Accordion Partners LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%		11/17/2031	—	(9,546)	(9,546)	0.00%
BDO USA, P.C. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 2.00%	9.52%		8/31/2028	4,937,500	4,857,176	4,888,125	0.53%
BNI Global, LLC Dollar Delayed Draw Term Loan (2021)	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	9.96%		5/1/2027	1,896,789	1,877,902	1,879,325	0.20%
BNI Global, LLC Initial Dollar Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	9.96%		5/1/2027	4,785,977	4,737,617	4,743,881	0.52%
BNI Global, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		5/1/2027	—	—	(2,366)	0.00%
Crete PA Holdco, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		11/26/2030	—	9,796	9,909	0.00%
Crete PA Holdco, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.52%		11/26/2030	6,511,628	6,479,070	6,479,070	0.71%
Crete PA Holdco, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		11/26/2030	—	1,465	1,486	0.00%
CSG Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		7/29/2029	—	(2,589)	(25,421)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Research & Consulting Services (continued)
CSG Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.59%		7/29/2029	5,498,684	5,434,029	5,372,214	0.58%
CSG Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		7/29/2029	—	(4,232)	(8,474)	0.00%
Ethos Risk Services, LLC Delayed Draw Term C Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.00%	0.75%		5/1/2027	—	(10,381)	(10,319)	0.00%
Ethos Risk Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.11%		5/1/2027	5,280,000	5,216,048	5,196,913	0.57%
First Legal Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.00%	0.75%		7/1/2031	—	(6,501)	—	0.00%
First Legal Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		7/1/2030	—	(6,280)	(816)	0.00%
First Legal Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%		7/1/2030	5,106,019	5,070,325	5,099,045	0.55%
Gerson Lehrman Group, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% / 1.00%	9.73%		12/13/2027	4,974,490	4,897,909	4,974,490	0.54%
Liberty Purchaser, LLC Delayed Draw Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 0.75%	9.67%		11/22/2029	1,174,413	1,174,413	1,174,413	0.13%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.67%		11/22/2029	4,195,115	4,195,115	4,195,115	0.46%
ManTech International Corporation 2024 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.59%		9/14/2029	4,203,728	4,203,555	4,161,691	0.45%
ManTech International Corporation Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%		9/14/2029	—	(106,363)	—	0.00%
Sagebrush Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%		7/1/2030	—	(10,703)	(5,837)	0.00%
Sagebrush Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.36%		7/1/2030	6,190,086	6,101,700	6,062,128	0.66%
Smartronix, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.10% / 1.00%	10.35%		11/23/2028	4,936,387	4,925,714	4,907,447	0.54%
SourceHOV Tax, LLC Initial Term A Loan	(1)(2)(3)(4)(5)(7)(11)	6M SOFR + 6.01% / 1.00%	10.34%		4/6/2028	4,911,839	4,882,178	4,655,756	0.51%
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%		9/27/2027	—	(6,326)	—	0.00%
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 0.50%	0.50%		9/27/2031	—	(6,980)	—	0.00%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.50%	9.51%		9/27/2027	307,433	305,713	304,431	0.03%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.50%	9.51%		9/27/2027	5,175,369	5,126,671	5,124,840	0.56%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.50%	9.51%		9/27/2027	4,867,936	4,821,072	4,820,409	0.53%

							$85,024,848	$84,865,190	9.26%
Restaurants
Ampler Qsr Holdings LLC 2024 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.42%		7/21/2027	$5,114,300	$5,077,982	$5,043,735	0.55%
Soft Drinks
Refresh Buyer, LLC Delayed Term Loan (Sunny Sky Products)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.25% / 0.75%	9.33%		12/23/2028	$4,912,060	$4,881,632	$4,878,841	0.53%
Specialized Consumer Services
3 Step Sports LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 7.75% / 1.00%	13.02 1.50	% / %	10/2/2029	$148,859	$139,078	$128,874	0.01%
3 Step Sports LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.60 1.50	% / %	10/2/2029	682,933	669,886	660,396	0.07%
Anderson Group Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	9.35%		12/25/2028	4,924,051	4,898,785	4,924,051	0.54%
Any Hour LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.50%	9.33%		5/23/2030	200,551	185,141	200,551	0.02%
Any Hour LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.50%	9.65%		5/23/2030	498,701	484,554	482,778	0.05%
Any Hour LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.50%	9.33%		5/23/2030	7,081,299	6,980,337	6,972,768	0.76%
Arcticom Group Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.07 4.00	% / %	12/22/2027	46,611	46,226	46,611	0.01%
Arcticom Group Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.00%	1.00 4.00	% / %	12/22/2027	—	—	—	0.00%
Arcticom Group Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.50% / 1.00%	8.07 4.00	% / %	12/22/2027	198,896	198,013	198,896	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Specialized Consumer Services (continued)
Arcticom Group Third Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.07% / 1.00%	12.07%		12/22/2027	49,858	49,013	48,973	0.01%
KL Stockton Intermediate II, LLC PIK Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 13.00% / 0.50%	0.00 13.00	% / %	5/23/2031	1,903,892	1,869,768	1,864,605	0.20%
Modigent, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.50% / 0.75%	10.83%		8/23/2028	126,764	126,764	126,764	0.01%
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		2/2/2027	—	(75,470)	(75,469)	-0.01%
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%		2/2/2027	8,231,152	8,106,576	8,107,685	0.89%
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	10.20%		12/1/2027	671,229	660,935	654,335	0.07%
W. A. Kendall And Company, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.68% / 1.00%	10.06%		4/22/2030	2,985,000	2,949,254	2,966,763	0.33%
W.A. Kendall and Company, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.80% / 1.00%	10.09%		4/22/2030	4,908,747	4,873,971	4,859,659	0.53%

							$32,162,831	$32,168,240	3.51%
Specialty Chemicals
Charkit Chemical Company, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.03% / 1.00%	9.36%		12/29/2026	$4,267,616	$4,248,323	$4,264,472	0.47%
Rocket BidCo, Inc. Term Loan (Recochem)	(1)(3)(5)(7)(12)(19)	3M SOFR + 5.75% / 1.00%	10.32%		11/1/2030	11,250,000	11,037,199	11,037,304	1.20%

							$15,285,522	$15,301,776	1.67%
Specialty Stores
Saldon Holdings, Inc. Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.46%		3/13/2026	$598,454	$598,454	$598,454	0.07%
Saldon Holdings, Inc. Initial DDTL Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		3/13/2026	—	—	—	0.00%

							$598,454	$598,454	0.07%
Systems Software
ACP Falcon Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%		8/1/2029	$—	$(6,769)	$—	0.00%
ACP Falcon Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.09%		8/1/2029	2,146,653	2,095,876	2,109,469	0.23%
Computer Services, Inc. 2024-1 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.75%		11/15/2029	515,804	507,787	515,804	0.06%
Computer Services, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%		11/15/2029	—	—	—	0.00%
ES Ventures LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.59%		12/13/2028	1,323,931	1,309,311	1,307,735	0.14%
ES Ventures LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.59%		12/13/2028	933,089	923,029	921,674	0.10%

							$4,829,234	$4,854,682	0.53%
Technology Distributors
Thames Technology Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.34%		8/31/2029	$786,672	$777,830	$778,139	0.09%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.34%		8/31/2029	4,987,500	4,919,865	4,885,138	0.53%
Thames Technology Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.34%		8/31/2029	3,379,929	3,285,058	3,243,760	0.35%
Thames Technology Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%		8/31/2029	—	—	(11,898)	0.00%

							$8,982,753	$8,895,139	0.97%
Trading Companies & Distributors
AFC-Dell Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.09%		4/9/2027	$2,146,742	$2,121,205	$2,084,778	0.23%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.51%		10/24/2030	494,583	489,779	489,637	0.05%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.51%		10/24/2030	1,106,682	1,076,500	1,095,616	0.12%
Apex Service Partners, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.51%		10/24/2030	2,077,997	2,057,713	2,057,217	0.22%
Apex Service Partners, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.51%		10/24/2030	4,649,731	4,539,870	4,603,233	0.50%
Apex Service Partners, LLC Incremental Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.51%		10/24/2030	1,058,434	1,036,013	1,058,434	0.12%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Trading Companies & Distributors (continued)
Apex Service Partners, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2029	111,404	109,827	109,766	0.01%
Apex Service Partners, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2029	205,527	201,703	202,505	0.02%
Hultec Buyer, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.19%	3/31/2029	4,840,342	4,752,267	4,722,607	0.52%
P.T. International LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.60% / 1.00%	9.15%	6/30/2027	4,936,869	4,912,711	4,927,304	0.54%
Red Fox CD Acquisition Corparation Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.60%	3/4/2030	6,947,500	6,823,933	6,860,970	0.75%
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	12/28/2029	—	—	(1,599)	0.00%
SureWerx Purchaser III, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.58%	12/28/2029	2,056,094	2,040,925	2,056,094	0.22%
Trench Plate Rental Co. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.93%	12/3/2026	5,379,310	5,379,310	5,379,310	0.59%
Trench Plate Rental Co. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.94%	12/3/2026	433,103	433,103	433,103	0.05%

						$35,974,859	$36,078,975	3.94%
Trucking
EVDR Purchaser, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/14/2031	$—	$—	$—	0.00%
EVDR Purchaser, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 4.50% / 0.75%	12.00%	2/14/2031	137,255	137,255	137,255	0.02%
EVDR Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.86%	2/14/2031	4,767,892	4,680,714	4,711,769	0.51%

						$4,817,969	$4,849,024	0.53%

Total First Lien Senior Secured						$1,532,316,837	$1,532,466,267	167.23%

Second Lien Senior Secured Insurance Brokers
SageSure Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.26% / 0.00%	11.65%	1/28/2030	$4,472,308	$4,427,963	$4,472,308	0.49%
SageSure Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.00%	1.00%	1/28/2030	—	(5,105)	(5,206)	0.00%

Total Second Lien Senior Secured						$4,422,858	$4,467,102	0.49%

Collateralized Loan Obligations
Asset Management & Custody Banks
CIFC Funding 2024-V	(1)(2)(3)(5)(7)(8)	N/A	N/A	1/22/2038	$—	$4,994,226	$4,994,226	0.54%

Total Non-Controlled, Non-Affiliated Debt Investments						$4,994,226	$4,994,226	0.54%

Non-Controlled, Non-Affiliated Private Credit Funds Limited Partnership Interests
Asset Management & Custody Banks
Castlelake Consumer Receivables Opportunity III, L.P. Fund	(1)(2)(6)(13)(14)(15)	N/A	N/A	N/A	—	$5,461,966	$5,646,530	$0.61%
Castlelake Consumer Receivables Opportunity IV, L.P.	(1)(2)(6)(13)(14)(16)	N/A	N/A	N/A	—	4,008,998	4,009,032	0.44%
Fidelity Evergreen Private Credit Fund LP	(1)(2)(6)(13)(14)(17)	N/A	N/A	N/A	—	16,551,039	18,958,915	2.07%

						$26,022,003	$28,614,477	3.12%

Total Non-Controlled, Non-Affiliated Private Credit Funds						$26,022,003	$28,614,477	3.12%

Total Investments						$1,567,755,924	$1,570,542,072	171.38%

Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio—Institutional Class, 4.29% (23,291,535 shares)	(1)(2)(3)(4)(5)(7)(18)	N/A	N/A	N/A	N/A	$23,291,535	$23,291,535	2.54%
Other cash accounts						7,952,593	7,952,593	0.87%

Total Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents						$31,244,128	$31,244,128	3.41%

Liabilities Less Other Assets							$(685,400,906)	(74.79%)

Net Assets							$916,385,294	100.00%

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
March 31, 2025
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
The Company seeks to achieve attractive risk-adjusted returns mainly by investing in various credit-related strategies. StepStone Group Private Debt LLC (the “Advisor”) serves as the Company’s external investment advisor pursuant to an investment advisory agreement with the Company (the “Advisory Agreement”). The Advisor is an investment advisor registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also serves as the Company’s administrator pursuant to an amended and restated administration agreement (the “Administration Agreement”). SEI Investments Global Funds Services (the “Sub-Administrator”) provides certain outsourced administration and outsourced accounting services for the Company.
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
Basis of Consolidation
As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than a wholly-owned or substantially wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company has consolidated the results of the Company’s direct and indirect wholly-owned subsidiaries, SPV Facility I LLC (“SPV Facility I”), StepStone Great Lakes SPV Facility II LLC (“SPV Facility II”), Stepstone SPV Facility III LLC (“SPV Facility III”), StepStone SPV Facility IV Intermediate Holdco LLC (“SPV Facility IV Intermediate Holdco”), Stepstone SPV Facility IV LLC (“SPV Facility IV”), StepStone CLO 2024-I LLC (“2024-I Issuer”) and StepStone CLO 2025-I LLC (“2025-I Issuer”) all of which are bankruptcy remote special purpose vehicles (“SPVs”) organized as Delaware limited liability companies. SPV Facility I, SPV Facility II, SPV Facility III, SPV Facility IV Intermediate Holdco, SPV Facility IV, 2024-I Issuer and 2025-I Issuer were established to be utilized in connection with existing or future secured revolving credit facilities or other secured financing arrangements whereby creditors have a claim on the relevant SPV’s assets prior to those assets becoming available to the Company. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation.
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
Fair Value Hierarchy
ASC Topic 820 establishes a framework for measuring fair value and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability as of the repor
ting date.
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
CLO Warehouses
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
Cost represents capital contributions made by the Company, less return of capital proceeds received from such private credit funds. As of March 31, 2025 and December 31, 2024, the Company had remaining unfunded commitments of $11,323,776 and $14,052,188, respectively, to private credit funds.
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
Secured Borrowings
Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying consolidated statements of assets and liabilities as secured borrowings. Premiums payable are separately reported as accrued interest. There were no secured borrowings as of March 31, 2025 and December 31, 2024.
Securities Transactions and Revenue Recognition
Loans transactions are recorded as of the trade date for financial reporting purposes. Realized gains and losses from loans sold are recorded on the identified cost basis. Dividend income, if any, is recorded on the ex-dividend date.
Purchases of investments in private credit funds are recorded as of the first day of legal ownership of an investment and redemptions from investments are recorded as of the last day of legal ownership. Realized gains and losses from securities sold are recorded on the identified cost basis. Dividend income, if any, is recorded on the record date.
Interest income is recognized on an accrual basis. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or are expected to pay in full. For those issuers who are in default or are expected to default, interest is not accrued and is only recognized when received unless the cash received is applied to principal based upon management’s judgment. Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income using the effective interest method.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off by reversing interest income in the period when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. None of the Company’s investments in the consolidated financial statements as of March 31, 2025 and December 31, 2024 have defaulted or are on non-accrual status.
The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, administration and amendment fees, some of which are paid to the Company on an ongoing basis. These fees, if any, are recognized as earned as a component of “fee income” on the consolidated statements of operations. No such fee income was recorded for three months ended March 31, 2025 and 2024.
Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, unamortized syndication fees, unamortized commitment fees and unamortized discounts are recorded as interest income. The Company had prepayments that resulted in $173,539 and $320,354, in the foregoing fees for the three months ended March 31, 2025 and 2024, respectively.
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
Interest income from investments in the “equity” class of CLO funds will be recorded based upon an estimate of an effective yield to expected maturity utilizing expected cash flows in accordance with FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Effective yields for the CLO equity positions are updated generally once a quarter or in connection with a transaction such as an add-on purchase, refinancing or reset. The estimated yield and investment cost may ultimately not be realized.
Distributions received from private credit funds occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received in cash or in-kind, including return of capital, realized gains, interest income and dividend income, is based on information received from the Investment Manager of the private credit fund. Distributions received from investment funds occur at irregular intervals and the exact timing of the distributions is not known. The classification and timing of distributions received in cash or in-kind, including return of capital, realized gains, interest income and dividend income, is based on information received from the Investment Manager of the investment fund.
Debt Issuance Costs
Debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s borrowings. The aforementioned costs are amortized over each instrument’s term. Unamortized debt issuance costs related to any notes are presented net against the outstanding lines of credit balance and debt securitization balance, if any, on the consolidated statements of assets and liabilities.
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
Income Taxes
The Company elected to be treated as a RIC under the Code and intends each year to qualify and be eligible to be treated as such, so that it generally will not be subject to U.S. federal income tax on its net investment income or net short-term or long-term capital gains, that are distributed (or deemed distributed, as described below) to shareholders. In order to qualify and be eligible for such treatment, the Company must meet certain asset diversification tests, derive at least 90% of its gross income for such year from certain types of qualifying income, and distribute to its shareholders at least 90% of its “investment company taxable income” as that term is defined in the Code (which includes, among other things, dividends, taxable interest and the excess of any net short-term capital gains over net long-term capital losses, as reduced by certain deductible expenses).

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2025 and 2024, the Company did not incur any excise tax.
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
(“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold that would result in a tax benefit or expense to the Company would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025 and 2024, the Company did not incur any interest or penalties.
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
Segment Reporting
An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Investment Committee of the Company’s Advisor acts as the Company’s CODM. The Company represents a single operating segment, as the CODM monitors the operating results of the Company as a whole. The Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its private offering memorandum, based on a defined investment strategy which is executed by the Company’s Advisor. The financial information in the form of the Company’s portfolio composition, total returns, expense ratios, changes in net assets resulting from operations, subscriptions and redemptions, that is used by the CODM to assess the Company’s performance versus comparative benchmarks and to make resource allocation decisions for the Company’s single segment, is consistent with that presented within the Company’s consolidated financial statements. Segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying consolidated statements of operations.
New Accounting Pronouncement
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The primary purpose of the amendments within ASU 2023-09 is t
o enha
nce the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation table and income taxes paid information. The amendments in ASU 2023-09 require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this ASU 2023-09 require that all entities disclose on an annual basis taxes paid disaggregated by federal, state, foreign, and individual jurisdiction (when income taxes paid is equal to or greater than five percent of total income taxes paid). The amendments in ASU 2023-09 are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application is permitted. The Company does not expect this guidance to materially impact its consolidated financial statements.
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
For the three months ended March 31, 2025 and 2024, the Company incurred a Base Management Fee of $2,528,232 and $983,189, respectively.
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

For the three months ended March 31, 2025 and 2024, the Company incurred Income Incentive Fee of $2,147,772 and $837,526, respectively.
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
For the three months ended March 31, 2025 and 2024, the Company accrued a Capital Gains-Based Incentive Fee of $9,259 and $35,198, respectively, under U.S. GAAP.
Administration Agreement
The Advisor also serves as the Company’s administrator pursuant to the Administration Agreement and performs certain administrative, accounting and other services for the Company. In consideration of these administrative services, the Company pays the Advisor the administration fee (the “Administration Fee”). Prior to the amendment of the Administration Agreement on March 25, 2025, the Administration Fee was calculated in an amount equal to
0.30%
on an annualized basis of the Company’s net assets. Effective March 25, 2025, the Administration Fee has been reduced to 0.20% of the Company’s net assets on an annualized basis. The Administration Fee is calculated based on the Company’s month-end net NAV (as of the close of business on the last calendar day of the applicable month) and is payable monthly in arrears. The Administration Fee is an expense paid out of the Company’s net assets. The Advisor may delegate or sub-contract certain of its services under the Administration Agreement to other entities, including a sub-administrator, and has done so as described below.
For the three months ended March 31, 2025 and 2024, the Company incurred an Administration Fee of $748,566 and $296,454, respectively.
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
For the period from April 3, 2023 (commencement of operations) to December 31, 2024, the Advisor incurred Other Operating Expenses of $1,075,628, and organizational costs of $1,296,462, on behalf of the Company, all subject to recoupment pursuant to the terms of the Amended Expense Limitation Agreement. For the three months ended March 31, 2025 and 2024, the Company made recoupment payments to the Advisor of $731,511 and incurred Other Operating Expenses of $24,357 on behalf of the Company, respectively. See Note 8 for further information, including the balance of amounts subject to recoupment payments to be made by the Company to the Advisor as of March 31, 2025 and as of December 31, 2024.
Other Related Party Transactions
During the three months ended March 31, 2025 and 2024, StepStone Private Credit Fund SP, a segregated portfolio (the “Segregated Portfolio”) of StepStone Private Credit Platform (Cayman) SPC, a Cayman Islands exempted company with limited liability and registered with the Cayman Islands Monetary Authority as a segregated portfolio company, who shares the same investment advisor as the Company, purchased 5,740,108 and 3,362,468, respectively, Shares from the Company in exchange for aggregate proceeds totaling $150,871,565 and $87,525,000, respectively. For the three months ended March 31, 2025 and 2024, the Segregated Portfolio received 422,595 and 255,090, respectively, of Shares in connection with reinvestments under the Company’s DRIP, which Shares represented distributions in amounts equal to $10,987,091 and $6,566,889, respectively. As of March 31, 2025 and December 31, 2024, $1,066,793,072 and $913,450,373, respectively, or 99.7% and 99.7%, respectively, of the Company’s outstanding Shares are held indirectly through the Segregated Portfolio.
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
As of March 31, 2025 and December 31, 2024, the Company had an outstanding principal balance under the MassMutual SPV I Facility of $187,500,000 and $204,500,000, respectively. For the three months ended March 31, 2025 and 2024, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 7.57% and 8.62%, respectively. For the three months ended March 31, 2025 and 2024, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility were $192,677,778 and $155,516,484, respectively.

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
As of March 31, 2025 and December 31, 2024, the Company had an outstanding principal balance under the BMO SPV II Credit Facility of $97,670,535 and $97,670,535, respectively, in connection with investments purchased through participation agreements from BMO. For the three months ended March 31, 2025 and 2024, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 6.83% and 7.84%, respectively. For the three months ended March 31, 2025 and 2024, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $97,670,535 and $95,901,304, respectively.
Wells Fargo SPV III Credit Facility
On December 1, 2023, the Company, through SPV Facility III as borrower, entered into a Loan and Security Agreement (the “Wells Fargo Loan and Security Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as the administrative agent, UMB Bank, National Association, as the collateral agent, and the lenders party thereto from time to time, to provide SPV Facility III with a revolving credit facility (the “Wells Fargo SPV III Credit Facility”). The lenders initially made aggregate commitments of
$250,000,000 under the Wells Fargo SPV III Credit Facility.
On October 31, 2024, the Company and Wells Fargo amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo First Amendment”). The Wells Fargo First Amendment, among other things, increased the aggregate commitments by the lenders to
$400,000,000 and decreased the applicable margin on borrowings from 2.65% to 2.25%.
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

Borrowings under the Wells Fargo SPV III Credit Facility will generally bear interest at a rate per annum equal to Daily Simple SOFR plus a margin of
2.15
%, with a
0.0
%
floor on Daily Simple SOFR. Amounts available for borrowing under the Wells Fargo SPV III Credit Facility are subject to a borrowing base that applies different advance rates to different types of assets held by SPV Facility III and are subject to limitations with respect to the loans securing the Wells Fargo SPV III Credit Facility, which may affect the borrowing base and therefore amounts available to borrow under the Wells Fargo SPV III Credit Facility. The Wells Fargo SPV III Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility III.
The Wells Fargo Loan and Security Agreement requires payment of a non-use fee equal to, (i) during the six-month period following the date of the Wells Fargo Second Amendment,
0.50%
on the difference between the daily outstanding balance under the Wells Fargo SPV III Credit Facility relative to the maximum amount of available commitments at such time up to
65%
of the maximum amount of available commitments, plus
2.00%
on any such amount in excess of
65%
of the maximum amount of available commitments, and (ii) after the initial six-month period following the date of the Wells Fargo Second Amendment,
0.50%
on the difference between the daily outstanding balance under the Wells Fargo SPV III Credit Facility relative to the maximum amount of available commitments at such time up to
35%
of the maximum amount of available commitments, plus 2.00% on any such amount in excess of 35% of the maximum amount of available commitments.
The reinvestment period end date (after which
no
borrowings may be drawn under the Wells Fargo SPV III Credit Facility) and the maturity date under the Wells Fargo SPV III Credit Facility are scheduled for
February 27, 2028
and
February 27, 2030
,
respectively, unless the Wells Fargo Loan and Security Agreement is sooner terminated in accordance with its terms.
As of March 31, 2025 and December 31, 2024, the Company had an outstanding principal balance under the Wells Fargo SPV III Credit Facility of $
383,500,000
and $
360,000,000
, respectively. For the three months ended March 31, 2025 and 2024, the Company’s borrowings under the Wells Fargo SPV III Credit Facility bore interest at a weighted average interest rate of
6.59
% and
7.97
%, respectively. For the three months ended March 31, 2025 and 2024, the daily average amount of outstanding borrowings under the Wells Fargo SPV III Credit Facility was $
317,022,222
and $
74,730,337
, respectively.

Atalaya Capital Management LP
Effective April 19, 2024, the Company, through its subsidiary SPV Facility IV, may from time-to-time purchase or originate loans and sell a participation in all or a portion of such loans to Macquarie Bank Limited and its affiliates (“Macquarie”), and concurrently with entering into such participation arrangement, agree to repurchase, or otherwise pay for the termination of, within 90 days, such participation arrangement. SPV Facility IV may have obligations to repurchase assets arising from such transactions that collectively have an aggregate principal amount at any one time outstanding of up to $100,000,000. In connection therewith, for repurchase transactions entered into by the Company, certain affiliates of Atalaya Capital Management LP will guarantee such repurchase transactions in an aggregate principal amount at any time outstanding not to exceed $100,000,000 subject to certain terms and conditions. The agreement to guarantee such repurchases has a term of one year that can be extended on the consent of both parties. SPV Facility IV will pay the guarantors any accrued interest, whether in the form of cash or payment in kind in accordance with the underlying payment terms for each loan during the guaranty period, less any interest, fees, expenses, indemnification payments and other similar compensation or reimbursements paid, or accrued and unpaid, to Macquarie as required under the participation documents for such loan. The amounts paid to Macquarie are determined at the time of the transaction and there is no obligation of Macquarie or the Company to utilize this arrangement in any way. The Company had no outstanding borrowings with Macquarie as of March 31, 2025 and December 31, 2024.
For the three months ended March 31, 2025 and 2024, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility (the “Lines of Credit”) amounted to 6.94% and 8.37%, respectively. The Company’s aggregate daily average amount of borrowings under the Lines of Credit for the three months ended March 31, 2025 and 2024 amounted to $607,370,535 and $324,505,700, respectively.
The Lines of Credit each include customary affirmative and negative covenants, including financial covenants requiring the Company to maintain a minimum shareholders’ equity and asset coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.
2024-I CLO
On January 15, 2025, the Company completed the 2024-I CLO, in connection with which the 2024-I Issuer issued the 2024-I CLO Debt.
The debt offered in the 2024-I CLO was issued and incurred by the 2024-I Issuer and consists of the 2024-I CLO Debt, the terms of which are summarized in the table below:

Class	Par Size ($)	Ratings (S&P)	Coupon
Class A 2024 Notes	174,000,000	AAA(sf)	3M SOFR + 1.70%
Class B 2024 Notes	30,000,000	AA(sf)	3M SOFR + 2.00%
2024-I CLO Subordinated Notes	96,360,000	N/A	N/A
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
The portfolio is managed by the Company pursuant to the Collateral Management Agreement. The Company has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the Collateral Management Agreement. The 2024-I CLO Debt is scheduled to mature on January 15, 2037; however, the 2024-I CLO Secured Debt may be redeemed by the 2024-I Issuer, at the direction of the Company, on any business day after January 15, 2027 (i) in whole in order of seniority (with respect to all classes of 2024-I CLO Secured Debt) but not in part from sale proceeds, contributions of cash, refinancing proceeds and/or any other amounts available in accordance with the 2024-I CLO Indenture or (ii) in part by class from refinancing proceeds, contributions of cash, partial refinancing interest proceeds and/or any other amounts available in accordance with the 2024-I CLO Indenture, and the 2024-I CLO Subordinated Notes may be redeemed, in whole but not in part, on any business day on or after the redemption of the 2024-I CLO Secured Debt in full.

As part of the 2024-I CLO, the Company and the 2024-I Issuer entered into a the 2024-I CLO Sale Agreement, pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to the 2024-I Issuer certain loans and participation interests therein securing the 2024-I CLO for the purchase price and other consideration set forth in the 2024-I CLO Sale Agreement. The remainder of the initial collateral portfolio was acquired as participation interests by the 2024-I Issuer pursuant to the 2024-I CLO Participation Agreement for the purchase price and other consideration set forth in the 2024-I CLO Participation Agreement. Following the foregoing transfers, the 2024-I Issuer, and not the Company or the Participation Sellers, holds all of the ownership interest in such loans and participation interests. The Company and the Participation Sellers, as applicable, made customary representations, warranties and covenants pursuant to the 2024-I CLO Transfer Agreements.
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
As of March 31, 2025, the Company had an outstanding principal balance under the Class A 2024 Notes of $174,000,000.
The following table provides a summary of the interest expense incurred by the Company on all its borrowings for the noted periods:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Coupon interest	$10,792,871	$7,231,213
Amortization of debt issuance costs	794,888	300,249

Total	$11,587,759	$7,531,462

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
Investments at fair value and cost consisted of the following as of March 31, 2025:

	Cost	% of Total Investments	Fair Value	% of Total Investments	% of Net Assets
First Lien Senior Secured	$1,844,476,852	97.81%	1,843,567,366	97.61%	172.33%
Second Lien Senior Secured	5,479,105	0.29%	5,498,111	0.29%	0.51%
Subordinated Notes	7,075,476	0.38%	7,211,483	0.38%	0.67%
Private Credit Funds	28,756,747	1.52%	32,405,496	1.72%	3.03%

Total investments	$1,885,788,180	100.00%	$1,888,682,456	100.00%	176.54%

Investments at fair value and cost consisted of the following as of December 31, 2024:

	Cost	% of Total Investments	Fair Value	% of Total Investments	% of Net Assets
First Lien Senior Secured	$1,532,316,837	97.74%	1,532,466,267	97.58%	167.23%
Second Lien Senior Secured	4,422,858	0.28%	4,467,102	0.28%	0.49%
CLO	4,994,226	0.32%	4,994,226	0.32%	0.54%
Private Credit Funds	26,022,003	1.66%	28,614,477	1.82%	3.12%

Total investments	$1,567,755,924	100.00%	$1,570,542,072	100.00%	171.38%

The industry composition of investments as a percentage of total investments based on cost and fair value and as a percentage of net assets based on fair value as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025			December 31, 2024
	% of Total Investments Based on Cost	% of Total Investments Based on Fair Value	% of Net Assets Based on Fair Value	% of Total Investments Based on Amortized Cost	% of Total Investments Based on Fair Value	% of Net Assets Based on Fair Value
Advertising	1.44%	1.43%	2.53%	1.73%	1.72%	2.96%
Aerospace & Defense	1.56%	1.57%	2.76%	1.80%	1.81%	3.11%
Air Freight & Logistics	0.77%	0.74%	1.30%	0.92%	0.88%	1.50%
Alternative Carriers	0.26%	0.26%	0.46%	0.32%	0.31%	0.54%
Apparel Retail	0.52%	0.52%	0.92%	0.63%	0.62%	1.07%
Apparel, Accessories & Luxury Goods	0.62%	0.62%	1.10%	0.00%	0.00%	0.00%
Application Software	6.23%	6.23%	10.99%	6.37%	6.37%	10.91%
Asset Management & Custody Banks	4.14%	4.32%	7.64%	4.87%	5.03%	8.62%
Auto Parts & Equipment	1.32%	1.32%	2.33%	1.56%	1.56%	2.67%
Automobile Manufacturers	0.31%	0.31%	0.55%	0.36%	0.36%	0.62%
Building Products	1.27%	1.27%	2.24%	0.94%	0.94%	1.61%
Commodity Chemicals	0.26%	0.26%	0.46%	0.31%	0.31%	0.54%
Communications Equipment	0.33%	0.33%	0.59%	0.40%	0.40%	0.69%
Construction & Engineering	7.85%	7.83%	13.83%	8.33%	8.31%	14.24%
Construction Materials	0.23%	0.22%	0.40%	0.28%	0.27%	0.47%
Consumer Electronics	0.54%	0.55%	0.96%	0.00%	0.00%	0.00%
Data Processing & Outsourced Services	0.26%	0.26%	0.46%	0.27%	0.28%	0.47%
Distributors	0.23%	0.23%	0.40%	0.28%	0.27%	0.46%
Diversified Capital Markets	0.09%	0.09%	0.16%	0.04%	0.04%	0.07%
Diversified Chemicals	0.71%	0.71%	1.25%	0.86%	0.85%	1.46%
Diversified Support Services	4.26%	4.24%	7.48%	5.05%	5.04%	8.63%
Drug Retail	0.73%	0.73%	1.28%	0.00%	0.00%	0.00%
Education Services	0.31%	0.31%	0.55%	0.37%	0.38%	0.65%
Electric Utilities	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Electrical Components & Equipment	1.58%	1.59%	2.81%	1.86%	1.85%	3.18%
Electronic Equipment & Instruments	0.83%	0.84%	1.47%	1.31%	1.31%	2.25%
Electronic Manufacturing Services	0.15%	0.14%	0.25%	0.17%	0.17%	0.29%
Environmental & Facilities Services	2.11%	2.10%	3.71%	2.42%	2.42%	4.14%
Food Distributors	1.49%	1.49%	2.64%	1.78%	1.77%	3.03%
Health Care Distributors	1.13%	1.13%	2.00%	1.35%	1.35%	2.32%
Health Care Equipment	3.38%	3.39%	5.98%	2.32%	2.32%	3.98%
Health Care Facilities	1.08%	1.07%	1.90%	0.44%	0.44%	0.75%
Health Care Services	11.03%	11.00%	19.41%	9.88%	9.88%	16.93%
Health Care Technology	0.61%	0.61%	1.08%	0.73%	0.74%	1.26%
Heavy Electrical Equipment	0.03%	0.03%	0.05%	0.04%	0.04%	0.06%
Highways & Railtracks	0.26%	0.26%	0.46%	0.31%	0.31%	0.53%
Home Improvement Retail	0.19%	0.19%	0.34%	0.23%	0.23%	0.39%
Homebuilding	0.26%	0.26%	0.46%	0.32%	0.32%	0.54%
Hotels, Resorts & Cruise Lines	0.26%	0.26%	0.45%	0.31%	0.31%	0.54%
Household Appliances	1.17%	1.17%	2.07%	1.41%	1.41%	2.42%
Housewares & Specialties	1.02%	1.02%	1.80%	1.10%	1.10%	1.89%
Human Resource & Employment Services	0.51%	0.51%	0.90%	0.62%	0.62%	1.05%
Industrial Machinery	1.72%	1.72%	3.03%	2.03%	2.03%	3.47%
Insurance Brokers	4.21%	4.21%	7.42%	3.51%	3.50%	6.00%

	March 31, 2025			December 31, 2024
	% of Total Investments Based on Cost	% of Total Investments Based on Fair Value	% of Net Assets Based on Fair Value	% of Total Investments Based on Amortized Cost	% of Total Investments Based on Fair Value	% of Net Assets Based on Fair Value
Interactive Home Entertainment	0.08%	0.09%	0.15%	0.11%	0.10%	0.18%
Internet & Direct Marketing Retail	0.67%	0.66%	1.17%	0.75%	0.75%	1.28%
Internet Services & Infrastructure	0.70%	0.71%	1.25%	0.69%	0.70%	1.20%
Investment Banking & Brokerage	0.30%	0.30%	0.52%	0.36%	0.36%	0.61%
IT Consulting & Other Services	5.36%	5.35%	9.45%	5.14%	5.14%	8.81%
Leisure Facilities	0.54%	0.54%	0.96%	0.65%	0.66%	1.13%
Leisure Products	1.02%	1.02%	1.79%	1.22%	1.22%	2.09%
Life & Health Insurance	1.16%	1.16%	2.05%	0.77%	0.77%	1.32%
Life Sciences Tools & Services	0.43%	0.42%	0.75%	0.50%	0.49%	0.85%
Metal & Glass Containers	0.23%	0.23%	0.41%	0.28%	0.28%	0.48%
Movies & Entertainment	0.00%	0.00%	0.00%	0.10%	0.10%	0.17%
Office Services & Supplies	0.45%	0.45%	0.79%	0.54%	0.54%	0.92%
Oil & Gas Equipment & Services	0.13%	0.13%	0.23%	0.15%	0.15%	0.26%
Other Diversified Financial Services	0.96%	0.97%	1.71%	0.67%	0.67%	1.16%
Packaged Foods & Meats	2.32%	2.28%	4.03%	2.51%	2.49%	4.27%
Paper Packaging	1.29%	1.29%	2.28%	0.68%	0.69%	1.17%
Personal Products	0.89%	0.89%	1.57%	1.08%	1.09%	1.86%
Pharmaceuticals	2.61%	2.61%	4.60%	1.98%	1.97%	3.38%
Property & Casualty Insurance	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Real Estate Development	0.11%	0.11%	0.20%	0.13%	0.13%	0.22%
Real Estate Operating Companies	0.39%	0.39%	0.69%	0.46%	0.46%	0.79%
Real Estate Services	1.02%	1.01%	1.79%	0.81%	0.79%	1.36%
Research & Consulting Services	5.52%	5.52%	9.74%	5.42%	5.40%	9.26%
Restaurants	0.28%	0.28%	0.49%	0.32%	0.32%	0.55%
Soft Drinks	0.26%	0.26%	0.46%	0.31%	0.31%	0.53%
Specialized Consumer Services	1.90%	1.89%	3.34%	2.05%	2.05%	3.51%
Specialty Chemicals	0.81%	0.80%	1.42%	0.97%	0.97%	1.67%
Specialty Stores	0.03%	0.03%	0.06%	0.04%	0.04%	0.07%
Systems Software	0.56%	0.56%	0.99%	0.31%	0.31%	0.53%
Technology Distributors	0.48%	0.47%	0.83%	0.57%	0.57%	0.97%
Trading Companies & Distributors	1.99%	1.99%	3.51%	2.29%	2.30%	3.94%
Trucking	0.25%	0.25%	0.44%	0.31%	0.31%	0.53%

Total	100.00%	100.00%	176.54%	100.00%	100.00%	171.38%

As of March 31, 2025, 98% of investments held were based in the United States within the following regions (based on fair value): Northeast 30%, Southeast 22%, Midwest 17%, Southwest 15% and West 14%. The remaining 2% of investments held were based in Canada 1% and Jersey 1%.
As of December 31, 2024, 98% of investments held were based in the United States within the following regions (based on fair value): Northeast 33%, Southeast 20%, Midwest 15%, Southwest 16% and West 14%. The remaining 2% of investments held were based in Canada 1% and Jersey 1%.
For the three months ended March 31, 2025 and 2024, purchases of investments were $370 million and $233 million, respectively. For the three months ended March 31, 2025 and 2024, total proceeds received from sales, exits and repayments of investments were $54 million and $36 million, respectively.

6. Fair Value Measurement
The following table summarizes the fair value of the Company’s investments as of March 31, 2025:

Assets	Level 1	Level 2	Level 3	Practical Expedient	Total
First Lien Senior Secured	$—	$—	$1,843,567,366	$—	$1,843,567,366
Second Lien Senior Secured	—	—	5,498,111	—	5,498,111
Subordinated Notes	—	—	7,211,483	—	7,211,483
Private Credit Funds	—	—	—	32,405,496	32,405,496

Total assets	$—	$—	$1,856,276,960	$32,405,496	$1,888,682,456

The following table summarizes the fair value of the Company’s investments as of December 31, 2024:

Assets	Level 1	Level 2	Level 3	Practical Expedient	Total
First Lien Senior Secured	$—	$—	$1,532,466,267	$—	$1,532,466,267
Second Lien Senior Secured	—	—	4,467,102	—	4,467,102
CLO	—	—	4,994,226	—	4,994,226
Private Credit Funds	—	—	—	28,614,477	28,614,477

Total assets	$—	$—	$1,541,927,595	$28,614,477	$1,570,542,072

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended March 31, 2025:

	Beginning Balance at 12/31/2024	Net Purchases	Net Sales, Exits and Repayments	PIK	Accreted Discounts/ Amortized Premiums	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Balance 3/31/2025	Change in Unrealized Appreciation/ Depreciation for Level 3 Assets Still Held as of 3/31/2025
First Lien Senior Secured	$1,532,466,267	$364,173,383	$(54,151,193)	$589,264	$1,548,562	$(1,058,917)	$—	$—	$1,843,567,366	$(2,701,606)
Second Lien Senior Secured	4,467,102	1,041,211	(16,443)	—	31,478	(25,237)	—	—	5,498,111	(20,740)
Subordinated Notes	4,994,226	2,081,250	—	—	—	136,007	—	—	7,211,483	136,007

Total	$1,541,927,595	$367,295,844	$(54,167,636)	$589,264	$1,580,040	$(948,147)	$—	$—	$1,856,276,960	$(2,586,339)

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the year ended December 31, 2024:

	Beginning Balance at 12/31/2023	Net Purchases	Net Sales, Exits and Repayments	PIK	Accreted Discounts/ Amortized Premiums	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Balance 12/31/2024	Change in Unrealized Appreciation/ Depreciation for Level 3 Assets Still Held as of 12/31/2024
First Lien Senior Secured	$531,616,973	$1,148,364,676	$(153,680,922)	$1,062,817	$4,206,663	$896,060	$—	$—	$1,532,466,267	$1,642,689
Second Lien Senior Secured	4,493,852	(20,608)	(45,928)	—	19,913	19,873	—	—	4,467,102	(4,497)
CLO	—	4,994,226	—	—	—	—	—	—	4,994,226	—
CLO Warehouse	29,250,000	21,547,500	(50,797,500)	—	—	—	—	—	—	—

Total	$565,360,825	$1,174,885,794	$(204,524,350)	$1,062,817	$4,226,576	$915,933	$—	$—	$1,541,927,595	$1,638,192

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value as of March 31, 2025	Valuation Techniques	Unobservable Input	Range / Percentage	Weighted Average (1)	Impact to Valuation from Increase in Unobservable Input
First Lien Senior Secured Debt	$1,762,492,104	Yield Method	Market Yield Discount Spreads	3.34%-16.25%	6.05%	Decrease
First Lien Senior Secured Debt	81,075,262	Recent Transactions	Transaction Price	98.50-100.25	99.14	Increase
Second Lien Senior Secured Debt	5,498,111	Yield Method	Market Yield Discount Spreads	3.82%-6.93%	5.41%	Decrease
Subordinated Notes	5,130,233	Yield Method	Market Yield Discount Spreads	14.00%	14.00%	Decrease
Subordinated Notes	2,081,250	Recent Transactions	Transaction Price	92.50	92.50	Increase

Total Assets	$1,856,276,960

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

	Fair Value as of December 31, 2024	Valuation Techniques	Unobservable Input	Range / Percentage	Weighted Average (1)	Impact to Valuation from Increase in Unobservable Input
First Lien Senior Secured Debt	$1,393,652,151	Yield Method	Market Yield Discount Spreads	3.26%-15.14%	6.05%	Decrease
First Lien Senior Secured Debt	138,814,116	Recent Transactions	Transaction Price	98.00-101.00	98.95	Increase
CLO	4,994,226	Recent Transactions	Transaction Price	87.37	87.37	Increase
Second Lien Senior Secured Debt	4,467,102	Yield Method	Market Yield Discount Spreads	5.15%-6.29%	5.72%	Decrease

Total Assets	$1,541,927,595

(1)	Weighted average is caclulated by weighing the significant unobservable input by the relative fair value of each investment in the category.
Debt Not Carried at Fair Value
As of December 31, 2024 and December 31, 2023, the principal value of the MassMutual SPV I Facility, the BMO SPV II Credit Facility, the Wells Fargo SPV III Credit Facility and the Class A 2024 Notes approximate fair value due to their variable rates and are included in Level 3 of the fair value hierarchy.
7. Income Taxes
The Company’s taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in the Company’s taxable income until they are realized. For the year ended December 31, 2024, the Company has temporary differences that are primarily due to differences between book and tax treatment of partnership income from underlying investments and the amortization of organizational costs. For the year ended December 31, 2024, the Company had no permanent differences.
The Company’s taxable income is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of distributions declared for the periods indicated were as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Ordinary income	$27,750,043	$10,777,485
Long-term capital gains	—	—
Tax return of capital	—	—

As of December 31, 2024, the Company’s last tax year end, the components of distributable earnings (accumulated loss) on a tax basis was as follows:

December 31, 2024
Undistributed ordinary income	$1,575,517
Other book/tax temporary differences	(955,570)
Capital loss carryforwards	—
Undistributable capital gains	—
Net realized gain (loss) from investments in securities of unaffiliated issuers	—
Net unrealized depreciation from investments in securities of unaffiliated issuers	409,046

Total distributable earnings (accumulated loss)	$1,028,993

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
8. Commitments & Contingencies
The Advisor had agreed to pay the Company’s Other Operating Expenses and, at the Advisor’s discretion, certain of the Company’s Specified Expenses under the Amended Expense Limitation Agreement described in Note 3. The Company had no obligation to reimburse the Advisor for such advanced expenses until the time at which the Company received
$100,000,000
in gross proceeds from the sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time, all expenses of the Company paid by the Advisor will be subject to recoupment by the Advisor. The recoupment is limited to the amount of the Expense Cap under the Amended Expense Limitation Agreement (each as defined in Note 3 in these consolidated financial statements), unless the recoupment payment relates to Specified Expenses. Under the Amended Expense Limitation Agreement, the Advisor is permitted to recoup from the Company any such amounts for a period not to exceed three years from the month in which such fees and expenses were paid. As of March 31, 2025 and December 31, 2024, the Company had
$46,858 and $778,369, respectively, in expenses subject to recoupment by the Advisor.
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
As of March 31, 2025 and December 31, 2024, the Company had the following outstanding commitments to investments:

Investments	March 31, 2025	December 31, 2024
3 Step Sports LLC Delayed Draw Term Loan	$462,081	$456,755
AAH Topco, LLC Class C Delayed Draw Term Loan	5,801,901	—
Accelevation LLC Delayed Draw Term Loan	3,715,385	—
Accelevation LLC Revolving Credit Loan	2,169,785	—
Accent Building Materials Holdings LLC Term B Delayed Term Loan	171,429	165,312
Accordion Partners LLC Delayed Draw Term Loan	1,533,913	1,826,087
Accordion Partners LLC Revolving Loan	1,217,391	1,217,391
ACP Avenu Buyer, LLC Delayed TL	395,536	395,536
ACP Avenu Buyer, LLC Revolving Credit	208,259	208,259
ACP Falcon Buyer, Inc. Revolving Loan	333,333	333,333
Advanced Medical Management, LLC Revolving Credit Loan	1,504,941	710,526
Advanced Web Technologies Holding Company Revolving Credit Loan	342,127	293,252
AI Fire Buyer, Inc. Delayed Draw Term Loan	—	120,902
Alera Group, Inc. Delayed Draw Term Loan	—	35,516
Alkeme Acquisition, LLC Delayed Draw Term Loan Amendment No. 10	2,685,272	—
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	12,015,585	13,130,720
Allworth Financial Group, L.P. Revolving Loan	618,375	618,375
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	1,935,706	1,935,706
Ambient Enterprises Holdco LLC Revolving Loan	951,979	951,979
AmerCareRoyal, LLC Delayed Draw Term Loan A	1,867,470	1,867,470
AmerCareRoyal, LLC U.S. Revolving Credit	195,783	195,783
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	3,289,365	—
AmeriLife Holdings LLC Revolving Loan	1,629,866	—
Any Hour LLC Delayed Term Loan	1,876,364	1,876,363
Any Hour LLC Revolving Credit	477,922	540,260
Apex Dental Partners, LLC Delayed Draw Term Loan	2,583,226	2,583,226
Apex Dental Partners, LLC Revolving Credit	812,903	903,226
Apex Service Partners, LLC Incremental Delayed Term Loan	1,322,919	2,598,709
Apex Service Partners, LLC Revolving Credit Loan	25,121	52,425
Apex Service Partners, LLC Revolving Credit Loan	46,344	96,719
Aptean Acquiror Inc. Delayed Draw Term Loan	134,818	238,414
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	4,478,174	—
Aptean Acquiror Inc. Revolving Credit	722,358	436,880
Aptean Acquiror Inc. Specified Delayed Draw Term Loan	5,036,348	—
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	883,108	—
Arctic Holdco, LLC Initial Refinancing Revolving Loan	429,174	—
Arctic Holdco, LLC Initial Revolving Loan	—	58,360
Arcticom Group Delayed Draw Term Loan D	1,971	13,796
Arden Insurance Services LLC Revolving Credit	1,307,198	—
Arden Purchaser, LLC Revolver	—	1,307,198
Argano, LLC Delayed Draw Term Loan	2,173,913	2,173,913
Argano, LLC Revolving Credit Loan	362,319	362,319
Artivion, Inc. Delayed Draw Term Loan	557,604	557,604
ASP Global Holdings, LLC Delayed Draw Term Loan	615,882	615,882
ASP Global Holdings, LLC Revolving Loan	236,878	430,686
Associations, Inc. Revolving Loan	112,845	217,009
Associations, Inc. Special Purpose Delayed Draw Term Loan	406,721	451,262
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	1,200,722	1,262,187
Aviation Technical Services, Inc. Revolving Loan	300,000	500,000
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	1,142,132	1,142,132
Axis Portable Air, LLC Revolving Credit Loan	1,163,990	1,163,990
Axis Portable Air, LLC Seventh Amendment Delayed Draw Term Loan	731,031	—
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	96,999	2,085,481
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	—	44,461
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed TL	83,849	83,849
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	83,849	83,849
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	451,823	613,362
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,027,326	1,027,326
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,257,951	1,257,951
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	5,155,652	5,246,957
Berlin Rosen Acquisition, LLC Revolving Loan	235,372	300,243
Berlin Rosen Acquisition, LLC Revolving Loan	135,109	300,243
Best Roofing Services LLC Revolving Loan	895,522	895,522
Big Top Holdings, LLC Revolving Credit Loan	75,000	75,000
BNI Global, LLC Revolving Credit Loan	267,147	267,147
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	5,209,537	7,224,888
C3 AcquisitionCo, LLC Delayed Draw Term Loan	1,803,360	2,420,618

Investments	March 31, 2025	December 31, 2024
C3 AcquisitionCo, LLC Revolving Loan	$786,701	$907,732
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	2,426,027	—
Capitol Imaging Acquisition Corp. Revolving Loan	827,055	—
CARDS Acquisition, Inc. Delayed Draw Term Loan	3,532,609	4,076,087
CARDS Acquisition, Inc. Revolving Loan	321,974	487,772
Carnegie Dartlet, LLC Delayed Draw Term Loan	138,000	180,000
Carnegie Dartlet, LLC Revolving Loan	54,900	56,400
Castlelake Consumer Receivables Opportunity III, L.P. Fund	1,252,076	2,088,417
Castlelake Consumer Receivables Opportunity IV, L.P.	3,514,810	3,514,810
Centex Acquisition, LLC Revolving Loan	608,890	811,853
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	1,927,465	3,725,542
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	2,267,606	—
Cerity Partners Equity Holding LLC Initial Revolving Loan	448,284	1,062,599
Chef Merito, LLC Delayed Draw Term Loan C	—	340,515
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	319,099	319,099
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	403,588	403,588
Computer Services, Inc. Delayed Draw Term Loan	753,173	753,173
Congress Buyer, Inc. Delayed Draw Term Loan D	6,478,873	—
Costanzo’s Bakery, LLC Delayed Term Loan	201,074	302,442
Creek Parent, Inc. Revolving Credit	2,024,000	2,024,000
Crete PA Holdco, LLC Delayed Draw Term Loan	6,511,628	6,511,628
Crete PA Holdco, LLC Revolving Loan	976,744	976,744
CSG Buyer, Inc. Delayed Draw Term Loan	1,105,263	1,105,263
CSG Buyer, Inc. Revolving Loan	368,421	368,421
CVAUSA Management, LLC Revolving Loan	350,226	—
Cyber Advisors, LLC Delayed Draw Term Loan Amendment No. 5	869,370	—
CVAUSA Management, LLC Primary Delayed Draw Term Loan	—	712,428
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	—	298,226
Demakes Borrower, LLC Delayed Draw Term Loan	97,905	97,905
Dentive, LLC Revolving Loan	141,413	353,532
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	1,044,800	2,044,800
Discovery SL Management, LLC Delayed Draw Term Loan B	1,093,500	1,215,000
Discovery SL Management, LLC Revolving Credit Loan	243,000	243,000
DOXA Insurance Holdings LLC Delayed Draw Term Loan	16,049	16,049
Dwyer Instruments, LLC Fourth Amendment Delayed Draw Term Loan	1,414,141	1,414,141
Dwyer Instruments, LLC Revolving Loan	1,599,218	1,696,970
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	62,948	118,027
Einstein Parent, Inc. Revolving Loan	1,002,201	—
Enverus Holdings, Inc. Revolving Loan	405,405	393,329
Enverus Holdings, Inc.Delayed Draw Term Loan	101,236	266,409
Eskola LLC Delayed Draw Term B Loan	4,080,760	4,080,760
ETE Intermediate II LLC Revolving Loan	180,714	31,429
Ethos Risk Services, LLC Delayed Draw Term C Loan	2,666,667	2,666,667
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	80,000	80,000
EVDR Purchaser, Inc. Delayed Draw Term Loan	1,372,549	1,372,549
EVDR Purchaser, Inc. Revolving Credit Loan	741,176	686,275
Everbridge Holdings, LLC Delayed Draw Term Loan	844,444	844,444
Everbridge Holdings, LLC Revolving Loan	555,556	555,556
Excel Fitness Holdings, Inc. Delayed Term Loan	1,887,534	1,887,534
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	380,895	380,895
Fidelity Evergreen Private Credit Fund LP	6,556,890	8,448,961
First Legal Buyer, Inc. Delayed Draw Term Loan	1,361,140	1,861,388
First Legal Buyer, Inc. Revolving Loan	930,694	930,694
FMG Suite Holdings, LLC Revolving Credit	437,254	437,254
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	1,752,436	1,752,436
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,947,368	3,947,368
G-A-I Consultants, Inc. Revolving Loan	177,632	513,158
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	3,356,000	4,399,000
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	1,904,762	1,904,762
Gen4 Dental Partners OPCO, LLC Revolving Loan	380,952	380,952
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	269,823	269,823
GS Acquisitionco, Inc. Revolving Loan	1,196,809	1,196,809
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	1,228,723	1,228,723
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78,263	78,263
Halo Buyer, Inc. Revolving Loan	1,691,802	—
HEC Purchaser Corp. Revolving Loan	781,250	781,250
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	710,680	710,680

Investments	March 31, 2025	December 31, 2024
Helios Service Partners, LLC Delayed Draw Term Loan 2022	$6,000,000	$6,000,000
Helios Service Partners, LLC Third Amendement Incremental Delayed Draw Term Loan	10,000,000	10,000,000
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	4,820,898	4,820,898
Heritage Foodservice Investment, LLC Revolving Credit Loan	602,612	602,612
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	4,919,851	5,999,819
Hills Distribution, Inc. Delayed Draw Term Loan	129,630	129,630
Hills Distribution, Inc. Delayed Draw Term Loan	15,974	15,974
Houseworks Holdings, LLC Delayed Draw Term Loan	—	2,035,714
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	2,554,134	2,554,134
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	4,418,182	4,418,182
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	75,424	124,376
Inventus Power, Inc. Revolving Loan	355,932	355,932
Iodine Software, LLC Revolving Loan	290,765	290,765
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	278,400	278,400
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	—	69,337
JHCC Holdings LLC_Delayed Draw Term Loan	328,551	533,362
KabaFusion Parent LLC Revolving Credit Loan	1,425,015	1,425,015
Kelso Industries LLC Delayed Draw Term Loan	2,091,499	2,921,089
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	383,117	383,117
Keystone Agency Partners LLC Delayed Draw Term Loan E	329,218	—
Kite Midco II LTD Term Loan B2	1,322,514	1,322,514
Kite Midco II LTD Term Loan B2	1,322,514	1,322,514
KL Charlie Acquisition Company Delayed Draw Term Loan	197,598	—
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	169,650	385,568
Lakewood Acquisition Corporation Revolving Loan	2,452,716	—
LeadVenture, Inc. Revolver	591,133	591,133
LeadVenture, Inc. Supplemental No. 4 Delayed Draw Term Loan	2,012,069	4,468,966
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562,030	562,030
Lido Advisors, LLC Seventh Amendment Delayed Draw Term Loan	734,897	1,278,720
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	3,578,626	3,634,834
Lighthouse Technologies Holding Corp. Revolving Loan	815,899	815,899
Loving Tan Intermediate II Inc. Revolving Loan	165,926	207,407
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	259,635	259,635
ManTech International Corporation Delayed Draw Term Loan	614,940	614,940
MB2 Dental Solutions, LLC Revolving Commitment	298,635	298,635
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	1,009,386	1,188,567
Medical Device Inc. Revolving Loan	551,739	551,739
Medina Health, LLC Revolving Loan	393,258	393,258
Medrina, LLC Initial Delayed Draw Term Loan Facility	127,660	744,681
Medrina, LLC Revolving Facility	531,915	531,915
Minds Buyer, LLC Revolving Credit	625,000	625,000
MKD Electric, LLC Revolving Loan	553,669	935,701
Modigent, LLC Delayed Term Loan	173,414	275,244
Mountain Parent, Inc. Delayed Draw Term Loan	1,165,803	1,165,803
Mountain Parent, Inc. Revolving Credit Facility	621,762	621,762
NMI Acquisitionco, Inc. Revolving Loan	332,302	332,302
NORA Acquisition, LLC Revolving Credit	330,556	388,889
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	127,160	135,909
Oil Changer Holding Corporation Amendment No.4 Delayed Draw Term Loan	1,496,558	—
Optimizely North America Inc. (USD) Revolving Credit	1,232,000	1,232,000
OSR Opco LLC Delayed Draw Term Loan	1,066,667	1,066,667
OSR Opco LLC Revolving Loan	640,000	853,333
Owl Cyber Defense Solutions, LLC Revolving Loan	945,410	945,410
Pacific Purchaser, LLC Delayed Draw Term Loan	246,479	352,113
Pacific Purchaser, LLC Revolving Loan	176,056	176,056
Packaging Coordinators Midco, Inc. Initial Dollar Delayed Draw Term Loan	4,404,800	—
Packaging Coordinators Midco, Inc. Revolving Loan	1,053,322	—
PAG Holding Corp. Revolving Loan	981,065	981,065
PAI Middle Tier, LLC Revolving Credit Loan	1,700,704	—
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	3,133,337	3,133,337
PCS Midco, Inc. Delayed Draw Term Loan	9,488	9,488
PCS Midco, Inc. Revolving Credit Loan	15,469	15,469
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment		5,031,287
PDI TA Holdings, Inc. Delayed Draw Term Loan	535,547	535,547
PDI TA Holdings, Inc. Revolving Credit	485,333	560,000
Pediatric Home Respiratory Services, LLC Delayed Term Loan	2,415,000	2,415,000
Pediatric Home Respiratory Services, LLC Revolving Credit	1,127,000	1,127,000

Investments	March 31, 2025	December 31, 2024
Penncomp, LLC Delayed Draw Term Loan A	$—	$573,016
Penncomp, LLC Delayed Draw Term Loan B	7,785,736	—
Penncomp, LLC Revolving Loan	519,049	—
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	429,184	785,465
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	599,500	1,084,875
Petra Borrower, LLC Delayed Draw Term Loan	650,000	650,000
Petra Borrower, LLC Revolving Loan	75,000	500,000
PharmaLogic Holdings Corp. Delayed Draw Term Loan	2,590,674	2,590,674
Phoenix YW Buyer, Inc. Revolving Credit Loan	1,136,364	1,136,364
PMA Parent Holdings, LLC Revolving Credit Loan	313,500	313,500
Point Quest Acquisition, LLC Revolving Credit Loan	566,828	1,022,034
Point Quest Acquisition, LLC Term Loan	2,542,373	2,542,373
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	1,349,940	2,300,940
PracticeTek Purchaser, LLC Delayed Draw Term Loan	587,190	587,190
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	—	940,000
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	—	940,000
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	139,172	317,598
PRGX Global, Inc. Delayed Draw Term Loan	1,612,063	—
Principal Lighting Group, LLC Revolving Loan	1,643,192	—
Puma Buyer, LLC Revolving Credit Loan	2,236,111	—
RBFD Buyer, LLC Initial Delayed Draw Term Loan	3,002,706	3,788,904
RBFD Buyer, LLC Revolving Credit	947,226	947,226
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	2,060,945	—
Rcp Nats Purchaser, LLC Revolving Loan	1,442,662	—
Recipe Acquisition Corp. Delayed Draw Loan	2,184,949	2,184,949
Recipe Acquisition Corp. Revolving Credit	493,511	668,307
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	9,012,680	—
RoC Holdco LLC Revolving Credit Loan	732,000	732,000
Rotolo Consultants, Inc. Delayed Draw Term Loan (2025)	613,486	—
RPM Purchaser, Inc. Delayed Draw Term Loan B	517,857	517,857
RRA Corporate, LLC Delayed Draw Term Loan 2	64,789	—
RRA Corporate, LLC Revolver	46,000	—
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	352,000	352,000
Rural Sourcing Holdings, Inc. Revolving Loan	202,400	237,600
Sagebrush Buyer, LLC Revolving Credit	775,862	775,862
SageSure Holdings, LLC Amendment No. 1 Delayed Draw Term Loan	5,188,525	1,041,211
Saldon Holdings, Inc. Initial DDTL Loan	126,942	126,942
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	3,371,490	3,497,396
Salute Mission Critical, LLC Revolving Loan	419,688	699,479
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	2,159,624	—
Saturn Borrower Inc Tenth Amendment Revolving Loan	971,831	—
SDG Mgmt Company, LLC Delayed Draw Term Loan B	498,332	—
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	606,720	—
Sigma Defense Systems LLC Revolving Loan	61,377	75,000
Signature Brands, LLC Term Loan	518,015	—
Signature Investor LLC Term Loan B	345,343	—
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	494,044	—
Solairus Holdings, LLC Revolver	123,511	—
Sonny’s Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	414,000	414,000
Spark Buyer, LLC Delayed Draw Term Loan	2,500,000	2,500,000
Spark Buyer, LLC Revolving Credit Loan	1,250,000	1,250,000
Spark Purchaser, Inc. Revolving Credit	808,654	808,654
SuperHero Fire Protection, LLC Revolving Loan	87,477	62,560
Superjet Buyer, LLC Delayed Draw Term Loan	4,349,906	4,349,906
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	315,341	430,010
Surgical Center Solutions, LLC Delayed Draw Term Loan	3,337,479	—
Surgical Center Solutions, LLC Revolving Loan	1,568,615	—
Tank Holding Corp. Delayed Draw Term Loan	—	757,890
Tau Buyer, LLC Delayed Draw Term Loan	1,463,463	—
Tau Buyer, LLC Revolving Credit	571,665	—
TCP Hawker Intermediate LLC Delayed Draw Term Loan	79,755	79,755
TCP Hawker Intermediate LLC Ninth Amendment DDTL 11/24	75,824	75,824
Thames Technology Holdings, Inc. Revolving Loan	788,644	788,643
Thrive Buyer, Inc. Initial Revolving Loan	—	97,122
TMSC OpCo, LLC Revolving Loan	1,050,348	1,050,348
Track Branson Opco, LLC, The Revolving Loan	118,919	118,919
Transgo, LLC Revolving Loan	605,000	605,000

Investments	March 31, 2025	December 31, 2024
Trench Plate Rental Co. Revolving Loan	$52,414	$118,621
Tricor, LLC Revolving Loan	288,462	144,231
Truck-Lite Co., LLC Delayed Draw Term Loan	224,000	622,222
Truck-Lite Co., LLC Initial Revolving Credit Loan	580,741	622,222
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	2,024,069	2,500,000
TVG Shelby Buyer, Inc. Revolving Credit Loan	250,000	250,000
Upstack Holdco Inc. Delayed Draw Term Loan	2,500,000	3,125,000
Upstack Holdco Inc. Revolving Credit Loan	968,750	1,062,500
USIC Holdings, Inc. Revolving Loan	613,091	1,034,590
USIC Holdings, Inc. Specified Delayed Draw Term Loan	483,723	580,317
Vacation Rental Brands, LLC Delayed Term Loan	—	261,183
Vacation Rental Brands, LLC Revolving Credit	353,365	430,184
Valkyrie Buyer, LLC Delayed Draw Term Loan A	561,404	561,404
Valkyrie Buyer, LLC Delayed Draw Term Loan B	748,538	748,538
Valkyrie Buyer, LLC Delayed Draw Term Loan C	262,550	694,269
Valkyrie Buyer, LLC Delayed Draw Term Loan D	4,000,000	4,000,000
Valkyrie Buyer, LLC Delayed Draw Term Loan E	2,000,000	2,000,000
Valkyrie Buyer, LLC Revolving Credit Loan	467,836	467,836
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	1,025,798	1,074,631
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	1,025,798	1,074,631
Vertex Companies, Inc., The Delayed Draw Term Loan-B	4,745,763	4,745,763
Vertex Companies, Inc., The Fourth Amendment Revolving Loan	2,372,881	2,372,881
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	3,548,637	4,321,132
Vertex Service Partners, LLC Revolving Facility	264,332	46,512
Vital Purchaser, LLC Revolving Loan	492,000	492,000
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	2,170,000	3,420,000
Vortex Intermediate, LLC Revolver Amendment No. 4 Incremental	676,029	662,314
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	505,123	2,652,742
Vybond Buyer, LLC Delayed Draw Term Loan	2,374,024	—
Vybond Buyer, LLC Revolving Credit Loan	1,780,517	—
WC PLG Buyer, Inc Revolver	—	1,643,192
Wealth Enhancement Group, LLC Revolver Incremental 12/24	226,185	226,186
Wealth Enhancement Group, LLC_Delayed Draw Term Loan 12/24	6,773,687	6,773,687
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	7,398,000	7,258,534
Western Smokehouse Partners, LLC Revolver	167,358	—
Worldwide Insurance Network, LLC DDTL	1,138,972	1,259,430

Total unfunded commitments	$391,093,779	$333,895,728

9. Net Assets
Share Issuances
The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances during the three months ended March 31, 2025:

Share Issuance Date	Shares Issued	Amount	Offering Price
January 1	1,191,393	$30,975,179	$26.00
February 1	2,949,039	77,358,000	26.23
March 1	2,030,616	53,745,136	26.47

Total issuance of shares	6,171,048	$162,078,315

The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances during the three months ended March 31, 2024:

Share Issuance Date	Shares Issued	Amount	Offering Price
January 1	1,166,604	$30,032,356	$25.74
February 1	809,925	21,040,000	25.98
March 1	1,653,938	43,355,000	26.21

Total issuance of shares	3,630,467	$94,427,356

Distributions
On March 25, 2025, the Board declared a distribution on the Shares payable on April 30, 2025 to shareholders of record as of the close of business on March 28, 2025 (the “Q1 2025 Distribution”). The amount of the Q1 2025 Distribution equaled $0.67 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 425,274 Shares were issued in April 2025 in connection with the Company’s DRIP for the Q1 2025 Distribution.
The following table identifies distributions declared for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 25, 2025	March 28, 2025	April 30, 2025	$0.67	$27,750,043
The following table identifies distributions declared for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 14, 2024	March 29, 2024	April 30, 2024	$0.65	$10,777,485
May 7, 2024	June 28, 2024	July 31, 2024	0.65	14,030,149
August 8, 2024	September 30, 2024	October 31, 2024	0.65	17,154,639
November 11, 2024	December 30, 2024	January 30, 2025	0.65	22,954,070
During the three months ended March 31, 2025 and 2024, the Company issued 425,274 and 259,187 Shares, respectively, in connection with the DRIP for an aggregate amount of $11,056,750 and $6,672,356, respectively.
Discretionary Share Repurchase Program
Beginning with the quarter ended December 31, 2023, the Company commenced a share repurchase program, in which the Company intends, subject to market conditions and the discretion of the Board, to offer to repurchase, in each quarter, up to 5% of the Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest the Company’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. In the event the amount of Shares tendered exceeds the repurchase offer amount, Shares will be repurchased on a pro rata basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. All Shares purchased by the Company pursuant to the terms of each repurchase offer will be retired and thereafter will be authorized and unissued Shares.
Under the share repurchase program, to the extent the Company offers to repurchase Shares in any particular quarter, the Company expects to repurchase Shares using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”). If shareholders tender Shares in a repurchase offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Shares, the Company may repurchase such Shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Shares repurchased (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. Shares may be sold to certain feeder vehicles primarily created to hold the Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
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
On February 3, 2025, the Company offered to purchase up to 1,762,346
Shares at a purchase price equal to the NAV per Share as of March 31, 2025 (the “February 2025 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the February 2025 Repurchase Offer. The February 2025 Repurchase Offer expired on March 3, 2025 and 288,512 Shares were validly tendered by the shareholders and not properly withdrawn in connection with the February 2025 Repurchase Offer. On April 28, 2025, the Company determined that, as of March 31, 2025, the NAV per Share was $26.01 per Share. Based on such NAV per Share, the aggregate purchase price for the Shares accepted for repurchase by the Company in the February 2025 Repurchase Offer equaled approximately $7,503,930.

During the three months ended March 31, 2025 and 2024, the Company repurchased 288,512 and no Shares, respectively, pursuant to its discretionary share repurchase program.
The following table summarizes the capital activity during the three months ended March 31, 2025:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Shares outstanding as of December 31, 2024 and 2023, respectively	35,246,926	12,950,280
Shares issued in private offerings	5,745,774	3,371,280
Shares issued in connection with DRIP	425,274	259,187
Shares repurchased	(288,512)	—

Shares outstanding as of March 31, 2025 and 2024, respectively	41,129,462	16,580,747

10. Financial Highlights

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Per share data:
Net asset value, beginning of period	$26.00	$25.74
Net investment income (loss) (1)	0.67	0.68
Realized and unrealized gain (loss) on investment transactions (2)	0.01	0.06

Total from operations	0.68	0.74
Distributions from net investment income	(0.67)	(0.62)
Distributions from net realized capital gains/losses	—	(0.03)

Total increase (decrease) in net assets	0.01	0.09

Net asset value, end of period	$26.01	$25.83

Shares outstanding, end of period	41,129,462	16,580,747
Total return (3)	2.62%	2.84%
Ratios / supplemental data
Ratio of gross expenses to average net assets (4)(5)(7)(8)	1.85%	2.95%
Ratio of net expenses to average net assets (4)(6)(7)(8)	1.92%	2.94%
Ratio of net investment income (loss) to average net assets (4)(8)	2.66%	2.72%
Net assets, end of period	$1,069,797,646	$428,206,743
Weighted average shares outstanding	39,286,807	15,214,330
Portfolio turnover rate (9)	3.02%	5.07%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
(2)	Includes balancing amounts necessary to reconcile the change in NAV per share for the period.
(3)
Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the beginning NAV per share, assuming a distribution reinvestment price in accordance with the Company’s DRIP. Total return has not been annualized for periods less than one year.

(4)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(5)	Ratio of gross expenses to average net assets is computed using expenses before waivers and expense support payments (recoupments), if applicable.
(6)
Ratio of net expenses to average net assets is computed using total expenses, including the effects of expense support payments (recoupments), which represented (0.07)% and 0.01% on average net assets for the three months ended March 31, 2025 and 2024, respectively.

(7)
Ratio of gross expenses to average net assets and ratio of net expenses to average net assets are inclusive of the income incentive fee and capital gains-based incentive fee. The income incentive fee ratio and capital gains-based incentive fee are 0.22% and 0.00%, respectively, for the three months ended March 31, 2025. The income incentive fee ratio and capital gains-based incentive fee are 0.22% and 0.01%, respectively, for the three months ended March 31, 2024.

(8)	Ratios do not reflect the proportionate share of income and expenses of the underlying private credit funds in which the Company invests. Ratios have not been annualized.
(9)
Portfolio turnover rate is calculated using the lesser of total sales, exits and repayments of investments or total purchases over the monthly average of the investments at fair value for the period reported and has not been annualized. Such monthly average is calculated by totaling the values of the portfolio securities as of the beginning and end of the first month of the particular period and as of the end of each of the succeeding months.

11. Subsequent Events
The Company’s management has evaluated events subsequent to March 31, 2025 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.
On
April 1, 2025, the Company sold 2,578,382 Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $67.1 million
.
On May 1, 2025, the Company offered to purchase up to 2,056,473 shares of its Shares at a purchase price equal to the NAV per Share as of June 30, 2025 (the “May 2025 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the May 2025 Repurchase Offer. The May 2025 Repurchase Offer is set to expire on May 29, 2025.
On May 7, 2025, the Board declared a distribution on the Shares equal to an aggregate amount up to the (i) Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended June 30, 2025 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q2 2025 Distribution”). The Q2 2025 Distribution is payable on July 31, 2025 to shareholders of record as of the close of business on June 27, 2025. The final amount of the Q2 2025 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q2 2025 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.
The Company received approximately $21.8 million of subscriptions effective May 1, 2025 in connection with its monthly closing for the Private Offering.

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

The forward-looking statements in this Report relate to future events or the Company’s future performance or financial condition, are not guarantees, and involve numerous risks and uncertainties. Some of these risks and uncertainties are beyond our control and difficult to predict and could cause actual events or results to differ materially from those expressed or forecasted in the forward-looking statements, including, but not limited to, those described in “Risk Factors” in Part II, Item 1A of this Report, in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and the below items:

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

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation, mainly by investing in various credit-related strategies. The Company intends to primarily use a “multi-lender” approach to achieve its investment objectives, whereby the Advisor utilizes a variety of non-bank or corporate lenders “Lending Sources” to source investment opportunities for the Company. There can be no assurance that the Company will achieve its investment objectives.

Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in Private Credit, primarily through our lending strategy and underlying funds strategy, each as discussed more fully in “Item 1. Business” in our annual report on Form 10-K for the fiscal year ended December 31, 2024. Except as otherwise disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024, we may modify or waive our investment objectives and any of our investment policies, restrictions, strategies, and techniques without prior notice and without shareholder approval. However, absent requisite shareholder approval under the 1940 Act, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. If we change our 80% Private Credit test, we will provide shareholders with at least 60 days advance notice of such change.

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

Please refer to “Item 1. Business” in our annual report on Form 10-K for the fiscal year ended December 31, 2024 for more information on the Company and its investment objectives and strategy.

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

The Advisor also serves as the Company’s administrator pursuant to the Administration Agreement and performs certain administrative, accounting and other services for the Company. In consideration of these administrative services, the Company pays the Advisor the Administration Fee in an amount up to 0.20% on an annualized basis of the Company’s net assets (prior to March 25, 2025, the Administration Fee was equal to 0.30% of the Company’s net assets on an annualized basis). The Administration Fee is calculated based on the Company’s month-end NAV (as of the close of business on the last calendar day of the applicable month) and payable monthly in arrears. The Administration Fee is an expense paid out of the Company’s net assets. The Advisor may delegate or sub-contract certain of its services under the Administration Agreement to other entities, including a sub-administrator, and has done so as described below.

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

Private Offering

We are conducting the continuous Private Offering of Shares in reliance on the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and/or pursuant to Regulation S under the Securities Act, in connection with which we have entered into, and expect to continue to enter into, Subscription Agreements with investors. Investors whose subscriptions for Shares are accepted by the Company will be admitted as members of the Company following payment of their capital contribution to the Company, pursuant to the terms of the Limited Liability Company Agreement. See “Item 1. Business – Private Offering of Shares” in our annual report on Form 10-K for the fiscal year ended December 31, 2024 for more information.

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

Portfolio and Investment Activity

As of March 31, 2025, the Company had 829 investments in 323 portfolio companies across 73 industries. Based on fair value as of March 31, 2025, 100% of the Company’s debt portfolio was invested in debt bearing a floating interest rate. The weighted average interest rate across the Company’s portfolio investments was approximately 9.8% as of March 31, 2025.

As of December 31, 2024, the Company had 667 investments in 299 portfolio companies across 71 industries. Based on fair value as of December 31, 2024, 100% of the Company’s debt portfolio was invested in debt bearing a floating interest rate. The weighted average interest rate across the Company’s portfolio investments was approximately 9.8% as of December 31, 2024.

As of March 31, 2025 and December 31, 2024, the Company’s portfolio median EBITDA was $56.1 million and $54.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

As of March 31, 2025 and December 31, 2024, the Company’s median loan-to-value (“LTV”) was 42.6% and 43.0%, respectively. LTV is calculated as net debt through each respective investment tranche in which the Company holds an investment divided by value of underlying collateral of the portfolio company.

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

As of March 31, 2025 and December 31, 2024, our investment portfolio had no investments on non-accrual status.

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

Consolidated Results of Operations

Set forth below is a comparison of the results of operations and changes in financial condition for the three months ended March 31, 2025 and 2024. The following tables represent our operating results for the periods indicated:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Total investment income	$45,602,938	$21,512,894
Less: Net expenses	(19,123,056)	(11,166,479)

Net investment income (loss)	26,479,882	10,346,415

Net realized gain (loss)	—	320,354
Net change in unrealized appreciation (depreciation)	108,128	505,973

Net increase (decrease) in Net Assets resulting from operations	$26,588,010	$11,172,742

Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful. The unrealized gains for the three months ended March 31, 2025 and 2024 were largely due to increases in NAV on private credit fund investments.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Investment income:
Interest income	$45,107,767	$21,392,779
Payment-in-kind	495,171	120,115

Total Investment Income	$45,602,938	$21,512,894

For the three months ended March 31, 2025, total investment income was driven by the Company’s deployment of capital and increasing invested balance of investments. The size of the Company’s investment portfolio at fair value was $1,889 million as of March 31, 2025 and, as of such date, all of the Company’s debt investments were income-producing.

For the three months ended March 31, 2024, total investment income was driven by the Company’s deployment of capital and increasing invested balance of investments. The size of the Company’s investment portfolio at fair value was $771 million as of March 31, 2024 and, as of such date, all of the Company’s debt investments were income-producing.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2025 and December 31, 2024, all of the Company’s debt investments were performing and current on their interest payments.

Expenses

Expenses were as follows for the periods indicated:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Expenses
Interest expense	$11,587,759	$7,531,462
Management fee	2,528,232	983,189
Income incentive fee	2,147,772	837,526
Capital gains-based incentive fee	9,259	35,198
Administration fee	748,566	296,454
Professional fees	569,551	337,580
Legal fees	101,902	667,738
Custody fees	68,662	28,654
Directors’ fees	37,500	50,000
Other expenses	592,342	423,035

Total expenses	$18,391,545	$11,190,836

Less expense (recoupment) support payments (to) by the Advisor	(731,511)	24,357
Waiver for management and incentive fees	—	—

Net expenses	$19,123,056	$11,166,479

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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For three months ended March 31, 2025, the Company did not incur any excise tax.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions during the three months ended March 31, 2025.

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

Cash Flows

As of March 31, 2025 we had $42.9 million in cash and cash equivalents and restricted cash and restricted cash equivalents. During the three months ended March 31, 2025, we used $(300.4) million in cash for operating activities, primarily as a result of funding of portfolio investments of $(370.0) million, partially offset by repayment of portfolio investments of $54.2 million, and other operating activities of $15.4 million. Cash provided by financing activities was $312.0 million during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $151.0 million and borrowings of $418.0 million under our financing arrangements, partially offset by distributions paid and repurchase of shares of $(13.6) million and repayments of borrowings, including debt issuance costs paid of $(243.4) million.

As of March 31, 2024 we had $32.5 million in cash and cash equivalents and restricted cash and restricted cash equivalents. During the three months ended March 31, 2024, we used $(196.5) million in cash for operating activities, primarily as a result of funding of portfolio investments of $(233.1) million, partially offset by repayment of portfolio investments of $36.4 million, and other operating activities of $0.2 million. Cash provided by financing activities was $210.0 million during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $88.3 million and borrowings of $212.0 million under our financing arrangements, partially offset by distributions paid of $(1.7) million and repayments of borrowings of $(88.5) million.

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

Under the provisions of the 1940 Act, following approval from our initial shareholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, which approval became effective on January 21, 2023, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any shares of preferred stock that we may issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. As of March 31, 2025 and December 31, 2024, our asset coverage ratio, as defined under the 1940 Act, was 227.0% and 238.4%, respectively.

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

As of March 31, 2025 and December 31, 2024, the Company had outstanding borrowings of $668,670,535 and $662,170,535, respectively. The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

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

As of March 31, 2025 and December 31, 2024, the Company had an outstanding principal balance under the MassMutual SPV I Facility of $187,500,000 and $204,500,000, respectively. For the three months ended March 31, 2025 and 2024, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 7.57% and 8.62%, respectively. For the three months ended March 31, 2025 and 2024, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility were $192,677,778 and $155,516,484, respectively.

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

As of March 31, 2025 and December 31, 2024, the Company had an outstanding principal balance under the BMO SPV II Credit Facility of $97,670,535 and $97,670,535, respectively, in connection with investments purchased through participation agreements from BMO. For the three months ended March 31, 2025 and 2024, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 6.83% and 7.84%, respectively. For the three months ended March 31, 2025 and 2024, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $97,670,535 and $95,901,304, respectively.

Wells Fargo SPV III Credit Facility

On December 1, 2023, the Company, through SPV Facility III as borrower, entered into a Loan and Security Agreement (the “Wells Fargo Loan and Security Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as the administrative agent, UMB Bank, National Association, as the collateral agent, and the lenders party thereto from time to time, to provide SPV Facility III with a revolving credit facility (the “Wells Fargo SPV III Credit Facility”). The lenders initially made aggregate commitments of $250,000,000 under the Wells Fargo SPV III Credit Facility.

On October 31, 2024, the Company and Wells Fargo amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo First Amendment”). The Wells Fargo First Amendment, among other things, increased the aggregate commitments by the lenders to $400,000,000 and decreased the applicable margin on borrowings from 2.65% to 2.25%. On February 27, 2025, the Company amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo Second Amendment”). The Wells Fargo Second Amendment, among other things, (1) increased the aggregate commitments by the lenders under the Wells Fargo SPV III Credit Facility to $650,000,000, with an accordion feature providing SPV Facility III the right to request increases in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to an aggregate maximum of $900,000,000, and (2) decreased the applicable margin on borrowings to 2.15% under the Wells Fargo SPV III Credit Facility.

Borrowings under the Wells Fargo SPV III Credit Facility will generally bear interest at a rate per annum equal to Daily Simple SOFR plus a margin of 2.15%, with a 0.0% floor on Daily Simple SOFR. Amounts available for borrowing under the Wells Fargo SPV III Credit Facility are subject to a borrowing base that applies different advance rates to different types of assets held by SPV Facility III and are subject to limitations with respect to the loans securing the Wells Fargo SPV III Credit Facility, which may affect the borrowing base and therefore amounts available to borrow under the Wells Fargo SPV III Credit Facility. The Wells Fargo SPV III Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility III.

The Wells Fargo Loan and Security Agreement requires payment of a non-use fee equal to, (i) during the six-month period following the date of the Wells Fargo Second Amendment, 0.50% on the difference between the daily outstanding balance under the Wells Fargo SPV III Credit Facility relative to the maximum amount of available commitments at such time up to 65% of the maximum amount of available commitments, plus 2.00% on any such amount in excess of 65% of the maximum amount of available commitments, and (ii) after the initial six-month period following the date of the Wells Fargo Second Amendment, 0.50% on the difference between the daily outstanding balance under the Wells Fargo SPV III Credit Facility relative to the maximum amount of available commitments at such time up to 35% of the maximum amount of available commitments, plus 2.00% on any such amount in excess of 35% of the maximum amount of available commitments.

The reinvestment period end date (after which no borrowings may be drawn under the Wells Fargo SPV III Credit Facility) and the maturity date under the Wells Fargo SPV III Credit Facility are scheduled for February 27, 2028 and February 27, 2030, respectively, unless the Wells Fargo Loan and Security Agreement is sooner terminated in accordance with its terms.

As of March 31, 2025 and December 31, 2024, the Company had an outstanding principal balance under the Wells Fargo SPV III Credit Facility of $383,500,000 and $360,000,000, respectively. For the three months ended March 31, 2025 and 2024, the Company’s borrowings under the Wells Fargo SPV III Credit Facility bore interest at a weighted average interest rate of 6.59% and 7.97%, respectively. For the three months ended March 31, 2025 and 2024, the daily average amount of outstanding borrowings under the Wells Fargo SPV III Credit Facility was $317,022,222 and $74,730,337, respectively.

Atalaya Capital Management LP

Effective April 19, 2024, the Company, through its subsidiary SPV Facility IV, may from time-to-time purchase or originate loans and sell a participation in all or a portion of such loans to Macquarie Bank Limited and its affiliates (“Macquarie”), and concurrently with entering into such participation arrangement, agree to repurchase, or otherwise pay for the termination of, within 90 days, such participation arrangement. SPV Facility IV may have obligations to repurchase assets arising from such transactions that collectively have an aggregate principal amount at any one time outstanding of up to $100,000,000. In connection therewith, for repurchase transactions entered into by the Company, certain affiliates of Atalaya Capital Management LP will guarantee such repurchase transactions in an aggregate principal amount at any time outstanding not to exceed $100,000,000 subject to certain terms and conditions. The agreement to guarantee such repurchases has a term of one year that can be extended on the consent of both parties. SPV Facility IV will pay the guarantors any accrued interest, whether in the form of cash or payment in kind in accordance with the underlying payment terms for each loan during the guaranty period, less any interest, fees, expenses, indemnification payments and other similar compensation or reimbursements paid, or accrued and unpaid, to Macquarie as required under the participation documents for such loan. The amounts paid to Macquarie are determined at the time of the transaction and there is no obligation of Macquarie or the Company to utilize this arrangement in any way. The Company had no outstanding borrowings with Macquarie as of and for the three months ended March 31, 2025.

For the three months ended March 31, 2025 and 2024, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility, the BMO SPV II Credit Facility and the Wells Fargo SPV III Credit Facility (the “Lines of Credit”) amounted to 6.94% and 8.37%, respectively. The Company’s aggregate daily average amount of borrowings under the Lines of Credit for the three months ended March 31, 2025 amounted to $607,370,535 and $324,505,700, respectively.

The Lines of Credit each include customary affirmative and negative covenants, including financial covenants requiring the Company to maintain a minimum shareholders’ equity and asset coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

2024-I CLO

On January 15, 2025, the Company completed the 2024-I CLO, in connection with which the 2024-I Issuer issued the 2024-I CLO Debt.

The debt offered in the 2024-I CLO was issued and incurred by the 2024-I Issuer and consists of the 2024-I CLO Debt, the terms of which are summarized in the table below:

Class	Par Size ($)	Ratings (S&P)	Coupon
Class A 2024 Notes	174,000,000	AAA(sf)	3M SOFR + 1.70%
Class B 2024 Notes	30,000,000	AA(sf)	3M SOFR + 2.00%
2024-I CLO Subordinated Notes	96,360,000	N/A	N/A

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

The portfolio is managed by the Company pursuant to the Collateral Management Agreement. The Company has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the Collateral Management Agreement. The 2024-I CLO Debt is scheduled to mature on January 15, 2037; however, the 2024-I CLO Secured Debt may be redeemed by the 2024-I Issuer, at the direction of the Company, on any business day after January 15, 2027 (i) in whole in order of seniority (with respect to all classes of 2024-I CLO Secured Debt) but not in part from sale proceeds, contributions of cash, refinancing proceeds and/or any other amounts available in accordance with the 2024-I CLO Indenture or (ii) in part by class from refinancing proceeds, contributions of cash, partial refinancing interest proceeds and/or any other amounts available in accordance with the 2024-I CLO Indenture, and the 2024-I CLO Subordinated Notes may be redeemed, in whole but not in part, on any business day on or after the redemption of the 2024-I CLO Secured Debt in full.

As part of the 2024-I CLO, the Company and the 2024-I Issuer entered into a the 2024-I CLO Sale Agreement, pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to the 2024-I Issuer certain loans and participation interests therein securing the 2024-I CLO for the purchase price and other consideration set forth in the 2024-I CLO Sale Agreement. The remainder of the initial collateral portfolio was acquired as participation interests by the 2024-I Issuer pursuant to the 2024-I CLO Participation Agreement for the purchase price and other consideration set forth in the 2024-I CLO Participation Agreement. Following the foregoing transfers, the 2024-I Issuer, and not the Company or the Participation Sellers, holds all of the ownership interest in such loans and participation interests. The Company and the Participation Sellers, as applicable, made customary representations, warranties and covenants pursuant to the 2024-I CLO Transfer Agreements.

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

As of March 31, 2025, the Company had an outstanding principal balance under the Class A 2024 Notes of $172,997,446.

Distributions and Distribution Reinvestment

We expect to pay regular quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

On March 25, 2025, the Board declared a distribution on the Shares payable on April 30, 2025 to shareholders of record as of the close of business on March 28, 2025 (the “Q1 2025 Distribution”). The amount of the Q1 2025 Distribution equaled $0.67 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 425,274 Shares were issued in April 2025 in connection with the Company’s DRIP for the Q1 2025 Distribution.

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

During the three months ended March 31, 2025, we repurchased 288,512 Shares pursuant to our discretionary share repurchase program. See “Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” in Part II of this Report for more information.

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

We have also identified revenue recognition as a critical accounting policy. See “Note 2. Significant Accounting Policies” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information regarding the Company’s most significant accounting policies, including those relating to the valuation of its investment portfolio and revenue recognition. These significant accounting policies should be read in conjunction with the Company’s unaudited consolidated financial statements in Item 1. Unaudited Consolidated Financial Statements” of Part I of this Report, “Item 1A. Risk Factors” in Part I of our annual report on Form 10-K for the year ended December 31, 2024.

As of March 31, 2025 and December 31, 2024, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 176.5% and 171.4%, respectively, of our total net assets.

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

In addition, we have entered into the Amended Expense Limitation Agreement with the Advisor which was most recently extended on March 25, 2025 for an additional one-year term, ending on April 3, 2026, and which may be extended for additional one-year periods on an annual basis. Under the Amended Expense Limitation Agreement, any Expense Payments will be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the Expense Cap. See “Note 3. Related Party Transactions” in “Item 1 Unaudited Consolidated Financial Statements” in this Report for more information. As of March 31, 2025 and December 31, 2024, the Company had $46,858 and $778,369, respectively, in expenses subject to recoupment by the Advisor. Recoupment must occur within three years from the end of the month in which such fees and expenses were waived, reimbursed or paid by the Advisor.

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

As of March 31, 2025 and December 31, 2024, we had the following outstanding commitments to fund investments. As of March 31, 2025 and December 31, 2024, we believe we have adequate financial resources to satisfy such commitments.

Investments	March 31, 2025	December 31, 2024
3 Step Sports LLC Delayed Draw Term Loan	$462,081	$456,755
AAH Topco, LLC Class C Delayed Draw Term Loan	5,801,901	—
Accelevation LLC Delayed Draw Term Loan	3,715,385	—
Accelevation LLC Revolving Credit Loan	2,169,785	—
Accent Building Materials Holdings LLC Term B Delayed Term Loan	171,429	165,312
Accordion Partners LLC Delayed Draw Term Loan	1,533,913	1,826,087
Accordion Partners LLC Revolving Loan	1,217,391	1,217,391
ACP Avenu Buyer, LLC Delayed TL	395,536	395,536
ACP Avenu Buyer, LLC Revolving Credit	208,259	208,259
ACP Falcon Buyer, Inc. Revolving Loan	333,333	333,333
Advanced Medical Management, LLC Revolving Credit Loan	1,504,941	710,526
Advanced Web Technologies Holding Company Revolving Credit Loan	342,127	293,252
AI Fire Buyer, Inc. Delayed Draw Term Loan	—	120,902
Alera Group, Inc. Delayed Draw Term Loan	—	35,516
Alkeme Acquisition, LLC Delayed Draw Term Loan Amendment No. 10	2,685,272	—
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	12,015,585	13,130,720
Allworth Financial Group, L.P. Revolving Loan	618,375	618,375
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	1,935,706	1,935,706
Ambient Enterprises Holdco LLC Revolving Loan	951,979	951,979
AmerCareRoyal, LLC Delayed Draw Term Loan A	1,867,470	1,867,470
AmerCareRoyal, LLC U.S. Revolving Credit	195,783	195,783
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	3,289,365	—
AmeriLife Holdings LLC Revolving Loan	1,629,866	—
Any Hour LLC Delayed Term Loan	1,876,364	1,876,363
Any Hour LLC Revolving Credit	477,922	540,260
Apex Dental Partners, LLC Delayed Draw Term Loan	2,583,226	2,583,226
Apex Dental Partners, LLC Revolving Credit	812,903	903,226
Apex Service Partners, LLC Incremental Delayed Term Loan	1,322,919	2,598,709
Apex Service Partners, LLC Revolving Credit Loan	25,121	52,425
Apex Service Partners, LLC Revolving Credit Loan	46,344	96,719
Aptean Acquiror Inc. Delayed Draw Term Loan	134,818	238,414
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	4,478,174	—
Aptean Acquiror Inc. Revolving Credit	722,358	436,880
Aptean Acquiror Inc. Specified Delayed Draw Term Loan	5,036,348	—
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	883,108	—
Arctic Holdco, LLC Initial Refinancing Revolving Loan	429,174	—
Arctic Holdco, LLC Initial Revolving Loan	—	58,360
Arcticom Group Delayed Draw Term Loan D	1,971	13,796
Arden Insurance Services LLC Revolving Credit	1,307,198	—
Arden Purchaser, LLC Revolver	—	1,307,198
Argano, LLC Delayed Draw Term Loan	2,173,913	2,173,913
Argano, LLC Revolving Credit Loan	362,319	362,319
Artivion, Inc. Delayed Draw Term Loan	557,604	557,604
ASP Global Holdings, LLC Delayed Draw Term Loan	615,882	615,882
ASP Global Holdings, LLC Revolving Loan	236,878	430,686

Investments	March 31, 2025	December 31, 2024
Associations, Inc. Revolving Loan	$112,845	$217,009
Associations, Inc. Special Purpose Delayed Draw Term Loan	406,721	451,262
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	1,200,722	1,262,187
Aviation Technical Services, Inc. Revolving Loan	300,000	500,000
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	1,142,132	1,142,132
Axis Portable Air, LLC Revolving Credit Loan	1,163,990	1,163,990
Axis Portable Air, LLC Seventh Amendment Delayed Draw Term Loan	731,031	—
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	96,999	2,085,481
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	—	44,461
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed TL	83,849	83,849
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	83,849	83,849
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	451,823	613,362
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,027,326	1,027,326
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,257,951	1,257,951
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	5,155,652	5,246,957
Berlin Rosen Acquisition, LLC Revolving Loan	235,372	300,243
Berlin Rosen Acquisition, LLC Revolving Loan	135,109	300,243
Best Roofing Services LLC Revolving Loan	895,522	895,522
Big Top Holdings, LLC Revolving Credit Loan	75,000	75,000
BNI Global, LLC Revolving Credit Loan	267,147	267,147
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	5,209,537	7,224,888
C3 AcquisitionCo, LLC Delayed Draw Term Loan	1,803,360	2,420,618
C3 AcquisitionCo, LLC Revolving Loan	786,701	907,732
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	2,426,027	—
Capitol Imaging Acquisition Corp. Revolving Loan	827,055	—
CARDS Acquisition, Inc. Delayed Draw Term Loan	3,532,609	4,076,087
CARDS Acquisition, Inc. Revolving Loan	321,974	487,772
Carnegie Dartlet, LLC Delayed Draw Term Loan	138,000	180,000
Carnegie Dartlet, LLC Revolving Loan	54,900	56,400
Castlelake Consumer Receivables Opportunity III, L.P. Fund	1,252,076	2,088,417
Castlelake Consumer Receivables Opportunity IV, L.P.	3,514,810	3,514,810
Centex Acquisition, LLC Revolving Loan	608,890	811,853
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	1,927,465	3,725,542
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	2,267,606	—
Cerity Partners Equity Holding LLC Initial Revolving Loan	448,284	1,062,599
Chef Merito, LLC Delayed Draw Term Loan C	—	340,515
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	319,099	319,099
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	403,588	403,588
Computer Services, Inc. Delayed Draw Term Loan	753,173	753,173
Congress Buyer, Inc. Delayed Draw Term Loan D	6,478,873	—
Costanzo’s Bakery, LLC Delayed Term Loan	201,074	302,442
Creek Parent, Inc. Revolving Credit	2,024,000	2,024,000
Crete PA Holdco, LLC Delayed Draw Term Loan	6,511,628	6,511,628
Crete PA Holdco, LLC Revolving Loan	976,744	976,744
CSG Buyer, Inc. Delayed Draw Term Loan	1,105,263	1,105,263
CSG Buyer, Inc. Revolving Loan	368,421	368,421
CVAUSA Management, LLC Revolving Loan	350,226	—
Cyber Advisors, LLC Delayed Draw Term Loan Amendment No. 5	869,370	—
CVAUSA Management, LLC Primary Delayed Draw Term Loan	—	712,428
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	—	298,226
Demakes Borrower, LLC Delayed Draw Term Loan	97,905	97,905
Dentive, LLC Revolving Loan	141,413	353,532
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	1,044,800	2,044,800
Discovery SL Management, LLC Delayed Draw Term Loan B	1,093,500	1,215,000
Discovery SL Management, LLC Revolving Credit Loan	243,000	243,000
DOXA Insurance Holdings LLC Delayed Draw Term Loan	16,049	16,049
Dwyer Instruments, LLC Fourth Amendment Delayed Draw Term Loan	1,414,141	1,414,141
Dwyer Instruments, LLC Revolving Loan	1,599,218	1,696,970
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	62,948	118,027
Einstein Parent, Inc. Revolving Loan	1,002,201	—
Enverus Holdings, Inc. Revolving Loan	405,405	393,329
Enverus Holdings, Inc.Delayed Draw Term Loan	101,236	266,409
Eskola LLC Delayed Draw Term B Loan	4,080,760	4,080,760
ETE Intermediate II LLC Revolving Loan	180,714	31,429
Ethos Risk Services, LLC Delayed Draw Term C Loan	2,666,667	2,666,667
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	80,000	80,000
EVDR Purchaser, Inc. Delayed Draw Term Loan	1,372,549	1,372,549

Investments	March 31, 2025	December 31, 2024
EVDR Purchaser, Inc. Revolving Credit Loan	$741,176	$686,275
Everbridge Holdings, LLC Delayed Draw Term Loan	844,444	844,444
Everbridge Holdings, LLC Revolving Loan	555,556	555,556
Excel Fitness Holdings, Inc. Delayed Term Loan	1,887,534	1,887,534
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	380,895	380,895
Fidelity Evergreen Private Credit Fund LP	6,556,890	8,448,961
First Legal Buyer, Inc. Delayed Draw Term Loan	1,361,140	1,861,388
First Legal Buyer, Inc. Revolving Loan	930,694	930,694
FMG Suite Holdings, LLC Revolving Credit	437,254	437,254
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	1,752,436	1,752,436
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,947,368	3,947,368
G-A-I Consultants, Inc. Revolving Loan	177,632	513,158
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	3,356,000	4,399,000
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	1,904,762	1,904,762
Gen4 Dental Partners OPCO, LLC Revolving Loan	380,952	380,952
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	269,823	269,823
GS Acquisitionco, Inc. Revolving Loan	1,196,809	1,196,809
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	1,228,723	1,228,723
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78,263	78,263
Halo Buyer, Inc. Revolving Loan	1,691,802	—
HEC Purchaser Corp. Revolving Loan	781,250	781,250
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	710,680	710,680
Helios Service Partners, LLC Delayed Draw Term Loan 2022	6,000,000	6,000,000
Helios Service Partners, LLC Third Amendement Incremental Delayed Draw Term Loan	10,000,000	10,000,000
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	4,820,898	4,820,898
Heritage Foodservice Investment, LLC Revolving Credit Loan	602,612	602,612
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	4,919,851	5,999,819
Hills Distribution, Inc. Delayed Draw Term Loan	129,630	129,630
Hills Distribution, Inc. Delayed Draw Term Loan	15,974	15,974
Houseworks Holdings, LLC Delayed Draw Term Loan	—	2,035,714
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	2,554,134	2,554,134
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	4,418,182	4,418,182
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	75,424	124,376
Inventus Power, Inc. Revolving Loan	355,932	355,932
Iodine Software, LLC Revolving Loan	290,765	290,765
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	278,400	278,400
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	—	69,337
JHCC Holdings LLC_Delayed Draw Term Loan	328,551	533,362
KabaFusion Parent LLC Revolving Credit Loan	1,425,015	1,425,015
Kelso Industries LLC Delayed Draw Term Loan	2,091,499	2,921,089
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	383,117	383,117
Keystone Agency Partners LLC Delayed Draw Term Loan E	329,218	—
Kite Midco II LTD Term Loan B2	1,322,514	1,322,514
Kite Midco II LTD Term Loan B2	1,322,514	1,322,514
KL Charlie Acquisition Company Delayed Draw Term Loan	197,598	—
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	169,650	385,568
Lakewood Acquisition Corporation Revolving Loan	2,452,716	—
LeadVenture, Inc. Revolver	591,133	591,133
LeadVenture, Inc. Supplemental No. 4 Delayed Draw Term Loan	2,012,069	4,468,966
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562,030	562,030
Lido Advisors, LLC Seventh Amendment Delayed Draw Term Loan	734,897	1,278,720
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	3,578,626	3,634,834
Lighthouse Technologies Holding Corp. Revolving Loan	815,899	815,899
Loving Tan Intermediate II Inc. Revolving Loan	165,926	207,407
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	259,635	259,635
ManTech International Corporation Delayed Draw Term Loan	614,940	614,940
MB2 Dental Solutions, LLC Revolving Commitment	298,635	298,635
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	1,009,386	1,188,567
Medical Device Inc. Revolving Loan	551,739	551,739
Medina Health, LLC Revolving Loan	393,258	393,258
Medrina, LLC Initial Delayed Draw Term Loan Facility	127,660	744,681
Medrina, LLC Revolving Facility	531,915	531,915
Minds Buyer, LLC Revolving Credit	625,000	625,000
MKD Electric, LLC Revolving Loan	553,669	935,701
Modigent, LLC Delayed Term Loan	173,414	275,244
Mountain Parent, Inc. Delayed Draw Term Loan	1,165,803	1,165,803
Mountain Parent, Inc. Revolving Credit Facility	621,762	621,762

Investments	March 31, 2025	December 31, 2024
NMI Acquisitionco, Inc. Revolving Loan	$332,302	$332,302
NORA Acquisition, LLC Revolving Credit	330,556	388,889
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	127,160	135,909
Oil Changer Holding Corporation Amendment No.4 Delayed Draw Term Loan	1,496,558	—
Optimizely North America Inc. (USD) Revolving Credit	1,232,000	1,232,000
OSR Opco LLC Delayed Draw Term Loan	1,066,667	1,066,667
OSR Opco LLC Revolving Loan	640,000	853,333
Owl Cyber Defense Solutions, LLC Revolving Loan	945,410	945,410
Pacific Purchaser, LLC Delayed Draw Term Loan	246,479	352,113
Pacific Purchaser, LLC Revolving Loan	176,056	176,056
Packaging Coordinators Midco, Inc. Initial Dollar Delayed Draw Term Loan	4,404,800	—
Packaging Coordinators Midco, Inc. Revolving Loan	1,053,322	—
PAG Holding Corp. Revolving Loan	981,065	981,065
PAI Middle Tier, LLC Revolving Credit Loan	1,700,704	—
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	3,133,337	3,133,337
PCS Midco, Inc. Delayed Draw Term Loan	9,488	9,488
PCS Midco, Inc. Revolving Credit Loan	15,469	15,469
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment		5,031,287
PDI TA Holdings, Inc. Delayed Draw Term Loan	535,547	535,547
PDI TA Holdings, Inc. Revolving Credit	485,333	560,000
Pediatric Home Respiratory Services, LLC Delayed Term Loan	2,415,000	2,415,000
Pediatric Home Respiratory Services, LLC Revolving Credit	1,127,000	1,127,000
Penncomp, LLC Delayed Draw Term Loan A	—	573,016
Penncomp, LLC Delayed Draw Term Loan B	7,785,736	—
Penncomp, LLC Revolving Loan	519,049	—
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	429,184	785,465
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	599,500	1,084,875
Petra Borrower, LLC Delayed Draw Term Loan	650,000	650,000
Petra Borrower, LLC Revolving Loan	75,000	500,000
PharmaLogic Holdings Corp. Delayed Draw Term Loan	2,590,674	2,590,674
Phoenix YW Buyer, Inc. Revolving Credit Loan	1,136,364	1,136,364
PMA Parent Holdings, LLC Revolving Credit Loan	313,500	313,500
Point Quest Acquisition, LLC Revolving Credit Loan	566,828	1,022,034
Point Quest Acquisition, LLC Term Loan	2,542,373	2,542,373
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	1,349,940	2,300,940
PracticeTek Purchaser, LLC Delayed Draw Term Loan	587,190	587,190
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	—	940,000
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	—	940,000
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	139,172	317,598
PRGX Global, Inc. Delayed Draw Term Loan	1,612,063	—
Principal Lighting Group, LLC Revolving Loan	1,643,192	—
Puma Buyer, LLC Revolving Credit Loan	2,236,111	—
RBFD Buyer, LLC Initial Delayed Draw Term Loan	3,002,706	3,788,904
RBFD Buyer, LLC Revolving Credit	947,226	947,226
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	2,060,945	—
Rcp Nats Purchaser, LLC Revolving Loan	1,442,662	—
Recipe Acquisition Corp. Delayed Draw Loan	2,184,949	2,184,949
Recipe Acquisition Corp. Revolving Credit	493,511	668,307
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	9,012,680	—
RoC Holdco LLC Revolving Credit Loan	732,000	732,000
Rotolo Consultants, Inc. Delayed Draw Term Loan (2025)	613,486	—
RPM Purchaser, Inc. Delayed Draw Term Loan B	517,857	517,857
RRA Corporate, LLC Delayed Draw Term Loan 2	64,789	—
RRA Corporate, LLC Revolver	46,000	—
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	352,000	352,000
Rural Sourcing Holdings, Inc. Revolving Loan	202,400	237,600
Sagebrush Buyer, LLC Revolving Credit	775,862	775,862
SageSure Holdings, LLC Amendment No. 1 Delayed Draw Term Loan	5,188,525	1,041,211
Saldon Holdings, Inc. Initial DDTL Loan	126,942	126,942
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	3,371,490	3,497,396
Salute Mission Critical, LLC Revolving Loan	419,688	699,479
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	2,159,624	—
Saturn Borrower Inc Tenth Amendment Revolving Loan	971,831	—
SDG Mgmt Company, LLC Delayed Draw Term Loan B	498,332	—
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	606,720	—
Sigma Defense Systems LLC Revolving Loan	61,377	75,000
Signature Brands, LLC Term Loan	518,015	—

Investments	March 31, 2025	December 31, 2024
Signature Investor LLC Term Loan B	$345,343	$—
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	494,044	—
Solairus Holdings, LLC Revolver	123,511	—
Sonny’s Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	414,000	414,000
Spark Buyer, LLC Delayed Draw Term Loan	2,500,000	2,500,000
Spark Buyer, LLC Revolving Credit Loan	1,250,000	1,250,000
Spark Purchaser, Inc. Revolving Credit	808,654	808,654
SuperHero Fire Protection, LLC Revolving Loan	87,477	62,560
Superjet Buyer, LLC Delayed Draw Term Loan	4,349,906	4,349,906
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	315,341	430,010
Surgical Center Solutions, LLC Delayed Draw Term Loan	3,337,479	—
Surgical Center Solutions, LLC Revolving Loan	1,568,615	—
Tank Holding Corp. Delayed Draw Term Loan	—	757,890
Tau Buyer, LLC Delayed Draw Term Loan	1,463,463	—
Tau Buyer, LLC Revolving Credit	571,665	—
TCP Hawker Intermediate LLC Delayed Draw Term Loan	79,755	79,755
TCP Hawker Intermediate LLC Ninth Amendment DDTL 11/24	75,824	75,824
Thames Technology Holdings, Inc. Revolving Loan	788,644	788,643
Thrive Buyer, Inc. Initial Revolving Loan	—	97,122
TMSC OpCo, LLC Revolving Loan	1,050,348	1,050,348
Track Branson Opco, LLC, The Revolving Loan	118,919	118,919
Transgo, LLC Revolving Loan	605,000	605,000
Trench Plate Rental Co. Revolving Loan	52,414	118,621
Tricor, LLC Revolving Loan	288,462	144,231
Truck-Lite Co., LLC Delayed Draw Term Loan	224,000	622,222
Truck-Lite Co., LLC Initial Revolving Credit Loan	580,741	622,222
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	2,024,069	2,500,000
TVG Shelby Buyer, Inc. Revolving Credit Loan	250,000	250,000
Upstack Holdco Inc. Delayed Draw Term Loan	2,500,000	3,125,000
Upstack Holdco Inc. Revolving Credit Loan	968,750	1,062,500
USIC Holdings, Inc. Revolving Loan	613,091	1,034,590
USIC Holdings, Inc. Specified Delayed Draw Term Loan	483,723	580,317
Vacation Rental Brands, LLC Delayed Term Loan	—	261,183
Vacation Rental Brands, LLC Revolving Credit	353,365	430,184
Valkyrie Buyer, LLC Delayed Draw Term Loan A	561,404	561,404
Valkyrie Buyer, LLC Delayed Draw Term Loan B	748,538	748,538
Valkyrie Buyer, LLC Delayed Draw Term Loan C	262,550	694,269
Valkyrie Buyer, LLC Delayed Draw Term Loan D	4,000,000	4,000,000
Valkyrie Buyer, LLC Delayed Draw Term Loan E	2,000,000	2,000,000
Valkyrie Buyer, LLC Revolving Credit Loan	467,836	467,836
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	1,025,798	1,074,631
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	1,025,798	1,074,631
Vertex Companies, Inc., The Delayed Draw Term Loan-B	4,745,763	4,745,763
Vertex Companies, Inc., The Fourth Amendment Revolving Loan	2,372,881	2,372,881
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	3,548,637	4,321,132
Vertex Service Partners, LLC Revolving Facility	264,332	46,512
Vital Purchaser, LLC Revolving Loan	492,000	492,000
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	2,170,000	3,420,000
Vortex Intermediate, LLC Revolver Amendment No. 4 Incremental	676,029	662,314
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	505,123	2,652,742
Vybond Buyer, LLC Delayed Draw Term Loan	2,374,024	—
Vybond Buyer, LLC Revolving Credit Loan	1,780,517	—
WC PLG Buyer, Inc Revolver	—	1,643,192
Wealth Enhancement Group, LLC Revolver Incremental 12/24	226,185	226,186
Wealth Enhancement Group, LLC_Delayed Draw Term Loan 12/24	6,773,687	6,773,687
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	7,398,000	7,258,534
Western Smokehouse Partners, LLC Revolver	167,358	—
Worldwide Insurance Network, LLC DDTL	1,138,972	1,259,430

Total unfunded commitments	$391,093,779	$333,895,728

Recent Developments

The Company’s management has evaluated events subsequent to March 31, 2025 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.

On April 1, 2025, the Company sold 2,578,382 Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $67.1 million.

On May 1, 2025, the Company offered to purchase up to 2,056,473 shares of its Shares at a purchase price equal to the NAV per Share as of June 30, 2025 (the “May 2025 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the May 2025 Repurchase Offer. The May 2025 Repurchase Offer is set to expire on May 29, 2025.

On May 7, 2025, the Board declared a distribution on the Shares equal to an aggregate amount up to the (i) Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended June 30, 2025 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q2 2025 Distribution”). The Q2 2025 Distribution is payable on July 31, 2025 to shareholders of record as of the close of business on June 27, 2025. The final amount of the Q2 2025 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q2 2025 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

The Company received approximately $21.8 million of subscriptions effective May 1, 2025 in connection with its monthly closing for the Private Offering.

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

As of March 31, 2025, on a fair value basis, approximately 0% of our debt investments bear interest at a fixed rate and approximately 100% of our debt investments bear interest at a floating rate. As of March 31, 2025, 97% of our floating rate debt investments are subject to interest rate floors. Our credit facilities along with our debt issued in our collateralized loan obligations are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates.

Assuming that the consolidated statement of assets and liabilities as of March 31, 2025 were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (Decrease) in	Decrease (Increase) in	Net Increase (Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Investment Income
Down 200 basis points	$(902,155)	$231,755	$(678,581)
Down 150 basis points	(676,617)	173,816	(508,935)
Down 100 basis points	(451,078)	115,878	(339,290)
Down 50 basis points	(225,539)	57,939	(169,645)
Up 50 basis points	225,539	(57,939)	169,645
Up 100 basis points	451,078	(115,878)	339,290
Up 150 basis points	676,617	(173,816)	508,935
Up 200 basis points	902,155	(231,755)	678,581

This analysis is indicative of the potential impact on our net investment income as of March 31, 2025, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings.

Our credit facilities and collateralized loan obligations, and potentially other borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after March 31, 2025, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2025, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

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

Changes in Internal Control Over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended March 31, 2025 to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2024, which you should carefully consider before transacting in our securities. If any of such risks actually occur, the Company’s business, financial condition and/or operating results could be materially adversely affected. If that happens, the value of the Company’s securities could decline, and you may lose all or part of your investment.
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
Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any equity securities during the three months ended March 31, 2025 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
On February 3, 2025, the Company offered to purchase up to 1,762,346 Shares at a purchase price equal to the NAV per Share as of March 31, 2025 (the “February 2025 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the February 2025 Repurchase Offer. The February 2025 Repurchase Offer expired on March 3, 2025 and 288,512 Shares were validly tendered by the shareholders, and not properly withdrawn in connection with the February 2025 Repurchase Offer. On April 28, 2025, the Company determined that, as of March 31, 2025, the NAV per Share was $26.01 per Share. Based on such NAV per Share, the aggregate purchase price for the Shares accepted for repurchase by the Company in the February 2025 Repurchase Offer equaled approximately $7,503,930.
The following table sets forth information regarding repurchases of Shares effectuated under Company tender offers during the three months ended March 31, 2025:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Total Number of Shares Repurchased (1)	Aggregate Dollar Amount of Shares Repurchased (in thousands) (2)	Maximum number of Shares that may yet be Purchased under the Repurchase Plan
February 3, 2025	March 3, 2025	$26.01	288,512	$7,504	—

(1)	All repurchase requests were satisfied in full.
(2)	Amounts shown net of any early repurchase deduction.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

(a) Documents Filed as Part of this Report

3.1	Certificate of Formation of the Company.(1)

3.2	Limited Liability Company Agreement of the Company.(1)

10.1	Indenture, dated as of January 15, 2025, by and between StepStone CLO 2024-I LLC, as issuer, and UMB Bank, National Association, as trustee,^(2)

10.2	Collateral Management Agreement, dated as of January 15, 2025, by and between StepStone CLO 2024-I LLC, as issuer, and StepStone Private Credit Fund LLC, as collateral manager.(2)

10.3	Master Loan Sale Agreement, dated as of January 15, 2025 by and between StepStone Private Credit Fund LLC, as seller, and StepStone CLO 2024-I, as issuer.^(2)

10.4	Master Participation Agreement for Par/Near Par Trades, dated as of January 15, 2025, by and among StepStone CLO 2024-I LLC, as buyer, and StepStone Private Credit Fund LLC, SPV Facility I LLC and StepStone SPV Facility III LLC, as sellers.^(2)

10.5	Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2025, by and among the Company, as collateral manager and as equityholder, StepStone SPV Facility III LLC, as borrower, Wells Fargo Bank, National Association, as administrative agent and lender, and Raymond James Bank, as a lender.^(3)

10.6	Amended and Restated Administration Agreement, dated as of March 25, 2025.(4)

10.7	Letter Agreement, dated March 25, 2025, Relating to Extension of Limitation Period Under Amended and Restated Expense Limitation and Reimbursement Agreement.(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document).*

*	Filed herewith.
**	Furnished herewith
^

Schedules and/or exhibits to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10 (File No. 000-56505), filed on December 30, 2022 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on January 17, 2025 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on February 28, 2025 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 814-01624) filed on March 28, 2025 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 14, 2025	By:	/s/ Darren Friedman
Darren Friedman Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Joseph Cambareri
Joseph Cambareri Chief Financial Officer (Principal Financial and Accounting Officer)