Form 10-Q
period 2025-06-30
Stepstone Private Credit Fund LLC
filed 2025-08-14
CIK 1950803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025
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
of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of July 31, 2025, the registrant had 50,420,767 shares of its limited liability company interests outstanding.

STEPSTONE PRIVATE CREDIT FUND LLC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION
StepStone Private Credit Fund LLC
Consolidated Statements of Assets and Liabilities

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments in securities of unaffiliated issuers at fair value (cost $2,135,933,588 and $1,567,755,924, respectively)	$2,137,983,984	$1,570,542,072
Cash and cash equivalents	7,885,951	1,875,772
Restricted cash and restricted cash equivalents	48,605,929	29,368,356
Interest receivable	12,824,564	11,271,653
Prepaid and other assets	538,254	—
Receivables for investments sold	105,636	—
Due from affiliate	442	14
Receivable from Advisor	—	731,511

Total assets	$2,207,944,760	$1,613,789,378

Liabilities
Lines of credit (net of unamortized debt issuance costs of $10,746,182 and $7,466,444, respectively)	$739,424,353	$654,704,091
Debt securitization (net of unamortized debt issuance costs of $1,637,124 and $0, respectively)	172,362,876	—
Distributions payable	30,915,411	22,954,070
Repurchase offer payable	—	1,742,364
Interest payable	3,106,985	4,513,417
Management fee payable	3,002,047	2,166,986
Incentive fee payable	2,429,354	1,982,658
Directors’ fees payable	62,500	37,500
Payables for investments purchased	—	7,554,592
Accrued expenses	1,731,280	1,748,406

Total liabilities	$953,034,806	$697,404,084

Commitments and contingencies (Note 8); Recoupments (Note 3)
Net assets
Shares, no par value, unlimited shares authorized, 48,305,330 and 35,246,926, respectively, shares issued and outstanding	$1,257,885,936	$915,356,301
Distributable earnings (accumulated loss)	(2,975,982)	1,028,993

Total net assets	$1,254,909,954	$916,385,294

Total liabilities and net assets	$2,207,944,760	$1,613,789,378

Net asset value per share	$25.98	$26.00

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment Income
Interest income on investments in securities of unaffiliated issuers	$53,933,169	$25,998,128	$99,040,936	$47,390,907
Payment in-kind interest on investments in securities of unaffiliated issuers	483,493	142,227	978,664	262,342

Total investment income	$54,416,662	$26,140,355	$100,019,600	$47,653,249

Expenses
Interest expense	$18,060,775	$8,200,297	$29,648,534	$15,731,759
Management fee	3,002,047	1,277,204	5,530,279	2,260,393
Income incentive fee	2,329,691	1,122,558	4,477,463	1,960,084
Capital gains-based incentive fee	(54,211)	(22,305)	(44,952)	12,893
Administration fee	602,176	385,420	1,350,742	681,874
Professional fees	636,065	391,568	1,205,616	729,148
Custody fees	106,730	22,566	175,392	51,220
Legal fees	32,481	140,746	134,383	808,484
Directors’ fees	62,500	50,000	100,000	100,000
Other expenses	675,201	532,780	1,267,543	955,815

Total expenses	$25,453,455	$12,100,834	$43,845,000	$23,291,670
Less expense (recoupment) support payments (to) by the Advisor (Note 3)	$(46,858)	$(164,211)	$(778,369)	$(139,854)

Net expenses	$25,500,313	$12,265,045	$44,623,369	$23,431,524
Net investment income	$28,916,349	$13,875,310	$55,396,231	$24,221,725

The accompanying notes are an integral part of these consolidated financial statements.

Private Credit Fund LLC
Consolidated Statements of Operations – (Continued)
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Realized and unrealized gain (loss) allocated from investments in securities of unaffiliated issuers
Net realized gain (loss) from investments in securities of unaffiliated issuers	$—	$455,631	$—	$775,985
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	(843,880)	(758,760)	(735,752)	(252,787)

Net gain (loss) from investments in securities of unaffiliated issuers	$(843,880)	$(303,129)	$(735,752)	$523,198

Net Increase (Decrease) in Net Assets Resulting from Operations	$28,072,469	$13,572,181	$54,660,479	$24,744,923

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Limited Liability Company Interests
	Numberof Shares	Shares Transactions	Total Distributable Earnings (Accumulated Loss)	Total Net Assets
Three Months Ended June 30, 2025
Balance, March 31, 2025	41,129,462	$1,069,930,686	$(133,040)	$1,069,797,646
Net investment income	—	—	28,916,349	28,916,349
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	—	—
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	(843,880)	(843,880)
Distributions	—	—	(30,915,411)	(30,915,411)
Issuance of Shares	7,175,868	187,955,250	—	187,955,250
Repurchase of Shares	—	—	—	—

Balance, June 30, 2025	48,305,330	$1,257,885,936	$(2,975,982)	$1,254,909,954

Three Months Ended June 30, 2024
Balance, March 31, 2024	16,580,747	$428,140,291	$66,452	$428,206,743
Net investment income	—	—	13,875,310	13,875,310
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	455,631	455,631
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	(758,760)	(758,760)
Distributions	—	—	(14,030,156)	(14,030,156)
Issuance of Shares	5,004,098	130,461,626	—	130,461,626
Repurchase of Shares	(64,340)	(1,663,889)	—	(1,663,889)

Balance, June 30, 2024	21,520,505	$556,938,028	$(391,523)	$556,546,505

Six Months Ended June 30, 2025
Balance, December 31, 2024	35,246,926	$915,356,301	$1,028,993	$916,385,294
Net investment income	—	—	55,396,231	55,396,231
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	—	—
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	(735,752)	(735,752)
Distributions	—	—	(58,665,454)	(58,665,454)
Issuance of Shares	13,346,916	350,033,565	—	350,033,565
Repurchase of Shares	(288,512)	(7,503,930)	—	(7,503,930)

Balance, June 30, 2025	48,305,330	$1,257,885,936	$(2,975,982)	$1,254,909,954

Six Months Ended June 30, 2024
Balance, December 31, 2023	12,950,280	$333,712,935	$(328,805)	$333,384,130
Net investment income	—	—	24,221,725	24,221,725
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	775,985	775,985
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	(252,787)	(252,787)
Distributions	—	—	(24,807,641)	(24,807,641)
Issuance of Shares	8,634,565	224,888,982	—	224,888,982
Repurchase of Shares	(64,340)	(1,663,889)	—	(1,663,889)

Balance, June 30, 2024	21,520,505	$556,938,028	$(391,523)	$556,546,505

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Operating activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$54,660,479	$24,744,923
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by/(used in) operating activities:
Purchases of investments	(765,632,429)	(456,954,726)
Proceeds from sales, exits and repayments of investments	202,117,574	90,731,919
Payment-in-kind interest capitalized	(1,177,852)	(505,392)
Accretion of original issue discount and amortized premiums on investments	(3,484,957)	(917,213)
Amortization of debt issuance costs	1,364,272	632,411
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	(775,985)
Net change in unrealized (appreciation) depreciation from investments in securities of unaffiliated issuers	735,752	252,787
Changes in Assets and Liabilities:
(Increase)/decrease in interest receivable	(1,552,911)	(2,739,566)
(Increase)/decrease in prepaid and other assets	(538,254)	—
(Increase)/decrease in receivables for investments sold	(105,636)	(583,137)
(Increase)/decrease in due from affiliate	(428)	(679,173)
(Increase)/decrease in receivable from Advisor	731,511	139,854
Increase/(decrease) in interest payable	(1,406,432)	784,048
Increase/(decrease) in management fee payable	835,061	501,189
Increase/(decrease) in incentive fee payable	446,696	545,048
Increase/(decrease) in directors’ fees payable	25,000	12,500
Increase/(decrease) in payables for investments purchased	(7,554,592)	(2,757,335)
Increase/(decrease) in accrued expenses	(17,126)	343,215

Net cash provided by/(used in) operating activities	$(520,554,272)	$(347,224,633)

Financing activities
Proceeds from issuance of shares	$325,686,581	$210,887,898
Repurchase of shares, net of change in repurchase offer payable	(9,246,294)	—
Distributions, net of distribution reinvestment plan and change in distributions payable	(26,357,129)	(5,194,083)
Borrowings under lines of credit	477,500,000	411,500,000
Repayments to lines of credit	(389,500,000)	(270,000,000)
Borrowings of debt securitization	174,000,000	—
Debt issuance costs paid	(6,281,134)	(225,000)

Net cash provided by/(used in) financing activities	$545,802,024	$346,968,815

Net increase/(decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	$25,247,752	$(255,818)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of the period	31,244,128	18,923,796

Cash and cash equivalents and restricted cash and restricted cash equivalents at end of the period	$56,491,880	$18,667,978

Supplemental information and non-cash activities
Interest paid on lines of credit	$29,690,694	$14,315,300
Issuance of shares in connection with distribution reinvestment plan	24,346,984	14,001,084
Repurchase of shares through repurchase offer payable	—	1,663,889
Investments purchased through participation agreements	—	7,800,000
Borrowings incurred through participation agreements	—	7,800,000
Reconciliation to the Consolidated Statement of Assets and Liabilities
Cash and cash equivalents	$7,885,951	$6,631,771
Restricted cash and restricted cash equivalents	48,605,929	12,036,207

Total cash and cash equivalents and restricted cash and restricted cash equivalents	$56,491,880	$18,667,978

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured Advertising
Carnegie Dartlet, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% /1.00%	9.80%		2/7/2030	$41,895 $	40,807	$37,226	0.00%
Carnegie Dartlet, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% /1.00%	9.83%		2/7/2030	503,328	497,160	503,328	0.04%
Carnegie Dartlet, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% /1.00%	0.50%		2/7/2030	—	(713)	—	0.00%
Finn Partners, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% /1.00%	10.95%		7/1/2026	1,662,691	1,656,764	1,659,703	0.13%
Finn Partners, Inc. Second Amendment Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.65% /1.00%	10.95%		7/1/2026	3,224,276	3,206,588	3,202,301	0.26%
Gator Plastic Intermediate Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% /1.50%	11.31%		10/14/2027	4,151,455	4,074,172	4,068,426	0.32%
Gator Plastic Intermediate Holdings, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 7.00% /1.50%	11.31%		10/14/2027	446,798	433,209	436,920	0.04%
Kite Midco II LTD Term Loan B1	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% /0.00%	9.27%		11/19/2031	5,290,056	5,215,733	5,203,660	0.41%
Kite Midco II LTD Term Loan B1	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% /0.00%	9.27%		11/19/2031	5,290,056	5,215,733	5,203,660	0.41%
Kite Midco II LTD Term Loan B2	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.00% /0.00%	0.00%		11/19/2031	—	(9,098)	(1,750)	0.00%
Kite Midco II LTD Term Loan B2	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.00% /0.00%	0.00%		11/19/2031	—	(9,098)	(1,750)	0.00%
Minds Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% /1.00%	0.50%		10/29/2029	—	(4,061)	(423)	0.00%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.55%		5/3/2029	7,935,125	7,902,405	7,859,650	0.63%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% /1.00%	9.55%		5/3/2029	3,383,000	3,361,595	3,350,823	0.27%

							$31,581,196	$31,521,774	2.51%
Aerospace & Defense
Aviation Technical Services, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% /1.00%	10.07%		7/12/2029	$150,000	$146,950	$146,105	0.01%
Aviation Technical Services, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% /1.00%	10.01%		7/12/2029	587,043	583,383	582,096	0.05%
Aviation Technical Services, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.01%		7/12/2029	3,382,957	3,359,843	3,354,449	0.27%
Heads Up Technologies, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.87%		8/10/2028	4,886,935	4,848,630	4,886,935	0.39%
PAG Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 3.75% / 1.00%	11.25%		12/21/2029	458,648	448,023	452,646	0.04%
PAG Holding Corp. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	9.05%		12/21/2029	11,189,116	11,092,387	11,134,355	0.89%
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		2/15/2029	—	(18,575)	(5)	0.00%
PPW Aero Buyer, Inc. 2025 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.30%		2/15/2029	496,100	493,055	492,976	0.04%
PPW Aero Buyer, Inc. Delayed Draw Term Loan-1	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.80%		2/15/2029	2,381,167	2,361,450	2,381,167	0.19%
PPW Aero Buyer, Inc. Term Loan (Whitcraft LLC )	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	10.83%		2/15/2029	4,912,060	4,912,060	4,910,030	0.39%
Sigma Defense Systems LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 7.15% / 1.00%	11.45%		12/18/2027	1,739,763	1,712,103	1,710,862	0.14%
Sigma Defense Systems LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 7.15% / 1.00%	11.47%		12/18/2027	17,288	16,466	16,891	0.00%
Systems Planning and Analysis, Inc Delayed Draw Term Loan 1L (Add-On) 2/24	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.00%	9.07%		8/16/2027	58,575	58,575	58,575	0.00%
Systems Planning and Analysis, Inc Delayed Draw Term Loan 1L 6/22	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.03%		8/16/2027	3,170,147	3,170,147	3,170,147	0.25%
Systems Planning and Analysis, Inc Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.00%	9.07%		6/16/2032	626,331	617,484	622,571	0.05%
Systems Planning and Analysis, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.92%		8/16/2027	2,317,132	2,316,934	2,317,132	0.18%
Systems Planning and Analysis, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	9.01%		8/16/2027	940,295	938,557	940,295	0.07%

							$37,057,472	$37,177,227	2.96%
Air Freight & Logistics
AMEX Holding III Corp Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	0.00	% / 9.99%	3/31/2028	$226,944	$225,792	$202,336	0.02%
AMEX Holding III Corp Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.65% / 1.00%	0.00	% / 9.99%	3/31/2028	5,103,722	5,078,522	4,550,309	0.36%
Gulf Winds International Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.00% / 1.00%	11.33%		12/16/2028	4,903,591	4,898,596	4,810,423	0.38%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Air Freight & Logistics (continued)
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% /1.00%	1.00%		7/22/2030	—	(1,102)	(210)	0.00%
Solairus Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 4.85% /1.00%	9.13%		7/22/2030	1,189,477	1,168,814	1,185,946	0.09%
Solairus Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 4.85% /1.00%	9.13%		7/22/2030	3,225,655	3,225,655	3,216,080	0.26%
Solairus Holdings, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% /1.00%	0.50%		1/24/2029	—	278	256	0.00%

							$14,596,555	$13,965,140	1.11%
Alternative Carriers
Meriplex Communications, Ltd. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.10% /0.75%	9.43%		7/17/2028	$1,739,967	$1,739,967	$1,739,967	0.14%
Meriplex Communications, Ltd. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% /0.75%	9.43%		7/17/2028	3,188,417	3,188,417	3,188,417	0.25%

							$4,928,384	$4,928,384	0.39%
Apparel Retail
Brightmore Brands LLC Original Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.38% /1.50%	9.67%		9/10/2029	$6,590,084	$6,503,000	$6,484,766	0.52%
Brightmore Brands LLC Original Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.38% /1.50%	9.67%		9/10/2029	3,400,000	3,353,577	3,345,664	0.26%

							$9,856,577	$9,830,430	0.78%
Apparel, Accessories & Luxury Goods
Halo Buyer, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% /1.00%	10.33%		8/7/2029	$11,842,611	$11,627,221	$11,579,600	0.92%
Halo Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% /1.00%	12.50%		8/7/2029	326,488	293,882	322,443	0.03%

							$11,921,103	$11,902,043	0.95%
Application Software
Anaplan, Inc. Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.50% /0.75%	8.82%		6/21/2029	$4,975,000	$4,956,581	$4,964,111	0.40%
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.75% /0.75%	9.06%		1/30/2031	26,869	17,584	24,603	0.00%
Aptean Acquiror Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% /0.75%	0.50%		1/30/2031	—	(1,335)	(2,014)	0.00%
Aptean Acquiror Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 4.75% /0.75%	9.08%		1/30/2031	7,348,876	7,120,520	7,345,201	0.59%
Aptean Acquiror Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% /0.75%	9.08%		1/30/2031	4,923,968	4,887,180	4,921,506	0.39%
BASYS LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.50% /1.00%	8.80%		12/9/2027	4,660,415	4,638,976	4,660,415	0.37%
Bottomline Technologies, Inc.(Legal Spend Holdings, LLC) 2025-1 Refinancing Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.50% /0.75%	8.80%		5/14/2029	254,230	254,230	254,230	0.02%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% /1.00%	10.05%		2/9/2027	5,354,403	5,317,005	5,309,652	0.42%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% /1.00%	10.05%		2/9/2027	3,385,783	3,361,059	3,357,485	0.27%
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% /0.75%	9.83 3.50	% / %	11/19/2029	54,804	54,152	54,804	0.00%
Echo Purchaser, Inc. Term Loan (Exostar)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% /0.75%	9.83 3.50	% / %	11/19/2029	639,409	634,040	629,256	0.05%
Einstein Parent, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% /0.75%	0.50%		1/22/2031	—	(18,615)	(673)	0.00%
Einstein Parent, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% /0.75%	10.77%		1/22/2031	9,687,940	9,509,595	9,487,908	0.76%
Everbridge Holdings, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% /0.75%	9.29%		7/2/2031	5,527,778	5,503,885	5,495,416	0.44%
Everbridge Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% /0.75%	9.29%		7/2/2031	541,722	537,860	540,649	0.04%
Everbridge Holdings, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% /0.75%	0.50%		7/2/2031	—	(2,388)	(430)	0.00%
GS Acquisitionco, Inc. Eighth Suplemental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% /0.75%	0.50%		5/25/2028	—	(1,545)	(1,613)	0.00%
GS Acquisitionco, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% /1.00%	9.55%		5/25/2028	3,173,623	3,163,656	3,173,623	0.25%
GS Acquisitionco, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% /1.00%	9.55%		5/25/2028	88,652	83,375	84,055	0.01%
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% /1.00%	9.55%		5/25/2028	587,792	580,765	587,792	0.05%
LeadVenture, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% /0.75%	9.55%		6/23/2032	787,111	763,400	769,222	0.06%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Application Software (continued)
LeadVenture, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.57%	6/23/2032	6,000,000	5,955,053	5,955,000	0.47%
LeadVenture, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.57%	6/23/2032	6,522,222	6,473,364	6,473,306	0.52%
LeadVenture, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/23/2032	—	(8,917)	(8,944)	0.00%
Legitscript LLC Delayed Draw Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	10.08%	6/24/2029	99,268	98,162	99,268	0.01%
Legitscript LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	10.08%	6/24/2029	3,870,403	3,828,770	3,870,403	0.31%
Mountain Parent, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	6/27/2031	—	(5,013)	(8,376)	0.00%
Mountain Parent, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	9.05%	6/27/2031	5,669,592	5,619,622	5,571,544	0.44%
Mountain Parent, Inc. Revolving Credit Facility	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	6/27/2031	—	(5,364)	(4,467)	0.00%
NMI Acquisitionco, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 0.75%	9.43%	9/6/2028	1,148,558	1,132,820	1,147,757	0.09%
NMI Acquisitionco, Inc. October 2021 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 0.75%	9.43%	9/6/2028	350,629	345,825	344,159	0.03%
NMI Acquisitionco, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/6/2028	—	(4,503)	(6,132)	0.00%
NMI Acquisitionco, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 0.75%	9.43%	9/6/2028	1,882,653	1,856,856	1,848,024	0.15%
Optimizely North America Inc. (USD) Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/30/2031	—	(11,157)	(1,397)	0.00%
Optimizely North America Inc. (USD) Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.33%	10/30/2031	12,736,080	12,622,090	12,593,968	1.00%
Pacific Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.25% / 1.00%	10.56%	10/2/2028	105,106	104,636	104,149	0.01%
Pacific Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.55%	10/2/2028	1,942,254	1,903,135	1,906,971	0.15%
Pacific Purchaser, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2028	—	—	(4,290)	0.00%
PDI TA Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.78%	2/3/2031	535,547	505,853	535,547	0.04%
PDI TA Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.78%	2/3/2031	674,074	672,545	673,552	0.05%
PDI TA Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.78%	2/3/2031	5,674,058	5,635,717	5,669,662	0.45%
PDI TA Holdings, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	12.00%	2/3/2031	224,000	224,000	219,005	0.02%
PracticeTek Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.03%	8/30/2029	28,031	25,683	23,813	0.00%
PracticeTek Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	10.03%	8/30/2029	1,949,160	1,923,612	1,922,263	0.15%
Spark Purchaser, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/1/2030	—	—	(737)	0.00%
Spark Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.80%	4/1/2031	1,753,616	1,723,459	1,717,095	0.14%
Spark Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 0.75%	9.80%	4/1/2031	3,382,957	3,320,898	3,312,505	0.26%
Superjet Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.83%	5/23/2030	995,988	945,896	993,399	0.08%
Superjet Buyer, LLC Initial Term Loan (EFI Productivity Software)	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.61% / 0.75%	9.94%	12/30/2027	1,499,054	1,495,906	1,499,054	0.12%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.83%	5/23/2030	1,492,313	1,479,493	1,478,534	0.12%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 0.75%	9.83%	5/23/2030	3,382,915	3,353,121	3,351,679	0.27%
Synchronoss Technologies, Inc. First Amendment Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 2.50%	11.28%	4/24/2029	12,600,000	12,358,261	12,348,000	0.98%
Synchronoss Technologies, Inc. First Amendment Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 7.00% / 2.50%	11.28%	4/24/2029	3,500,000	3,431,802	3,430,000	0.27%
Tau Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.00%	9.05%	2/2/2032	403,977	394,819	395,206	0.03%
Tau Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 0.00%	9.05%	2/2/2032	45,733	40,331	39,589	0.00%
Tau Buyer, LLC Term B Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.00%	9.05%	2/2/2032	4,382,767	4,341,828	4,335,663	0.35%
TCP Hawker / TimeClock Plus 11/24 9th Amendment Rollover Incremental Term Loan 12/24	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.30%	8/30/2029	463,351	460,576	459,767	0.04%
TCP Hawker Intermediate LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	—	(878)	—	0.00%
TCP Hawker Intermediate LLC Ninth Amendment DDTL 11/24	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	—	(331)	(84)	0.00%
TCP Hawker Intermediate LLC Ninth Amendment Incremental Term Loan 11/24	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.30%	8/30/2029	17,352	17,209	17,159	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Application Software (continued)
Trintech Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.83%	7/25/2029	4,925,000	4,851,475	4,838,163	0.39%
Vehlo Purchaser, LLC Tranche C Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	5/24/2028	—	(59,511)	(60,433)	0.00%

						$138,407,123	$138,734,542	11.06%
Asset Management & Custody Banks
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	9.08%	12/23/2027	$4,140,986	$4,125,548 $	4,140,986	0.33%
Allworth Financial Group, L.P. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/23/2027	—	(2,411)	(2,859)	0.00%
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.58%	7/28/2029	4,783,783	4,771,544	4,783,783	0.38%
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/30/2029	—	(20,312)	(202)	0.00%
Cerity Partners Equity Holding LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.56%	7/30/2029	531,299	529,473	531,299	0.04%
Cerity Partners Equity Holding LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	7/30/2029	4,635,139	4,635,139	4,635,139	0.37%
Congress Buyer, Inc. Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.90%	6/30/2029	4,254,028	4,234,844	4,254,028	0.34%
Cornerstone Advisors of Arizona LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	9.05%	5/13/2032	3,291,495	3,275,037	3,275,037	0.26%
Cornerstone Advisors of Arizona LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	9.05%	5/13/2032	3,291,495	3,275,037	3,275,037	0.26%
Cornerstone Advisors of Arizona, LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 1.00%	0.38%	5/13/2032	—	(4,080)	(4,114)	0.00%
Danforth Global, Inc. Delayed Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.78%	12/9/2027	537,698	531,398	537,698	0.04%
Danforth Global, Inc. Fifth Amendment Additional Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/9/2027	—	(9,484)	(10,420)	0.00%
Danforth Global, Inc. Fifth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.76%	12/9/2027	1,042,000	1,027,321	1,026,370	0.08%
Danforth Global, Inc. First Amendment Additional Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	12/9/2027	285,216	282,398	283,421	0.02%
Danforth Global, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%	12/9/2027	450,828	445,854	447,991	0.04%
Danforth Global, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.81%	12/9/2027	156,300	149,089	150,490	0.01%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	12/9/2027	5,676,719	5,618,541	5,611,918	0.45%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.83%	12/9/2027	686,293	678,773	681,093	0.05%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	12/9/2027	893,250	884,374	886,483	0.08%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.83%	12/9/2027	3,382,957	3,341,630	3,357,329	0.27%
Danforth Global, Inc. Third Amendment Additional Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.53%	12/9/2027	477,300	471,981	477,300	0.04%
EdgeCo Buyer, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.00%	8.83%	6/1/2026	1,050,662	1,050,662	1,050,662	0.08%
EdgeCo Buyer, Inc. Delayed Draw Term B Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 4.50% / 0.00%	8.83%	6/1/2028	22,247	22,247	22,247	0.00%
EdgeCo Buyer, Inc. Delayed Draw Term C Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 4.50% / 0.00%	8.80%	6/1/2026	59,019	59,019	59,019	0.00%
EdgeCo Buyer, Inc. Delayed Draw Term E Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 1.00%	8.80%	6/1/202 8	795,568	795,183	795,568	0.06%
EdgeCo Buyer, Inc. Delayed Term Loan A	(1)(2)(3)(4)(5)(7)	3M SOFR + 4.50% / 0.00%	8.80%	6/1/2026	204,412	204,412	204,412	0.02%
EdgeCo Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/1/2026	—	—	—	0.00%
EdgeCo Buyer, Inc. Sixth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.00%	8.80%	6/1/2028	1,186,321	1,186,321	1,186,321	0.10%
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.69%	12/22/2028	3,181,432	3,143,520	3,181,432	0.25%
Obra Capital, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.36% / 1.00%	11.68%	6/21/2029	7,462,500	7,339,594	7,251,015	0.58%
Petra Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.07%	11/15/2030	597,000	581,671	593,345	0.05%
Petra Borrower, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.01%	11/15/2030	3,209,375	3,151,717	3,145,638	0.25%
Petra Borrower, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	10.07%	11/15/2029	175,000	161,025	173,534	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Asset Management & Custody Banks (continued)
PMA Parent Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.80%	1/31/2031	4,176,034	4,139,362	4,138,767	0.33%
PMA Parent Holdings, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/31/2031	—	(2,783)	(171)	0.00%
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.28%	10/2/2028	3,765,851	3,760,480	3,757,709	0.30%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.32%	10/4/2028	1,145,149	1,141,053	1,142,673	0.09%
Wealth Enhancement Group, LLC December 2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.31%	10/2/2028	737,260	751,040	754,194	0.06%
Wealth Enhancement Group, LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	4.50%	10/2/2028	—	—	—	0.00%
Wealth Enhancement Group, LLC May 2022 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.28%	10/4/2028	1,975,818	1,975,818	1,904,594	0.15%

						$67,702,035	$67,698,766	5.39%
Auto Parts & Equipment
ETE Intermediate II LLC Amendment No. 2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	5/29/2029	$156,750	$154,870	$154,693	0.01%
ETE Intermediate II LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	5/29/2029	23,571	18,782	11,462	0.00%
ETE Intermediate II LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	5/29/2029	1,925,000	1,886,577	1,826,110	0.15%
M&D MidCo, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.73%	8/31/2028	1,745,428	1,727,816	1,696,310	0.14%
M&D MidCo, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.73%	8/31/2028	584,624	577,862	584,624	0.05%
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/31/2028	—	1,118	1,139	0.00%
M&D MidCo, Inc. Third Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.73%	8/31/2028	365,977	364,089	365,753	0.03%
Premier Tires & Service Acquisition, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.81%	5/17/2029	920,855	913,018	910,971	0.07%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.82%	5/17/2029	1,049,525	1,053,875	1,041,388	0.08%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.82%	5/17/2029	1,049,525	1,040,980	1,041,388	0.08%
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.00%	9.81%	5/17/2029	324,735	320,194	318,872	0.03%
Premier Tires & Service Acquisition, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.81%	5/17/2029	290,424	287,996	285,398	0.02%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.82%	5/17/2029	1,702,666	1,702,667	1,691,657	0.13%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.82%	5/17/2029	3,197,334	3,197,334	3,176,661	0.25%
Transgo, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 2.00%	10.08%	12/29/2028	2,145,212	2,118,623	2,123,261	0.17%
Transgo, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 2.00%	10.08%	12/29/2028	3,145,979	3,117,673	3,113,788	0.25%
Transgo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 2.00%	0.50%	12/29/2028	—	—	(2,232)	0.00%
Truck-Lite Co., LLC 2025 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	10.06%	2/13/2032	185,578	176,650	182,794	0.01%
Truck-Lite Co., LLC 2025 Replacement Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 5.75% / 0.00%	5.75%	2/13/2031	—	(8,118)	—	0.00%
Truck-Lite Co., LLC 2025 Replacement Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 0.00%	10.06%	2/13/2032	396,234	391,027	392,271	0.03%
Truck-Lite Co., LLC 2025 Replacement Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	10.06%	2/13/2032	5,683,755	5,626,812	5,626,917	0.45%
Truck-Lite Co., LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2032	—	(2,934)	(3,360)	0.00%
Truck-Lite Co., LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2032	—	(28,145)	(26,799)	0.00%
Truck-Lite Co., LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2032	—	(13,206)	(13,289)	0.00%

						$24,625,560	$24,499,777	1.95%
Automobile Manufacturers
JHCC Holdings LLC 2021-A Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.55%	9/9/2027	$898,337	$894,546	$895,924	0.07%
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.55%	9/9/2027	795,147	789,748	795,147	0.06%
JHCC Holdings LLC 2024-B Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.55%	9/9/2027	251,235	249,161	250,964	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
JHCC Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.55%	9/9/2027	4,014,163	4,006,107	4,003,380	0.32%

						$5,939,562	$5,945,415	0.47%
Automotive Retail
Epika Fleet Services, Inc. Closing Date Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.55%	4/17/2031	$6,000,000	$5,956,570	$5,955,000	0.47%
Epika Fleet Services, Inc. Closing Date Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.55%	4/17/2031	3,500,769	3,475,429	3,474,513	0.28%
Epika Fleet Services, Inc. Delayed Draw Term A Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.58%	4/17/2031	2,514,909	2,480,740	2,496,048	0.20%
Epika Fleet Services, Inc. Delayed Draw Term B Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	4/17/2031	—	(20,440)	(20,958)	0.00%

						$11,892,299	$11,904,603	0.95%
Building Products
AllMark Acquisition, LLC Initial Term Loan (AllMark Door)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.80%	5/4/2028	$4,898,990	$4,871,329	$4,850,000	0.39%
Arch Cutting Tools Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.85% / 0.00%	9.15%	4/1/2026	4,884,485	4,878,681	4,869,105	0.39%
Big Top Holdings, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/1/2030	—	(1,406)	—	0.00%
Big Top Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.80%	3/1/2030	2,419,959	2,373,487	2,342,007	0.18%
Greenwood Operating Group, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	5/7/2031	9,826,171	9,633,723	9,629,647	0.77%
Greenwood Operating Group, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/7/2031	—	(38,361)	(25,430)	0.00%
Vybond Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/3/2032	—	(16,844)	(2,820)	0.00%
Vybond Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.30%	2/3/2032	9,393,224	9,260,262	9,241,274	0.73%
Vybond Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/3/2032	—	(25,153)	(2,115)	0.00%

						$30,935,718	$30,901,668	2.46%
Commodity Chemicals
Guy Chemical Company, LLC U.S. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.85% / 1.00%	9.18%	11/9/2027	$4,886,650	$4,856,383	$4,886,650	0.39%
Communications Equipment
Owl Cyber Defense Solutions, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/11/2029	$—	$(7,957)	$—	0.00%
Owl Cyber Defense Solutions, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.83%	9/11/2029	686,293	680,631	677,784	0.05%
Owl Cyber Defense Solutions, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	9/11/2029	2,311,325	2,270,667	2,282,669	0.18%
Owl Cyber Defense Solutions, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.83%	9/11/2029	3,382,957	3,354,813	3,341,015	0.27%

						$6,298,154	$6,301,468	0.50%
Construction & Engineering
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.05%	6/30/2030	$1,003,414	$986,553	$989,520	0.08%
Ambient Enterprises Holdco LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.05%	6/30/2030	6,310,998	6,240,332	6,226,195	0.50%
Ambient Enterprises Holdco LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.05%	6/28/2030	6,775,851	6,674,786	6,635,914	0.53%
Ambient Enterprises Holdco LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.05%	12/7/2029	584,787	583,158	582,063	0.05%
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.65% / 0.75%	9.93%	7/31/2026	524,325	522,139	518,517	0.04%
Best Roofing Services LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.30%	4/2/2029	5,104,478	5,023,920	4,991,543	0.40%
Best Roofing Services LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/2/2029	—	—	(19,813)	0.00%
Diverzify Intermediate LLC Second Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	10.27%	5/11/2027	484,686	482,827	483,466	0.04%
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.01% / 1.00%	10.29%	5/11/2027	4,402,023	4,384,247	4,383,219	0.35%
Eskola LLC Delayed Draw Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.50%	10.53%	12/19/2029	2,900,255	2,876,383	2,823,379	0.22%
Eskola LLC Delayed Draw Term B Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	12/19/2029	—	(20,717)	(105,580)	-0.01%
Eskola LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.50%	10.53%	12/19/2029	8,120,713	8,055,097	8,044,558	0.64%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Construction & Engineering (continued)
ESP Associates, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.60% / 1.00%	10.93%	7/24/2028	1,476,535	1,459,695	1,449,478	0.12%
ESP Associates, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.60% / 1.00%	10.93%	7/24/2028	3,291,646	3,242,102	3,231,329	0.26%
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/7/2028	—	(25,582)	—	0.00%
G-A-I Consultants, Inc. First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.35% / 1.00%	9.67%	10/7/2028	2,930,921	2,892,204	2,879,354	0.23%
G-A-I Consultants, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 0.50% / 1.00%	9.67%	10/7/2028	434,211	426,625	434,211	0.03%
HP RSS Buyer, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.30%	12/11/2029	675,127	673,340	670,767	0.05%
HP RSS Buyer, Inc. General Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.30%	12/11/2029	434,475	431,837	434,475	0.03%
HP RSS Buyer, Inc. Special Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.30%	12/11/2029	144,303	144,303	144,303	0.01%
Kelso Industries LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 5.75% / 0.00%	5.75%	12/26/2029	—	(59,983)	14,067	0.00%
Kelso Industries LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 0.00%	10.08%	12/30/2029	1,353,319	1,133,520	1,339,786	0.11%
Kelso Industries LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	10.08%	12/30/2029	4,021,907	3,986,691	3,981,688	0.32%
Kelso Industries LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.08%	12/30/2029	3,477,987	3,443,813	3,443,208	0.27%
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.53%	2/7/2031	44,247	43,857	44,247	0.00%
KENE Acquisition, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.53%	2/7/2031	955,724	955,724	955,724	0.08%
MKD Electric, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.25% / 1.25%	10.57%	5/31/2029	885,870	863,035	885,870	0.07%
MKD Electric, LLC Sea-Tac Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.25%	10.57%	5/31/2029	2,593,500	2,545,353	2,545,841	0.20%
MKD Electric, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.25%	10.57%	5/31/2029	8,608,583	8,469,346	8,428,580	0.67%
MKD Electric, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.25% / 1.25%	10.57%	5/31/2029	3,391,500	3,331,368	3,320,585	0.26%
MOREgroup Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.57%	1/16/2030	1,160,375	1,146,217	1,142,508	0.09%
MOREgroup Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.57%	1/16/2030	3,283,375	3,241,106	3,232,821	0.26%
OSR Opco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.50%	10.03%	3/15/2029	746,667	725,772	720,843	0.06%
OSR Opco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.07%	3/15/2029	1,883,795	1,864,961	1,858,425	0.15%
OSR Opco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.07%	3/15/2029	3,382,872	3,346,634	3,337,313	0.27%
OSR Opco LLC Revolving Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.05%	3/15/2029	1,600,000	1,600,000	1,581,367	0.13%
PK Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.29%	9/19/2029	686,293	680,148	678,718	0.05%
PK Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.29%	9/19/2029	8,337,000	8,242,113	8,244,984	0.66%
PK Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.29%	9/19/2029	3,382,957	3,351,612	3,345,619	0.27%
Puris LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.05%	6/30/2031	4,313,368	4,273,953	4,244,213	0.34%
Puris LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.05%	6/30/2031	3,385,888	3,333,732	3,331,604	0.27%
PVI Holdings, Inc. Last Out Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.05% / 1.00%	9.32%	1/18/2028	6,824,604	6,816,345	6,824,604	0.54%
RailPros Parent, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	5/24/2032	—	(8,055)	(8,184)	0.00%
RailPros Parent, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.83%	5/24/2032	2,659,748	2,633,441	2,633,150	0.21%
RailPros Parent, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	5/24/2032	—	(4,032)	(4,092)	0.00%
RRA Corporate, LLC Delayed Draw Term Loan 2	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.00%	9.30%	8/15/2029	19,113	18,679	19,064	0.00%
RRA Corporate, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	9.55%	8/15/2029	36,282	35,430	35,634	0.00%
RRA Corporate, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.00%	9.55%	8/15/2029	3,054,223	3,013,854	3,009,217	0.24%
SuperHero Fire Protection, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	10.70%	9/1/2026	5,433,947	5,360,338	5,359,939	0.43%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Construction & Engineering (continued)
SuperHero Fire Protection, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.40% / 1.00%	10.70%	9/1/2026	410,862	405,125	404,933	0.03%
USIC Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.83%	9/10/2031	10,484,807	10,438,496	10,430,929	0.83%
USIC Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.53%	9/10/2031	613,091	606,442	606,199	0.05%
USIC Holdings, Inc. Specified Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.83%	9/10/2031	209,904	209,611	209,904	0.02%
Valkyrie Buyer, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.56%	5/6/2031	1,813,553	1,790,383	1,813,553	0.14%
Valkyrie Buyer, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.75%	9.56%	5/6/2031	506,663	499,321	506,663	0.04%
Valkyrie Buyer, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(4,740)	(483)	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.56%	5/6/2031	370,920	343,833	368,153	0.03%
Valkyrie Buyer, LLC Delayed Draw Term Loan E	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/6/2031	—	(13,425)	(1,383)	0.00%
Valkyrie Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.75%	9.55%	5/6/2030	224,561	218,835	224,259	0.02%
Valkyrie Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.55%	5/6/2031	1,070,267	1,056,226	1,053,287	0.08%
Valkyrie Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	9.55%	5/6/2031	3,283,417	3,239,668	3,231,326	0.26%
Vertex Companies, Inc., The Delayed Draw Term Loan-B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/31/2028	—	(9,941)	(2,769)	0.00%
Vertex Companies, Inc., The Fourth Amendment Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2028	—	(19,581)	(1,385)	0.00%
Vertex Companies, Inc., Term Loan D	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.31%	8/31/2028	6,846,949	6,792,225	6,774,321	0.54%
Vertex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.30%	11/8/2030	318,674	318,674	318,392	0.02%
Vertex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 0.75%	10.30%	11/8/2030	3,283,387	3,283,387	3,280,481	0.26%
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.55%	11/8/2030	865,394	842,059	684,419	0.05%
Vertex Service Partners, LLC Revolving Facility	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 0.75%	10.32%	11/8/2030	326,419	325,520	326,033	0.03%
Vertex Service Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.30%	11/8/2030	1,872,294	1,853,092	1,872,294	0.15%

						$151,613,431	$151,443,367	12.07%
Construction Materials
Javelin Acquisition Vehicle, LLC Last Out Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.02% / 1.00%	9.77%	11/3/2026	$870,139	$870,139	$848,750	0.07%
Javelin Acquisition Vehicle, LLC Last Out Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 5.02% / 1.00%	9.77%	11/3/2026	747,912	747,912	729,528	0.06%
Javelin Acquisition Vehicle, LLC Second Amendment Incremental Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.03% / 1.00%	9.36%	11/3/2026	38,631	38,281	38,631	0.00%
Javelin Acquisition Vehicle, LLC Second Amendment Incremental Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.03% / 1.00%	9.36%	11/3/2026	2,478,958	2,440,666	2,478,958	0.20%

						$4,096,998	$4,095,867	0.33%
Consumer Electronics
Lakewood Acquisition Corporation Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.00%	9.78%	1/24/2030	$10,155,634	$9,981,748	$9,946,602	0.79%
Lakewood Acquisition Corporation Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.00%	9.78%	1/24/2030	323,944	276,307	318,390	0.03%

						$10,258,055	$10,264,992	0.82%
Consumer Finance
CLGF Holdco 2, LLC Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 12.50% /0.00%	12.50%	4/23/2030	$6,670,000	$6,572,685	$6,569,950	0.52%
Data Processing & Outsourced Services
Penncomp, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.33%	10/17/2028	$2,394,076	$2,353,092	$2,392,953	0.19%
Penncomp, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	4/17/2030	—	(3,650)	(3,966)	0.00%
Penncomp, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/17/2028	—	(213)	(264)	0.00%
Penncomp, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.50%	9.33%	10/17/2028	2,542,024	2,501,734	2,544,566	0.20%

						$4,850,963	$4,933,289	0.39%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Distributors
RPM Purchaser, Inc. Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.36% / 2.00%	10.69%	9/11/2028	$546,652	$528,587 $	518,472	0.04%
RPM Purchaser, Inc. Effective Date Term Loan B	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.36% / 2.00%	10.69%	9/11/2028	576,530	557,965	565,707	0.04%
RPM Purchaser, Inc. Effective Date Term Loan B	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 6.36% / 2.00%	10.69%	9/11/2028	3,283,291	3,225,735	3,221,653	0.26%

						$4,312,287	$4,305,832	0.34%
Diversified Capital Markets
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 0.00%	9.18%	10/4/2030	$2,778,460	$2,743,858	$2,827,393	0.23%
Diversified Chemicals
Opta Inc. 2024 Incremental Delayed Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.01% / 1.50%	11.29%	11/9/2028	$1,736,875	$1,684,656	1,736,875	0.14%
Opta Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.01% / 1.50%	11.31%	11/8/2028	3,512,172	3,485,437	3,473,593	0.28%
Opta Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 7.01% / 1.50%	11.31%	11/8/2028	3,382,828	3,354,398	3,345,671	0.27%
V Global Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 0.75%	10.20%	12/22/2027	4,898,990	4,889,166	4,687,227	0.37%

						$13,413,657	$13,243,366	1.06%
Diversified Metals & Mining
ACP Oak Buyer, Inc. 2025 Refinancing Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/16/2031	$—	$(10,121)	$(10,204)	0.00%
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.00% / 1.00%	9.31%	5/16/2031	6,000,000	5,970,362	5,970,000	0.47%
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.31%	5/16/2031	3,523,944	3,506,536	3,506,324	0.28%
ACP Oak Buyer, Inc. 2025-1 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/16/2031	—	(11,204)	(11,338)	0.00%
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/16/2031	—	(11,203)	(11,338)	0.00%

						$9,444,370	$9,443,444	0.75%
Diversified Support Services
Accent Building Materials Holdings LLC Term B Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.25% / 1.00%	10.54%	8/6/2029	$900,000	$857,888	895,233	0.07%
Accent Building Materials Holdings LLC Term Loan B	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	10.56%	8/6/2029	628,571	586,687	618,071	0.05%
Accent Building Materials Holdings LLC Term Loan B	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.25% / 1.00%	10.56%	8/6/2029	3,300,000	3,240,832	3,244,874	0.26%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.83%	7/22/2027	2,856,347	2,851,551	2,856,347	0.23%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.83%	7/22/2027	3,283,163	3,281,067	3,283,163	0.26%
Certified Collision Group Acquisition Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.30%	5/17/2027	172,778	172,778	171,460	0.01%
Certified Collision Group Acquisition Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	5/17/2027	2,066,333	2,049,563	2,050,566	0.16%
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 4.75% / 1.00%	8.88%	11/19/2030	693,815	683,252	693,815	0.06%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.80%	9/28/2029	785,791	781,005	779,299	0.06%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.80%	9/28/2029	6,203,125	6,165,338	6,151,874	0.49%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%	9/28/2029	2,133,875	2,104,788	2,116,245	0.17%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.80%	9/28/2029	3,283,459	3,260,493	3,256,330	0.26%
FLS Holding, Inc. Term B Loan (FLS Transportation Services)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% / 1.00%	9.68%	12/15/2028	4,899,498	4,856,819	4,483,040	0.36%
FMG Suite Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.36%	10/30/2026	850,459	846,368	843,934	0.07%
FMG Suite Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.10% / 1.00%	9.36%	10/30/2026	396,983	395,205	393,532	0.03%
FMG Suite Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	9.36%	10/30/2026	3,300,000	3,274,309	3,271,313	0.26%
FMG Suite Holdings, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.38% / 1.00%	0.38%	10/30/2026	—	(2,085)	(3,355)	0.00%
Integrated Power Services Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.61% / 1.00%	8.94%	11/22/2028	6,202,889	6,179,723	6,140,861	0.49%
Integrated Power Services Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.61% / 1.00%	8.94%	11/22/2028	6,202,889	6,179,723	6,140,861	0.49%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Diversified Support Services (continued)
PrimeFlight Acquisition, LLC Amendment No. 5 Additional Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.52%	5/1/2029	1,289,296	1,283,933	1,282,065	0.10%
PrimeFlight Acquisition, LLC Amendment No.4 Additional Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.55%	5/1/2029	632,558	629,014	622,068	0.05%
Primeflight Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.78%	5/1/2029	3,586,600	3,562,283	3,547,871	0.28%
Primeflight Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.78%	5/1/2029	3,283,249	3,256,299	3,247,795	0.26%
W.A. Kendall and Company, LLC Delayed Draw Term Loan 6th Amendment	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/26/2031	—	(1,405)	(1,409)	0.00%
TL Voltron Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.00%	9.58%	12/31/2030	1,988,059	1,951,494	1,946,815	0.15%
TL Voltron Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.00%	9.58%	12/31/2030	9,701,250	9,522,818	9,499,986	0.76%
TL Voltron Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.00%	9.58%	12/31/2030	3,233,750	3,175,293	3,166,662	0.25%
Visu-Sewer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.00%	11/8/2029	4,925,000	4,872,845	4,898,000	0.39%
W. A. Kendall And Company, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.18% / 1.00%	10.34%	4/22/2030	2,967,834	2,935,236	2,949,084	0.24%
W.A. Kendall and Company, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.30% / 1.00%	10.47%	4/22/2030	4,878,749	4,848,759	4,805,809	0.38%
W.A. Kendall and Company, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	10.32%	4/22/2030	147,576	142,841	142,826	0.01%
W.A. Kendall and Company, LLC Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	4/22/2030	—	(34,464)	(34,596)	0.00%
W.A. Kendall and Company, LLC Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.86% / 1.00%	10.18%	4/22/2030	2,307,486	2,284,447	2,284,411	0.18%

						$86,194,697	$85,744,850	6.83%
Drug Retail
Puma Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.25% / 0.50%	8.55%	3/29/2032	$13,863,889	$13,759,935	$13,727,280	1.09%
Puma Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.50%	0.38%	3/29/2032	—	(16,295)	(5,308)	0.00%

						$13,743,640	$13,721,972	1.09%
Education Services
Cambium Learning Group, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 0.75%	9.87%	7/20/2028	5,882,874	5,841,792	5,882,874	0.47%
Electrical Components & Equipment
C3 AcquisitionCo, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.50%	10.08%	11/26/2030	$918,292	$883,089 $	916,205	0.07%
C3 AcquisitionCo, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.50%	10.08%	11/26/2030	7,827,673	7,740,928	7,723,127	0.62%
C3 AcquisitionCo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.50%	10.08%	11/26/2030	423,608	413,354	422,825	0.03%
Inventus Power, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 7.61% / 1.00%	11.93%	6/30/2026	59,322	55,550	55,763	0.00%
Inventus Power, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.61% / 1.00%	11.94%	6/30/2026	3,080,750	3,042,510	3,049,942	0.24%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.53%	11/4/2030	6,796,330	6,739,743	6,722,457	0.54%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.53%	11/4/2030	1,996,963	1,980,336	1,975,257	0.16%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.53%	11/4/2030	3,203,984	3,176,582	3,169,158	0.25%
Principal Lighting Group, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/4/2030	—	(14,681)	(1,300)	0.00%
Spark Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/15/2031	—	(16,835)	(670)	0.00%
Spark Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.57%	10/15/2031	1,536,031	1,510,579	1,511,617	0.12%
Spark Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.57%	10/15/2031	1,399,219	1,379,973	1,376,979	0.11%
Spark Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	9.57%	10/15/2031	3,283,500	3,238,450	3,231,310	0.26%
Spark Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.58%	10/15/2031	125,000	108,087	124,665	0.01%

						$30,237,665	$30,277,335	2.41%
Electronic Equipment & Instruments
Dwyer Instruments, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/20/2029	$—	$(6,050)	$—	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Electronic Equipment & Instruments (continued)
Dwyer Instruments, LLC Fourth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	9.05%		7/20/2029	10,834,444	10,742,412	10,726,665	0.85%
Dwyer Instruments, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	11.25%		7/20/2029	234,604	219,911	234,604	0.02%
REE Holdings III Corp. Term Loan (Rees Scientific Corporation)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.50%		11/4/2028	4,671,424	4,625,487	4,671,424	0.37%

							$15,581,760	$15,632,693	1.24%
Electronic Manufacturing Services
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 8.55% / 1.00%	12.88 1.90	% / %	10/5/2027	$155,445	$155,431 $	146,430	0.01%
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.98 1.90	% / %	10/5/2027	2,608,374	2,590,356	2,457,088	0.20%

							$2,745,787	$2,603,518	0.21%
Environmental & Facilities Services
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.05%		3/17/2027	$167,513	$167,513	$167,424	0.01%
AVW WV Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.05%		3/17/2027	3,983,870	3,980,101	3,983,870	0.32%
AVW WV Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.05%		3/17/2027	3,382,666	3,351,007	3,382,666	0.27%
CARDS Acquisition, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.33%		8/12/2029	543,478	500,522	241,848	0.02%
CARDS Acquisition, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	12.50%		8/12/2029	1,281,287	1,267,096	1,180,744	0.09%
CARDS Acquisition, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.00% / 1.00%	10.30%		8/12/2029	686,293	679,045	635,507	0.05%
CARDS Acquisition, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.30%		8/12/2029	2,942,978	2,896,841	2,725,198	0.22%
CARDS Acquisition, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	10.30%		8/12/2029	3,382,957	3,345,112	3,132,619	0.25%
Creative Multicare, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.53%		3/27/2030	4,937,500	4,889,489	4,875,092	0.39%
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.42%		11/19/2029	389,897	374,055	381,602	0.03%
HEF Safety Ultimate Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.42%		11/19/2029	2,566,740	2,526,604	2,484,971	0.20%
O6 Environmental, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.42%		6/30/2027	1,042,834	1,041,821	1,042,834	0.08%
O6 Environmental, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.47%		6/30/2027	1,767,537	1,750,206	1,748,846	0.14%
Rotolo Consultants, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.05%		12/20/2026	3,128,588	3,084,170	3,115,427	0.25%
Rotolo Consultants, Inc. Delayed Draw Term Loan (2025)	(1)(2)(3)(4)(5)(7)	3M SOFR + 1.00% / 1.00%	10.05%		1/31/2031	492,067	490,508	492,067	0.04%
Vortex Companies, LLC Term Loan Delayed Draw Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.33%		12/31/2032	2,917,485	2,888,299	2,915,701	0.23%
Vortex Companies, LLC Term Loan Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.33%		12/31/2032	3,012,941	2,982,859	2,978,113	0.24%
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	11.50%		9/4/2029	4,983,550	4,949,402	4,980,628	0.40%
Vortex Companies, LLC Amendment No. 4 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%		9/4/2029	2,238,750	2,224,709	2,220,639	0.18%
Vortex Companies, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%		5/7/2032	—	(2,918)	(2,953)	0.00%
Vortex Companies, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.00% / 1.00%	11.50%		9/4/2029	138,257	133,309	137,817	0.01%
Vortex Companies, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.00%	9.33%		5/7/2032	1,309,219	1,299,736	1,299,400	0.10%

							$44,819,486	$44,120,060	3.52%
Food Distributors
Costanzo’s Bakery, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.80%		6/18/2027	$445,094	$442,336	$444,668	0.04%
Costanzo’s Bakery, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%		6/18/2027	2,943,916	2,922,452	2,917,282	0.23%
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.93%		8/1/2030	120,221	94,125	95,037	0.01%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.60% / 1.00%	9.86%		8/1/2030	674,596	667,422	663,649	0.05%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.86%		8/1/2030	595,862	587,768	586,192	0.05%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.60% / 1.00%	9.86%		8/1/2030	3,382,915	3,344,783	3,328,017	0.26%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Food Distributors (continued)
Heritage Foodservice Investment, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	9.87%	8/1/2030	100,435	94,026	97,287	0.01%
Recipe Acquisition Corp. Delayed Draw Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	9.06%	7/31/2031	142,022	141,325	108,850	0.01%
Recipe Acquisition Corp. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	9.05%	7/31/2031	380,468	376,592	361,584	0.03%
Recipe Acquisition Corp. Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	9.05%	7/31/2031	4,315,436	4,297,061	4,277,555	0.34%
Recipe Acquisition Corp. Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	9.05%	7/31/2031	3,382,957	3,368,574	3,353,262	0.27%
Rushmore Investment III LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.32%	10/18/2030	3,969,849	3,935,533	3,929,764	0.31%
Rushmore Investment III LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.32%	10/18/2030	8,394,991	8,248,567	8,310,222	0.66%
Sunset Distributing, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/30/2030	—	(28,328)	(28,615)	0.00%
Sunset Distributing, LLC Term Loan A	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.05%	5/30/2030	3,732,381	3,658,353	3,657,734	0.29%
Sunset Distributing, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.05%	5/30/2030	3,732,381	3,658,353	3,657,734	0.29%
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 1.00%	10.17%	2/9/2028	193,009	190,184	190,002	0.02%
ZB Holdco LLC 2023-1 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 1.00%	10.20%	2/9/2028	153,469	151,285	149,307	0.01%

						$36,150,411	$36,099,531	2.88%
Health Care Distributors
ASP Global Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.53%	7/31/2029	$1,526,019	$1,509,039	$1,526,019	0.12%
ASP Global Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.53%	7/31/2029	1,878,076	1,862,754	1,859,135	0.15%
ASP Global Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.53%	7/31/2029	3,283,459	3,255,625	3,250,345	0.25%
ASP Global Holdings, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	11.75%	7/31/2029	452,221	446,948	452,221	0.04%
HEC Purchaser Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/17/2029	—	(9,404)	(1,305)	0.00%
HEC Purchaser Corp. Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.72%	6/17/2029	8,384,063	8,277,524	8,370,057	0.67%
IDC Infusion Services, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.30%	7/7/2028	5,969,925	5,915,995	5,907,894	0.47%

						$21,258,481	$21,364,366	1.70%
Health Care Equipment
Artivion, Inc. Closing Date Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 2.00%	10.55%	1/18/2030	$1,059,457	$1,057,993	$1,059,457	0.08%
Artivion, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 2.00%	1.00%	1/18/2030	—	(157)	—	0.00%
Blades Buyer, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.43%	3/28/2028	4,898,990	4,889,257	4,898,990	0.39%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.85% / 1.00%	10.18%	6/10/2027	1,628,109	1,627,782	1,628,109	0.13%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 5.85% / 1.00%	10.18%	6/10/2027	3,283,287	3,283,287	3,283,287	0.26%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.85% / 1.00%	10.18%	6/10/2027	3,890,085	3,810,624	3,890,085	0.31%
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.85% / 1.00%	10.17%	6/10/2027	415,621	399,011	407,315	0.03%
Medical Device Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.35% / 1.00%	9.65%	7/11/2029	1,480,345	1,458,030	1,459,158	0.12%
Medical Device Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.35% / 1.00%	9.65%	7/11/2029	3,283,291	3,217,626	3,236,299	0.26%
Medical Device Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 6.50% / 1.00%	6.50%	7/11/2029	—	—	(21,601)	0.00%
Medical Device Inc. Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.35% / 1.00%	9.65%	7/11/2029	1,462,626	1,446,138	1,443,876	0.11%
Par Excellence Holdings, Inc. Term B-1 Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.31%	9/3/2030	11,468,951	11,302,593	11,298,030	0.90%
Pediatric Home Respiratory Services, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/23/2030	—	(2,844)	—	0.00%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.75%	12/23/2030	6,156,237	6,140,854	6,062,756	0.48%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.75%	12/23/2030	2,764,737	2,757,829	2,722,755	0.22%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Equipment (continued)
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.75%	12/23/2030	3,391,500	3,343,105	3,340,001	0.27%
Pediatric Home Respiratory Services, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.75%	12/23/2030	483,000	479,868	483,000	0.04%
Spruce Bidco II Inc. Initial U.S. Dollar Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.13%	2/2/2032	14,594,902	14,387,518	14,372,203	1.14%
SunMed Group Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 0.75%	9.88%	6/16/2028	1,615,273	1,589,652	1,574,995	0.13%
SunMed Group Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.60% / 0.75%	9.88%	6/16/2028	3,282,946	3,212,089	3,201,083	0.26%

						$64,400,255	$64,339,798	5.13%
Health Care Facilities
AAH Topco, LLC Class C Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	3/31/2031	$—	$(27,780)	$(24,398)	0.00%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.53%	1/3/2030	6,391,342	6,335,174	6,367,572	0.51%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.53%	1/3/2030	6,391,342	6,335,174	6,367,572	0.51%
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.51%	1/3/2030	1,819,521	1,800,900	1,819,521	0.15%
Capitol Imaging Acquisition Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	9.51%	1/3/2030	220,548	213,081	220,548	0.02%
Community Care Partners, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.11% / 1.00%	10.44%	6/10/2026	1,962,288	1,955,990	1,934,703	0.15%
IPC Pain Acquisition, LLC Delayed Draw Tem Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.61% / 1.00%	9.94%	5/19/2027	2,660,633	2,639,269	2,659,353	0.21%
SDG Mgmt Company, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 0.75%	10.11%	7/3/2028	788,330	788,428	788,330	0.06%
SDG Mgmt Company, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 0.75%	10.13%	7/3/2028	1,553,020	1,538,342	1,538,306	0.12%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.85% / 0.75%	10.15%	7/3/2028	151,951	150,918	151,951	0.01%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.60% / 0.75%	9.93%	7/3/2028	745,630	740,525	745,605	0.06%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/3/2028	—	—	(41)	0.00%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 1.00%	9.80%	3/27/2028	474,741	461,124	474,741	0.04%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%	3/27/2028	2,475,000	2,446,177	2,428,805	0.19%
TVG Shelby Buyer, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	3/27/2028	—	(2,721)	—	0.00%

						$25,374,601	$25,472,568	2.03%
Health Care Services
Advanced Medical Management, LLC Amendment No. 8 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.41%	6/18/2028	$7,938,689	$7,831,231	$7,817,966	0.62%
Advanced Medical Management, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.45%	12/18/2026	3,301,879	3,235,159	3,227,641	0.26%
Advanced Medical Management, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.15% / 1.00%	10.45%	12/18/2026	3,283,500	3,225,721	3,209,675	0.26%
Advanced Medical Management, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/18/2026	—	(25,309)	(30,789)	0.00%
Apex Dental Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.30%	10/29/2030	1,923,239	1,913,855	1,899,736	0.15%
Apex Dental Partners, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/29/2030	—	(1,906)	—	0.00%
Apex Dental Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.28%	10/29/2030	8,537,742	8,521,655	8,526,962	0.68%
BCDI Rodeo Dental Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.73%	12/31/2026	1,249,787	1,243,802	1,243,845	0.10%
BCDI Rodeo Dental Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.73%	12/31/2026	5,610,269	5,583,402	5,583,598	0.44%
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.15% / 1.00%	9.41%	12/31/2026	1,163,562	1,151,475	1,151,841	0.09%
BCDI Rodeo Dental Buyer, LLC Second Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.73%	12/31/2025	121,454	121,342	120,877	0.01%
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.80%	12/14/2026	3,846,546	3,828,977	3,846,546	0.31%
CCHN Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.83%	4/1/2030	2,655,704	2,611,678	2,655,042	0.21%
CCHN Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 0.75%	9.83%	4/1/2030	3,283,459	3,283,459	3,282,640	0.26%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
CVAUSA Management, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.58%	5/22/2029	1,524,462	1,497,570	1,509,875	0.12%
CVAUSA Management, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	5/22/2029	2,955,644	2,910,797	2,927,361	0.23%
CVAUSA Management, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	5/22/2029	2,961,578	2,949,462	2,933,239	0.23%
CVAUSA Management, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 4.75% / 1.00%	4.75%	5/22/2028	—	(1,503)	—	0.00%
Dentive, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 0.75%	11.05%	12/22/2028	2,231,831	2,207,431	2,207,093	0.18%
Dentive, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 0.75%	11.05%	12/22/2028	1,225,119	1,216,883	1,209,565	0.10%
Dentive, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.75% / 0.75%	11.05%	12/22/2028	3,267,385	3,230,214	3,225,902	0.26%
Dentive, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.75% / 0.75%	11.01%	12/22/2028	622,216	614,905	622,216	0.05%
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.85% / 1.00%	10.18%	4/21/2028	7,942,716	7,885,708	7,942,716	0.63%
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	10.18%	4/21/2028	3,186,230	3,186,230	3,186,230	0.25%
DermCare Management, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	10.18%	4/21/2028	4,473,343	4,473,343	4,473,343	0.36%
DermCare Management, LLC Revolving Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.85% / 1.00%	10.18%	4/21/2028	358,523	358,523	358,523	0.03%
Elevate HD Parent, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.10% / 1.00%	10.43%	8/20/2029	1,629,209	1,604,813	1,596,374	0.13%
Elevate HD Parent, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 6.10% / 1.00%	10.43%	8/20/2029	3,283,291	3,224,840	3,217,121	0.26%
Eval Home Health Solutions Intermediate, L.L.C. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.08%	5/10/2030	2,084,861	2,057,769	2,057,080	0.16%
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% /1.00%	0.50%	5/10/2030	—	(1,019)	(389)	0.00%
Fort B.V. 2024 Term Loan	(1)(2)(3)(4)(5)(7)	6M SOFR + 6.00% / 0.00%	10.25%	5/3/2029	2,700,000	2,678,465	2,674,214	0.21%
Fort B.V. 2024 Term Loan	(1)(2)(3)(4)(5)(7)(13)	6M SOFR + 6.00% / 0.00%	10.25%	5/3/2029	3,300,000	3,269,936	3,268,484	0.26%
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/13/2030	—	—	(3,682)	0.00%
Gen4 Dental Partners OPCO, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.06%	5/13/2030	2,373,726	2,354,566	2,350,055	0.19%
Gen4 Dental Partners OPCO, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.06%	5/13/2030	3,283,417	3,254,953	3,250,674	0.26%
Gen4 Dental Partners OPCO, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/13/2030	—	—	(2,860)	0.00%
Hardenbergh Group, Inc., The Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 2.00%	10.90%	8/7/2028	7,048,109	6,983,041	6,978,794	0.56%
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/15/2028	—	2,087	(12,771)	0.00%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.50%	12/15/2028	1,612,991	1,586,059	1,580,615	0.13%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.50%	12/15/2028	3,283,417	3,226,259	3,217,514	0.26%
Houseworks Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.50%	12/15/2028	1,511,741	1,504,421	1,494,176	0.12%
Houseworks Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.50%	12/15/2028	2,456,250	2,365,517	2,371,665	0.19%
KabaFusion Parent LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.30%	11/24/2031	5,685,809	5,661,236	5,663,627	0.45%
KabaFusion Parent LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.30%	11/24/2031	5,685,809	5,661,236	5,663,627	0.45%
KabaFusion Parent LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/24/2031	—	(6,491)	—	0.00%
MB2 Dental Solutions, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.83%	2/13/2031	4,258,383	4,225,917	4,232,690	0.34%
MB2 Dental Solutions, LLC Revolving Commitment	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2031	—	(2,412)	(2,561)	0.00%
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.82%	2/13/2031	530,211	527,674	530,211	0.04%
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.83%	2/13/2031	616,624	612,879	611,336	0.05%
Medina Health, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.55%	10/20/2028	3,016,555	2,972,351	2,968,126	0.24%
Medina Health, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2028	—	(5,287)	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
Medrina, LLC Initial Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.13%	10/20/2029	384,220	376,490	378,025	0.03%
Medrina, LLC Initial Term Loan Facility	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	10.13%	10/20/2029	3,283,333	3,208,624	3,230,393	0.26%
Medrina, LLC Initial Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.25%	10/20/2029	615,479	603,486	615,479	0.05%
Medrina, LLC Revolving Facility	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2029	—	(9,638)	—	0.00%
NORA Acquisition, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.35% / 1.00%	10.65%	8/31/2029	58,333	51,071	54,205	0.00%
NORA Acquisition, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.35% / 1.00%	10.65%	8/31/2029	3,056,188	2,994,450	3,001,176	0.24%
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.31%	10/29/2027	334,757	316,998	334,283	0.03%
North Haven USHC Acquisition, Inc. Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.38%	10/29/2027	2,672,445	2,656,954	2,663,145	0.21%
OIA Acquisition, LLC Effective Date Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.60% / 1.00%	9.82%	10/19/2027	4,653,807	4,630,826	4,653,807	0.37%
Point Quest Acquisition, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.72%	8/14/2028	615,705	607,956	603,333	0.05%
Point Quest Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.63%	8/14/2028	4,786,884	4,728,140	4,690,591	0.37%
Point Quest Acquisition, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.40% / 1.00%	9.68%	8/14/2028	812,107	799,062	803,480	0.06%
Point Quest Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 1.00% / 1.00%	9.73%	11/14/2031	4,681,780	4,618,249	4,647,200	0.37%
Premise Health Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.55%	3/3/2031	1,531,141	1,520,934	1,531,141	0.12%
PTSH Intermediate Holdings, LLC 2024 Second Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.65% / 0.75%	9.95%	12/17/2027	11,607,935	11,455,828	11,452,955	0.91%
RBFD Buyer, LLC Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.31%	10/31/2030	235,071	227,780	227,974	0.02%
RBFD Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/31/2030	—	(3,276)	(3,528)	0.00%
RBFD Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	10/31/2030	2,765,265	2,733,984	2,730,936	0.22%
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.00%	0.75%	3/19/2032	—	(2,474)	—	0.00%
Rcp Nats Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.00%	9.32%	3/19/2032	10,304,727	10,227,645	10,230,237	0.82%
Rcp Nats Purchaser, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	3/19/2032	—	(10,448)	—	0.00%
RCP TCT, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.01% / 1.00%	9.34%	12/31/2027	3,783,051	3,767,285	3,745,221	0.30%
Salt Dental Collective, LLC 2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.18%	2/15/2028	1,517,769	1,517,769	1,517,769	0.12%
Salt Dental Collective, LLC Columbia Acquisition Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.75% / 1.00%	11.18%	2/15/2028	130,491	130,491	130,491	0.01%
Salt Dental Collective, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.85% / 1.00%	11.18%	2/15/2028	1,635,438	1,625,078	1,635,438	0.13%
Salt Dental Collective, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.85% / 1.00%	11.18%	2/15/2028	3,283,312	3,228,220	3,283,312	0.26%
Salt Dental Collective 11th Amendment Inc Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.00%	11.18%	2/15/2028	435,378	435,378	435,378	0.03%
Salt Dental Collective 13th Amendment Inc Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.18%	2/15/2028	30,030	30,030	30,030	0.00%
Salt Dental Collective 15th Amendment Inc Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.18%	2/15/2028	21,018	21,018	21,018	0.00%
Salt Dental Collective District Acq. Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.18%	2/15/2028	103,060	103,060	103,060	0.01%
Salt Dental Collective Eighth Amendment Inc Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 11.18% /1.00%	11.18%	2/15/2028	868,545	868,545	868,545	0.07%
Salt Dental Collective First Amendment Inc Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 11.18% /1.00%	11.18%	2/15/2028	539,385	539,385	539,385	0.04%
Salt Dental Collective Ninth Amendment Inc Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 11.18% / 1.00%	11.18%	2/15/2028	1,712,761	1,712,761	1,712,761	0.14%
Salt Dental Collective Scott Acq. Inc Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 11.18% / 1.00%	11.18%	2/15/2028	158,883	158,883	158,883	0.01%
Salt Dental Collective Second Amendment Inc Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 11.18% / 1.00%	11.18%	2/15/2028	1,186,647	1,186,647	1,186,647	0.09%
Salt Dental Collective Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.18%	2/15/2028	123,578	123,578	123,578	0.01%
Salt Dental Collective Tenth Amendment Inc Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.18%	2/15/2028	101,454	101,454	101,454	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
Salt Dental Collective Third Amendment Inc Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.18%	2/15/2028	2,176,640	2,176,640	2,176,640	0.17%
Surgical Center Solutions, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/25/2031	—	(20,521)	(3,129)	0.00%
Surgical Center Solutions, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	9.08%	3/25/2031	3,319,814	3,276,779	3,273,900	0.26%
Surgical Center Solutions, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	9.08%	3/25/2031	30,037	17,648	23,103	0.00%
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.10% / 1.00%	10.38%	3/30/2027	1,858,148	1,851,568	1,804,324	0.14%
TheKey, LLC Tranche B-1 Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	10.53%	3/30/2027	91,172	90,851	88,531	0.01%
Home Care Assistance, LLC Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 1.00% / 1.00%	10.53%	3/30/2027	3,024,230	3,012,348	2,946,979	0.23%
Vital Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.80%	8/7/2030	785,791	771,870	770,022	0.06%
Vital Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%	8/7/2030	1,397,440	1,385,084	1,369,395	0.11%
Vital Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.80%	8/7/2030	3,283,459	3,223,915	3,217,564	0.26%
Vital Purchaser, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/7/2030	—	20,218	—	0.00%

						$209,901,537	$209,940,894	16.73%
Health Care Technology
Badge 21 Midco Holdings LLC Amendment No. 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	6/30/2032	$—	$(20,199)	$(20,207)	0.00%
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.00%	9.30%	6/30/2032	6,000,000	5,940,005	5,940,000	0.47%
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.00%	9.30%	6/30/2032	4,964,646	4,915,004	4,914,999	0.39%
Badge 21 Midco Holdings LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	6/30/2032	—	(12,779)	(12,783)	0.00%
Bobcat Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	9.05%	6/14/2030	467,857	459,082	467,857	0.04%
Bobcat Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	9.05%	6/14/2030	1,497,143	1,469,036	1,488,322	0.12%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Five Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.80%	6/24/2026	164,195	163,520	163,626	0.01%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Four Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%	6/24/2026	2,005,507	1,997,264	1,998,589	0.16%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Six Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%	6/24/2026	572,928	570,574	570,952	0.05%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Three Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%	6/24/2026	548,450	548,450	546,558	0.04%
GHA Buyer, Inc. (aka Cedar Gate) Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%	6/24/2026	155,087	154,450	154,552	0.01%
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/24/2026	—	(1,007)	—	0.00%
Iodine Software, LLC Closing Date Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	5/19/2027	53,790	53,790	53,787	0.00%
Iodine Software, LLC Closing Date Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.58%	5/19/2027	1,989,664	1,989,664	1,989,533	0.16%
Iodine Software, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/19/2027	—	—	—	0.00%
Iodine Software, LLC Term B Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.58%	5/19/2027	1,401,226	1,401,226	1,401,133	0.11%

						$19,628,080	$19,656,918	1.56%
Heavy Electrical Equipment
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/11/2028	$—	$(623)	$(1,538)	0.00%
Faraday Buyer, LLC First Amendment Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.30%	10/11/2028	577,776	570,884	575,443	0.05%

						$570,261	$573,905	0.05%
Highways & Railtracks
R1 Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	10.49%	12/29/2028	$4,899,498	$4,865,990	$4,859,217	0.39%
Home Improvement Retail
TMSC OpCo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/30/2026	$—	$—	$—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Home Improvement Retail (continued)
TMSC OpCo, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.43%	4/30/2026	3,598,874	3,598,874	3,598,874	0.29%

						$3,598,874	$3,598,874	0.29%
Homebuilding
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.10% / 1.50%	11.43%	11/27/2028	$1,571,869	$1,551,495	$1,536,657	0.12%
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 7.10% / 1.50%	11.43%	11/27/2028	3,222,212	3,180,468	3,150,030	0.25%
Centex Acquisition, LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.00%	9.67%	5/9/2029	507,408	499,833	499,797	0.04%
Centex Acquisition, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.35% / 1.00%	9.67%	5/9/2029	202,963	202,963	195,449	0.02%
Centex Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.35% / 1.00%	9.67%	5/9/2029	3,945,682	3,884,479	3,844,270	0.31%

						$9,319,238	$9,226,203	0.74%
Hotels, Resorts & Cruise Lines
Pyramid Management Advisors, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.25%	9.53%	1/19/2028	$1,616,543	$1,580,692	$1,616,543	0.13%
Pyramid Management Advisors, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.25%	9.53%	1/19/2028	3,283,206	3,255,193	3,283,206	0.26%
Stonebridge Companies, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/16/2031	—	(18,449)	(21,374)	0.00%
Stonebridge Companies, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/16/2030	—	(12,238)	(14,249)	0.00%
Stonebridge Companies, LLC Term B Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.33%	5/16/2031	3,291,686	3,259,415	3,258,686	0.26%
Stonebridge Companies, LLC Term B Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	5/16/2031	3,291,686	3,275,181	3,258,686	0.26%

						$11,339,794	$11,381,498	0.91%
Household Appliances
Dusk Acquisition II Corporation Term Loan Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.30%	12/19/2029	$6,965,000	$6,837,858	$6,823,182	0.54%
Dusk Acquisition II Corporation Term Loan Incremental	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.30%	12/19/2029	6,965,000	6,837,858	6,823,182	0.54%
Evriholder Acquisition, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.90% / 1.50%	11.20%	1/24/2028	3,846,626	3,813,890	3,822,745	0.31%
WF Enterprises, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.60% / 1.00%	8.90%	11/9/2027	4,486,697	4,466,461	4,486,697	0.36%

						$21,956,067	$21,955,806	1.75%
Household Products
Zep Holdco Inc. Initial Term Loan (aka TL Atlas Merger)	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.30%	6/30/2031	$6,000,000	$5,940,009	$5,940,000	0.47%
Zep Holdco Inc. Initial Term Loan (aka TL Atlas Merger)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	6/30/2031	8,007,000	7,926,942	7,926,930	0.63%
Zep Holdco Inc. Revolving Credit Loan (aka TL Atlas Merger)	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.30%	6/30/2031	257,600	236,678	236,670	0.02%

						$14,103,629	$14,103,600	1.12%
Housewares & Specialties
AmerCareRoyal, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/10/2030	$—	$—	$—	0.00%
AmerCareRoyal, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	9/10/2030	1,288,705	1,288,705	1,286,267	0.10%
AmerCareRoyal, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.33%	9/6/2031	696,500	690,482	688,393	0.06%
AmerCareRoyal, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	9/6/2031	4,012,368	3,977,017	3,965,665	0.32%
AmerCareRoyal, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.33%	9/6/2031	3,383,000	3,353,813	3,343,623	0.27%
AmerCareRoyal, LLC U.S. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.33%	9/6/2031	918,675	908,301	918,675	0.07%
Axis Portable Air, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/22/2028	—	(6,722)	—	0.00%
Axis Portable Air LLC Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.80%	3/22/2028	731,031	727,659	725,996	0.06%
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.80%	3/22/2028	308,731	306,552	300,764	0.02%
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.80%	3/22/2028	3,283,380	3,207,455	3,198,651	0.25%
Axis Portable Air, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.80%	3/22/2028	868,352	862,088	852,258	0.07%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Housewares & Specialties (continued)
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.80%	3/22/2028	3,861,535	3,837,785	3,821,989	0.30%
TPC US Parent, LLC Fourth Amendment Incremental Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	10.20%	11/22/2025	740,625	736,776	736,687	0.06%

						$19,889,911	$19,838,968	1.58%
Human Resource & Employment Services
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.26% / 1.00%	10.56%	3/26/2029	$4,537,085	$4,461,285	$4,461,466	0.36%
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.26% / 1.00%	10.56%	3/26/2029	3,382,915	3,321,084	3,326,532	0.27%
PCS Midco, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.05%	3/1/2030	1,814,487	1,789,734	1,787,967	0.14%
PCS Midco, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.05%	3/1/2030	9,183	8,882	8,910	0.00%
PCS Midco, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	10.05%	3/1/2030	1,406	1,172	1,132	0.00%
Prestige Employee Administrators, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.25%	9.74%	1/14/2030	319,085	309,992	309,512	0.02%
Prestige Employee Administrators, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.25%	9.74%	1/14/2030	6,683,989	6,589,244	6,583,729	0.52%

						$16,481,393	$16,479,248	1.31%
Industrial Machinery
Astro Acquisition, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.47%	12/13/2027	$7,900,000	$7,840,271	$7,805,202	0.62%
Helios Service Partners, LLC Delayed Draw Term Loan 2022	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	3/19/2027	—	(10,479)	(13,690)	0.00%
Helios Service Partners, LLC Third Amendement Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.58%	3/19/2027	1,012,500	978,524	1,008,319	0.08%
Ideal Components Acquisition, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	6/30/2032	—	(17,755)	(17,761)	0.00%
Ideal Components Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.30%	6/30/2032	6,000,000	5,940,005	5,940,000	0.47%
Ideal Components Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.30%	6/30/2032	3,669,803	3,633,108	3,633,105	0.29%
Ideal Components Acquisition, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/30/2032	—	(14,795)	(14,801)	0.00%
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.03%	12/7/2028	5,639,496	5,575,350	5,579,551	0.44%
Orion Group HoldCo, LLC Term Loan (Astra Services Partners)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.26% / 1.00%	9.56%	3/19/2027	4,382,485	4,359,604	4,373,335	0.35%
Sonny’s Enterprises, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	9.93%	8/5/2028	889,470	880,879	874,349	0.07%
Sonny’s Enterprises, LLC Restatement Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	9.95%	8/5/2028	4,016,630	3,977,331	3,948,347	0.31%
Sonny’s Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.65% / 1.00%	9.93%	8/5/2028	35,730	32,952	35,730	0.00%
Tank Holding Corp. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.10% / 0.75%	10.41%	3/31/2028	4,964,266	4,913,144	4,987,619	0.40%
Tank Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.85% / 0.75%	10.18%	3/31/2028	4,898,990	4,849,452	4,850,627	0.39%

						$42,937,591	$42,989,932	3.42%
Insurance Brokers
Alkeme Intermediary Holdings, LLC Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.55%	10/28/2026	$4,964,186	$4,911,082	$4,921,748	0.39%
Alkeme Intermediary Holdings, LLC Tenth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.56%	10/28/2026	1,599,561	1,581,554	1,599,384	0.13%
Arden Insurance Services LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.35% / 1.00%	0.35%	11/26/2030	—	(14,669)	(25,757)	0.00%
Arden Insurance Services LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	11/26/2030	8,422,460	8,348,017	8,339,085	0.66%
Arden Insurance Services LLC Term A Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.30%	11/26/2030	3,283,500	3,254,388	3,250,996	0.26%
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.56%	4/14/2028	3,741,187	3,708,056	3,712,730	0.30%
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	9.92%	11/30/2029	744,816	737,450	744,816	0.06%
Inszone Mid, LLC A&R Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.55%	11/30/2029	739,942	737,348	739,942	0.06%
Integrity Marketing Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.33%	8/25/2028	12,406,254	12,392,460	12,406,254	0.99%
Keystone Agency Partners LLC Delayed Draw Term Loan E	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	9.05%	5/3/2027	147,895	148,632	149,252	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Insurance Brokers (continued)
Keystone Agency Partners LLC Seventh Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	9.05%		5/3/2027	176,828	176,828	176,817	0.01%
Keystone Agency Partners LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	9.05%		5/3/2027	2,946,593	2,929,549	2,899,673	0.23%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 0.75%	10.07%		11/1/2029	186,520	184,810	186,520	0.01%
Oakbridge Insurance Agency LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.06%		11/1/2029	448,321	445,815	448,321	0.04%
SageSure Holdings, LLC Amendment No. 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.50%	1.00%		1/28/2030	—	(22,865)	—	0.00%
SageSure Holdings, LLC Amendment No. 1 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.86% / 0.50%	9.19%		1/28/2030	5,348,072	5,312,481	5,307,156	0.42%
Tricor, LLC Amendment No.5 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.10% / 1.00%	9.43%		10/22/2026	48,592	45,017	46,272	0.00%
Tricor, LLC Amendment No.5 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.10% / 1.00%	9.43%		10/22/2026	291,549	287,205	289,652	0.02%
Tricor, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.43%		10/22/2026	1,186,454	1,186,454	1,186,454	0.09%
Tricor, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		10/22/2026	—	—	—	0.00%
Tricor, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	9.43%		10/22/2026	3,156,995	3,156,995	3,156,995	0.25%
World Insurance Associates A&R Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%		4/3/2030	16,059,750	16,061,155	16,056,813	1.28%
Worldwide Insurance Network, LLC 2025 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%		5/28/2030	—	(21,550)	(21,900)	0.00%
Worldwide Insurance Network, LLC DDTL	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 1.00% / 0.75%	10.10%		5/28/2030	1,373,103	1,365,109	1,373,103	0.11%
Worldwide Insurance Network, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.70% / 0.75%	10.00%		5/28/2030	2,480,625	2,460,442	2,470,385	0.20%

							$69,371,763	$69,414,711	5.52%
Integrated Telecommunication Services
Socket Holdings Corporation Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%		3/31/2031	$—	$(17,629)	$(15,412)	0.00%
Socket Holdings Corporation IdeaTek Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.58%		3/31/2031	1,792,603	1,775,337	1,765,714	0.14%
Socket Holdings Corporation Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%		3/31/2031	—	(4,552)	(3,977)	0.00%
Socket Holdings Corporation Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.58 1.00	% / %	3/31/2031	1,816,827	1,790,367	1,789,575	0.14%

							$3,543,523	$3,535,900	0.28%
Interactive Home Entertainment
Five Star Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.15% / 1.50%	12.48 1.00	% / %	2/23/2028	$55,949	$54,857	$54,411	0.00%
Track Branson Opco, LLC, The Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.50%	0.50%		2/23/2028	—	(2,119)	(1,784)	0.00%
Track Branson OpCo, LLC, The Term Loan A	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 8.15% / 1.50%	12.45%		2/23/2028	1,571,478	1,543,197	1,549,477	0.12%

							$1,595,935	$1,602,104	0.12%
Internet & Direct Marketing Retail
Berlin Rosen Acquisition, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.92%		1/14/2027	$1,333,776	$1,280,950	$1,320,776	0.10%
Berlin Rosen Acquisition, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.60% / 1.00%	9.92%		1/14/2027	765,619	758,063	758,156	0.06%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.60% / 1.00%	9.92%		1/14/2027	1,813,690	1,799,028	1,798,664	0.14%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 1.00%	9.92%		1/14/2027	1,813,690	1,799,028	1,798,664	0.14%
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 1.00%	9.92%		1/14/2027	2,255,739	2,237,292	2,231,953	0.18%
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.92%		1/14/2027	1,358,225	1,348,728	1,343,903	0.11%
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.60% / 1.00%	9.92%		1/14/2027	3,386,076	3,355,888	3,350,372	0.27%

							12,578,977	$12,602,488	1.00%
Internet Services & Infrastructure
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.30%		12/31/2027	$6,796,643	$6,703,186	$6,795,233	0.54%
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.33%		11/30/2029	3,497,081	3,464,673	3,492,939	0.28%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Internet Services & Infrastructure (continued)
Salute Mission Critical, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/30/2029	—	(6,010)	(829)	0.00%
Salute Mission Critical, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.33%	11/30/2029	789,394	782,787	780,919	0.06%
Salute Mission Critical, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	11/30/2029	4,175,282	4,139,405	4,130,460	0.33%
Salute Mission Critical, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.33%	11/30/2029	3,283,447	3,255,369	3,248,199	0.26%

						$18,339,410	$18,446,921	1.47%
Investment Banking & Brokerage
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.58%	6/30/2028	$2,801,314	$2,798,215	$2,801,314	0.22%
Cherry Bekaert Advisory LLC Amendment No. 1 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.58%	6/30/2028	2,151,572	2,132,170	2,141,554	0.17%
DOXA Insurance Holdings LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.75%	9.57%	12/20/2030	465,410	463,232	465,410	0.04%
DOXA Insurance Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.55%	12/20/2030	494,085	494,085	494,085	0.04%

						$5,887,702	$5,902,363	0.47%
IT Consulting & Other Services
ACP Avenu Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	9.05%	10/2/2029	$666,902	$661,775	$666,902	0.05%
ACP Avenu Buyer, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	1M SOFR + 1.00% / 1.00%	1.00%	10/2/2029	—	(2,164)	(2,289)	0.00%
ACP Avenu Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	9.05%	10/2/2029	1,537,905	1,507,704	1,465,516	0.12%
ACP Avenu Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2029	—	(6,654)	(9,255)	0.00%
ACP Avenu Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	9.02%	10/2/2029	540,803	537,044	535,395	0.04%
Alta Buyer, LLC 2025 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	12/21/2027	208,108	208,108	207,977	0.02%
Alta Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	12/21/2027	1,102,866	1,091,224	1,095,125	0.09%
Alta Buyer, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	12/21/2027	569,862	570,034	562,343	0.04%
Alta Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	12/21/2027	3,742,429	3,703,582	3,672,374	0.29%
Argano, LLC 2025 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.08%	9/13/2029	2,479,200	2,438,249	2,452,752	0.20%
Argano, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.07%	9/13/2029	2,854,780	2,816,007	2,809,764	0.22%
Argano, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.07%	9/13/2029	5,819,863	5,756,573	5,728,093	0.46%
Argano, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.07%	9/13/2029	3,383,000	3,339,310	3,329,655	0.27%
Argano, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/13/2029	—	(4,590)	(2,379)	0.00%
BCM One, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.84%	11/17/2027	4,639,503	4,623,937	4,636,606	0.37%
By Light Professional IT Services LLC Existing Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.47% / 1.00%	10.79%	11/16/2026	1,805,955	1,794,999	1,805,955	0.14%
By Light Professional IT Services LLC Seventh Additional Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.47% / 1.00%	10.79%	11/16/2026	3,702,514	3,661,450	3,658,617	0.29%
Cyber Advisors, LLC Delayed Draw Term Loan Amendment No. 5	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.70%	12/31/2031	7,391,815	7,318,899	7,384,548	0.59%
Cyber Advisors, LLC Term Loan Amendment No. 6	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.72%	7/18/2028	4,666,341	4,624,416	4,615,587	0.37%
Enverus Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.82%	12/24/2029	29,327	28,179	29,327	0.00%
Enverus Holdings, Inc.Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	12/24/2029	—	(8,826)	(557)	0.00%
Enverus Holdings, Inc.Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.83%	12/24/2029	164,354	164,354	164,270	0.01%
Enverus Holdings, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.83%	12/24/2029	5,261,990	5,201,663	5,259,276	0.42%
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2029	—	—	—	0.00%
Guidepoint Security Holdings, LLC First Amendment Term A Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	10/2/2029	140,111	138,262	137,890	0.01%
Guidepoint Security Holdings, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	9.58%	10/2/2029	298,078	298,078	298,078	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
IT Consulting & Other Services (continued)
IG Investments Holdings, LLC 2024 Refinancing Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.28%	9/22/2028	5,924,190	5,924,190	5,924,190	0.47%
Improving Holdco, Inc. Revolving Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.50% / 1.00%	10.92%	7/26/2027	36,558	31,436	32,519	0.00%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.65% / 1.00%	10.91%	7/26/2027	4,672,712	4,607,327	4,608,917	0.37%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.65% / 1.00%	10.91%	7/26/2027	3,421,687	3,362,427	3,374,972	0.27%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.91%	7/26/2027	4,192,956	4,125,969	4,135,711	0.33%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.65% / 1.00%	10.91%	7/26/2027	3,283,625	3,229,031	3,238,795	0.27%
Lighthouse Technologies Holding Corp. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.45%	4/30/2027	154,393	154,182	154,393	0.01%
Lighthouse Technologies Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.45%	4/30/2027	7,965,334	7,941,471	7,961,388	0.63%
Lighthouse Technologies Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.15% / 1.00%	9.45%	4/30/2027	3,382,058	3,382,058	3,380,383	0.27%
Lighthouse Technologies Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/30/2027	—	—	(605)	0.00%
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.26% / 0.75%	9.56%	6/15/2029	3,051,436	2,995,312	3,044,131	0.24%
Redwood Services Group, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.55%	6/15/2029	7,051,466	6,986,052	6,975,301	0.56%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.05%	6/15/2029	347,600	339,839	342,096	0.03%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	6/15/2029	—	(1,411)	(2,321)	0.00%
Rural Sourcing Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	12.25%	6/15/2029	149,600	144,397	148,280	0.01%
Rural Sourcing Holdings, Inc. Term Loan Amendment No. 1	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.05%	12/31/2032	261,360	258,974	256,989	0.02%
Rural Sourcing Holdings, Inc. Tranche B Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	9.92%	6/15/2029	1,552,320	1,517,139	1,544,558	0.12%
Upstack Holdco Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.24%	8/23/2031	625,000	608,180	625,000	0.05%
Upstack Holdco Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.24%	8/25/2031	281,250	270,299	281,250	0.02%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.33%	8/25/2031	800,000	792,593	791,557	0.06%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.33%	8/25/2031	4,025,000	3,989,239	3,982,521	0.32%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	9.33%	8/25/2031	3,300,000	3,270,548	3,265,173	0.26%
VRC Companies, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.78%	6/29/2027	5,882,730	5,858,678	5,873,255	0.47%
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.53%	6/29/2027	2,748,387	2,729,574	2,732,535	0.22%
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.82%	6/29/2027	1,983,611	1,978,487	1,981,401	0.16%

						$114,957,604	$115,153,959	9.18%
Leisure Facilities
Concert Golf Partners Holdco LLC Initial Term Loan (2022)	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 4.50% / 0.75%	8.88%	4/1/2030	$4,898,990	$4,887,431	$4,789,836	0.38%
Concert Golf Partners Holdco LLC.Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 0.50% / 0.75%	8.88%	3/31/2031	449,001	445,706	428,475	0.03%
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.80%	4/27/2029	1,658,333	1,613,179	1,658,333	0.13%
Excel Fitness Holdings, Inc. Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.80%	4/27/2029	469,524	466,673	449,548	0.04%
Excel Fitness Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.80%	4/27/2029	3,300,000	3,226,867	3,291,811	0.26%
Rocket Youth Brands HoldCo LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/20/2031	—	(10,686)	(10,727)	0.00%
Rocket Youth Brands HoldCo LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.32%	6/20/2031	1,072,734	1,067,370	1,067,370	0.09%
Rocket Youth Brands HoldCo LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.32%	6/20/2031	1,072,734	1,067,370	1,067,370	0.09%
Rocket Youth Brands HoldCo LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/20/2031	—	(1,602)	(1,609)	0.00%

						$12,762,308	$12,740,407	1.02%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Leisure Products
BCI Burke Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.30%		12/14/2027	$1,177,159	$1,169,946	$1,177,159	0.09%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		12/14/2027	—	(7,923)	—	0.00%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%		12/14/2027	—	(9,702)	—	0.00%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.00% / 1.00%	10.30%		12/14/2027	368,060	365,130	364,394	0.03%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.30%		12/14/2027	4,592,567	4,556,009	4,546,826	0.36%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	10.30%		12/14/2027	3,382,537	3,352,845	3,348,848	0.27%
KSKI Holdings 2, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 7.50% / 1.25%	11.80%		6/30/2028	1,558,323	1,528,097	1,508,754	0.12%
KSKI Holdings 2, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	6M SOFR + 7.50% / 1.25%	11.80%		6/30/2028	3,446,048	3,362,164	3,336,432	0.27%
Painful Pleasures, LLC Term Loan fka Artifex	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.94 5.50	% / %	8/31/2026	1,200,285	1,199,291	1,200,285	0.09%
Painful Pleasures, LLC Third Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.94 5.50	% / %	8/31/2026	3,719,103	3,710,065	3,711,772	0.30%

							$19,225,922	$19,194,470	1.53%
Life & Health Insurance
AmeriLife Holdings LLC 2024 Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.33%		8/31/2028	$135,822	$128,413	$127,584	0.01%
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%		8/31/2029	—	(7,751)	(8,386)	0.00%
AmeriLife Holdings LLC Amendment No. 5 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.00%	9.26%		8/31/2029	9,818,433	9,769,340	9,768,804	0.78%
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	9.05%		6/1/2030	12,186,751	12,076,552	12,069,566	0.96%
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		6/1/2030	—	(14,710)	—	0.00%

							$21,951,844	$21,957,568	1.75%
Life Sciences Tools & Services
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.53 3.75	% / %	9/30/2030	$107,575	$105,808	$107,513	0.01%
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed TL	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%		9/30/2030	7,848	7,661	7,795	0.00%
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%		9/30/2030	—	(187)	(53)	0.00%
Bamboo US BidCo LLC (aka Baxter) USD TL	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.53 3.75	% / %	9/30/2030	703,085	697,268	699,786	0.06%
KL Charlie Acquisition Company Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		12/30/2026	—	864	—	0.00%
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.93%		12/30/2026	2,588,380	2,578,840	2,546,265	0.20%
KL Charlie Acquisition Company Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.93%		12/30/2026	1,955,992	1,937,968	1,907,345	0.15%
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.93%		12/30/2026	215,918	218,883	211,860	0.02%
KL Moon Acquisition, LLC 2024 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.75% / 1.00%	12.03 2.75	% / %	2/1/2029	661,316	647,334	647,983	0.05%
KL Moon Acquisition, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.75% / 1.00%	12.03 2.75	% / %	2/1/2029	1,657,975	1,641,865	1,640,971	0.13%
KL Moon Acquisition, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.75% / 1.00%	12.03 2.75	% / %	2/1/2029	355,582	355,582	355,582	0.03%

							$8,191,886	$8,125,047	0.65%
Metal & Glass Containers
Keg Logistics LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.90% / 1.00%	11.23%		11/23/2027	$4,420,680	$4,381,492	$4,401,097	0.35%
Office Services & Supplies
Advanced Web Technologies Holding Company Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.44 2.25	% / %	12/17/2026	$784,574	$775,622	$783,030	0.07%
Advanced Web Technologies Holding Company Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.07%		12/17/2026	39,100	39,100	39,015	0.00%
Advanced Web Technologies Holding Company Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.44 2.25	% / %	12/17/2026	1,994,210	1,971,651	1,990,284	0.16%
Ergotron Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 0.75%	9.33%		7/6/2028	4,496,222	4,496,222	4,496,222	0.36%
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.15% / 1.00%	10.45%		12/15/2026	549,250	522,362	527,743	0.04%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Office Services & Supplies (continued)
Forward Solutions, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	10.45%		12/15/2026	653,705	645,631	647,837	0.05%

							$8,450,588	$8,484,131	0.68%
Other Diversified Financial Services
Archer Lewis, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.05%		8/28/2029	$32,180	$31,779	$31,778	0.00%
Archer Lewis, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.05%		8/28/2029	6,446	6,043	6,042	0.00%
Archer Lewis, LLC Initial Revolving Facility	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		8/28/2029	—	(808)	(810)	0.00%
Archer Lewis, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.05%		8/28/2029	2,282,502	2,254,078	2,253,970	0.18%
Convera International Financial S.a r.l. Incremental Term Loan	(1)(3)(5)(7)(9)(10)(21)	3M SOFR + 6.15% / 0.75%	10.45%		3/1/2028	2,940,000	2,898,557	2,893,829	0.23%
Convera International Financial S.a r.l. Incremental Term Loan 2024	(1)(3)(5)(7)(9)(10)(21)	3M SOFR + 6.15% / 0.75%	10.45%		3/1/2028	402,072	396,958	396,938	0.03%
Harris & Co. LLC Delayed Draw Term A Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.33%		8/9/2030	32,185	31,864	31,863	0.00%
Harris & Co. LLC Delayed Draw Term B Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.33%		8/9/2030	17,826	17,503	17,502	0.00%
Harris & Co. LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.33%		8/9/2030	3,053,969	3,023,512	3,023,429	0.24%
Harris & Co. LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		6/27/2031	—	(1,296)	(1,296)	0.00%
Lido Advisors, LLC Eight Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.32%		5/10/2032	172,775	171,061	172,775	0.01%
Lido Advisors, LLC Eighth Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%		5/10/2032	—	(5,643)	(5,759)	0.00%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.80%		5/10/2032	1,706,972	1,668,931	1,696,361	0.14%
Lido Advisors, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.82%		5/10/2032	67,190	65,211	65,174	0.01%
Lido Advisors, LLC Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.76%		5/10/2032	1,675,565	1,649,167	1,675,565	0.13%

							$12,206,917	$12,257,361	0.97%
Packaged Foods & Meats
Chef Merito, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.15% / 1.00%	10.45%		7/15/2028	$422,059	$422,059	$422,059	0.03%
Chef Merito, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.15% / 1.00%	10.45%		7/15/2028	422,059	422,059	422,059	0.03%
Chef Merito, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.15% / 1.00%	10.45%		7/15/2028	339,664	343,357	338,381	0.03%
Chef Merito, LLC First Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.25% / 1.00%	10.53%		7/15/2028	2,545,321	2,491,381	2,545,321	0.20%
Chef Merito, LLC Second Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.45%		7/15/2028	1,130,136	1,112,300	1,118,506	0.09%
Demakes Borrower, LLC Term B Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.30%		12/12/2029	342,886	342,886	342,886	0.03%
Gastronome Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.15% / 1.00%	9.45%		11/18/2027	4,729,986	4,709,765	4,729,986	0.38%
Huron Bidco, INC. Incremental Term Loan B1 (KNPC Holdco)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.11%		10/22/2029	733,241	724,711	722,336	0.06%
KNPC Holdco, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.86%		10/22/2029	4,863,690	4,807,115	4,788,914	0.38%
KNPC Holdco, LLC Tranche D-1 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	10.11%		10/22/2029	4,987,500	4,987,500	4,987,500	0.40%
Patriot Foods Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.47%		12/24/2029	4,925,000	4,865,793	4,828,149	0.38%
Signature Brands, LLC Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.76% / 1.75%	11.09 3.00	% / %	5/4/2028	4,847,209	4,776,089	3,784,895	0.30%
Signature Brands, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.76% / 1.75%	11.04%		5/4/2028	273,713	270,944	273,440	0.02%
Signature Investor LLC Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.75%	0.00%		5/4/2028	—	—	—	0.00%
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.07%		3/31/2029	2,292,169	2,179,848	2,292,169	0.18%
Western Smokehouse Partners, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		3/31/2029	—	(2,358)	(1,494)	0.00%
Western Smokehouse Partners, LLC Term Loan Third Ammendment	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.07%		3/31/2028	6,229,613	6,138,341	6,224,381	0.50%

							$38,591,790	$37,819,488	3.01%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread/Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Paper Packaging
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.53%	1/31/2032	$229,693	$226,880	$227,527	0.02%
Arctic Holdco, LLC Initial Refinancing Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	9.55%	1/31/2031	89,136	86,830	86,837	0.01%
Arctic Holdco, LLC Tranche B Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.55%	1/31/2032	3,251,982	3,222,443	3,221,788	0.26%
WCHG Buyer, Inc. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	4/10/2031	12,925,352	12,867,391	12,845,159	1.02%

						$16,403,544	$16,381,311	1.31%
Personal Products
Curio Brands, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.55%	4/2/2031	$12,943,137	$12,819,983	$12,813,706	1.02%
Curio Brands, LLC Multi Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/2/2031	—	(10,088)	(10,523)	0.00%
Curio Brands, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/2/2031	—	(10,094)	(10,523)	0.00%
Kinetic Purchaser, LLC—Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	10.45%	11/10/2027	2,019,299	1,971,069	1,957,584	0.16%
Loving Tan Intermediate II Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.80%	5/31/2028	2,714,977	2,661,583	2,649,509	0.21%
Loving Tan Intermediate II Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 1.00%	9.80%	5/31/2028	103,704	98,003	96,202	0.01%
Phoenix YW Buyer, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/31/2030	—	(2,858)	—	0.00%
Phoenix YW Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	5/31/2030	4,340,558	4,285,116	4,270,176	0.34%
Phoenix YW Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.33%	5/31/2030	3,115,124	3,072,644	3,064,612	0.24%
RoC Holdco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	10.07%	2/21/2031	831,778	825,842	822,627	0.06%
RoC Holdco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 0.75%	10.07%	2/21/2031	3,382,872	3,353,872	3,345,654	0.27%
RoC Holdco LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/21/2030	—	(4,891)	(2,632)	0.00%

						$29,060,181	$28,996,392	2.31%
Pharmaceuticals
Creek Parent, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.57%	12/18/2031	$14,040,810	$13,912,860	$13,887,573	1.11%
Creek Parent, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 4.75% / 0.75%	4.75%	12/18/2031	—	(18,786)	(22,089)	0.00%
Packaging Coordinators Midco, Inc. Initial Dollar Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.75%	0.50%	1/22/2032	—	—	(3,376)	0.00%
Packaging Coordinators Midco, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	9.02%	1/22/2032	10,456,613	10,434,472	10,422,127	0.83%
Packaging Coordinators Midco, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 4.25% / 0.75%	4.25%	1/22/2032	—	(2,451)	(844)	0.00%
PAI Middle Tier, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	9.05%	2/13/2032	8,017,606	7,903,460	7,890,519	0.63%
PAI Middle Tier, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2032	—	(24,135)	(1,461)	0.00%
Pet FLavor, LLC Term A Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.30%	12/15/2026	5,008,716	4,992,050	4,979,520	0.40%
PharmaLogic Holdings Corp. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/21/2030	—	(16,391)	(19,078)	0.00%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	6/21/2030	3,952,319	3,898,183	3,889,446	0.31%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.33%	6/21/2030	3,382,915	3,334,378	3,329,100	0.27%
Sequon, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.76% / 1.00%	10.06%	12/29/2026	4,887,862	4,856,026	4,828,782	0.38%

						$49,269,666	$49,180,219	3.93%
Real Estate Development
Discovery SL Management, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.82%	3/18/2030	$1,728,125	$1,717,615	$1,703,544	0.14%
Discovery SL Management, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.82%	3/18/2030	289,384	288,730	288,047	0.02%
Discovery SL Management, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.82%	3/18/2030	291,296	286,923	288,817	0.02%
Discovery SL Management, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/18/2030	—	(564)	(502)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Real Estate Development (continued)
							$2,292,704	$2,279,906	0.18%
Real Estate Operating Companies
Associations, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.76% / 1.00%	11.03%		7/2/2028	$380,894	$380,658	$380,167	0.03%
Associations, Inc. Special Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.76% / 1.00%	11.02%		7/3/2028	177,733	177,388	176,827	0.01%
Associations, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.76% / 0.00%	11.02 2.50	% / %	7/2/2028	6,936,524	6,907,696	6,885,852	0.55%

							$7,465,742	$7,442,846	0.59%
Real Estate Services
BBG, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.01% / 1.00%	11.31 0.25	% / %	1/8/2026	$6,269,252	$6,172,809	$5,957,819	0.47%
Vacation Rental Brands, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.51%		5/6/2032	1,670,924	1,657,905	1,654,214	0.13%
Vacation Rental Brands, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.51%		5/6/2032	8,431,262	8,346,950	8,346,950	0.67%
Vacation Rental Brands, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		5/6/2032	—	(8,070)	(4,420)	0.00%
Vacation Rental Brands, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	9.57%		5/6/2032	332,141	322,121	321,921	0.03%

							$16,491,715	$16,276,484	1.30%
Research & Consulting Services
Accelevation LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.31%		1/2/2031	$312,092	$283,856	$309,447	0.02%
Accelevation LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.32%		1/2/2031	9,907,692	9,773,448	9,752,144	0.78%
Accelevation LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.31%		1/2/2031	891,692	857,676	889,928	0.07%
Accordion Partners LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.56%		11/17/2031	292,174	283,928	291,500	0.02%
Accordion Partners LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.55%		11/17/2031	7,537,630	7,494,769	7,485,449	0.60%
Accordion Partners LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	9.55%		11/17/2031	3,391,500	3,372,487	3,368,021	0.27%
Accordion Partners LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%		11/17/2031	—	(8,758)	(449)	0.00%
BDO USA, P.C. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 2.00%	9.32%		8/31/2028	4,912,500	4,842,947	4,788,798	0.38%
BNI Global, LLC Dollar Delayed Draw Term Loan (2021)	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	9.93%		5/1/2027	1,895,917	1,881,372	1,880,964	0.15%
BNI Global, LLC Initial Dollar Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	9.93%		5/1/2027	1,378,977	1,368,234	1,364,242	0.11%
BNI Global, LLC Initial Dollar Term Loan	(1)(2)(3)(4)(5)(7)(13)	1M SOFR + 5.60% / 1.00%	9.93%		5/1/2027	3,382,828	3,350,965	3,346,682	0.27%
BNI Global, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		5/1/2027	—	—	(2,035)	0.00%
Chronicle Parent, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%		4/15/2031	—	(8,654)	(8,944)	0.00%
Chronicle Parent, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.26%		4/15/2031	11,329,630	11,249,773	11,244,657	0.90%
Chronicle Parent, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		4/15/2031	—	(8,645)	(8,944)	0.00%
Crete PA Holdco, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.32%		11/26/2030	651,163	655,369	658,693	0.05%
Crete PA Holdco, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.33%		11/26/2030	6,511,628	6,481,898	6,476,590	0.52%
Crete PA Holdco, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		11/26/2030	—	1,343	1,130	0.00%
CSG Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		7/29/2029	—	(2,269)	(6,660)	0.00%
CSG Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.28%		7/29/2029	2,088,138	2,067,084	2,060,851	0.16%
CSG Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	10.28%		7/29/2029	3,382,915	3,346,670	3,338,707	0.27%
CSG Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		7/29/2029	—	(3,770)	(2,220)	0.00%
DCCM MergerSub, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 4.75% / 0.75%	4.75%		6/24/2031	—	(18,612)	(18,667)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Research & Consulting Services (continued)
DCCM, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	6/24/2032	—	(46,555)	(46,667)	0.00%
DCCM, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	9.07%	6/24/2032	6,000,000	5,940,064	5,940,000	0.47%
DCCM, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	9.07%	6/24/2032	3,566,667	3,531,038	3,531,000	0.28%
Ethos Risk Services, LLC Delayed Draw Term C Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.81%	5/1/2027	225,641	217,191	215,866	0.02%
Ethos Risk Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.08%	5/1/2027	1,870,505	1,852,907	1,846,705	0.15%
Ethos Risk Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.08%	5/1/2027	3,382,828	3,344,190	3,339,785	0.27%
First Legal Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.30%	7/1/2031	497,747	490,114	497,747	0.04%
First Legal Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/1/2031	—	(5,894)	(794)	0.00%
First Legal Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	7/1/2031	1,697,468	1,686,930	1,683,461	0.13%
First Legal Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.30%	7/1/2031	3,382,957	3,360,551	3,355,042	0.27%
Gerson Lehrman Group, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.15% / 1.00%	9.45%	12/13/2027	4,962,054	4,895,777	4,946,186	0.39%
Liberty Purchaser, LLC Delayed Draw Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.28%	11/22/2029	1,168,440	1,168,440	1,125,596	0.09%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.28%	11/22/2029	791,058	791,058	790,679	0.06%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	9.28%	11/22/2029	3,382,653	3,382,653	3,381,033	0.27%
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 4.63% / 1.00%	4.63%	11/22/2029	—	—	(160)	0.00%
ManTech International Corporation 2024 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.28%	9/14/2029	4,163,176	4,163,176	4,082,470	0.33%
ManTech International Corporation Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	9/14/2029	—	(175,265)	(206)	0.00%
MGT Impact Holdings, LLC 2025-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.31%	4/10/2029	924,116	898,715	902,004	0.07%
MGT Impact Holdings, LLC 2025-1 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.31%	4/10/2029	4,707,795	4,663,175	4,660,717	0.37%
MGT Impact Holdings, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	11.50%	4/10/2029	305,768	300,006	299,653	0.02%
PRGX Global, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	12/20/2030	—	(3,879)	(794)	0.00%
PRGX Global, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.00%	9.80%	12/20/2030	13,400,272	13,334,318	13,326,694	1.06%
Sagebrush Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/1/2030	—	(9,732)	(6,393)	0.00%
Sagebrush Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	7/1/2030	2,817,638	2,781,483	2,773,265	0.22%
Sagebrush Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.33%	7/1/2030	3,217,276	3,174,806	3,166,609	0.25%
SourceHOV Tax, LLC Initial Term A Loan	(1)(2)(3)(4)(5)(7)(11)	6M SOFR + 6.01% / 1.00%	10.31%	4/6/2028	4,886,650	4,863,043	4,662,404	0.37%
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%	9/27/2031	—	(5,025)	(200)	0.00%
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 0.50%	0.50%	9/27/2031	—	(5,370)	(200)	0.00%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 4.75% / 0.50%	8.96%	9/27/2031	809,422	803,896	800,908	0.06%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.50%	8.96%	9/27/2031	5,653,019	5,604,581	5,593,557	0.45%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.50%	8.96%	9/27/2031	4,843,596	4,801,104	4,792,649	0.38%

						$133,058,607	$132,868,500	10.59%
Restaurants
Ampler Qsr Holdings LLC 2024 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 2.00%	10.18%	7/21/2027	$1,705,685	$1,695,645	$1,692,036	0.13%
Ampler Qsr Holdings LLC 2024 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.85% / 2.00%	10.18%	7/21/2027	3,382,915	3,355,043	3,355,844	0.27%
Ampler Qsr Holdings LLC 2025 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 2.00%	10.17%	7/21/2027	241,682	239,774	239,749	0.02%

						$5,290,462	$5,287,629	0.42%
Soft Drinks
Refresh Buyer, LLC Delayed Term Loan (Sunny Sky Products)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	9.05%	12/23/2028	$4,886,935	$4,859,096	$4,886,935	0.39%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Specialized Consumer Services
3 Step Sports LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 8.00% / 1.00%	12.31 1.50	% / %	10/2/2029	$104,718	$96,184	$96,599	0.01%
3 Step Sports LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.30 1.50	% / %	10/2/2029	684,670	675,465	663,327	0.05%
Anderson Group Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.51% / 1.00%	8.84%		12/25/2028	4,898,734	4,877,344	4,878,033	0.39%
Any Hour LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.50%	9.55%		5/23/2030	199,543	185,414	199,543	0.02%
Any Hour LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.50%	9.53%		5/23/2030	561,039	548,258	546,312	0.04%
Any Hour LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.50%	9.55%		5/23/2030	3,662,800	3,615,648	3,587,139	0.29%
Any Hour LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.50%	9.55%		5/23/2030	3,382,915	3,337,409	3,313,035	0.26%
Apex Service Partners, LLC Incremental Delayed Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.33%		10/24/2030	3,648,661	3,616,630	3,648,661	0.29%
Apex Service Partners, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 3.50% / 1.00%	4.50%		10/24/2029	—	(1,415)	(4,847)	0.00%
Apex Service Partners, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 3.50% / 1.00%	4.50%		10/24/2029	—	(3,429)	(8,943)	0.00%
Apex Service Partners, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.33%		10/24/2030	2,067,581	2,049,536	2,049,337	0.16%
Apex Service Partners, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.33%		10/24/2030	4,626,424	4,526,072	4,585,601	0.37%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.33%		10/24/2030	492,104	487,831	487,762	0.04%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.33%		10/24/2030	1,101,135	1,073,495	1,091,419	0.09%
Apex Service Partners, LLC Second Amendment Incremental Delayed DrawTerm Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.30%		10/24/2030	1,014,982	998,350	1,002,691	0.08%
Apex Service Partners, LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.28%		10/24/2030	839,862	831,566	831,464	0.07%
Arcticom Group Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.33 4.00	% / %	12/22/2027	47,351	47,030	47,067	0.00%
Arcticom Group Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.33 4.00	% / %	12/22/2027	11,992	11,992	11,920	0.00%
Arcticom Group Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.33 4.00	% / %	12/22/2027	202,049	201,442	200,837	0.02%
Arcticom Group Third Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.33 4.00	% / %	12/22/2027	50,651	49,953	50,347	0.00%
KL Stockton Intermediate II, LLC PIK Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 13.00% / 0.00%	0.00 13.00	% / %	5/23/2031	2,030,366	1,998,776	2,030,366	0.16%
Modigent, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.75%	9.30%		8/23/2028	281,740	278,980	281,740	0.02%
Oil Changer Holding Corporation Amendment No.4 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.90% / 1.00%	11.20%		2/8/2027	3,363,031	3,287,193	3,306,323	0.26%
Oil Changer Holding Corporation Amendment No.4 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 6.90% / 1.00%	11.20%		2/8/2027	4,595,305	4,541,666	4,541,681	0.36%
Oil Changer Holding Corporation Amendment No.4 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.90% / 1.00%	11.20%		2/8/2027	3,234,019	3,196,307	3,196,281	0.26%
Quick Quack Car Wash Holdings, LLC 2025 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%		6/10/2031	—	(119,531)	(120,750)	-0.01%
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	10.06%		12/1/2027	667,860	659,415	653,858	0.05%

							$41,067,581	$41,166,803	3.28%
Specialty Chemicals
Charkit Chemical Company, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.03% / 1.00%	9.33%		12/29/2026	$4,267,616	$4,251,465	$4,262,595	0.34%
Rocket BidCo, Inc. Term Loan (Recochem)	(1)(3)(5)(7)(12)(20)(21)	3M SOFR + 5.75% / 1.00%	10.03%		11/1/2030	11,193,750	10,999,818	10,898,575	0.87%

							$15,251,283	$15,161,170	1.21%
Specialty Stores
Saldon Holdings, Inc. Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.43%		3/13/2026	$595,439	$595,439	$595,392	0.05%
Saldon Holdings, Inc. Initial DDTL Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		3/13/2026	—	(3)	(10)	0.00%

							$595,436	$595,382	0.05%
Systems Software
ACP Falcon Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.80%		8/1/2029	2,135,812	2,090,518	2,096,822	0.17%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Systems Software (continued)
ACP Falcon Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	8/1/2029	—	(6,031)	—	0.00%
Computer Services, Inc. 2024-1 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	11/15/2029	513,206	506,029	513,206	0.04%
Computer Services, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	11/15/2029	—	—	—	0.00%
ES Ventures LLC Illume Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.00%	9.28%	12/13/2028	167,613	164,479	163,327	0.01%
ES Ventures LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	12/13/2028	1,316,177	1,303,845	1,298,181	0.10%
ES Ventures LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	12/13/2028	928,340	918,871	904,599	0.07%
Saturn Borrower Inc Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.30%	11/10/2028	5,924,120	5,845,372	5,831,541	0.47%
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/13/2028	—	(14,171)	(1,395)	0.00%
Saturn Borrower Inc Tenth Amendment Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 0.50% / 1.00%	10.32%	11/13/2028	103,662	90,819	103,034	0.01%

						$10,899,731	$10,909,315	0.87%
Technology Distributors
Ivy Technology Parent Intermediate III Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.38% / 1.00%	9.70%	2/5/2031	6,488,719	6,394,356	6,391,388	0.51%
Ivy Technology Parent Intermediate III Holdings, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/5/2031	—	(12,169)	(10,109)	0.00%
Thames Technology Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	10.54%	8/31/2029	782,729	774,624	782,287	0.06%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.54%	8/31/2029	1,579,543	1,559,829	1,552,187	0.13%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.25% / 1.00%	10.54%	8/31/2029	3,382,957	3,336,272	3,324,368	0.26%
Thames Technology Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	10.54%	8/31/2029	3,362,815	3,276,097	3,259,031	0.26%
Thames Technology Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	12.75%	8/31/2029	236,593	236,593	222,702	0.02%

						$15,565,602	$15,521,854	1.24%
Trading Companies & Distributors
AFC-Dell Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.78%	4/9/2027	2,135,737	2,115,443	2,107,991	0.17%
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.32%	11/8/2029	790,324	783,640	785,387	0.06%
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 1.00%	10.32%	11/8/2029	97,393	96,553	96,784	0.01%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.32%	11/8/2029	191,069	189,652	187,152	0.01%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.32%	11/8/2029	1,550,463	1,531,841	1,518,673	0.12%
Hultec Buyer, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	9.95%	3/31/2029	1,540,342	1,514,930	1,537,281	0.12%
Hultec Buyer, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.65% / 1.00%	9.95%	3/31/2029	3,300,000	3,240,795	3,293,441	0.26%
P.T. International LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.60% / 1.00%	8.92%	6/30/2027	4,911,616	4,893,399	4,900,883	0.40%
Red Fox CD Acquisition Corparation Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.30%	3/4/2030	3,529,628	3,471,112	3,455,752	0.28%
Red Fox CD Acquisition Corparation Initial Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	10.30%	3/4/2030	3,382,872	3,319,885	3,312,066	0.26%
Red Fox CD Acquisition Corporation Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.32%	5/21/2031	998,697	907,183	905,698	0.07%
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.75%	9.58%	12/28/2029	86,002	82,658	80,792	0.01%
SureWerx Purchaser III, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.55%	12/28/2029	2,159,727	2,145,385	2,051,905	0.16%
Trench Plate Rental Co. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.90%	12/3/2028	5,351,724	5,332,559	5,351,446	0.43%
Trench Plate Rental Co. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.90%	12/3/2028	165,517	163,590	165,516	0.01%

						$29,788,625	$29,750,767	2.37%
Trucking
EVDR Purchaser, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/14/2031	—	—	—	0.00%
EVDR Purchaser, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/14/2031	—	—	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Trucking (continued)
EVDR Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.83%	2/14/2031	1,361,001	1,338,307	1,333,551	0.11%
EVDR Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 0.75%	9.83%	2/14/2031	3,382,872	3,322,103	3,314,645	0.26%

						$4,660,410	$4,648,196	0.37%

Total First Lien Senior Secured						$2,062,903,411	$2,060,181,739	164.16%

Second Lien Senior Secured
Insurance Brokers
SageSure Holdings, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.86% / 1.00%	9.19%	1/28/2030	1,038,608	1,029,623	1,034,119	0.08%
SageSure Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.86% / 0.50%	9.19%	1/28/2030	1,464,910	1,451,711	1,464,910	0.12%
SageSure Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(13)	3M SOFR + 4.86% / 0.50%	9.19%	1/28/2030	2,984,925	2,984,925	2,984,925	0.24%

Total Second Lien Senior Secured						$5,466,259	$5,483,954	0.44%

Subordinated Notes
Asset Management & Custody Banks
Carlyle US CLO 2025-2, Ltd Subordinated Notes	(1)(3)(5)(21)(23)(24)	N/A	N/A	12/31/2049	11,407,438	10,116,025	10,116,025	0.81%
Other Diversified Financial Services
Audax Senior Debt CLO 12 LLC Sub Notes	(1)(2)(3)(5)(21)(22)(23)	N/A	N/A	4/22/2037	2,081,250	2,081,250	2,164,214	0.17%
CIFC Funding 2024-V Sub Notes Reg S	(1)(3)(5)(21)(23)(24)	N/A	N/A	1/22/2038	5,716,500	4,994,226	5,252,703	0.42%
CIFC Stone Warehouse III LTD CLO	(1)(3)(5)(21)(23)(24)	N/A	N/A	12/31/2049	4,737,000	4,737,000	4,737,000	0.38%
Jefferies Credit Partners Direct Lending CLO 2025-1 Ltd.	(1)(3)(5)(21)(23)(24)	N/A	N/A	4/24/2031	12,693,011	12,693,011	12,693,011	1.01%

						24,505,487	24,846,928	1.98%

Total Subordinated Notes						$34,621,512	$34,962,953	2.79%

Total Non-Controlled, Non-Affiliated Debt Investments						$2,102,991,182	$2,100,628,646	167.39%

Non-Controlled, Non-Affiliated Private Credit Funds
Limited Partnership Interests
Asset Management & Custody Banks
Castlelake Consumer Receivables Opportunity III, L.P. Fund	(1)(2)(6)(14)(15)(16)(21)	N/A	N/A	6/12/2031	6,447,747	6,508,241	7,223,755	0.58%
Castlelake Consumer Receivables Opportunity IV, L.P. Fund	(1)(2)(6)(14)(15)(17)(21)	N/A	N/A	12/31/2032	7,317,214	7,340,340	7,592,741	0.60%
Fidelity Evergreen Private Credit Fund LP	(1)(2)(6)(14)(15)(18)(21)	N/A	N/A	5/21/2031	19,093,825	19,093,825	22,538,842	1.80%

						$32,942,406	$37,355,338	2.98%

Total Non-Controlled, Non-Affiliated Pri vate Credit Funds						$32,942,406	$37,355,338	2.98%

Total Investments						$2,135,933,588	$2,137,983,984	170.37%

Cash and Cash Equivalents and Restricted Cash and Restricted Cash
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio -
Institutional Class, 4.12% (48,296,661 shares)	(1)(2)(3)(4)(5)(7)(19)	N/A	N/A	N/A	N/A	$48,288,093	$48,288,093	3.85%
Other cash accounts						8,203,787	8,203,787	0.65%

Total Cash and Cash Equivalents and Restricted Cash and Restricted
Cash Equivalents						$56,491,880	$56,491,880	4.50%

Liabilities Less Other Assets							$(939,56,910)	(74.87)

Net Assets							$1,254,909,954	100.00%

*	For non-controlled, non-affiliated debt investments, cost represents amortized cost.
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
(6)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result fromthe unfunded commitment being valued below par. The investment may be subject to an unused/letter of credit facility fee.

(7)
The investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (commonly based on the FederalFunds Rate or the U.S. Prime Rate (“PRIME”)). which reset monthly or quarterly. For each such investment, the Company has provided the reference rate used and provided the spread and the current contractual interest rate in effect at June 30, 2025. The interest rate disclosed is based on the reference rate as of the last reset date which may differ fromthe reference rate as of June 30, 2025. As ofJune 30, 2025, effective rates for 1 Month (“M”) S, 3M S, 6M S and PRIMEare 4.319%, 4.342%, 4.371% and 7.500%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2025. Certain investments are subject to a floor and have been provided.

(8)	Position is an unfunded delayed draw term loan with no rate setting.
(9)	Investment is domiciled in Jersey and no investment represents a 5% or more interest in any outstanding class of voting security of the portfolio company.
(10)	Designates that the investment is collateral for MassMutual SPV I Credit Facility.
(11)	Designates that the investment is collateral for BMO SPV II Credit Facility.
(12)	Designates that the investment is collateral for Wells Fargo SPV III Credit Facility.
(13)	Designates that the investment is collateral held at StepStone CLO 2024-I LLC.

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
June 30, 2025

(14)	Income producing investment does not allow redemptions or withdrawals except at the discretion of its general partner, manager or advisor and the final distribution date is not known at this time.
(15)
Private credit funds are generally issued in private placement transactions and as such are generally restricted to resale. There are no circumstances that could cause a lapse in the restriction to resale. Each investment may have been purchased on various dates and for different amounts. Total fair value of restricted private credit funds as of June 30, 2025 was $37,355,338 or 2.98% of net assets.

(16)	Investment was acquired on June 26, 2024.
(17)	Investment was acquired on November 15, 2024.
(18)	Investment was acquired on May 22, 2024.
(19)	The rate reported is the 7-day effective yield at the period end.
(20)	Investment is domiciled in Canada and no investment represents a 5% or more interest in any outstanding class of voting security of the portfolio company.
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
(23)
Security has no stated coupon and is considered an equity position in the collateralized loan obligation (“CLO”) or CLO warehouse. CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses.

(24)	Investment is domiciled in Cayman Islands and no investment represents a 5% or more interest in any outstanding class of voting security of the portfolio company.

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments
December 31, 2024

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured
Advertising
Carnegie Dartlet, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.500%		2/7/2030	$—	$(748)	$—	0.00%
Carnegie Dartlet, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.857%		2/7/2030	505,877	498,884	493,466	0.06%
Carnegie Dartlet, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	10.053%		2/7/2030	3,600	2,796	3,600	0.00%
Finn Partners, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.98%		7/1/2026	1,671,350	1,661,915	1,668,691	0.18%
Finn Partners, Inc. Second Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.98%		7/1/2026	3,240,769	3,222,317	3,235,571	0.35%
Kite Midco II LTD Term Loan B1	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.43%		11/19/2031	5,290,056	5,211,443	5,210,705	0.57%
Kite Midco II LTD Term Loan B1	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.00%	9.43%		11/19/2031	5,290,056	5,211,443	5,210,705	0.57%
Kite Midco II LTD Term Loan B2	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.00% / 0.00%	0.00%		11/19/2031	—	(9,800)	(9,919)	0.00%
Kite Midco II LTD Term Loan B2	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%		11/19/2031	—	(9,800)	(9,919)	0.00%
Minds Buyer Incremental Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		5/3/2029	—	(4,557)	(4,688)	0.00%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.85%		5/3/2029	11,375,000	11,318,719	11,289,688	1.23%

							$27,102,612	$27,087,900	2.96%
Aerospace & Defense
Aviation Technical Services, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		7/12/2029	$—	$(3,468)	$(3,473)	0.00%
Aviation Technical Services, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.41%		7/12/2029	3,990,000	3,962,436	3,962,282	0.43%
Heads Up Technologies, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.95%		8/10/2028	4,912,060	4,866,295	4,912,060	0.53%
PAG Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 4.25% / 1.00%	11.75%		12/21/2029	245,266	233,500	245,266	0.03%
PAG Holding Corp. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.85%		12/21/2029	11,245,484	11,141,121	11,245,484	1.23%
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		2/15/2029	—	(24,528)	—	0.00%
PPW Aero Buyer, Inc. Delayed Draw Term Loan-1	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	10.12%		2/15/2029	1,442,167	1,435,437	1,442,167	0.16%
PPW Aero Buyer, Inc. Term Loan (Whitcraft LLC )	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	11.01%		2/15/2029	4,937,186	4,937,186	4,932,603	0.54%
Sigma Defense Systems LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.90% / 1.00%	11.23%		12/18/2027	1,775,792	1,743,876	1,742,958	0.19%
Sigma Defense Systems LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		12/18/2027	—	(1,334)	—	0.00%

							$28,290,521	$28,479,347	3.11%
Air Freight & Logistics
AMEX Holding III Corp Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.65% / 1.00%	11.98 1.00	% / %	3/31/2028	$210,662	$209,519	$185,399	0.02%
AMEX Holding III Corp Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.65% / 1.00%	11.98 1.00	% / %	3/31/2028	4,737,698	4,712,354	4,169,547	0.45%
Gulf Winds International Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.60% / 1.00%	11.96%		6/12/2028	4,924,623	4,922,196	4,909,849	0.54%
Solairus Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.35% / 1.00%	10.49%		7/23/2029	4,516,892	4,516,892	4,516,389	0.49%

							$14,360,961	$13,781,184	1.50%
Alternative Carriers
Meriplex Communications, Ltd. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.10% / 0.75%	9.46%		7/17/2028	$4,946,288	$4,946,288	$4,935,241	0.54%
Apparel Retail
Brightmore Brands LLC Original Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 4.59% / 1.50%	14.05%		9/10/2029	$9,990,084	$9,846,098	$9,796,905	1.07%
Application Software
Anaplan, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 0.75%	9.58%		6/21/2029	$5,000,000	$4,980,512	$4,997,356	0.55%
ARI Network Services, Inc. Third Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.36%		8/28/2026	3,430,875	3,388,994	3,394,783	0.37%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Application Software (continued)
BASYS LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.76% / 1.00%	9.09%	12/9/2027	4,822,563	4,797,699	4,822,563	0.53%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.34%	2/9/2027	2,284,106	2,263,634	2,261,265	0.25%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.34%	2/9/2027	6,500,000	6,438,717	6,435,000	0.70%
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	11/19/2029	—	(158)	—	0.00%
Echo Purchaser, Inc. Term Loan (Exostar)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 0.75%	9.86%	11/19/2029	642,655	636,408	633,052	0.07%
Everbridge Holdings, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.59%	7/2/2031	5,555,556	5,527,778	5,528,039	0.60%
Everbridge Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.59%	7/2/2031	544,444	540,032	544,444	0.06%
Everbridge Holdings, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/2/2031	—	(2,603)	—	0.00%
GS Acquisitionco, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	5/25/2028	3,190,375	3,177,691	3,190,375	0.35%
GS Acquisitionco, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	5/25/2028	—	(4,948)	—	0.00%
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	5/25/2028	350,186	342,966	350,186	0.04%
LeadVenture, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57%	8/28/2026	299,315	291,418	296,169	0.03%
LeadVenture, Inc. Revolver	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.57%	8/28/2026	443,350	438,519	443,350	0.05%
LeadVenture, Inc. Supplemental No. 4 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.36%	8/28/2026	1,986,569	1,975,394	1,986,569	0.22%
Legal Spend Holdings, LLC 2nd Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.11%	5/14/2029	255,511	255,511	255,511	0.03%
Legitscript LLC Delayed Draw Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	10.11%	6/24/2029	99,775	98,502	99,775	0.01%
Legitscript LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	10.11%	6/24/2029	3,890,302	3,842,326	3,890,302	0.42%
Mountain Parent, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/27/2031	—	(5,424)	—	0.00%
Mountain Parent, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.64%	6/27/2031	5,698,154	5,646,211	5,641,159	0.62%
Mountain Parent, Inc. Revolving Credit Facility	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/27/2031	—	(5,782)	—	0.00%
NinjaTrader Group, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	11.24%	12/18/2026	3,562,903	3,543,735	3,527,274	0.38%
NMI Acquisitionco, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.46%	9/6/2028	1,154,466	1,135,995	1,154,466	0.13%
NMI Acquisitionco, Inc. October 2021 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 0.75%	9.46%	9/6/2028	352,446	346,807	346,198	0.04%
NMI Acquisitionco, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/6/2028	—	(5,203)	(5,892)	0.00%
NMI Acquisitionco, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.46%	9/6/2028	1,892,857	1,862,572	1,859,300	0.20%
Optimizely North America Inc. (USD) Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/30/2031	—	(12,021)	(12,320)	0.00%
Optimizely North America Inc. (USD) Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 0.75%	9.36%	10/30/2031	12,768,000	12,640,409	12,636,075	1.38%
Pacific Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2028	—	—	(2,744)	0.00%
Pacific Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	6M SOFR + 6.25% / 1.00%	10.53%	10/2/2028	1,952,113	1,909,173	1,905,868	0.21%
Pacific Purchaser, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2028	—	—	(4,155)	0.00%
PDI TA Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.75%	2/3/2031	677,413	677,413	677,413	0.07%
PDI TA Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.84%	2/3/2031	5,200,904	5,157,349	5,158,858	0.56%
PDI TA Holdings, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/3/2031	—	—	(4,527)	0.00%
PracticeTek Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.11%	8/30/2029	28,172	25,548	23,292	0.00%
PracticeTek Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	10.11%	8/30/2029	1,959,080	1,930,104	1,926,702	0.21%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Application Software (continued)
Spark Purchaser, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	4/1/2030	—	(14,208)	—	0.00%
Spark Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.83%	4/1/2031	5,162,450	5,065,940	5,066,957	0.55%
Superjet Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.83%	12/30/2027	686,706	634,858	686,706	0.08%
Superjet Buyer, LLC Initial Term Loan (EFI Productivity Software)	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.76% / 0.75%	10.09%	12/30/2027	1,506,822	1,502,777	1,506,822	0.16%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.83%	12/30/2027	4,899,850	4,852,569	4,854,340	0.53%
Synchronoss Technologies, Inc. Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 2.50%	9.93%	6/28/2028	4,937,500	4,714,915	4,695,148	0.51%
TCP Hawker / TimeClock Plus 11/24 9th Amendment Rollover Incremental Term Loan 12/24	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.33%	8/30/2029	465,680	462,599	462,599	0.05%
TCP Hawker Intermediate LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	—	(878)	—	0.00%
TCP Hawker Intermediate LLC Ninth Amendment DDTL 11/24	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	—	(368)	(379)	0.00%
TCP Hawker Intermediate LLC Ninth Amendment Incremental Term Loan 11/24	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.33%	8/30/2029	17,439	17,281	17,265	0.00%
Thrive Buyer, Inc. Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 5.00% / 1.00%	12.50%	1/22/2027	194,243	194,815	194,243	0.02%
Thrive Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.48%	1/22/2027	1,966,679	1,970,287	1,966,679	0.21%
Thrive Buyer, Inc., Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.75%	1/22/2027	1,474,154	1,476,660	1,474,154	0.16%
Thrive Buyer, Inc.,Tenth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.90% / 1.00%	10.48%	1/22/2027	263,571	259,775	259,979	0.03%
Trintech Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.86%	7/25/2029	4,950,000	4,867,325	4,865,286	0.53%

						$99,839,625	$100,005,505	10.91%
Asset Management & Custody Banks
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.36%	12/23/2027	$250,278	$249,048	$250,278	0.03%
Allworth Financial Group, L.P. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/23/2027	—	(2,868)	(3,092)	0.00%
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.57%	7/28/2029	3,005,227	2,990,133	3,005,227	0.33%
Cerity Partners Equity Holding LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/28/2028	—	(2,009)	—	0.00%
Cerity Partners Equity Holding LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.76%	7/28/2029	4,658,970	4,658,970	4,658,970	0.51%
Danforth Global, Inc. Delayed Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.88%	12/9/2027	540,400	532,899	540,400	0.06%
Danforth Global, Inc. First Amendment Additional Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.76%	12/9/2027	286,679	283,192	282,782	0.03%
Danforth Global, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	12/9/2027	453,164	447,416	447,005	0.05%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.77%	12/9/2027	5,705,389	5,633,531	5,630,038	0.61%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.76%	12/9/2027	4,089,750	4,034,842	4,036,490	0.44%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.76%	12/9/2027	897,750	886,774	886,059	0.10%
Danforth Global, Inc. Third Amendment Additional Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.84%	12/9/2027	479,100	472,600	479,100	0.05%
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	9.04%	12/22/2028	3,074,114	3,049,733	3,074,114	0.34%
Obra Capital, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.61% / 1.00%	11.97%	6/21/2029	7,500,000	7,359,376	7,359,427	0.80%
Petra Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.19%	11/15/2030	600,000	583,422	596,412	0.07%
Petra Borrower, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.32%	11/15/2030	3,225,625	3,168,656	3,148,840	0.34%
Petra Borrower, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/15/2029	—	(8,419)	(1,435)	0.00%
PMA Parent Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.58%	1/31/2031	4,186,500	4,145,505	4,144,635	0.45%
PMA Parent Holdings, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	1/31/2031	—	(3,033)	(3,135)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Asset Management & Custody Banks (continued)
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.57%	10/2/2028	3,785,323	3,777,393	3,761,832	0.41%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.50%	10/4/2028	1,151,106	1,145,771	1,143,962	0.12%
Wealth Enhancement Group, LLC May 2022 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.59%	10/4/2028	1,985,883	1,985,622	1,983,495	0.22%
Wealth Enhancement Group, LLC Revolver Incremental 12/24	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.00%	0.00%	2/10/2028	—	1,131	—	0.00%
Wealth Enhancement Group, LLC_Delayed Draw Term Loan 12/24	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	2/10/2028	—	16,919	16,934	0.00%

						$45,406,604	$45,438,338	4.96%
Auto Parts & Equipment
ETE Intermediate II LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.50% / 1.00%	11.09%	5/29/2029	$204,286	$198,935	$201,929	0.02%
ETE Intermediate II LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	11.01%	5/29/2029	1,934,821	1,891,743	1,915,473	0.21%
M&D MidCo, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.66%	8/31/2028	1,754,402	1,733,351	1,705,278	0.19%
M&D MidCo, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.74%	8/31/2028	587,599	579,653	587,599	0.07%
M&D MidCo, Inc. Delayed Draw Term Loan Third Amendment	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2028	—	1,296	1,298	0.00%
M&D MidCo, Inc. Term Loan Third Amendment	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.48%	8/31/2028	367,816	365,619	367,816	0.04%
Premier Tire& Service Finace Merger Sub, LLC Term Loan Incremental	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.00%	9.98%	5/17/2029	927,814	918,735	918,536	0.10%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.87%	5/17/2029	1,054,825	1,064,267	1,053,179	0.11%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 1.00%	9.87%	5/17/2029	1,054,825	1,036,172	1,053,179	0.11%
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.00%	9.95%	5/17/2029	217,679	212,513	212,327	0.02%
Premier Tires & Service Acquisition, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	10.26%	5/17/2029	292,618	289,758	289,692	0.03%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.87%	5/17/2029	4,925,000	4,925,000	4,925,000	0.54%
Transgo, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 2.00%	10.11%	12/29/2028	5,718,426	5,650,998	5,660,752	0.62%
Transgo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 2.00%	0.50%	12/29/2028	—	—	(2,256)	0.00%
Truck-Lite Co., LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2031	—	(8,955)	(9,440)	0.00%
Truck-Lite Co., LLC Initial Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2030	—	(8,917)	(9,440)	0.00%
Truck-Lite Co., LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	10.27%	2/13/2031	5,712,389	5,647,425	5,625,290	0.61%

						$24,497,593	$24,496,212	2.67%
Automobile Manufacturers
JHCC Holdings LLC 2021-A Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	9/9/2027	$902,909	$899,098	$900,192	0.10%
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	9/9/2027	729,636	723,375	729,636	0.08%
JHCC Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	9/9/2027	4,034,591	4,026,494	4,022,448	0.44%
JHCC Holdings LLC_Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	9/9/2027	—	(2,553)	(5,334)	0.00%

						$5,646,414	$5,646,942	0.62%
Building Products
AllMark Acquisition, LLC Initial Term Loan (AllMark Door)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.75%	5/4/2028	$4,924,242	$4,893,282	$4,875,000	0.53%
Arch Cutting Tools Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.85% / 0.00%	9.18%	4/1/2026	4,910,155	4,898,622	4,887,162	0.53%
Big Top Holdings, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/1/2030	—	(1,547)	—	0.00%
Big Top Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.11%	3/1/2030	2,432,708	2,381,651	2,359,328	0.26%
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.40%	11/8/2029	796,296	788,403	796,296	0.09%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Building Products (continued)
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 1.00%	10.40%	11/8/2029	98,129	97,139	98,129	0.01%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.40%	11/8/2029	192,039	190,376	189,276	0.02%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.40%	11/8/2029	1,558,333	1,537,105	1,535,907	0.17%

						$14,785,031	$14,741,098	1.61%
Commodity Chemicals
Guy Chemical Company, LLC U.S. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.85% / 1.00%	9.21%	11/9/2027	$4,911,839	$4,873,458	$4,911,839	0.54%
Communications Equipment
Owl Cyber Defense Solutions, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/11/2029	$—	$(8,849)	$—	0.00%
Owl Cyber Defense Solutions, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.11%	9/11/2029	4,089,750	4,050,454	4,036,085	0.44%
Owl Defense Solutions, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.11%	9/11/2029	2,322,969	2,277,086	2,292,487	0.25%

						$6,318,691	$6,328,572	0.69%
Construction & Engineering
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.00%	0.75%	6/30/2030	$—	$(12,074)	$(12,098)	0.00%
Ambient Enterprises Holdco LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/7/2029	—	(1,841)	(5,950)	0.00%
Ambient Enterprises Holdco LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.44%	6/28/2030	6,810,291	6,701,872	6,717,804	0.73%
Ambient Enterprises Holdco LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.08%	6/30/2030	6,342,711	6,263,668	6,263,427	0.68%
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.65% / 0.75%	10.24%	7/31/2026	465,360	462,601	423,899	0.05%
Best Roofing Services LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.33%	4/2/2029	5,104,478	5,013,102	4,997,718	0.55%
Best Roofing Services LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/2/2029	—	—	(18,730)	0.00%
Diverzify Intermediate LLC Second Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	10.67%	5/11/2027	487,171	484,719	486,131	0.05%
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	6M SOFR + 6.01% / 1.00%	10.60%	5/11/2027	4,424,713	4,399,724	4,407,428	0.48%
Eskola LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.50%	9.96%	12/19/2029	8,161,521	8,090,567	8,090,107	0.88%
Eskola LLC_Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.50%	9.94%	12/19/2029	2,914,830	2,889,350	2,898,434	0.32%
Eskola LLC_Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.50%	0.00%	12/19/2029	—	(22,789)	(22,954)	0.00%
ESP Associates, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.60% / 1.00%	10.94%	7/24/2028	4,792,384	4,728,836	4,684,467	0.51%
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/7/2028	—	(29,522)	—	0.00%
G-A-I Consultants, Inc. First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 1.00%	10.15%	10/7/2028	2,945,724	2,900,331	2,895,494	0.32%
G-A-I Consultants, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 1.00%	9.97%	10/7/2028	78,947	70,087	78,947	0.01%
HP RSS Buyer, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.33%	12/11/2029	678,545	676,573	674,888	0.07%
HP RSS Buyer, Inc. General Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.33%	12/11/2029	436,673	433,838	434,319	0.05%
HP RSS Buyer, Inc. Special Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.33%	12/11/2029	145,036	145,036	144,254	0.02%
Kelso Industries LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	12/26/2029	—	29,211	29,211	0.00%
Kelso Industries LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	10.09%	12/26/2029	7,594,830	7,518,881	7,518,881	0.82%
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.59%	2/7/2031	44,469	44,025	44,469	0.00%
KENE Acquisition, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.84%	2/7/2031	960,551	960,551	960,551	0.10%
MKD Electric, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.60% / 1.25%	10.15%	5/31/2029	503,839	478,070	503,839	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Construction & Engineering (continued)
MKD Electric, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.25%	10.15%	5/31/2029	6,045,310	5,932,973	5,931,328	0.65%
MOREgroup Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	1/16/2030	4,466,250	4,405,120	4,378,809	0.48%
OSR Opco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	3/15/2029	—	(12,395)	(17,565)	0.00%
OSR Opco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.11%	3/15/2029	5,293,333	5,232,003	5,205,851	0.57%
OSR Opco LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.53%	3/15/2029	746,667	746,667	740,244	0.08%
PK Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.62%	9/19/2029	4,089,750	4,050,256	4,045,498	0.44%
PK Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.62%	9/19/2029	8,379,000	8,275,927	8,288,337	0.90%
Puris LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.07%	6/30/2031	8,409,398	8,290,867	8,241,056	0.90%
PVI Holdings, Inc. Last Out Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.94% / 1.00%	11.13%	1/18/2028	6,859,692	6,850,263	6,859,692	0.75%
SuperHero Fire Protection, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	10.73%	9/1/2026	5,454,727	5,354,806	5,345,632	0.58%
SuperHero Fire Protection, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.40% / 1.00%	10.73%	9/1/2026	373,487	365,562	364,781	0.04%
USIC Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	10.09%	9/10/2031	10,537,495	10,478,010	10,493,596	1.15%
USIC Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.84%	9/10/2031	306,545	299,186	300,958	0.03%
USIC Holdings, Inc. Specified Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	10.09%	9/10/2031	41,052	40,663	41,052	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(3,871)	—	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(5,161)	—	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.75%	9.55%	5/6/2031	1,127,467	1,106,833	1,127,467	0.12%
Valkyrie Buyer, LLC Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(29,253)	(30,000)	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan E	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/6/2031	—	(14,627)	(15,000)	0.00%
Valkyrie Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 0.75%	0.50%	5/6/2030	—	(6,271)	—	0.00%
Valkyrie Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.45%	5/6/2031	4,375,673	4,312,818	4,338,170	0.47%
Vertex Companies, Inc., Term Loan D	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.52%	8/31/2028	6,881,356	6,815,636	6,812,543	0.74%
Vertex Companies, Inc., The Delayed Draw Term Loan-B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/31/2028	—	(11,270)	(11,864)	0.00%
Vertex Companies, Inc., The Fourth Amendment Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2028	—	(22,717)	(23,729)	0.00%
Vertex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.34%	11/8/2030	3,620,286	3,614,084	3,620,286	0.40%
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.50%	11/8/2030	93,131	71,538	75,335	0.01%
Vertex Service Partners, LLC Revolving Facility	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 0.75%	10.19%	11/8/2030	360,465	359,341	357,879	0.04%
Vertex Service Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.11%	11/8/2030	1,881,774	1,860,312	1,872,227	0.20%

						$130,582,116	$130,537,119	14.24%
Construction Materials
Javelin Acquisition Vehicle, LLC Last Out Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.33% / 1.00%	9.69%	11/3/2026	$1,717,266	$1,717,266	$1,666,742	0.18%
Javelin Acquisition Vehicle, LLC Second Amendment Incremental Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.35% / 1.00%	9.71%	11/3/2026	2,671,960	2,634,257	2,637,417	0.29%

						$4,351,523	$4,304,159	0.47%
Data Processing & Outsourced Services
Penncomp, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.35% / 1.50%	10.71%	10/17/2028	$1,833,123	$1,792,239	$1,825,829	0.20%
Penncomp, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.35% / 1.50%	10.71%	10/17/2028	2,554,960	2,508,100	2,501,108	0.27%

						$4,300,339	$4,326,937	0.47%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Distributors
RPM Purchaser, Inc. Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.36% / 2.00%	10.72%	9/11/2028	$549,420	$529,486	$522,677	0.06%
RPM Purchaser, Inc. Effective Date Term Loan B	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.36% / 2.00%	10.72%	9/11/2028	3,879,464	3,791,572	3,731,679	0.40%

						$4,321,058	$4,254,356	0.46%
Diversified Capital Markets
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.85% / 1.00%	9.21%	10/4/2030	$599,498	$572,742	$648,520	0.07%
Diversified Chemicals
Opta Inc. 2024 Incremental Delayed Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.01% / 1.50%	11.60%	11/9/2028	$1,745,625	$1,685,656	$1,745,625	0.19%
Opta Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.01% / 1.50%	11.69%	11/8/2028	6,930,000	6,867,235	6,915,896	0.75%
V Global Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 0.75%	10.42%	12/22/2027	4,924,242	4,910,929	4,724,869	0.52%

						$13,463,820	$13,386,390	1.46%
Diversified Support Services
Accent Building Materials Holdings LLC Term B Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.25% / 1.00%	10.68%	8/6/2029	$900,000	$856,517	$896,108	0.10%
Accent Building Materials Holdings LLC Term Loan B	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	10.68%	8/6/2029	3,928,571	3,762,283	3,848,083	0.42%
AI Fire Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.89%	3/22/2027	190,796	187,742	190,796	0.02%
AI Fire Buyer, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.84%	3/22/2027	154,883	152,960	153,072	0.02%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.59%	7/22/2027	6,170,995	6,154,550	6,170,995	0.67%
Centex Acquisition, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	1M SOFR + 5.60% / 1.00%	10.15%	5/9/2029	202,963	202,963	202,963	0.02%
Centex Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	10.15%	5/9/2029	3,975,221	3,904,383	3,898,758	0.43%
Certified Collision Group Acquisition Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.34%	5/17/2027	173,667	173,667	172,140	0.02%
Certified Collision Group Acquisition Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.34%	5/17/2027	2,076,961	2,054,877	2,058,691	0.22%
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.74%	5/19/2028	533,156	525,298	533,156	0.06%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	10.09%	9/28/2029	4,089,750	4,062,137	4,044,367	0.44%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.09%	9/28/2029	6,234,375	6,192,282	6,165,193	0.67%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.09%	9/28/2029	2,144,625	2,112,999	2,120,826	0.23%
FLS Holding, Inc. Term B Loan (FLS Transportation Services)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.35% / 1.00%	9.71%	12/15/2028	4,924,623	4,876,905	4,614,372	0.50%
FMG Suite Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.68%	10/30/2026	852,645	846,801	844,291	0.09%
FMG Suite Holdings, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.38% / 1.00%	0.38%	10/30/2026	—	(2,873)	(4,284)	0.00%
FMG Suite Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.68%	10/30/2026	3,696,983	3,673,462	3,660,758	0.40%
Integrated Power Services Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(8)(10)	3M SOFR + 4.61% / 1.00%	8.97%	11/22/2028	—	6,204,290	6,203,125	0.68%
Integrated Power Services Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.61% / 1.00%	8.97%	11/22/2028	6,234,296	6,204,290	6,203,125	0.68%
PrimeFlight Acquisition, LLC Amendment No.4 Additional Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	5/1/2029	635,753	631,568	626,189	0.07%
Primeflight Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.58%	5/1/2029	6,904,899	6,832,288	6,878,427	0.75%
TL Voltron Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.61%	12/31/2030	1,998,050	1,958,092	1,958,089	0.21%
TL Voltron Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.61%	12/31/2030	13,000,000	12,740,020	12,740,000	1.39%
Visu-Sewer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.66%	11/8/2029	4,950,000	4,897,915	4,926,348	0.54%

						$79,205,416	$79,105,588	8.63%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Education Services
Cambium Learning Group, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 0.75%	10.23%		7/20/2028	$5,913,434	$5,866,274	$5,913,434	0.65%
Electrical Components & Equipment
C3 AcquisitionCo, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%		11/26/2030	$—	$(30,068)	$(30,258)	0.00%
C3 AcquisitionCo, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.50%	10.34%		11/26/2030	7,867,008	7,769,010	7,768,670	0.85%
C3 AcquisitionCo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%		11/26/2030	—	(11,277)	(11,347)	0.00%
Inventus Power, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%		6/30/2025	—	(2,982)	(1,637)	0.00%
Inventus Power, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.61% / 1.00%	11.97%		6/30/2025	3,096,468	3,067,796	3,068,274	0.33%
Spark Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%		10/15/2031	—	(18,201)	(18,750)	0.00%
Spark Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.77%		10/15/2031	4,843,750	4,757,900	4,771,094	0.52%
Spark Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.77%		10/15/2031	1,406,250	1,385,503	1,385,156	0.15%
Spark Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%		10/15/2031	—	(18,250)	(15,130)	0.00%
WC PLG Buyer, Inc Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%		12/31/2049	—	(16,349)	(16,432)	0.00%
WC PLG Buyer, Inc Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.81%		12/31/2049	7,000,000	6,930,000	6,930,000	0.75%
WC PLG Buyer, Inc Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.81%		12/31/2049	5,356,808	5,303,239	5,303,239	0.58%

							$29,116,321	$29,132,879	3.18%
Electronic Equipment & Instruments
Dwyer Instruments, LLC_Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%		7/20/2029	$—	$(7,039)	$(7,071)	0.00%
Dwyer Instruments, LLC_Revolver	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%		7/20/2029	—	(16,893)	(16,807)	0.00%
Dwyer Intrumnets, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	9.27%		7/20/2029	10,888,889	10,780,000	10,780,000	1.18%
Fortis Payment Systems, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.95%		2/13/2026	4,910,256	4,896,680	4,910,256	0.54%

REE Holdings III Corp. Term Loan (Rees Scientific Corporation)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.99%		11/4/2028	4,912,281	4,860,630	4,912,281	0.53%

							$20,513,378	$20,578,659	2.25%
Electronic Manufacturing Services
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.65% / 1.00%	10.98%		10/5/2027	$154,717	$154,715	$150,385	0.02%
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.02	% / 1.90%	10/5/2027	2,596,293	2,574,515	2,523,596	0.27%

							$2,729,230	$2,673,981	0.29%
Environmental & Facilities Services
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%		6/14/2026	$—	$—	$—	0.00%
AVW WV Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.08%		3/17/2027	7,404,285	7,378,404	7,380,378	0.80%
CARDS Acquisition, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		8/12/2026	—	(37,637)	—	0.00%
CARDS Acquisition, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.80%		8/12/2029	870,924	858,167	870,924	0.10%
CARDS Acquisition, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.58%		8/12/2029	4,089,750	4,052,123	4,039,760	0.44%
CARDS Acquisition, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%		8/12/2029	2,957,804	2,914,083	2,921,650	0.32%
Creative Multicare, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.59%		3/27/2030	4,962,500	4,908,789	4,902,912	0.54%
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		11/19/2029	—	(12,256)	—	0.00%
HEF Safety Ultimate Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%		11/19/2029	2,579,769	2,534,759	2,503,689	0.27%
O6 Environmental, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.78%		6/30/2027	1,048,141	1,042,793	1,048,141	0.11%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Environmental & Facilities Services (continued)
O6 Environmental, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.67%	6/30/2027	1,426,706	1,408,990	1,408,180	0.15%
Rotolo Consultants, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.21% / 1.00%	11.73%	12/20/2026	3,144,310	3,097,104	3,131,220	0.34%
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 4.00% / 1.00%	11.50%	9/4/2029	1,580,000	1,549,676	1,561,250	0.17%
Vortex Companies, LLC Amendment No. 4 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.38%	9/4/2029	2,250,000	2,233,328	2,233,125	0.24%
Vortex Companies, LLC Term Loan Delayed Draw Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.36%	9/4/2029	2,932,191	2,900,161	2,900,086	0.32%
Vortex Companies, LLC Term Loan Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.36%	9/4/2029	3,028,235	2,995,238	2,995,079	0.33%
Vortex Intermediate, LLC Revolver Amendment No. 4 Incremental	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.57%	4/9/2029	73,971	68,530	68,449	0.01%

						$37,892,252	$37,964,843	4.14%
Food Distributors
Costanzo’s Bakery, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.58%	6/18/2027	$203,681	$203,220	$202,187	0.02%
Costanzo’s Bakery, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	6/18/2027	2,961,943	2,936,867	2,932,323	0.32%
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/1/2030	—	(28,105)	(4,267)	0.00%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.60% / 1.00%	10.17%	8/1/2030	4,078,003	4,031,234	4,019,088	0.44%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	10.17%	8/1/2030	598,871	590,028	590,219	0.06%
Heritage Foodservice Investment, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/1/2030	—	(7,034)	(533)	0.00%
Recipe Acquisition Corp. Delayed Draw Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/31/2031	—	—	(24,160)	0.00%
Recipe Acquisition Corp. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.60%	7/31/2031	205,673	201,445	196,008	0.02%
Recipe Acquisition Corp. Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.60%	7/31/2031	7,737,176	7,699,198	7,611,049	0.83%
Rushmore Investment III LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.34%	10/18/2030	3,989,950	3,950,978	3,943,230	0.43%
Rushmore Investment III LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.34%	10/18/2030	8,437,497	8,275,648	8,338,699	0.91%

						$27,853,479	$27,803,843	3.03%
Health Care Distributors
ASP Global Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.61%	7/31/2029	$1,533,707	$1,513,597	$1,533,707	0.17%
ASP Global Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.61%	7/31/2029	5,187,537	5,139,044	5,174,177	0.57%
ASP Global Holdings, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 4.25% / 1.00%	11.75%	7/31/2029	215,343	209,364	215,343	0.02%
HEC Purchaser Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/17/2029	—	(10,532)	(1,148)	0.00%
HEC Purchaser Corp. Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.75%	6/17/2029	8,426,406	8,314,112	8,380,190	0.91%
IDC Infusion Services, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.26%	7/7/2028	6,000,000	5,934,453	5,931,544	0.65%

						$21,100,038	$21,233,813	2.32%
Health Care Equipment
Artivion, Inc. Closing Date Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 2.00%	11.09%	1/18/2030	$1,059,457	$1,057,339	$1,059,457	0.12%
Artivion, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 2.00%	1.00%	1/18/2030	—	(134)	—	0.00%
Blades Buyer, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.60%	4/1/2026	4,924,242	4,910,295	4,924,242	0.54%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.60% / 1.00%	9.96%	6/10/2027	4,936,396	4,930,681	4,936,396	0.54%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.96%	6/10/2027	3,853,299	3,753,415	3,853,299	0.42%
Medical Device Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.35% / 1.00%	10.68%	7/11/2029	4,388,889	4,307,375	4,326,876	0.47%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Equipment (continued)
Medical Device Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.00% / 1.00%	0.50%	7/11/2029	—	—	(11,805)	0.00%
Pediatric Home Respiratory Services, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/23/2030	—	(3,010)	(3,019)	0.00%
Pediatric Home Respiratory Services, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.78%	12/23/2030	214,667	211,326	211,313	0.02%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.78%	12/23/2030	6,171,667	6,156,308	6,156,238	0.67%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.78%	12/23/2030	6,171,667	6,156,308	6,156,237	0.67%
SunMed Group Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 0.75%	10.19%	6/16/2028	4,923,664	4,833,084	4,899,034	0.53%

						$36,312,987	$36,508,268	3.98%
Health Care Facilities
Community Care Partners, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.11% / 1.00%	10.47%	6/10/2026	$1,972,409	$1,961,982	$1,899,801	0.21%
IPC Pain Acquisition, LLC Delayed Draw Tem Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.01% / 1.00%	10.34%	5/19/2027	2,674,208	2,645,943	2,673,704	0.29%
SDG Mgmt Company, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.75%	10.34%	7/3/2028	792,328	791,458	792,328	0.08%
SDG Mgmt Company, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 0.75%	9.88%	7/3/2028	1,561,004	1,544,033	1,546,426	0.17%

						$6,943,416	$6,912,259	0.75%
Health Care Services
Advanced Medical Management, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 0.00%	11.00%	12/18/2026	$6,618,471	$6,448,266	$6,469,556	0.71%
Advanced Medical Management, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/18/2026	—	(22,892)	(20,895)	0.00%
Apex Dental Partners, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/29/2030	—	(2,193)	(24,166)	0.00%
Apex Dental Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.85%	10/29/2030	8,580,645	8,559,644	8,559,194	0.93%
Apex Dental Partners, LLC_Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.77%	10/29/2030	1,932,903	1,922,119	1,921,613	0.21%
BCDI Rodeo Dental Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.91%	5/14/2025	1,256,229	1,249,194	1,246,933	0.14%
BCDI Rodeo Dental Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.91%	5/14/2025	5,635,288	5,603,733	5,593,587	0.61%
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.40% / 1.00%	9.91%	5/14/2025	1,002,023	989,305	984,488	0.11%
BCDI Rodeo Dental Buyer, LLC Second Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.91%	5/14/2025	122,076	121,805	121,172	0.01%
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 0.00%	10.33%	7/9/2025	1,749,452	1,749,452	1,749,452	0.19%
CCHN Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.61%	4/1/2030	5,969,083	5,859,251	5,950,130	0.65%
CVAUSA Management, LLC Primary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	5/22/2029	—	(9,836)	—	0.00%
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	5/22/2029	—	(5,994)	—	0.00%
CVAUSA Management, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	11.12%	5/22/2029	1,960,067	1,948,275	1,958,775	0.21%
Dentive, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 0.75%	11.35%	12/22/2028	2,243,144	2,216,220	2,219,115	0.24%
Dentive, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.75% / 0.75%	11.08%	12/22/2028	1,734,098	1,714,013	1,718,307	0.19%
Dentive, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 0.75%	11.08%	12/22/2028	2,781,385	2,761,024	2,756,057	0.30%
Dentive, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.75% / 0.75%	11.39%	12/22/2028	353,532	345,469	353,532	0.04%
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.85% / 1.00%	10.21%	4/21/2028	5,935,304	5,865,612	5,935,304	0.65%
Elevate HD Parent, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.10% / 1.00%	10.46%	8/20/2029	4,937,500	4,854,020	4,900,496	0.53%
Eval Home Health Solutions Intermediate, L.L.C. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.11%	5/10/2030	2,136,452	2,106,324	2,105,474	0.23%
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/10/2030	—	(1,116)	(1,044)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
Fort B.V. 2024 Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.00% / 0.00%	11.21%	1/12/2034	6,000,000	5,948,105	5,971,353	0.65%
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/13/2030	—	—	(4,154)	0.00%
Gen4 Dental Partners OPCO, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.31%	5/13/2030	5,685,714	5,636,644	5,681,008	0.62%
Gen4 Dental Partners OPCO, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/13/2030	—	—	(2,838)	0.00%
GI MSO, Inc. Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 4.50% / 1.00%	8.94%	6/5/2025	4,924,433	4,916,313	4,919,408	0.54%
Home Care Assistance, LLC Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.53%	3/30/2027	2,986,649	2,971,073	2,896,388	0.31%
Houseworks Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.76%	12/15/2028	463,125	456,926	435,010	0.05%
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/15/2028	—	—	(13,826)	0.00%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.76%	12/15/2028	4,921,137	4,826,570	4,798,860	0.52%
Houseworks Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.76%	12/15/2028	2,468,750	2,365,642	2,381,155	0.26%
Kabafusion Parent LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/24/2031	—	(7,026)	(3,563)	0.00%
Kabafusion Parent LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.33%	11/24/2031	5,700,059	5,671,585	5,675,208	0.62%
Kabafusion Parent LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.33%	11/24/2031	5,700,059	5,671,585	5,675,208	0.62%
MB2 Dental Solutions, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.86%	2/13/2031	4,279,945	4,242,303	4,255,798	0.46%
MB2 Dental Solutions, LLC Revolving Commitment	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2031	—	(2,643)	(2,509)	0.00%
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.86%	2/13/2031	304,608	303,965	304,608	0.03%
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	10.02%	2/13/2031	618,170	613,913	612,976	0.07%
Medina Health, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2028	—	(6,090)	(5,628)	0.00%
Medina Health, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.58%	10/20/2028	3,067,395	3,014,472	3,021,703	0.33%
Medrina, LLC Initial Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/20/2029	—	(7,609)	—	0.00%
Medrina, LLC Initial Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.44%	10/20/2029	3,686,170	3,604,687	3,646,715	0.40%
Medrina, LLC Revolving Facility	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2029	—	(10,755)	—	0.00%
NORA Acquisition, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2029	—	(8,083)	(237)	0.00%
NORA Acquisition, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.35% / 1.00%	10.68%	8/31/2029	3,071,741	3,004,358	2,991,393	0.32%
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.78%	10/29/2027	336,456	315,197	335,374	0.04%
North Haven USHC Acquisition, Inc. Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.73%	10/29/2027	2,686,220	2,665,994	2,664,104	0.29%
OIA Acquisition, LLC Effective Date Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.35% / 1.00%	9.60%	10/19/2027	4,911,392	4,881,950	4,911,391	0.53%
Point Quest Acquisition, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.65% / 1.00%	10.12%	8/14/2028	618,807	609,807	609,525	0.07%
Point Quest Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.65% / 1.00%	10.17%	8/14/2028	4,811,281	4,741,971	4,739,111	0.52%
Point Quest Acquisition, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.65% / 1.00%	10.29%	8/14/2028	684,988	669,552	678,843	0.07%
Point Quest Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.65% / 1.00%	10.17%	8/14/2028	4,322,034	4,255,939	4,235,243	0.46%
Premise Health Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.82%	3/3/2031	1,538,894	1,528,071	1,538,893	0.17%
RBFD Buyer, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/9/2030	—	(11,947)	(12,077)	0.00%
RBFD Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.57%	12/9/2030	6,484,709	6,402,138	6,402,029	0.70%
RBFD Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57%	12/9/2030	2,779,161	2,743,773	2,743,727	0.30%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
RBFD Buyer, LLC_Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/9/2030	—	(23,871)	(24,154)	0.00%
RCP TCT, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.01% / 1.00%	9.53%	12/31/2027	4,048,230	4,027,342	4,035,502	0.44%
Salt Dental Collective, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.85% / 1.00%	11.21%	2/15/2028	4,943,750	4,904,402	4,844,443	0.53%
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.53%	3/30/2027	1,835,068	1,826,408	1,771,798	0.19%
TheKey, LLC Tranche B-1 Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.53%	3/30/2027	90,040	89,615	86,936	0.01%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	6/10/2026	—	(10,535)	—	0.00%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	3/27/2028	2,487,500	2,454,811	2,454,156	0.27%
TVG Shelby Buyer, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	3/27/2028	—	(3,188)	—	0.00%
Vital Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.83%	8/7/2030	4,089,750	4,010,319	4,030,393	0.44%
Vital Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	8/7/2030	1,404,480	1,390,566	1,384,096	0.15%
Vital Purchaser, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/7/2030	—	20,218	—	0.00%

						$154,966,162	$155,160,449	16.93%
Health Care Technology
Bobcat Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	9.07%	6/14/2030	$470,238	$460,793	$470,238	0.05%
Bobcat Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	9.07%	6/14/2030	1,504,762	1,474,511	1,496,044	0.16%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Five Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.83%	6/24/2026	165,003	164,103	164,178	0.02%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Four Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	6/24/2026	2,015,429	2,004,427	2,005,410	0.22%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Six Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	6/24/2026	575,712	572,569	572,850	0.06%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Three Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.10%	6/24/2026	551,178	551,178	548,438	0.06%
GHA Buyer, Inc. (aka Cedar Gate) Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	6/24/2026	155,851	155,000	155,076	0.02%
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/24/2026	—	(1,497)	—	0.00%
Iodine Software, LLC Closing Date Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.61%	5/19/2027	2,054,069	2,054,069	2,054,069	0.23%
Iodine Software, LLC Delayed Draw Term Loan Amend No. 3	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/31/2027	—	—	—	0.00%
Iodine Software, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/19/2027	—	—	—	0.00%
Iodine Software, LLC Term Loan B	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.61%	5/31/2027	1,408,541	1,408,541	1,408,541	0.15%
Medical Technology Solutions, LLC Delayed Draw C Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 10.97% / 1.00%	10.97%	4/27/2026	1,288,150	1,269,131	1,288,150	0.14%
Medical Technology Solutions, LLC Sixth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	10.97%	4/27/2026	1,410,906	1,390,008	1,397,713	0.15%

						$11,502,833	$11,560,707	1.26%
Heavy Electrical Equipment
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/11/2028	$—	$(741)	$(1,070)	0.00%
Faraday Buyer, LLC First Amendment Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.33%	10/11/2028	580,716	572,651	579,085	0.06%

						$571,910	$578,015	0.06%
Highways & Railtracks
R1 Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	10.84%	12/29/2028	$4,924,623	$4,885,621	$4,885,036	0.53%
Home Improvement Retail
TMSC OpCo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/30/2026	$—	$—	$—	0.00%
TMSC OpCo, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.46%	4/30/2026	3,617,565	3,617,565	3,617,565	0.39%

						$3,617,565	$3,617,565	0.39%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread/ Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Homebuilding
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.85% / 1.50%	11.21%	11/27/2028	$2,486,742	$2,445,957	$2,449,441	0.27%
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.85% / 1.50%	11.21%	11/27/2028	2,486,742	2,445,957	2,449,441	0.27%

						$4,891,914	$4,898,882	0.54%
Hotels, Resorts & Cruise Lines
Pyramid Management Advisors, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.25%	9.88%	1/19/2028	$4,924,812	$4,797,372	$4,924,796	0.54%
Household Appliances
Dusk Acquisition II Corporation Term Loan Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.33%	12/19/2029	$7,000,000	$6,862,279	$6,860,000	0.75%
Dusk Acquisition II Corporation Term Loan Incremental	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.33%	12/19/2029	7,000,000	6,862,279	6,860,000	0.75%
Evriholder Acquisition, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.90% / 1.50%	11.23%	1/24/2028	3,897,184	3,856,566	3,874,467	0.42%
WF Enterprises, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.35% / 1.00%	8.60%	11/9/2027	4,578,187	4,552,519	4,567,076	0.50%

						$22,133,643	$22,161,543	2.42%
Housewares & Specialties
AmerCareRoyal, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/10/2030	$—	$—	$—	0.00%
AmerCareRoyal, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.36%	9/10/2030	1,295,181	1,282,570	1,295,181	0.14%
AmerCareRoyal, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.36%	9/10/2030	4,100,000	4,059,970	4,065,752	0.44%
AmerCareRoyal, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.36%	9/10/2030	4,032,530	3,992,449	3,998,846	0.44%
AmerCareRoyal, LLC U.S. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.34%	9/10/2030	1,009,036	997,392	1,009,036	0.11%
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 1.00%	10.23%	3/22/2028	3,610,294	3,581,860	3,529,976	0.39%
Axis Portable Air, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 1.00%	10.23%	3/22/2028	872,759	865,732	867,616	0.09%
Axis Portable Air, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/22/2028	—	(7,889)	—	0.00%
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.90% / 1.00%	10.23%	3/22/2028	1,789,998	1,763,542	1,789,996	0.20%
TPC US Parent, LLC Fourth Amendment Incremental Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	10.49%	11/22/2025	744,375	736,987	736,050	0.08%

						$17,272,613	$17,292,453	1.89%
Human Resource & Employment Services
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.43% / 1.00%	11.85%	3/26/2029	$7,980,000	$7,834,330	$7,851,834	0.86%
PCS Midco, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.08%	3/1/2030	1,823,675	1,797,004	1,799,177	0.19%
PCS Midco, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.41%	3/1/2030	9,229	8,901	8,978	0.00%
PCS Midco, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.08%	3/1/2030	3,281	3,024	3,029	0.00%

						$9,643,259	$9,663,018	1.05%
Industrial Machinery
Astro Acquisition, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.82%	12/13/2027	$7,940,000	$7,875,732	$7,835,312	0.86%
Helios Service Partners, LLC_Delayed Draw Term Loan 2022	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	3/19/2027	—	(13,527)	(15,000)	0.00%
Helios Service Partners, LLC_Delayed Draw Term Loan Third Amendment	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	3/19/2027	—	(28,371)	(30,000)	0.00%
Helios Service Partners, LLC_Delayed Draw Term Loan Third Amendment Incremental	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	3/19/2027	—	134	(15,000)	0.00%
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.38%	12/7/2028	5,668,104	5,594,111	5,615,276	0.61%
Orion Group HoldCo, LLC Term Loan (Astra Services Partners)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	11.19%	3/19/2027	4,404,250	4,377,226	4,395,248	0.48%
Sonny’s Enterprises, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% / 1.00%	9.99%	8/5/2028	893,970	883,746	877,664	0.10%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Industrial Machinery (continued)
Sonny’s Enterprises, LLC Restatement Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% /1.00%	9.92%		8/5/2028	4,037,472	3,992,384	3,978,434	0.43%
Sonny’s Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.65% /1.00%	10.24%		8/5/2028	35,910	32,697	35,910	0.00%
Tank Holding Corp. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.10% /0.75%	10.44%		3/31/2028	4,231,374	4,191,364	4,256,320	0.46%
Tank Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.25%		3/31/2028	4,924,242	4,863,612	4,875,636	0.53%

							$31,769,108	$31,809,800	3.47%
Insurance Brokers
Alera Group, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.09%		10/2/2028	$628,053	$608,800	$609,352	0.07%
Alkeme Intermediary Holdings, LLC Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.08%		10/28/2026	4,989,186	4,915,262	4,932,233	0.54%
Arden Purchaser, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	5.25%		11/22/2030	326,800	310,611	310,460	0.03%
Arden Purchaser, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 1.00%	9.58%		11/22/2030	11,764,784	11,648,280	11,647,136	1.27%
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		4/14/2028	—	—	(32,110)	0.00%
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.00%		11/30/2029	623,819	617,066	623,819	0.07%
Inszone Mid, LLC A&R Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.50%		11/30/2029	743,698	740,902	743,698	0.08%
Integrity Marketing Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.51%		8/25/2028	12,468,750	12,448,440	12,468,750	1.36%
Keystone Agency Partners LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%		5/3/2027	2,961,852	2,939,615	2,916,220	0.32%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 0.75%	10.26%		11/1/2029	84,432	83,577	84,432	0.01%
Oakbridge Insurance Agency LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.23%		11/1/2029	450,591	447,579	450,591	0.05%
Peter C. Foy & Associates Insurance Services, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 0.75%	10.86%		11/1/2028	2,468,750	2,424,789	2,419,650	0.26%
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.83%		11/1/2028	1,210,563	1,202,734	1,199,092	0.13%
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.83%		11/1/2028	4,395,954	4,352,211	4,364,455	0.48%
Tricor, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.74%		10/22/2026	1,192,728	1,192,728	1,192,728	0.13%
Tricor, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.10% / 1.00%	9.46%		10/22/2026	144,231	144,231	144,231	0.01%
Tricor, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.46%		10/22/2026	3,173,112	3,173,112	3,173,112	0.35%
Worldwide Insurance Network, LLC DDTL	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.81% / 0.75%	10.32%		5/28/2030	731,407	722,398	731,407	0.08%
Worldwide Insurance Network, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.70% / 0.75%	10.22%		5/28/2030	2,493,153	2,470,389	2,476,880	0.27%

							$50,442,724	$50,456,136	5.51%
Interactive Home Entertainment
Five Star Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.15% / 1.50%	11.66%		2/23/2028	$55,696	$54,429	$53,980	0.01%
Track Branson Opco, LLC, The Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.50%	0.50%		2/23/2028	—	(2,496)	(362)	0.00%
Track Branson OpCo, LLC, The Term Loan A	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.15% / 1.50%	11.66 1.00	% / %	2/23/2028	1,590,123	1,555,779	1,529,021	0.17%

							$1,607,712	$1,582,639	0.18%
Internet & Direct Marketing Retail
Berlin Rosen Acquisition, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	9.98%		1/14/2027	$600,485	$590,437	$591,585	0.06%
Berlin Rosen Acquisition, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(10)	1M SOFR + 5.50% / 1.00%	9.98%		1/14/2027	600,485	590,437	591,585	0.06%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(1)(2)(3)(4)(5)(7)	1M SOFR + 5.60% / 1.00%	10.15%		1/14/2027	1,822,804	1,802,151	1,804,792	0.20%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.60% / 1.00%	10.15%		1/14/2027	1,822,804	1,802,151	1,804,792	0.20%
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	10.15%		1/14/2027	2,152,585	2,127,460	2,131,186	0.23%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Internet & Direct Marketing Retail (continued)
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.50% /1.00%	10.15%	1/14/2027	3,517,652	3,476,594	3,482,684	0.38%
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	10.15%	1/14/2027	1,365,067	1,351,772	1,351,496	0.15%

						11,741,002	$11,758,120	1.28%
Internet Services & Infrastructure
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.33%	12/31/2027	$2,775,112	$2,693,114	$2,775,112	0.30%
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/30/2029	—	(8,230)	(8,414)	0.00%
Salute Mission Critical, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/30/2029	—	(6,664)	(6,783)	0.00%
Salute Mission Critical, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.36%	11/30/2029	4,093,373	4,052,440	4,052,440	0.44%
Salute Mission Critical, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.36%	11/30/2029	4,196,332	4,154,560	4,154,368	0.46%

						$10,885,220	$10,966,723	1.20%
Investment Banking & Brokerage
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.61%	6/30/2028	$2,494,697	$2,490,904	$2,494,697	0.27%
Cherry Bekaert Advisory LLC Amendment No. 1 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.61%	6/30/2028	2,162,522	2,139,258	2,153,058	0.24%
DOXA Insurance Holdings LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.75%	9.91%	12/20/2030	456,156	453,873	456,156	0.05%
DOXA Insurance Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.60%	12/20/2030	496,587	496,587	496,587	0.05%

						$5,580,622	$5,600,498	0.61%
IT Consulting & Other Services
ACP Avenu Buyer, LLC Delayed TL	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.84%	10/2/2029	$272,737	$272,664	$272,737	0.03%
ACP Avenu Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.85%	10/2/2029	59,598	53,870	53,901	0.01%
ACP Avenu Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.84%	10/2/2029	1,545,712	1,511,908	1,512,344	0.17%
Alta Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	12/21/2027	1,108,536	1,095,128	1,107,477	0.12%
Alta Buyer, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	12/21/2027	572,733	572,906	567,626	0.06%
Alta Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	12/21/2027	3,761,820	3,717,091	3,705,717	0.40%
Aptean Acquiror Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.32%	1/30/2031	85,148	64,873	85,148	0.01%
Aptean Acquiror Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/30/2031	—	—	(769)	0.00%
Aptean Acquiror Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.18% / 0.75%	9.81%	1/30/2031	271,288	264,401	271,288	0.03%
Aptean Acquiror Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.18% / 0.75%	9.81%	1/30/2031	4,944,502	4,902,985	4,944,502	0.54%
Argano, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/13/2029	—	(10,197)	(12,162)	0.00%
Argano, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.15%	9/13/2029	4,089,750	4,030,540	4,022,433	0.44%
Argano, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.15%	9/13/2029	5,849,109	5,776,192	5,752,833	0.63%
Argano, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/13/2029	—	(5,141)	(2,027)	0.00%
BCM One, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.60% / 1.00%	8.85%	11/17/2027	4,665,588	4,646,101	4,665,588	0.51%
By Light Professional IT Services LLC Existing Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.98% / 1.00%	11.53%	5/16/2025	1,859,233	1,851,797	1,859,233	0.20%
Enverus Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.86%	12/24/2029	12,076	12,076	12,076	0.00%
Enverus Holdings, Inc.Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	12/24/2029	—	—	(1,200)	0.00%
Enverus Holdings, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 0.75%	9.86%	12/24/2029	5,288,224	5,219,431	5,224,303	0.57%
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2029	—	—	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
IT Consulting & Other Services (continued)
Guidepoint Security Holdings, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% /1.00%	10.36%	10/2/2029	299,591	299,591	299,591	0.03%
Guidepoint Security Holdings, LLC_Term Loan First Amendment	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	6.00%	2/10/2029	140,815	138,704	138,703	0.01%
IG Investments Holdings, LLC 2024 Refinancing Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.57%	9/22/2028	5,953,964	5,953,964	5,953,964	0.65%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.75% / 1.00%	11.19%	7/26/2027	3,438,750	3,367,453	3,382,301	0.37%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.00%	11.19%	7/26/2027	6,949,138	6,818,820	6,835,065	0.75%
Lighthouse Technologies Holding Corp. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.48%	4/30/2027	174,935	174,578	174,935	0.02%
Lighthouse Technologies Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.48%	4/30/2027	11,407,591	11,368,214	11,407,591	1.24%
Lighthouse Technologies Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/30/2027	—	—	—	0.00%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.08%	6/15/2029	349,360	340,849	346,229	0.04%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.00%	1.00%	6/15/2029	—	(1,567)	(1,567)	0.00%
Rural Sourcing Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.08%	6/15/2029	26,400	20,616	17,385	0.00%
Rural Sourcing Holdings, Inc. Term Loan Amendment No. 1	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.00%	10.35%	6/15/2029	262,680	260,053	260,053	0.03%
Rural Sourcing Holdings, Inc. Tranche B Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	11.01%	6/15/2029	1,560,240	1,522,363	1,499,748	0.16%
Upstack Holdco Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	8/23/2031	—	(15,061)	—	0.00%
Upstack Holdco Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.38%	8/25/2031	187,500	175,579	187,500	0.02%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.52%	8/25/2031	4,100,000	4,059,393	4,061,883	0.44%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.52%	8/25/2031	4,025,000	3,985,292	3,987,581	0.44%
VRC Companies, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.76% / 1.00%	10.35%	6/29/2027	5,913,328	5,882,966	5,906,158	0.64%
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.65%	6/29/2027	272,249	249,630	234,704	0.03%
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.34%	6/29/2027	1,993,611	1,986,502	1,981,281	0.22%

						$80,564,564	$80,714,153	8.81%
Leisure Facilities
Concert Golf Partners Holdco LLC Initial Term Loan (2022)	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 4.75% / 0.75%	9.13%	4/1/2030	$4,924,242	$4,924,242	$4,924,242	0.54%
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.83%	4/27/2029	1,666,667	1,615,882	1,666,667	0.18%
Excel Fitness Holdings, Inc. Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.83%	4/27/2029	471,884	468,387	450,547	0.05%
Excel Fitness Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.83%	4/27/2029	3,316,667	3,249,161	3,312,533	0.36%

						$10,257,672	$10,353,989	1.13%
Leisure Products
BCI Burke Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.08%	12/14/2027	$1,185,551	$1,177,364	$1,185,551	0.13%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	10/10/2026	—	(9,429)	(10,273)	0.00%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/10/2026	—	(11,545)	(12,580)	0.00%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.08%	12/14/2027	3,769,960	3,735,831	3,732,260	0.41%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.08%	12/14/2027	4,616,277	4,574,487	4,570,114	0.50%
KSKI Holdings 2, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 7.25% / 1.25%	11.58%	6/30/2028	4,937,500	4,822,746	4,709,503	0.51%
Painful Pleasures, LLC Term Loan fka Artifex	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	10.19%	8/31/2026	1,202,446	1,201,194	1,197,904	0.13%
Painful Pleasures, LLC Third Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.61% / 1.00%	10.19%	8/31/2026	3,728,732	3,714,108	3,726,448	0.41%

						$19,204,756	$19,098,927	2.09%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Life & Health Insurance
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% /1.00%	9.60%		6/1/2030	$12,247,991	$12,127,118	$12,125,511	1.32%
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		6/1/2030	—	(15,572)	(15,667)	0.00%

							$12,111,546	$12,109,844	1.32%
Life Sciences Tools & Services
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.77%		9/30/2030	$63,653	$62,858	$63,653	0.01%
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed TL	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%		9/30/2030	—	(203)	(210)	0.00%
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%		9/30/2030	—	(203)	(210)	0.00%
Bamboo US BidCo LLC (aka Baxter) USD TL	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.77%		9/30/2030	706,492	700,072	703,812	0.08%
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.96%		12/30/2026	2,601,620	2,587,926	2,548,565	0.28%
KL Charlie Acquisition Company Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.96%		12/30/2026	1,955,992	1,931,647	1,920,183	0.21%
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%		12/30/2026	—	1,770	—	0.00%
KL Moon Acquisition, LLC 2024 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57 2.75	% / %	2/1/2029	655,497	639,332	622,783	0.07%
KL Moon Acquisition, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57 2.75	% / %	2/1/2029	1,643,447	1,623,991	1,562,918	0.17%
KL Moon Acquisition, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.75% / 1.00%	12.32 2.75	% / %	2/1/2029	352,453	352,452	335,183	0.03%

							$7,899,642	$7,756,677	0.85%
Metal & Glass Containers
Keg Logistics LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.67%		11/23/2027	$4,432,475	$4,384,991	$4,388,150	0.48%
Movies & Entertainment
Broadcast Music, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	10.39%		2/8/2030	$1,572,103	$1,566,182	$1,567,016	0.17%
Office Services & Supplies
Advanced Web Technologies Holding Company Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.56%		12/17/2026	$779,682	$768,704	$768,220	0.08%
Advanced Web Technologies Holding Company Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.25% / 1.00%	10.58%		12/17/2026	48,875	48,875	48,875	0.01%
Advanced Web Technologies Holding Company Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	8.31%		12/17/2026	1,981,892	1,953,988	1,952,758	0.21%
Ergotron Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 0.75%	9.61%		7/6/2028	4,521,411	4,521,411	4,521,411	0.49%
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.15% / 1.00%	10.48%		12/15/2026	552,017	516,502	525,101	0.06%
Forward Solutions, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	10.48%		12/15/2026	657,006	646,702	649,637	0.07%

							$8,456,182	$8,466,002	0.92%
Oil & Gas Equipment & Services
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.10% / 2.00%	11.46%		7/31/2028	$474,145	$451,813	$461,337	0.05%
Jones Industrial Holdings, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.10% / 2.00%	11.46%		7/31/2028	1,994,605	1,916,742	1,901,495	0.21%

							$2,368,555	$2,362,832	0.26%
Other Diversified Financial Services
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.28%		10/1/2027	$1,128,731	$1,121,338	$1,120,958	0.12%
Citrin Cooperman Advisors LLC 2022-2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 5.00% / 0.75%	9.28%		10/1/2027	3,801,824	3,736,317	3,761,511	0.41%
Convera International Financial S.a r.l. Incremental Term Loan	(1)(3)(5)(7)(9)(10)	3M SOFR + 6.15% / 0.75%	10.48%		3/1/2028	2,955,000	2,907,650	2,904,453	0.32%
Convera International Holdings Limited Term Loan	(1)(3)(5)(7)(9)(10)	3M SOFR + 6.00% / 0.75%	10.33%		1/3/2028	404,092	398,204	398,031	0.04%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.59%		6/15/2029	1,711,273	1,681,625	1,698,304	0.19%
Lido Advisors, LLC_Delayed Draw Term Loan Seventh Amendment	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.52%		6/15/2029	725,544	712,326	715,522	0.08%

							$10,557,460	$10,598,779	1.16%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
December 31, 2024

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate		Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Packaged Foods & Meats
Chef Merito, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.90% /1.00%	10.23%		7/15/2028	$424,191	$414,162	$424,191	0.05%
Chef Merito, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.90% / 1.00%	10.23%		7/15/2028	424,191	414,162	424,191	0.05%
Chef Merito, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%		7/15/2028	—	(7,885)	(3,468)	0.00%
Chef Merito, LLC First Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.67%		7/15/2028	2,558,274	2,494,972	2,525,991	0.27%
Chef Merito, LLC Second Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	10.23%		7/15/2028	1,135,844	1,114,981	1,116,810	0.12%
Demakes Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%		12/12/2029	—	—	—	0.00%
Demakes Borrower, LLC Term B Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.45%		12/12/2029	344,627	344,627	344,627	0.04%
Gastronome Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.15% / 1.00%	9.48%		11/18/2027	4,729,986	4,704,195	4,729,986	0.51%
Huron Bidco, INC. Incremental Term Loan B1 (KNPC Holdco)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.10% / 1.00%	12.24%		10/22/2029	737,001	728,362	709,732	0.08%
KNPC Holdco, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	10.99%		10/22/2029	4,888,761	4,829,934	4,749,252	0.52%
KNPC Holdco, LLC Tranche D-1 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	10.27%		10/22/2029	5,000,000	5,000,000	5,000,000	0.54%
Nellson Nutraceutical, LLC Term A-1 Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.85% / 1.00%	10.40%		12/23/2025	4,932,109	4,909,885	4,848,264	0.53%
Patriot Foods Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.11%		12/24/2029	4,950,000	4,894,378	4,900,500	0.53%
Signature Brands, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 9.76% / 1.75%	14.28 3.00	% / %	5/4/2028	4,516,394	4,445,379	4,299,919	0.47%
Signature Brands, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.61% / 1.75%	10.97%		5/4/2028	259,007	255,849	247,086	0.03%
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	10.15%		3/31/2029	2,292,169	2,220,375	2,232,476	0.24%
Western Smokehouse Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	10.15%		3/31/2029	2,292,169	2,264,253	2,263,516	0.25%
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	10.28%		2/9/2028	193,985	190,593	192,493	0.02%
ZB Holdco LLC 2023-1 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	9.98%		2/9/2028	154,250	151,628	151,052	0.02%

							$39,369,850	$39,156,618	4.27%
Paper Packaging
Chef Merito, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.90% /1.00%	10.23%		7/15/2028	$424,191	$414,162	$424,191	0.05%
Chef Merito, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.90% /1.00%	10.23%		7/15/2028	$424,191	$414,162	$424,191	0.05%
Chef Merito, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.90% /1.00%	10.23%		7/15/2028	$424,191	$414,162	$424,191	0.05%
Arctic Holdco, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.46%		12/23/2026	$5,528,350	$5,528,350	$5,528,350	0.60%
Arctic Holdco, LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.10% / 1.00%	10.46%		12/23/2026	353,592	353,592	353,592	0.04%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 1	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.35% / 1.50%	10.75%		3/5/2027	2,715,625	2,665,916	2,671,267	0.29%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 2	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.35% / 1.50%	10.75%		3/5/2027	2,221,875	2,181,173	2,207,256	0.24%

							$10,729,031	$10,760,465	1.17%
Personal Products
Kinetic Purchaser, LLC—Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	10.75%		11/10/2027	$2,019,299	$1,960,651	$1,949,495	0.21%
Loving Tan Intermediate II Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.35%		5/31/2028	2,728,088	2,668,982	2,703,213	0.30%
Loving Tan Intermediate II Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 1.00%	10.35%		5/31/2028	103,704	97,172	103,704	0.01%
Phoenix YW Buyer, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		5/31/2030	—	(3,115)	—	0.00%
Phoenix YW Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%		5/31/2030	8,137,500	8,023,046	8,109,312	0.88%
RoC Holdco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.75%	11.13%		2/21/2031	4,235,990	4,200,372	4,210,646	0.46%
RoC Holdco LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%		2/21/2030	—	(5,370)	—	0.00%

							$16,941,738	$17,076,370	1.86%
Pharmaceuticals
Creek Parent, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 0.75%	12.75%		12/18/2031	$14,076,000	$13,935,240	$13,935,240	1.52%

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
June 30, 2025
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

Basis of Consolidation
As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than a wholly-owned or substantially wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company has consolidated the results of the Company’s direct and indirect wholly-owned subsidiaries, SPV Facility I LLC (“SPV Facility I”), StepStone Great Lakes SPV Facility II LLC (“SPV Facility II”), Stepstone SPV Facility III LLC (“SPV Facility III”), StepStone SPV Facility IV Intermediate Holdco LLC (“SPV Facility IV Intermediate Holdco”), Stepstone SPV Facility IV LLC (“SPV Facility IV”), StepStone CLO 2024-I LLC (“2024-I Issuer”), StepStone CLO 2025-I LLC (“2025-I Issuer”) and StepStone SPV Facility V LLC (“SPV Facility V”) all of which are bankruptcy remote special purpose vehicles (“SPVs”) organized as Delaware limited liability companies. SPV Facility I, SPV Facility II, SPV Facility III, SPV Facility IV Intermediate Holdco, SPV Facility IV, 2024-I Issuer, 2025-I Issuer and SPV Facility V were established to be utilized in connection with existing or future secured revolving credit facilities or other secured financing arrangements whereby creditors have a claim on the relevant SPV’s assets prior to those assets becoming available to the Company. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation.
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
Direct Loans
The Company’s direct loans primarily include secured debt (including first lien senior secured and second lien senior secured), but may also include unsecured debt (including senior unsecured and subordinated debt) and mezzanine loans, as well as broadly syndicated loans and club deals (generally investments made by a small group of investment firms). First lien senior secured debt has first claim to any underlying collateral of a loan, second lien senior secured debt is secured but subordinated in payment and/or lower in lien priority to first lien holders, and unitranche loans are secured loans that combine both senior and subordinated debt into one tranche of debt, generally in a first lien position. In connection with a direct loan, the Company may receive non-cash income features, including payment-in-kind (“PIK”) interest and original issue discount (“OID”).

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
CLO Warehouses
A CLO Warehouse is an entity organized for the purpose of holding syndicated bank loans, also known as leveraged loans, prior to the issuance of securities from that same vehicle. During the warehouse period, a CLO Warehouse will obtain bank financing and secure investments and build a portfolio of primarily leveraged loans and other debt obligations. The warehouse period terminates when the collateralized loan obligation vehicle issues various tranches of securities to the market. At this time, financing through the issuance of debt and equity securities is used to repay the bank financing.
The fair value of a CLO Warehouse is determined by adding the excess spread (accrued interest plus interest received less financing cost) to the CLO Warehouse equity contribution made by the Company, discounted to present value, unless the Advisor determines that the securitization will not be achieved, in which case, the fair value of a CLO Warehouse will be established based on the fair value of the underlying loan positions which are valued in a manner consistent with the Advisor’s valuation policy and procedures. CLO warehouses can be exposed to credit events, mark to market changes, rating agency downgrades and financing cost changes. Changes in the fair value of a CLO Warehouse are reported in net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers in the consolidated statements of operations.
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
Private credit funds normally do not have readily available market prices and therefore will be fair valued according to the Valuation Procedures (as defined below) at each determination date. Ordinarily, the fair value of the Company’s investment in a private credit fund is based on the NAV of the investment reported by its investment manager (“Investment Manager”). If the Advisor determines that the most recent NAV reported by the Investment Manager does not represent fair value or if the Investment Manager fails to report a NAV to the Company, a fair value determination is made by the Advisor in accordance with the Valuation Procedures. In making that determination, the Advisor will consider whether it is appropriate, in light of all relevant circumstances, to value such investment at the NAV last reported by its Investment Manager, or whether to adjust such NAV to reflect a premium or discount (adjusted NAV). The NAVs or adjusted NAVs are net of management fees and performance/incentive fees (carried interest) payable by the private credit fund investees pursuant to their respective organizational documents. The value assigned to the investments in private credit funds is based on available information and does not necessarily represent amounts that might be realized, since such amounts depend on future circumstances and cannot reasonably be determined until the underlying investments are actually liquidated. In determining whether valuation adjustments are appropriate, factors assessed include but are not limited to, reviewing the private credit funds’ compliance with U.S. GAAP and valuation procedures in place, current performance and market conditions. The Advisor will consider such information and consider whether it is appropriate, in light of all relevant circumstances, to value the private credit funds at their capital account balance as reported, or adjust such value.
Cost represents capital contributions made by the Company, less return of capital proceeds received from such private credit funds. As of June 30, 2025 and December 31, 2024, the Company had remaining unfunded commitments of $7,641,214 and $14,052,188, respectively, to private credit funds.
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
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, the Company may value such investments using a variety of valuation techniques. For debt investments, the Advisor generally uses a market interest rate yield analysis to determine fair value. To determine fair value using a yield analysis, the expected cash flows are projected based on the contractual terms of the debt security and discounted back to the measurement date based on a market yield. A market yield is determined based upon an assessment of current and expected market yields for similar investments and risk profiles. The Company considers the current contractual interest rate, the expected life and other terms of the investment relative to the risk of the company and the specific investment. These securities are categorized as Level 3 of the fair value hierarchy.
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
Generally, an increase in market yields or discount rates or a decrease in earnings before interest, taxes, depreciation and amortization (“EBITDA”) may result in a decrease in the fair value of certain of the Company’s investments.
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
Secured Borrowings
Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying consolidated statements of assets and liabilities as secured borrowings. Premiums payable are separately reported as accrued interest. There were no secured borrowings as of June 30, 2025 and December 31, 2024.
Securities Transactions and Revenue Recognition
Loan transactions are recorded as of the trade date for financial reporting purposes. Realized gains and losses from loans sold are recorded on the identified cost basis. Dividend income, if any, is recorded on the ex-dividend date.
Purchases of investments in private credit funds are recorded as of the first day of legal ownership of an investment and redemptions from investments are recorded as of the last day of legal ownership. Realized gains and losses from securities sold are recorded on the identified cost basis. Dividend income, if any, is recorded on the record date.
Interest income is recognized on an accrual basis. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or are expected to pay in full. For those issuers who are in default or are expected to default, interest is not accrued and is only recognized when received unless the cash received is applied to principal based upon management’s judgment. Loan origination fees, OID and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income using the effective interest method.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off by reversing interest income in the period when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. None of the Company’s investments in the consolidated financial statements as of June 30, 2025 and December 31, 2024 have defaulted or are on non-accrual status.
The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, administration and amendment fees, some of which are paid to the Company on an ongoing basis. These fees, if any, are recognized as earned as a component of “fee income” in the Consolidated statements of operations. No such fee income was recorded for six months ended June 30, 2025 and 2024.
Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, unamortized syndication fees, unamortized commitment fees and unamortized discounts are recorded as interest income. The Company had prepayments that resulted in
$1,056,265 and $1,229,804,
in the foregoing fees for the three and six months ended June 30, 2025, respectively. The Company has no
t had any prepayments that would result in the foregoing fees for the three and six months ended June 30, 2024.

The Company may have investments that contain PIK provisions. PIK income, computed at the contractual rate specified in the Company’s respective investment agreement, is added to the principal balance of the investment and is collected upon repayment of the outstanding principal, and is recorded as interest income in the consolidated statements of operations. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, if still considered taxable income, even though the Company has not yet collected cash. The Company prospectively ceases recognition of PIK income and the associated principal balance if such amounts and balances are deemed to be doubtful of collection. For investments with PIK income, the Company calculates interest income accruals based on the principal balance including any PIK. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is reversed through interest income.
For the Company’s secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the consolidated statements of operations.
Interest income from investments in the “equity” class of CLO funds are recorded based upon an estimate of an effective yield to expected maturity utilizing expected cash flows in accordance with FASB ASC 325-40,
Beneficial Interests in Securitized Financial Assets
. Effective yields for the CLO equity positions are updated generally once a quarter or in connection with a transaction such as an add-on purchase, refinancing or reset. The estimated yield and investment cost may ultimately not be realized.
Distributions received from private credit funds occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received in cash or in-kind, including return of capital, realized gains, interest income and dividend income, is based on information received from the Investment Manager of the private credit fund.
Debt Issuance Costs
Debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s borrowings. The aforementioned costs are amortized over each instrument’s term. Unamortized debt issuance costs related to any notes are presented net against the outstanding lines of credit balance and debt securitization balance, if any, in the consolidated statements of assets and liabilities.
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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the six months ended June 30, 2025 and 2024, the Company did not incur any excise tax.
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
(“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold that would result in a tax benefit or expense to the Company would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2025 and December 31, 2024. During the six months ended June 30, 2025 and 2024, the Company did not incur any interest or penalties.
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
Segment Reporting
An operating segment is defined in ASC Topic 280,
Segment Reporting
, as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Investment Committee of the Company’s Advisor acts as the Company’s CODM. The Company represents a single operating segment, as the CODM monitors the operating results of the Company as a whole. The Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its private offering memorandum, based on a defined investment strategy which is executed by the Company’s Advisor. The financial information in the form of the Company’s portfolio composition, total returns, expense ratios, changes in net assets resulting from operations, subscriptions and redemptions, that is used by the CODM to assess the Company’s performance versus comparative benchmarks and to make resource allocation decisions for the Company’s single segment, is consistent with that presented within the Company’s consolidated financial statements. Segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying consolidated statements of operations.

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
For the three and six months ended June 30, 2025, the Company incurred a Base Management Fee of $3,002,047 and $5,530,279, respectively. For the three and six months ended June 30, 2024, the Company incurred a Base Management Fee of $1,277,204 and $2,260,393, respectively.
The Incentive Fee consists of two components: an income-based incentive fee and a capital gains-based incentive fee, that are independent of each other, with the result that one component may be payable even if the other is not.
The first part of the Incentive Fee, referred to as the “Income Incentive Fee,” is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. The payment of the Income Incentive Fee is subject to a quarterly hurdle rate, expressed as a rate of return on the value of the Company’s net assets at the end of the most recently completed calendar quarter, of 1.25%
(
5.0% annualized) (the “Hurdle Rate”), subject to a “catch up” feature (as described below).
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

For the three and six months ended June 30, 2025, the Company incurred Income Incentive Fee of $2,329,691 and $4,477,463, respectively. For three and six months ended June 30, 2024, the Company incurred Income Incentive Fee of $1,122,558 and $1,960,084, respectively.
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
For the three and six months ended June 30, 2025, the Company accrued a Capital Gains-Based Incentive Fee of $(54,211) and $(44,952), respectively, under U.S. GAAP. For the three and six months ended June 30, 2024, the Company accrued a Capital Gains-Based Incentive Fee of $(22,305) and $12,893,
respectively, under U.S. GAAP. The negative balances are reversals of prior period accruals.
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
For the three and six months ended June 30, 2025, the Company incurred an Administration Fee of $602,176 and $1,350,742, respectively. For the three and six months ended June 30, 2024, the Company incurred an Administration Fee of $385,420 and $681,874, respectively.
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
For the period from April 3, 2023 (commencement of operations) to December 31, 2024, the Advisor incurred Other Operating Expenses of $1,075,628, and organizational costs of $1,296,462, on behalf of the Company, all subject to recoupment pursuant to the terms of the Amended Expense Limitation Agreement. For the three and six months ended June 30, 2025, the Company made recoupment payments to the Advisor of $46,858 and $778,369, respectively. For the three and six months ended June 30, 2024, the Company made recoupment payments to the Advisor of $164,211 and $139,854 (net of $24,357 of expenses the Advisor incurred on behalf of the Company), respectively. See Note 8 for further information, including the balance of amounts subject to recoupment payments to be made by the Company to the Advisor as of June 30, 2025 and as of December 31, 2024.
Other Related Party Transactions
During the three and six months ended June 30, 2025, StepStone Private Credit Fund SP, a segregated portfolio (the “Segregated Portfolio”) of StepStone Private Credit Platform (Cayman) SPC, a Cayman Islands exempted company with limited liability and registered with the Cayman Islands Monetary Authority as a segregated portfolio company, who shares the same investment advisor as the Company, purchased 6,653,519 and 12,393,626, respectively, Shares from the Company in exchange for aggregate proceeds totaling $174,365,015 and $325,236,580, respectively. During the three and six months ended June 30, 2024, the Segregated Portfolio purchased 4,710,835 and 8,073,303, respectively, Shares from the Company in exchange for aggregate proceeds totaling $122,882,899 and $210,407,899, respectively. For the three and six months ended June 2025, the Segregated Portfolio received 508,127 and 930,722, respectively, of Shares in connection with reinvestments under the Company’s DRIP, which Shares represented distributions in amounts equal to $13,216,639 and $24,203,730, respectively. For the three and six months ended June 2024, the Segregated Portfolio received 279,375 and 534,465, respectively, of Shares in connection with reinvestments under the Company’s DRIP, which Shares represented distributions in amounts equal to $7,214,870 and $13,781,759, respectively. As of June 30, 2025 and December 31, 2024, $1,251,539,611 and $913,450,373, respectively, or 99.7% and 99.7%, respectively, of the Company’s outstanding Shares are held indirectly through the Segregated Portfolio.
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

As of June 30, 2025 and December 31, 2024, the Company had an outstanding principal balance under the MassMutual SPV I Facility of $187,500,000 and $204,500,000, respectively. For the three and six months ended June 30, 2025, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 7.56% and 7.57%, respectively. For the three and six months ended June 30, 2024, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.60% and 8.61%, respectively. For the three and six months ended June 30, 2025, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility were $187,500,000 and $190,074,586, respectively. For the three and six months ended June 30, 2024, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility were $139,164,835 and $147,340,659, respectively.
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
On June 23, 2025, SPV Facility II and BMO entered into an amendment (the “BMO Third Amendment”) to the BMO Loan and Security Agreement. The BMO Third Amendment, among other things, increased the aggregate commitments by the lenders under the BMO SPV II Credit Facility to $162,500,000 as of the amendment effective date and extended the commitment termination date under the BMO SPV II Credit Facility to June 30, 2027. Prior to the effective date of the BMO Third Amendment, borrowings under the BMO SPV II Credit Facility generally bore interest at a rate per annum equal to 3-Month Term SOFR plus a margin of 2.50% (subject to credit spread adjustments based on the weighted average spread of certain loan assets).

The BMO Third Amendment
reduced the applicable margin on borrowings under the BMO SPV II Credit Facility, such that borrowings under the BMO SPV II Credit Facility
will
generally bear interest at a rate per annum equal to 3-Month Term SOFR plus a margin of 2.35% (subject to credit spread adjustments based on the weighted average spread of certain loan assets). The BMO SPV II Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility II and a pledge over 100% of the Company’s equity interest in SPV Facility II.
The BMO SPV II Credit Facility matures on May 1, 2030, unless sooner terminated in accordance with its terms.
As of June 30, 2025 and December 31, 2024, the Company had an outstanding principal balance under the BMO SPV II Credit Facility of $86,670,535 and $97,670,535, respectively, in connection with investments purchased through participation agreements from BMO. For the three and six months ended June 30, 2025, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 6.79% and 6.81%, respectively. For the three and six months ended June 30, 2024, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.81% and 7.82%
,
respectively. For the three and six months ended June 30, 2025, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $92,154,051 and $94,897,054, respectively. For the three and six months ended June 30, 2024, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $ 101,527,678 and $98,714,491, respectively.
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
On October 31, 2024, the Company and Wells Fargo amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo First Amendment”). The Wells Fargo First Amendment, among other things, increased the aggregate commitments by the lenders to $400,000,000 and decreased the applicable margin on borrowings from 2.65% to 2.25%. On February 27, 2025, the Company amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo Second Amendment”). The Wells Fargo Second Amendment, among other things, (1) increased the aggregate commitments by the lenders under the Wells Fargo SPV III Credit Facility to $650,000,000, with an accordion feature providing SPV Facility III the right to request increases in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to an aggregate maximum of $900,000,000, and (2) decreased the applicable margin on borrowings to 2.15% under the Wells Fargo SPV III Credit Facility. On May

14, 2025,
the Company further amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo Third Amendment”), which, among other things, increased the aggregate commitments by the lenders under the Wells Fargo SPV III Credit Facility to
$750,000,000.

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
The Wells Fargo Loan and Security Agreement requires payment of a non-use fee equal to, (i) during the six-month period following the date of the Wells Fargo Third Amendment, 0.50% on the difference between the daily outstanding balance under the Wells Fargo SPV III Credit Facility relative to the maximum amount of available commitments at such time up to 65% of the maximum amount of available commitments, plus 2.00% on any such amount in excess of 65% of the maximum amount of available commitments, and (ii) after the initial six-month period following the date of the Wells Fargo Third Amendment, 0.50% on the difference between the daily outstanding balance under the Wells Fargo SPV III Credit Facility relative to the maximum amount of available commitments at such time up to 35% of the maximum amount of available commitments, plus 2.00% on any such amount in excess of 35% of the maximum amount of available commitments.
The reinvestment period end date (after which no borrowings may be drawn under the Wells Fargo SPV III Credit Facility) and the maturity date under the Wells Fargo SPV III Credit Facility are scheduled for February 27, 2028 and February 27, 2030, respectively, unless the Wells Fargo Loan and Security Agreement is sooner terminated in accordance with its terms.
As of June 30, 2025 and December 31, 2024, the Company had an outstanding principal balance under the Wells Fargo SPV III Credit Facility of $476,000,000 and $360,000,000, respectively. For the three and six months ended June 30, 2025, the Company’s borrowings under the Wells Fargo SPV III Credit Facility bore interest at a weighted average interest rate of 6.47% and 6.50%, respectively. For the three and six months ended June 30, 2024, the Company’s borrowings under the Wells Fargo SPV III Credit Facility bore interest at a weighted average interest rate of 7.97%. For the three and six months ended June 30, 2025, the daily average amount of outstanding borrowings under the Wells Fargo SPV III Credit Facility was $414,708,791 and $366,135,359, respectively. For the three and six months ended June 30, 2024, the daily average amount of outstanding borrowings under the Wells Fargo SPV III Credit Facility was $130,681,319 and $103,016,667, respectively.
2024-I CLO
On January 15, 2025, the Company completed the 2024-I CLO, in connection with which the 2024-I Issuer issued the 2024-I CLO Debt.
The debt offered in the 2024-I CLO was issued and incurred by the 2024-I Issuer and consists of the 2024-I CLO Debt, the terms of which are summarized in the table below:

Class	Par Size ($)	Ratings (S&P)		Coupon
Class A 2024 Notes	174,000,000	AAA	(sf)	3M SOFR + 1.70%
Class B 2024 Notes	30,000,000	AA	(sf)	3M SOFR + 2.00%
2024-I CLO Subordinated Notes	96,360,000	N/A		N/A

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
As of June 30, 2025, the Company had an outstanding principal balance under the Class A 2024 Notes of $174,000,000. For the three and six months ended June 30, 2025, the Company’s borrowings under the Class A 2024 Notes bore interest at a weighted average interest rate of 5.96% and 5.98%, respectively. For the three and six months ended June 30, 2025, the daily average amount of outstanding borrowings under the Class A 2024 Notes was $174,000,000.
For the three months ended June 30, 2025 and 2024, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility, the BMO SPV II Credit Facility, the Wells Fargo SPV III Credit Facility and the Class A 2024 Notes (the “Total Borrowings”) amounted to 6.81% and 8.27%, respectively. The Company’s aggregate daily average amount of borrowings under the Total Borrowings for the three months ended June 30, 2025 and 2024 amounted to $868,362,842 and $371,373,831, respectively.
For the six months ended June 30, 2025 and 2024, the Company’s aggregate weighted average interest rate under the Total Borrowings amounted to 6.86% and 8.32%, respectively. The Company’s aggregate daily average amount of borrowings under the Total Borrowings for the six months ended June 30, 2025 and 2024 amounted to $811,648,435 and $347,939,766, respectively.
The Total Borrowings each include customary affirmative and negative covenants, for the respective type of debt. Credit facilities include financial covenants requiring the Company to maintain a minimum shareholders’ equity and asset coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.
The following table provides a summary of the interest expense incurred by the Company on all its borrowings for the noted periods:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Coupon interest	$17,491,391	$7,868,134	$28,284,262	$15,099,348
Amortization of debt issuance costs	569,384	332,163	1,364,272	632,411

Total	$18,060,775	$8,200,297	$29,648,534	$15,731,759

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
Investments at fair value and cost consisted of the following as of June 30, 2025:

		% of Total		% of Total
	Cost	Investments	Fair Value	Investments	% of Net Assets
First Lien Senior Secured	$2,062,903,411	96.58%	2,060,181,739	96.36%	164.16%
Second Lien Senior Secured	5,466,259	0.26%	5,483,954	0.26%	0.44%
Subordinated Notes	34,621,512	1.62%	34,962,953	1.64%	2.79%
Private Credit Funds	32,942,406	1.54%	37,355,338	1.75%	2.98%

Total investments	$2,135,933,588	100.00%	$2,137,983,984	100.01%	170.37%

Investments at fair value and cost consisted of the following as of December 31, 2024:

		% of Total		% of Total
	Cost	Investments	Fair Value	Investments	% of Net Assets
First Lien Senior Secured	$1,532,316,837	97.74%	1,532,466,267	97.58%	167.23%
Second Lien Senior Secured	4,422,858	0.28%	4,467,102	0.28%	0.49%
CLO	4,994,226	0.32%	4,994,226	0.32%	0.54%
Private Credit Funds	26,022,003	1.66%	28,614,477	1.82%	3.12%

Total investments	$1,567,755,924	100.00%	$1,570,542,072	100.00%	171.38%

The industry composition of investments as a percentage of total investments based on cost and fair value and as a percentage of net assets based on fair value as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025			December 31, 2024
	% of Total	% of Total	% of	% of Total	% of Total	% of
	Investments	Investments	Net Assets	Investments	Investments	Net Assets
	Based on	Based on	Based on	Based on	Based on	Based on
	Cost	Fair Value	Fair Value	Amortized Cost	Fair Value	Fair Value
Advertising	1.48%	1.47%	2.51%	1.73%	1.72%	2.96%
Aerospace & Defense	1.73%	1.74%	2.96%	1.80%	1.81%	3.11%
Air Freight & Logistics	0.68%	0.65%	1.11%	0.92%	0.88%	1.50%
Alternative Carriers	0.23%	0.23%	0.39%	0.32%	0.31%	0.54%
Apparel Retail	0.46%	0.46%	0.78%	0.63%	0.62%	1.07%
Apparel, Accessories & Luxury Goods	0.56%	0.56%	0.95%	0.00%	0.00%	0.00%
Application Software	6.48%	6.49%	11.06%	6.37%	6.37%	10.91%
Asset Management & Custody Banks	5.19%	5.39%	9.18%	4.87%	5.03%	8.62%
Auto Parts & Equipment	1.15%	1.15%	1.95%	1.56%	1.56%	2.67%
Automobile Manufacturers	0.28%	0.28%	0.47%	0.36%	0.36%	0.62%
Automotive Retail	0.56%	0.56%	0.95%	0.00%	0.00%	0.00%
Building Products	1.45%	1.45%	2.46%	0.94%	0.94%	1.61%
Commodity Chemicals	0.23%	0.23%	0.39%	0.31%	0.31%	0.54%
Communications Equipment	0.29%	0.29%	0.50%	0.40%	0.40%	0.69%
Construction & Engineering	7.10%	7.08%	12.07%	8.33%	8.31%	14.24%
Construction Materials	0.19%	0.19%	0.33%	0.28%	0.27%	0.47%
Consumer Electronics	0.48%	0.48%	0.82%	0.00%	0.00%	0.00%
Consumer Finance	0.31%	0.31%	0.52%	0.00%	0.00%	0.00%

	June 30, 2025			December 31, 2024
	% of Total	% of Total	% of	% of Total	% of Total	% of
	Investments	Investments	Net Assets	Investments	Investments	Net Assets
	Based on	Based on	Based on	Based on	Based on	Based on
	Cost	Fair Value	Fair Value	Amortized Cost	Fair Value	Fair Value
Data Processing & Outsourced Services	0.23%	0.23%	0.39%	0.27%	0.28%	0.47%
Distributors	0.20%	0.20%	0.34%	0.28%	0.27%	0.46%
Diversified Capital Markets	0.13%	0.13%	0.23%	0.04%	0.04%	0.07%
Diversified Chemicals	0.63%	0.62%	1.06%	0.86%	0.85%	1.46%
Diversified Metals & Mining	0.44%	0.44%	0.75%	0.00%	0.00%	0.00%
Diversified Support Services	4.04%	4.01%	6.83%	5.05%	5.04%	8.63%
Drug Retail	0.64%	0.64%	1.09%	0.00%	0.00%	0.00%
Education Services	0.27%	0.28%	0.47%	0.37%	0.38%	0.65%
Electric Utilities	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Electrical Components & Equipment	1.42%	1.42%	2.41%	1.86%	1.85%	3.18%
Electronic Equipment & Instruments	0.72%	0.72%	1.24%	1.31%	1.31%	2.25%
Electronic Manufacturing Services	0.13%	0.12%	0.21%	0.17%	0.17%	0.29%
Environmental & Facilities Services	2.10%	2.06%	3.52%	2.42%	2.42%	4.14%
Food Distributors	1.69%	1.69%	2.88%	1.78%	1.77%	3.03%
Health Care Distributors	1.00%	1.00%	1.70%	1.35%	1.35%	2.32%
Health Care Equipment	3.02%	3.01%	5.13%	2.32%	2.32%	3.98%
Health Care Facilities	1.19%	1.19%	2.03%	0.44%	0.44%	0.75%
Health Care Services	9.83%	9.82%	16.73%	9.88%	9.88%	16.93%
Health Care Technology	0.91%	0.91%	1.56%	0.73%	0.74%	1.26%
Heavy Electrical Equipment	0.03%	0.03%	0.05%	0.04%	0.04%	0.06%
Highways & Railtracks	0.23%	0.23%	0.39%	0.31%	0.31%	0.53%
Home Improvement Retail	0.17%	0.17%	0.29%	0.23%	0.23%	0.39%
Homebuilding	0.44%	0.43%	0.74%	0.32%	0.32%	0.54%
Hotels, Resorts & Cruise Lines	0.53%	0.53%	0.91%	0.31%	0.31%	0.54%
Household Appliances	1.03%	1.03%	1.75%	1.41%	1.41%	2.42%
Household Products	0.66%	0.66%	1.12%	0.00%	0.00%	0.00%
Housewares & Specialties	0.93%	0.93%	1.58%	1.10%	1.10%	1.89%
Human Resource & Employment Services	0.77%	0.77%	1.31%	0.62%	0.62%	1.05%
Industrial Machinery	2.00%	2.00%	3.42%	2.03%	2.03%	3.47%
Insurance Brokers	3.49%	3.49%	5.96%	3.51%	3.50%	6.00%
Integrated Telecommunication Services	0.17%	0.17%	0.28%	0.00%	0.00%	0.00%
Interactive Home Entertainment	0.06%	0.06%	0.12%	0.11%	0.10%	0.18%
Internet & Direct Marketing Retail	0.59%	0.59%	1.00%	0.75%	0.75%	1.28%
Internet Services & Infrastructure	0.86%	0.86%	1.47%	0.69%	0.70%	1.20%
Investment Banking & Brokerage	0.28%	0.28%	0.47%	0.36%	0.36%	0.61%
IT Consulting & Other Services	5.38%	5.39%	9.18%	5.14%	5.14%	8.81%
Leisure Facilities	0.60%	0.60%	1.02%	0.65%	0.66%	1.13%
Leisure Products	0.90%	0.90%	1.53%	1.22%	1.22%	2.09%
Life & Health Insurance	1.03%	1.03%	1.75%	0.77%	0.77%	1.32%
Life Sciences Tools & Services	0.38%	0.38%	0.65%	0.50%	0.49%	0.85%
Metal & Glass Containers	0.21%	0.21%	0.35%	0.28%	0.28%	0.48%
Movies & Entertainment	0.00%	0.00%	0.00%	0.10%	0.10%	0.17%
Office Services & Supplies	0.40%	0.40%	0.68%	0.54%	0.54%	0.92%
Oil & Gas Equipment & Services	0.00%	0.00%	0.00%	0.15%	0.15%	0.26%
Other Diversified Financial Services	1.72%	1.74%	2.96%	0.67%	0.67%	1.16%
Packaged Foods & Meats	1.81%	1.76%	3.01%	2.51%	2.49%	4.27%
Paper Packaging	0.77%	0.77%	1.31%	0.68%	0.69%	1.17%
Personal Products	1.36%	1.36%	2.31%	1.08%	1.09%	1.86%
Pharmaceuticals	2.31%	2.30%	3.93%	1.98%	1.97%	3.38%
Property & Casualty Insurance	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Real Estate Development	0.11%	0.11%	0.18%	0.13%	0.13%	0.22%
Real Estate Operating Companies	0.35%	0.35%	0.59%	0.46%	0.46%	0.79%
Real Estate Services	0.77%	0.76%	1.30%	0.81%	0.79%	1.36%
Research & Consulting Services	6.23%	6.21%	10.59%	5.42%	5.40%	9.26%
Restaurants	0.25%	0.25%	0.42%	0.32%	0.32%	0.55%
Soft Drinks	0.23%	0.23%	0.39%	0.31%	0.31%	0.53%
Specialized Consumer Services	1.92%	1.93%	3.28%	2.05%	2.05%	3.51%
Specialty Chemicals	0.71%	0.71%	1.21%	0.97%	0.97%	1.67%
Specialty Stores	0.03%	0.03%	0.05%	0.04%	0.04%	0.07%
Systems Software	0.51%	0.51%	0.87%	0.31%	0.31%	0.53%
Technology Distributors	0.73%	0.73%	1.24%	0.57%	0.57%	0.97%
Trading Companies & Distributors	1.39%	1.39%	2.37%	2.29%	2.30%	3.94%
Trucking	0.22%	0.22%	0.37%	0.31%	0.31%	0.53%

Total	100.00%	100.00%	170.37%	100.00%	100.00%	171.38%

As of June 30, 2025, 96% of investments held were based in the United States within the following regions (based on fair value): Northeast 29%, Southeast 23%, Midwest 16%, Southwest 15% and West 13%. The remaining 4% of investments held were based in Cayman Islands 2%, Canada 1% and Jersey 1%.
As of December 31, 2024, 98% of investments held were based in the United States within the following regions (based on fair value): Northeast 33%, Southeast 20%, Midwest 15%, Southwest 16% and West 14%. The remaining 2% of investments held were based in Canada 1% and Jersey 1%.
For the three and six months ended June 30, 2025, purchases of investments were $396 million and $766 million, respectively. For the three and six months ended June 30, 2025, total proceeds received from sales, exits and repayments of investments were $148 million and $202 million, respectively. For the three and six months ended June 30, 2024, purchases of investments were $224 million and $457 million, respectively. For the three and six months ended June 30, 2024, total proceeds received from sales, exits and repayments of investments were $55 million and $91 million, respectively.
6. Fair Value Measurement
The following table summarizes the fair value of the Company’s investments as of June 30, 2025:

				Practical
Assets	Level 1	Level 2	Level 3	Expedient	Total
First Lien Senior Secured	$—	$—	$2,060,181,739	$—	$2,060,181,739
Second Lien Senior Secured	—	—	5,483,954	—	5,483,954
Subordinated Notes*	—	—	34,962,953	—	34,962,953
Private Credit Funds	—	—	—	37,355,338	37,355,338

Total assets	$—	$—	$2,100,628,646	$37,355,338	$2,137,983,984

The following table summarizes the fair value of the Company’s investments as of December 31, 2024:

				Practical
Assets	Level 1	Level 2	Level 3	Expedient	Total
First Lien Senior Secured	$—	$—	$1,532,466,267	$—	$1,532,466,267
Second Lien Senior Secured	—	—	4,467,102	—	4,467,102
CLO*	—	—	4,994,226	—	4,994,226
Private Credit Funds	—	—	—	28,614,477	28,614,477

Total assets	$—	$—	$1,541,927,595	$28,614,477	$1,570,542,072

*	CLOs are now being disclosed as Subordinated Notes for 2025.
The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended June 30, 2025:

	Beginning Balance at 3/31/2025	Net Purchases	Net Sales, Exits and Repayments	PIK	Accreted Discounts/ Amortized Premiums	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Balance 6/30/2025	Change in Unrealized Appreciation/ Depreciation for Level 3 Assets Still Held as of 6/30/2025
First Lien Senior Secured	$1,843,567,366	$363,868,155	$(147,936,098)	$588,588	$1,905,914	$(1,812,186)	$—	$—	$2,060,181,739	$(1,812,186)
Second Lien Senior Secured	5,498,111	2	(13,840)	—	993	(1,312)	—	—	5,483,954	(1,312)
Subordinated Notes	7,211,483	27,546,035	—	—	—	205,435	—	—	34,962,953	205,435

Total	$1,856,276,960	$391,414,192	$(147,949,938)	$588,588	$1,906,907	$(1,608,063)	$—	$—	$2,100,628,646	$(1,608,063)

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the six months ended June 30, 2025:

	Beginning Balance at 12/31/2024	Net Purchases	Net Sales, Exits and Repayments	PIK	Accreted Discounts/ Amortized Premiums	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Balance 6/30/2025	Change in Unrealized Appreciation/ Depreciation for Level 3 Assets Still Held as of 6/30/2025
First Lien Senior Secured	$1,532,466,267	$728,041,538	$(202,087,291)	$1,177,852	$3,454,476	$(2,871,103)	$—	$—	$2,060,181,739	$(4,513,792)
Second Lien Senior Secured	4,467,102	1,041,213	(30,283)	—	32,471	(26,549)	—	—	5,483,954	(22,052)
Subordinated Notes	4,994,226	29,627,285	—	—	—	341,442	—	—	34,962,953	341,442

Total	$1,541,927,595	$758,710,036	$(202,117,574)	$1,177,852	$3,486,947	$(2,556,210)	$—	$—	$2,100,628,646	$(4,194,402)

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended June 30, 2024:

	Beginning Balance at 3/31/2024	Net Purchases	Net Sales, Exits and Repayments	PIK	Accreted Discounts/ Amortized Premiums	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Balance 6/30/2024	Change in Unrealized Appreciation/ Depreciation for Level 3 Assets Still Held as of 6/30/2024
First Lien Senior Secured	$734,614,716	$207,836,488	$(25,041,547)	$259,737	$931,507	$(637,879)	$—	$—	$917,963,022	$(637,879)
Second Lien Senior Secured	4,485,730	(4,165)	(7,562)	—	2,838	(14,691)	—	—	4,462,150	(14,691)
CLO Warehouse	29,250,000	—	(29,250,000)	—	—	—	—	—	—	—

Total	$768,350,446	$207,832,323	$(54,299,109)	$259,737	$934,345	$(652,570)	$—	$—	$922,425,172	$(652,570)

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the six months ended June 30, 2024:

	Beginning Balance at 12/31/2023	Net Purchases	Net Sales, Exits and Repayments	PIK	Accreted Discounts/ Amortized Premiums	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Balance 6/30/2024	Change in Unrealized Appreciation/ Depreciation for Level 3 Assets Still Held as of 6/30/2024
First Lien Senior Secured	$531,616,973	$445,748,438	$(61,458,465)	$505,392	$911,061	$(136,171)	$—	$—	$917,963,022	$610,458
Second Lien Senior Secured	4,493,852	(4,165)	(23,454)	—	6,152	(10,426)	—	—	4,462,150	(34,796)
CLO Warehouse	29,250,000	—	(29,250,000)	—	—	—	—	—	—	—

Total	$565,360,825	$445,744,273	$(90,731,919)	$505,392	$917,213	$(146,597)	$—	$—	$922,425,172	$575,662

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

						Impact to
						Valuation from
	Fair Value					Increase in
	as of	Valuation	Unobservable	Range /		Unobservable
	June 30, 2025	Techniques	Input	Percentage	Weighted Average (1)	Input
First Lien Senior Secured Debt	$1,992,293,061	Yield Method	Market Yield Discount Spreads	3.00%-15.86%	5.97%	Decrease
First Lien Senior Secured Debt	67,888,678	Recent Transactions	Transaction Price	$98.00-$100.00	$98.91	Increase
Second Lien Senior Secured Debt	5,483,954	Yield Method	Market Yield Discount Spreads	3.82%-6.92%	5.40%	Increase
Subordinated Notes	27,546,036	Recent Transactions	Transaction Price	$88.68- $ 100.00	$96.00	Increase
Subordinated Notes	7,416,917	Yield Method	Market Yield Discount Spreads	12.50% -20.50%	15.10%	Decrease

Total Assets	$2,100,628,646

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

						Impact to
						Valuation from
	Fair Value					Increase in
	as of	Valuation	Unobservable	Range /		Unobservable
	December 31, 2024	Techniques	Input	Percentage	Weighted Average (1)	Input
First Lien Senior Secured Debt	$1,393,652,151	Yield Method	Market Yield Discount Spreads	3.26%-15.14%	6.05%	Decrease
First Lien Senior Secured Debt	138,814,116	Recent Transactions	Transaction Price	$98.00-$101.00	$98.95	Increase
CLO	4,994,226	Recent Transactions	Transaction Price	$87.37	$87.37	Increase
Second Lien Senior Secured Debt	4,467,102	Yield Method	Market Yield Discount Spreads	5.15%-6.29%	5.72%	Decrease

Total Assets	$1,541,927,595

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
Debt Not Carried at Fair Value
As of June 30, 2025 and December 31, 2024, the principal value of the MassMutual SPV I Facility, the BMO SPV II Credit Facility, the Wells Fargo SPV III Credit Facility and the Class A 2024 Notes approximate fair value due to their variable rates and are included in Level 3 of the fair value hierarchy.
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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Ordinary income	$30,915,411	$14,030,156	$58,665,454	$24,807,641
Long-term capital gains	—	—	—	—
Tax return of capital	—	—	—	—
As of December 31, 2024, the Company’s last tax year end, the components of distributable earnings (accumulated loss) on a tax basis was as follows:

December 31, 2024
Undistributed ordinary income	$1,575,517
Other book/tax temporary differences	(955,570)
Capital loss carryforwards	—
Undistributable capital gains	—
Net realized gain (loss) from investments in securities of unaffiliated issuers	—
Net unrealized depreciation from investments in securities of unaffiliated issuers	409,046

Total distributable earnings (accumulated loss)	$1,028,993

As of June 30, 2025, the aggregate cost of investments for U.S. federal income tax purposes is $2,135,933,588.
As of June 30, 2025, net unrealized depreciation on the Company’s investments (tax basis) was ($735,752). As of December 31, 2024, the aggregate cost of investments for U.S. federal income tax purposes is
$1,570,133,017. As of December 31, 2024, net unrealized appreciation on the Company’s investments (tax basis) was $409,046, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of $5,012,499 and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of $4,603,453.

8. Commitments & Contingencies
The Advisor had agreed to pay the Company’s Other Operating Expenses and, at the Advisor’s discretion, certain of the Company’s Specified Expenses under the Amended Expense Limitation Agreement described in Note 3. The Company had no obligation to reimburse the Advisor for such advanced expenses until the time at which the Company received $100,000,000 in gross proceeds from the sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time, all expenses of the Company paid by the Advisor will be subject to recoupment by the Advisor. The recoupment is limited to the amount of the Expense Cap under the Amended Expense Limitation Agreement (each as defined in Note 3 in these consolidated financial statements), unless the recoupment payment relates to Specified Expenses. Under the Amended Expense Limitation Agreement, the Advisor is permitted to recoup from the Company any such amounts for a period not to exceed three years from the month in which such fees and expenses were paid. As of June 30, 2025, the Company had reimbursed all expenses subject to recoupment by the Advisor. As of December 31, 2024, the Company had $778,369 in expenses subject to recoupment by the Advisor.
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
The Company’s investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments and limited partnership interests, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements and subscription agreements, respectively. Unfunded commitments on debt investments are presented in the consolidated schedules of investments at fair value. Unrealized appreciation or depreciation, if any, is included in the consolidated statements of assets and liabilities and the change in unrealized appreciation or depreciation, if any, is included in net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers in the consolidated statements of operations.
As of June 30, 2025 and December 31, 2024, the Company had the following outstanding commitments to investments:

Investments	June 30, 2025	December 31, 2024
3 Step Sports LLC Delayed Draw Term Loan	$501,132	$456,755
AAH Topco, LLC Class C Delayed Draw Term Loan	5,801,901	—
Accelevation LLC Delayed Draw Term Loan	3,403,292	—
Accelevation LLC Revolving Credit Loan	1,585,231	—
Accent Building Materials Holdings LLC Term B Delayed Term Loan	171,429	165,312
Accordion Partners LLC Delayed Draw Term Loan	1,533,913	1,826,087
Accordion Partners LLC Revolving Loan	1,217,391	1,217,391
ACP Avenu Buyer, LLC Delayed Term Loan	457,877	395,536
ACP Avenu Buyer, LLC Revolving Credit	428,113	208,259
ACP Falcon Buyer, Inc. Revolving Loan	333,333	333,333
ACP Oak Buyer, Inc. 2025 Refinancing Revolving Loan	2,040,845	—
ACP Oak Buyer, Inc. 2025-1 Incremental Delayed Draw Term Loan	2,267,606	—
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	2,267,606	—
Advanced Medical Management, LLC Revolving Credit Loan	1,504,941	710,526
Advanced Web Technologies Holding Company Revolving Credit Loan	303,027	293,252
AI Fire Buyer, Inc. Delayed Draw Term Loan	—	120,902
Alera Group, Inc. Delayed Draw Term Loan	—	35,516
Alkeme Intermediary Holdings, LLC Tenth Amendment Delayed Draw Term Loan	1,092,103	—
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	9,227,746	13,130,720
Allworth Financial Group, L.P. Revolving Loan	618,375	618,375
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	929,777	1,935,706
Ambient Enterprises Holdco LLC Revolving Loan	367,192	951,979
AmerCareRoyal, LLC Delayed Draw Term Loan A	1,867,470	1,867,470
AmerCareRoyal, LLC U.S. Revolving Credit	286,145	195,783
AmeriLife Holdings LLC 2024 Revolving Loan	1,494,044	—
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	3,289,365	—
Any Hour LLC Delayed Term Loan	1,876,364	1,876,363
Any Hour LLC Revolving Credit	477,922	540,260
Apex Dental Partners, LLC Delayed Draw Term Loan	2,583,226	2,583,226
Apex Dental Partners, LLC Revolving Credit	903,226	903,226
Apex Service Partners, LLC Incremental Delayed Term Loan	—	2,598,709
Apex Service Partners, LLC Revolving Credit Loan	302,246	96,719
Apex Service Partners, LLC Revolving Credit Loan	163,829	52,425
Apex Service Partners, LLC Second Amendment Incremental Delayed DrawTerm Loan	1,443,051	—
Aptean Acquiror Inc. Delayed Draw Term Loan	—	238,414
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	2,719,372	—
Aptean Acquiror Inc. Revolving Credit	722,358	436,880
Archer Lewis, LLC Delayed Draw Term Loan B	25,915	—
Archer Lewis, LLC Initial Revolving Facility	64,789	—

	June 30, 2025	December 31, 2024
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	$141,132	$—
Arctic Holdco, LLC Initial Refinancing Revolving Loan	158,464	—
Arctic Holdco, LLC Initial Revolving Loan	—	58,360
Arcticom Group Delayed Draw Term Loan D	—	13,796
Arden Insurance Services LLC Revolving Credit	1,633,998	—
Arden Purchaser, LLC Revolver	—	1,307,198
Argano, LLC 2025 Delayed Draw Term Loan	1,120,800	—
Argano, LLC Delayed Draw Term Loan	—	2,173,913
Argano, LLC Revolving Credit Loan	362,319	362,319
Artivion, Inc. Delayed Draw Term Loan	557,604	557,604
ASP Global Holdings, LLC Delayed Draw Term Loan	615,882	615,882
ASP Global Holdings, LLC Revolving Loan	193,809	430,686
Associations, Inc. Revolving Loan	53,124	217,009
Associations, Inc. Special Purpose Delayed Draw Term Loan	362,911	451,262
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	1,200,722	1,262,187
Aviation Technical Services, Inc. Revolving Loan	350,000	500,000
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	974,619	1,142,132
Axis Portable Air, LLC Revolving Credit Loan	1,163,990	1,163,990
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	—	2,085,481
Badge 21 Midco Holdings LLC Amendment No. 1 Delayed Draw Term Loan	2,020,688	—
Badge 21 Midco Holdings LLC Revolving Loan	1,278,344	—
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	—	44,461
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed TL	76,000	83,849
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	83,849	83,849
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	451,823	613,362
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,027,326	1,027,326
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,257,951	1,257,951
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	3,140,870	5,246,957
Berlin Rosen Acquisition, LLC Revolving Loan	235,372	300,243
Berlin Rosen Acquisition, LLC Revolving Loan	135,109	300,243
Best Roofing Services LLC Revolving Loan	895,522	895,522
Big Top Holdings, LLC Revolving Credit Loan	75,000	75,000
BNI Global, LLC Revolving Credit Loan	267,147	267,147
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	3,203,357	7,224,888
C3 AcquisitionCo, LLC Delayed Draw Term Loan	1,500,783	2,420,618
C3 AcquisitionCo, LLC Revolving Loan	484,124	907,732
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	606,507	—
Capitol Imaging Acquisition Corp. Revolving Loan	606,507	—
CARDS Acquisition, Inc. Delayed Draw Term Loan	3,532,609	4,076,087
CARDS Acquisition, Inc. Revolving Loan	77,408	487,772
Carnegie Dartlet, LLC Delayed Draw Term Loan	138,000	180,000
Carnegie Dartlet, LLC Revolving Loan	60,000	56,400
Castlelake Consumer Receivables Opportunity III, L.P. Fund	1,552,253	2,088,417
Castlelake Consumer Receivables Opportunity IV, L.P. Fund	182,786	3,514,810
Centex Acquisition, LLC Revolving Loan	811,853	811,853
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	1,927,465	3,725,542
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	2,267,606	—
Cerity Partners Equity Holding LLC Initial Revolving Loan	531,299	1,062,599
Chef Merito, LLC Delayed Draw Term Loan C	—	340,515
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	—	319,099
Chronicle Parent, LLC Delayed Draw Term Loan	3,577,778	—
Chronicle Parent, LLC Revolving Credit Loan	1,192,593	—
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	240,260	403,588
Computer Services, Inc. Delayed Draw Term Loan	753,173	753,173
Concert Golf Partners Holdco LLC.Delayed Draw Term Loan	472,264	—
Congress Buyer, Inc. Delayed Draw Term Loan D	2,224,845	—
Cornerstone Advisors of Arizona, LLC Initial Revolving Loan	822,874	—
Costanzo’s Bakery, LLC Delayed Term Loan	59,158	302,442
Creek Parent, Inc. Revolving Credit	2,024,000	2,024,000
Crete PA Holdco, LLC Delayed Draw Term Loan	5,860,465	6,511,628
Crete PA Holdco, LLC Revolving Loan	976,744	976,744
CSG Buyer, Inc. Delayed Draw Term Loan	1,105,263	1,105,263
CSG Buyer, Inc. Revolving Loan	368,421	368,421
Curio Brands, LLC Multi Draw Term Loan	2,104,575	—
Curio Brands, LLC Revolving Loan	1,052,288	—
CVAUSA Management, LLC Primary Delayed Draw Term Loan	—	712,428
CVAUSA Management, LLC Revolving Loan	350,226	—

	June 30, 2025	December 31, 2024
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	$—	$298,226
Cyber Advisors, LLC Delayed Draw Term Loan Amendment No. 5	869,370	—
Danforth Global, Inc. Fifth Amendment Additional Term Loan	2,084,000	—
Danforth Global, Inc. Revolving Credit Loan	364,700	—
DCCM MergerSub, LLC Revolver	1,866,666	—
DCCM, LLC Delayed Draw Term Loan	4,666,666	—
Demakes Borrower, LLC Delayed Draw Term Loan	—	97,905
Dentive, LLC Revolving Loan	84,848	353,532
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	—	2,044,800
Discovery SL Management, LLC Delayed Draw Term Loan B	923,400	1,215,000
Discovery SL Management, LLC Revolving Credit Loan	243,000	243,000
DOXA Insurance Holdings LLC Delayed Draw Term Loan	4,469	16,049
Dwyer Instruments, LLC Fourth Amendment Delayed Draw Term Loan	1,414,141	1,414,141
Dwyer Instruments, LLC Revolving Loan	1,462,366	1,696,970
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	62,948	118,027
EdgeCo Buyer, Inc. Delayed Draw Term E Loan	5,738,262	—
EdgeCo Buyer, Inc. Revolving Loan	653,561	—
Einstein Parent, Inc. Revolving Loan	1,002,201	—
Enverus Holdings, Inc. Revolving Loan	376,078	393,329
Enverus Holdings, Inc.Delayed Draw Term Loan	101,236	266,409
Epika Fleet Services, Inc. Delayed Draw Term B Loan	2,794,344	—
Eskola LLC Delayed Draw Term B Loan	4,080,760	4,080,760
ETE Intermediate II LLC Revolving Loan	212,143	31,429
Ethos Risk Services, LLC Delayed Draw Term C Loan	2,441,026	2,666,667
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	80,000	80,000
EVDR Purchaser, Inc. Delayed Draw Term Loan	1,372,549	1,372,549
EVDR Purchaser, Inc. Revolving Credit Loan	823,529	686,275
Everbridge Holdings, LLC Delayed Draw Term Loan	844,444	844,444
Everbridge Holdings, LLC Revolving Loan	555,556	555,556
Excel Fitness Holdings, Inc. Delayed Term Loan	1,887,534	1,887,534
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	380,895	380,895
Fidelity Evergreen Private Credit Fund LP	5,906,175	8,448,961
First Legal Buyer, Inc. Delayed Draw Term Loan	1,361,140	1,861,388
First Legal Buyer, Inc. Revolving Loan	930,694	930,694
FMG Suite Holdings, LLC Revolving Credit	437,254	437,254
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	1,752,436	1,752,436
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,947,368	3,947,368
G-A-I Consultants, Inc. Revolving Loan	157,895	513,158
Gator Plastic Intermediate Holdings, LLC Revolving Loan	290,419	—
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	2,211,000	4,399,000
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	1,523,810	1,904,762
Gen4 Dental Partners OPCO, LLC Revolving Loan	380,952	380,952
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	269,823	269,823
Greenwood Operating Group, LLC Revolving Loan	1,965,234	—
GS Acquisitionco, Inc. Eighth Suplemental Delayed Draw Term Loan	645,285	—
GS Acquisitionco, Inc. Revolving Loan	1,108,156	1,196,809
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	989,362	1,228,723
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78,263	78,263
Halo Buyer, Inc. Revolving Loan	1,454,356	—
Harris & Co. LLC Delayed Draw Term B Loan	14,513	—
Harris & Co. LLC Revolver	129,577	—
HEC Purchaser Corp. Revolving Loan	781,250	781,250
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	319,806	710,680
Helios Service Partners, LLC Delayed Draw Term Loan 2022	6,000,000	6,000,000
Helios Service Partners, LLC Third Amendement Incremental Delayed Draw Term Loan	8,987,500	10,000,000
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	4,700,376	4,820,898
Heritage Foodservice Investment, LLC Revolving Credit Loan	502,177	602,612
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	2,255,932	5,999,819
Hills Distribution, Inc. Delayed Draw Term Loan	129,630	129,630
Hills Distribution, Inc. Delayed Draw Term Loan	15,974	15,974
Houseworks Holdings, LLC Delayed Draw Term Loan	—	2,035,714
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	2,554,134	2,554,134
Ideal Components Acquisition, LLC Delayed Draw Term Loan	1,776,086	—
Ideal Components Acquisition, LLC Revolving Credit Loan	1,480,072	—
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	4,295,455	4,418,182
Improving Holdco, Inc. Revolving Loan (Improving Enterprises)	329,020	—
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	—	124,376

	June 30, 2025	December 31, 2024
Inventus Power, Inc. Revolving Loan	$296,610	$355,932
Iodine Software, LLC Revolving Loan	290,765	290,765
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	278,400	278,400
Ivy Technology Parent Intermediate III Holdings, LLC Revolving Loan	833,972	—
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	—	69,337
JHCC Holdings LLC 2024-B Incremental Delayed Draw Term Loan	281,615	—
JHCC Holdings LLC_Delayed Draw Term Loan	—	533,362
KabaFusion Parent LLC Revolving Credit Loan	1,425,015	1,425,015
Kelso Industries LLC Delayed Draw Term Loan	1,554,019	2,921,089
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	383,117	383,117
Keystone Agency Partners LLC Delayed Draw Term Loan E	181,323	—
Kite Midco II LTD Term Loan B2	1,322,514	1,322,514
Kite Midco II LTD Term Loan B2	1,322,514	1,322,514
KL Charlie Acquisition Company Seventh Amendment Delayed Draw Term Loan	197,598	—
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	169,650	385,568
Lakewood Acquisition Corporation Revolving Loan	2,452,716	—
LeadVenture, Inc. Delayed Draw Term Loan	1,598,074	—
LeadVenture, Inc. Revolving Loan	1,192,593	591,133
LeadVenture, Inc. Supplemental No. 4 Delayed Draw Term Loan	—	4,468,966
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562,030	562,030
Lido Advisors, LLC Eighth Amendment Incremental Delayed Draw Term Loan	1,151,831	—
Lido Advisors, LLC Revolving Loan	134,380	—
Lido Advisors, LLC Seventh Amendment Delayed Draw Term Loan	328,699	1,278,720
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	3,578,626	3,634,834
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	459,371	—
Lighthouse Technologies Holding Corp. Revolving Loan	815,899	815,899
Loving Tan Intermediate II Inc. Revolving Loan	207,407	207,407
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	259,635	259,635
ManTech International Corporation Delayed Draw Term Loan	614,940	614,940
MB2 Dental Solutions, LLC Revolving Commitment	298,635	298,635
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	961,604	1,188,567
Medical Device Inc. Revolving Loan	1,006,285	551,739
Medina Health, LLC Revolving Loan	393,258	393,258
Medrina, LLC Initial Delayed Draw Term Loan Facility	—	744,681
Medrina, LLC Revolving Facility	531,915	531,915
MGT Impact Holdings, LLC 2025-1 Delayed Draw Term Loan	3,498,441	—
MGT Impact Holdings, LLC Revolving Credit Loan	305,768	—
Minds Buyer, LLC Revolving Credit	625,000	625,000
MKD Electric, LLC Revolving Loan	553,669	935,701
Modigent, LLC Delayed Term Loan	119,373	275,244
Mountain Parent, Inc. Delayed Draw Term Loan	1,165,803	1,165,803
Mountain Parent, Inc. Revolving Credit Facility	621,762	621,762
NMI Acquisitionco, Inc. Revolving Loan	332,302	332,302
NORA Acquisition, LLC Revolving Credit	330,556	388,889
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	33,039	135,909
Oil Changer Holding Corporation Amendment No.4 Delayed Draw Term Loan	1,496,558	—
Optimizely North America Inc. (USD) Revolving Credit	1,232,000	1,232,000
OSR Opco LLC Delayed Draw Term Loan	320,000	1,066,667
OSR Opco LLC Revolving Loan	—	853,333
Owl Cyber Defense Solutions, LLC Revolving Loan	945,410	945,410
Pacific Purchaser, LLC Delayed Draw Term Loan	—	352,113
Pacific Purchaser, LLC Revolving Loan	176,056	176,056
Packaging Coordinators Midco, Inc. Initial Dollar Delayed Draw Term Loan	4,213,287	—
Packaging Coordinators Midco, Inc. Revolving Loan	1,053,322	—
PAG Holding Corp. Revolving Loan	767,684	981,065
PAI Middle Tier, LLC Revolving Credit Loan	1,700,704	—
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	3,133,337	3,133,337
PCS Midco, Inc. Delayed Draw Term Loan	9,487	9,488
PCS Midco, Inc. Revolving Credit Loan	17,344	15,469
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment	—	5,031,287
PDI TA Holdings, Inc. Delayed Draw Term Loan	—	535,547
PDI TA Holdings, Inc. Revolving Credit	336,000	560,000
Pediatric Home Respiratory Services, LLC Delayed Term Loan	2,415,000	2,415,000
Pediatric Home Respiratory Services, LLC Revolving Credit	858,667	1,127,000
Penncomp, LLC Delayed Draw Term Loan A	—	573,016
Penncomp, LLC Delayed Draw Term Loan B	7,785,736	—
Penncomp, LLC Revolving Loan	519,049	—

	June 30, 2025	December 31, 2024
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	$—	$785,465
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	—	1,084,875
Petra Borrower, LLC Delayed Draw Term Loan	650,000	650,000
Petra Borrower, LLC Revolving Loan	325,000	500,000
PharmaLogic Holdings Corp. Delayed Draw Term Loan	2,590,674	2,590,674
Phoenix YW Buyer, Inc. Revolving Credit Loan	1,136,364	1,136,364
PMA Parent Holdings, LLC Revolving Credit Loan	313,500	313,500
Point Quest Acquisition, LLC Revolving Credit Loan	894,915	1,022,034
Point Quest Acquisition, LLC Term Loan	2,161,017	2,542,373
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	1,349,940	2,300,940
PracticeTek Purchaser, LLC Delayed Draw Term Loan	587,190	587,190
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	—	940,000
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	—	940,000
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	210,542	317,598
Prestige Employee Administrators, LLC Revolving Loan	319,085	—
PRGX Global, Inc. Delayed Draw Term Loan	1,612,063	—
Principal Lighting Group, LLC Revolving Loan	1,643,192	—
Puma Buyer, LLC Revolving Credit Loan	2,236,111	—
Quick Quack Car Wash Holdings, LLC 2025 Incremental Delayed Draw Term Loan	16,100,000	—
RailPros Parent, LLC Delayed Draw Term Loan	818,384	—
RailPros Parent, LLC Revolving Loan	409,192	—
RBFD Buyer, LLC Initial Delayed Draw Term Loan	900,812	3,788,904
RBFD Buyer, LLC Revolving Credit	284,168	947,226
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	2,060,945	—
Rcp Nats Purchaser, LLC Revolving Loan	1,442,662	—
Recipe Acquisition Corp. Delayed Draw Loan	2,042,927	2,184,949
Recipe Acquisition Corp. Revolving Credit	493,511	668,307
Red Fox CD Acquisition Corporation Delayed Draw Term Loan	3,651,245	—
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	5,961,244	—
RoC Holdco LLC Revolving Credit Loan	732,000	732,000
Rocket Youth Brands HoldCo LLC Delayed Draw Term Loan	2,145,468	—
Rocket Youth Brands HoldCo LLC Revolving Credit Loan	321,820	—
RPM Purchaser, Inc. Delayed Draw Term Loan B	517,857	517,857
RRA Corporate, LLC Delayed Draw Term Loan 2	45,676	—
RRA Corporate, LLC Revolving Loan	28,507	—
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	352,000	352,000
Rural Sourcing Holdings, Inc. Revolving Loan	114,400	237,600
Sagebrush Buyer, LLC Revolving Credit	775,862	775,862
SageSure Holdings, LLC Amendment No. 1 Delayed Draw Term Loan	5,188,525	1,041,211
Saldon Holdings, Inc. Initial DDTL Loan	126,942	126,942
Salt Dental Collective, LLC Columbia Acquisition Revolving Credit	260,981	—
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	—	3,497,396
Salute Mission Critical, LLC Revolving Loan	699,479	699,479
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	2,159,624	—
Saturn Borrower Inc Tenth Amendment Revolving Loan	868,169	—
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	470,924	—
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan C	498,332	—
Sigma Defense Systems LLC Revolving Loan	57,712	75,000
Signature Brands, LLC Term Loan	518,015	—
Signature Investor LLC Term Loan B	345,343	—
Socket Holdings Corporation Delayed Draw Term Loan	1,444,145	—
Socket Holdings Corporation Initial Revolving Loan	372,683	—
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	494,044	—
Solairus Holdings, LLC Revolver	123,511	—
Sonny’s Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	414,000	414,000
Spark Buyer, LLC Delayed Draw Term Loan	2,500,000	2,500,000
Spark Buyer, LLC Revolving Credit Loan	1,125,000	1,250,000
Spark Purchaser, Inc. Revolving Credit	808,654	808,654
Stonebridge Companies, LLC Delayed Draw Term Loan	1,880,963	—
Stonebridge Companies, LLC Revolving Credit Loan	1,253,974	—
Sunset Distributing, LLC Delayed Draw Term Loan	1,430,746	—
SuperHero Fire Protection, LLC Revolving Loan	25,185	62,560
Superjet Buyer, LLC Delayed Draw Term Loan	4,037,182	4,349,906
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	229,338	430,010
Surgical Center Solutions, LLC Delayed Draw Term Loan	1,001,243	—
Surgical Center Solutions, LLC Revolving Loan	470,585	—
Systems Planning and Analysis, Inc Delayed Draw Term Loan B	877,537	—

	June 30, 2025	December 31, 2024
Systems Planning and Analysis, Inc. Revolving Loan	$1,598,502	$—
Tank Holding Corp. Delayed Draw Term Loan	—	757,890
Tau Buyer, LLC Delayed Draw Term Loan	1,120,464	—
Tau Buyer, LLC Revolving Credit	525,932	—
TCP Hawker Intermediate LLC Delayed Draw Term Loan	79,755	79,755
TCP Hawker Intermediate LLC Ninth Amendment DDTL 11/24	75,824	75,824
Thames Technology Holdings, Inc. Revolving Loan	552,050	788,643
Thrive Buyer, Inc. Initial Revolving Loan	—	97,122
TMSC OpCo, LLC Revolving Loan	1,050,348	1,050,348
Track Branson Opco, LLC, The Revolving Loan	118,919	118,919
Transgo, LLC Revolving Loan	605,000	605,000
Trench Plate Rental Co. Revolving Loan	386,207	118,621
Tricor, LLC Amendment No.5 Delayed Draw Term Loan	307,746	—
Tricor, LLC Revolving Loan	288,462	144,231
Truck-Lite Co., LLC 2025 Replacement Revolving Loan	622,222	—
Truck-Lite Co., LLC Delayed Draw Term Loan	—	622,222
Truck-Lite Co., LLC Delayed Draw Term Loan A	224,000	—
Truck-Lite Co., LLC Delayed Draw Term Loan B	1,786,603	—
Truck-Lite Co., LLC Delayed Draw Term Loan C	885,919	—
Truck-Lite Co., LLC Initial Revolving Credit Loan	—	622,222
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	2,024,069	2,500,000
TVG Shelby Buyer, Inc. Revolving Credit Loan	250,000	250,000
Upstack Holdco Inc. Delayed Draw Term Loan	2,500,000	3,125,000
Upstack Holdco Inc. Revolving Credit Loan	968,750	1,062,500
USIC Holdings, Inc. Revolving Loan	728,045	1,034,590
USIC Holdings, Inc. Specified Delayed Draw Term Loan	410,594	580,317
Vacation Rental Brands, LLC Delayed Draw Term Loan	884,004	—
Vacation Rental Brands, LLC Delayed Term Loan	—	261,183
Vacation Rental Brands, LLC Revolving Credit	—	430,184
Vacation Rental Brands, LLC Revolving Loan	689,831	—
Valkyrie Buyer, LLC Delayed Draw Term Loan A	54,740	561,404
Valkyrie Buyer, LLC Delayed Draw Term Loan B	748,538	748,538
Valkyrie Buyer, LLC Delayed Draw Term Loan C	—	694,269
Valkyrie Buyer, LLC Delayed Draw Term Loan D	3,629,080	4,000,000
Valkyrie Buyer, LLC Delayed Draw Term Loan E	2,000,000	2,000,000
Valkyrie Buyer, LLC Revolving Credit Loan	243,275	467,836
Vehlo Purchaser, LLC Tranche C Delayed Draw Term Loan	12,086,510	—
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	569,717	1,074,631
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	569,717	1,074,631
Vertex Companies, Inc., The Delayed Draw Term Loan-B	4,745,763	4,745,763
Vertex Companies, Inc., The Fourth Amendment Revolving Loan	2,372,881	2,372,881
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	3,548,637	4,321,132
Vertex Service Partners, LLC Revolving Facility	80,558	46,512
Vital Purchaser, LLC Revolving Loan	492,000	492,000
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	—	3,420,000
Vortex Companies, LLC Delayed Term Loan	787,500	—
Vortex Companies, LLC Revolving Loan	611,743	—
Vortex Intermediate, LLC Revolver Amendment No. 4 Incremental	—	662,314
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	169,875	2,652,742
Vybond Buyer, LLC Delayed Draw Term Loan	2,374,025	—
Vybond Buyer, LLC Revolving Credit Loan	1,780,518	—
W.A. Kendall and Company, LLC Delayed Draw Term Loan 6th Amendment	140,856	—
W.A. Kendall and Company, LLC Revolving Loan	327,455	—
W.A. Kendall and Company, LLC Seventh Amendment Delayed Draw Term Loan	3,459,613	—
WC PLG Buyer, Inc Revolver	—	1,643,192
Wealth Enhancement Group, LLC December 2024 Delayed Draw Term Loan	6,036,429	6,773,687
Wealth Enhancement Group, LLC Initial Revolving Loan	226,186	—
Wealth Enhancement Group, LLC Revolver Incremental 12/24	—	226,186
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	7,780,029	7,258,534
Western Smokehouse Partners, LLC Revolving Loan	167,359	—
Worldwide Insurance Network, LLC 2025 Incremental Delayed Draw Term Loan	2,190,041	—
Worldwide Insurance Network, LLC DDTL	612,141	1,259,430
Zep Holdco Inc. Revolving Credit Loan (aka TL Atlas Merger)	1,835,400	—

Total unfunded commitments	$434,731,132	$333,895,728

9. Net Assets
Share Issuances
The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances during the six months ended June 30, 2025:

Share Issuance Date	Shares Issued	Amount	Offering Price
January 1	1,191,393	$30,975,179	$26.00
February 1	2,949,039	77,358,000	26.23
March 1	2,030,616	53,745,136	26.47
April 1	3,273,944	85,156,891	26.01
May 1	849,290	22,203,333	26.14
June 1	3,052,634	80,595,026	26.40

Total issuance of shares	13,346,916	$350,033,565

The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances during the six months ended June 30, 2024:

Share Issuance Date	Shares Issued	Amount	Offering Price
January 1	1,166,604	$30,032,356	$25.74
February 1	809,925	21,040,000	25.98
March 1	1,653,938	43,355,000	26.21
April 1	1,873,293	48,379,227	25.83
May 1	559,944	14,582,399	26.04
June 1	2,570,861	67,500,000	26.26

Total issuance of shares	8,634,565	$224,888,982

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
On May 7, 2025, the Board declared a distribution on the Shares, which was paid on August 1, 2025 to shareholders of record as of the close of business on June 27, 2025 (the “Q2 2025 Distribution”). The amount of the Q2 2025 Distribution equaled
$0.64
per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

510,957
Shares were issued in August 2025 in connection with the Company’s DRIP for the Q2 2025 Distribution.
The following table identifies distributions declared for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 25, 2025	March 28, 2025	April 30, 2025	$0.67	$27,750,043
May 7, 2025	June 27, 2025	August 1, 2025	0.64	30,915,411
The following table identifies distributions declared for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 14, 2024	March 29, 2024	April 30, 2024	$0.65	$10,777,485
May 7, 2024	June 28, 2024	July 31, 2024	0.65	14,030,149
August 8, 2024	September 30, 2024	October 31, 2024	0.65	17,154,639
November 11, 2024	December 30, 2024	January 30, 2025	0.65	22,954,070

During the three and six months ended June 30, 2025, the Company issued 510,957 and 936,231 Shares, respectively, in connection with the DRIP for an aggregate amount of $13,290,234 and $24,346,984, respectively. During the three and six months ended June 30, 2024, the Company issued 283,784 and 542,971 Shares, respectively, in connection with the DRIP for an aggregate amount of $7,328,728 and $14,001,084, respectively.
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
On May 1, 2025, the Company offered to purchase up to 2,056,473 Shares at a purchase price equal to the NAV per Share as of June 30, 2025 (the “May 2025 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the May 2025 Repurchase Offer. The May 2025 Repurchase Offer expired on May 29, 2025 and no Shares were tendered by the shareholders in connection with the May 2025 Repurchase Offer.
During the three and six months ended June 30, 2025, the Company repurchased 0 and 288,512 Shares, pursuant to its discretionary share repurchase program. During the three and six months ended June 30, 2024, the Company repurchased 64,340 Shares, pursuant to its discretionary share repurchase program.

The following table summarizes the capital activity during the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Shares outstanding as of March 31, 2025 and 2024, respectively	41,129,462	16,580,747
Shares issued in private offerings	6,664,911	4,720,314
Shares issued in connection with DRIP	510,957	283,784
Shares repurchased	—	(64,340)

Shares outstanding as of June 30, 2025 and 2024, respectively	48,305,330	21,520,505

The following table summarizes the capital activity during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Shares outstanding as of December 31, 2024 and 2023, respectively	35,246,926	12,950,280
Shares issued in private offerings	12,410,685	8,091,594
Shares issued in connection with DRIP	936,231	542,971
Shares repurchased	(288,512)	(64,340)

Shares outstanding as of June 30, 2025 and 2024, respectively	48,305,330	21,520,505

10. Financial Highlights

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Per share data:
Net asset value, beginning of period	$26.00	$25.74
Net investment income (loss) (1)	1.29	1.39
Realized and unrealized gain (loss) on investment transactions (2)	0.00	0.03

Total from operations	1.29	1.42
Distributions from net investment income	(1.31)	(1.26)
Distributions from net realized capital gains/losses	—	(0.04)

Total increase (decrease) in net assets	(0.02)	0.12

Net asset value, end of period	$25.98	$25.86

Shares outstanding, end of period	48,305,330	21,520,505
Total return (3)	5.02%	5.58%
Ratios / supplemental data
Ratio of gross expenses to average net assets (4)(5)(7)(8)	4.04%	5.34%
Ratio of net expenses to average net assets (4)(6)(7)(8)	4.11%	5.37%
Ratio of net investment income (loss) to average net assets (4)(8)	5.11%	5.55%
Net assets, end of period	$1,254,909,954	$556,546,505
Weighted average shares outstanding	42,904,974	17,445,626
Portfolio turnover rate (9)	10.47%	11.33%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
(2)	Includes balancing amounts necessary to reconcile the change in NAV per share for the period.
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
(6)
Ratio of net expenses to average net assets is computed using total expenses, including the effects of expense support payments (recoupments), which represented (0.07)% and (0.03)% on average net assets for the six months ended June 30, 2025 and 2024, respectively.

(7)
Ratio of gross expenses to average net assets and ratio of net expenses to average net assets are inclusive of the income incentive fee and capitalgains-based incentive fee. The income incentive fee ratio and capital gains-based incentive fee are 0.41% and 0.00%, respectively, for the sixmonths ended June 30, 2025. The income incentive fee ratio and capital gains-based incentive fee are 0.45% and 0.00%, respectively, for the six months ended June 30, 2024.

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

11. Subsequent Events
The Company’s management has evaluated events subsequent to June 30, 2025 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.
On July 1, 2025, the Company sold 1,526,434 Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $39.7 million
.
On July 25, 2025, the Company and SPV Facility V, as borrower, entered into a Loan and Security Agreement (the “JPM Loan and Security Agreement”) with JP Morgan Chase Bank, National Association, as the administrative agent, UMB Bank, National Association, as the collateral administrator, collateral agent and securities intermediary, and the lenders party thereto from time to time, to provide SPV Facility V with a revolving credit facility (the “JPM SPV V Credit Facility”). The Company serves as portfolio manager and parent under the JPM Loan and Security Agreement.
The lenders have made aggregate commitments of $250.0 million under the JPM SPV V Credit Facility, which will be available to draw in U.S. dollars and, subject to agreed limits, Euros, sterling, Canadian dollars and/or Swiss francs (the “Agreed Currencies”). Borrowings under the JPM SPV V Credit Facility will generally bear interest at a rate per annum equal to the applicable benchmark for the applicable Agreed Currency (subject to a floor of 0%) (Term SOFR for loans drawn in U.S. dollars) plus a margin of (a) 1.85% until January 24, 2027, or (b) 1.90% for the remaining term thereafter. Amounts available for borrowing under the JPM SPV V Credit Facility are subject to a borrowing base that applies an advance rate of 62.5% to assets held by SPV Facility V and are subject to limitations with respect to the loans securing the JPM SPV V Credit Facility, which may affect the borrowing base and therefore amounts available to borrow under the JPM SPV V Credit Facility. Borrowings under the JPM SPV V Credit Facility are secured by all of the assets held by SPV Facility V. The facility may not be voluntarily repaid or the commitment thereunder voluntarily cancelled prior to January 25, 2027, and a premium of 1% is payable in respect of any voluntary prepayment of advances or cancellation of commitments under the JPM SPV V Credit Facility made in the period from January 25, 2027 until July 25, 2028.
In connection with the JPM SPV V Credit Facility, SPV Facility V is required to pay a non-use fee equal to, during the first three years of the availability period, 0.60% multiplied by the unutilized portion of the total commitments available under the JPM SPV V Credit Facility.
The JPM Loan and Security Agreement includes customary covenants, reporting requirements, and other customary requirements applicable to the Company and SPV Facility V and provides for events of default and acceleration provisions customary for a facility of its type.
The reinvestment period end date (after which no borrowings may be drawn under the JPM SPV V Credit Facility) and the maturity date under the JPM SPV V Credit Facility are scheduled for July 25, 2028 and July 25, 2030, respectively, unless the JPM Loan and Security Agreement is sooner terminated in accordance with its terms.
On August 1, 2025, the Company offered to purchase up to 2,415,266 shares of its Shares at a purchase price equal to the NAV per Share as of September 30, 2025 (the “August 2025 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the August 2025 Repurchase Offer. The August 2025 Repurchase Offer is set to expire on August 28, 2025.

On August 11, 2025, the Board declared a distribution on the Shares equal to an aggregate amount up to the (i) Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended September 30, 2025 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q3 2025 Distribution”). The Q3 2025 Distribution is payable on October 31, 2025 to shareholders of record as of the close of business on September 29, 2025. The final amount of the Q3 2025 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q3 2025 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.
The Company received approximately $101.2 million of subscriptions effective August 1, 2025 in connection with its monthly closing for the Private Offering.

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

The forward-looking statements in this Report relate to future events or the Company’s future performance or financial condition, are not guarantees, and involve numerous risks and uncertainties. Some of these risks and uncertainties are beyond our control and difficult to predict and could cause actual events or results to differ materially from those expressed or forecasted in the forward-looking statements, including, but not limited to, those described in “Risk Factors” in Part II, Item 1A of this Report, in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and the below items:

•	the Company’s future operating results;

•	conditions affecting the financial and capital markets, including with respect to changes from the impact of any global pandemic;

•	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

•	actual and potential conflicts of interest with the Advisor and its affiliates;

•	interest rate volatility;

•	the Company’s business prospects and the prospects of the Company’s current and prospective portfolio companies;

•	the impact of increased competition;

•	the Company’s contractual arrangements and relationships with third parties;

•	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

•	the ability of the Company’s portfolio companies to achieve their objectives;

•	the relative and absolute performance of the Advisor;

•	the ability of the Advisor and their affiliates to attract and retain talented professionals;

•	the Company’s use of borrowings and expected financings to fund investments;

•	the adequacy of the Company’s financing sources and working capital;

•	the timing and amount of cash flows, if any, from the operations of the Company’s portfolio companies;

•	the ability of the Advisor to locate suitable investments for the Company, to monitor and administer the Company’s investments and to implement plans to achieve the Company’s investment objectives;

•	the Company’s ability to pay dividends or make distributions;

•	the risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;

•	the impact of future acquisitions and divestitures;

•	the Company’s ability to qualify and maintain our qualification as a RIC under the Code; and

•	future changes in laws or regulations, including tax laws and regulations and interpretations thereof, and conditions in the Company’s operating areas.

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

The Advisor also serves as the Company’s administrator pursuant to the Administration Agreement and performs certain administrative, accounting and other services for the Company. In consideration of these administrative services, the Company pays the Advisor the Administration Fee in an amount up to 0.20% on an annualized basis of the Company’s net assets (prior to March 25, 2025, the Administration Fee was equal to 0.30% of the Company’s net assets on an annualized basis).The Administration Fee is calculated based on the Company’s month-end NAV (as of the close of business on the last calendar day of the applicable month) and payable monthly in arrears. The Administration Fee is an expense paid out of the Company’s net assets. The Advisor may delegate or sub-contract certain of its services under the Administration Agreement to other entities, including a sub-administrator, and has done so as described below.

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

Portfolio and Investment Activity

As of June 30, 2025, the Company had 945 investments in 344 portfolio companies across 77 industries. Based on fair value as of June 30, 2025, 100% of the Company’s debt portfolio was invested in debt bearing a floating interest rate. The weighted average interest rate across the Company’s portfolio investments was approximately 9.7% as of June 30, 2025.

As of December 31, 2024, the Company had 667 investments in 299 portfolio companies across 71 industries. Based on fair value as of December 31, 2024, 100% of the Company’s debt portfolio was invested in debt bearing a floating interest rate. The weighted average interest rate across the Company’s portfolio investments was approximately 9.8% as of December 31, 2024.

As of June 30, 2025 and December 31, 2024, the Company’s portfolio median EBITDA was $58.7 million and $54.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

As of June 30, 2025 and December 31, 2024, the Company’s median loan-to-value (“LTV”) was 39.5% and 43.0%, respectively. LTV is calculated as net debt through each respective investment tranche in which the Company holds an investment divided by value of underlying collateral of the portfolio company.

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

As of June 30, 2025 and December 31, 2024, our investment portfolio had no investments on non-accrual status.

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

Consolidated Results of Operations

Set forth below is a comparison of the results of operations and changes in financial condition for the three and six months ended June 30, 2025 and 2024. The following tables represent our operating results for the periods indicated:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Total investment income	$54,416,662	$26,140,355	$100,019,600	$47,653,249
Less: Net expenses	(25,500,313)	(12,265,045)	(44,623,369)	(23,431,524)

Net investment income (loss)	28,916,349	13,875,310	55,396,231	24,221,725

Net realized gain (loss)	—	455,631	—	775,985
Net change in unrealized appreciation (depreciation)	(843,880)	(758,760)	(735,752)	(252,787)

Net increase (decrease) in Net Assets resulting from operations	$28,072,469	$13,572,181	$54,660,479	$24,744,923

Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful. The unrealized gains for the three and six months ended June 30, 2025 and 2024 were largely due to increases in NAV on private credit fund investments.

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Investment income:
Interest income	$53,933,169	$25,998,128	$99,040,936	$47,390,907
Payment-in-kind	483,493	142,227	978,664	262,342

Total Investment Income	$54,416,662	$26,140,355	$100,019,600	$47,653,249

PIK income increased from $142,227 to $483,493 during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, respectively, and from $262,342 to $978,664 during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, respectively. These increases are due to several portfolio companies electing a PIK toggle. Loans amended to include PIK toggles post-origination are monitored closely, as they may indicate elevated credit risk. We believe that the Company’s approach to PIK income aligns with industry best practices and includes regular monitoring of valuation updates by the Advisor’s Valuation Committee and oversight by the Board.

For the six months ended June 30, 2025, total investment income was driven by the Company’s deployment of capital and increasing invested balance of investments. The size of the Company’s investment portfolio at fair value was $2,138 million as of June 30, 2025 and, as of such date, all of the Company’s debt investments were income-producing.

For the six months ended June 30, 2024, total investment income was driven by the Company’s deployment of capital and increasing invested balance of investments. The size of the Company’s investment portfolio at fair value was $941 million as of June 30, 2024 and, as of such date, all of the Company’s debt investments were income-producing.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2025 and December 31, 2024, all of the Company’s debt investments were performing and current on their interest payments.

Expenses

Expenses were as follows for the periods indicated:

Expenses	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Interest expense	$18,060,775	$8,200,297	$29,648,534	$15,731,759
Management fee	3,002,047	1,277,204	5,530,279	2,260,393
Income incentive fee	2,329,691	1,122,558	4,477,463	1,960,084
Capital gains-based incentive fee	(54,211)	(22,305)	(44,952)	12,893
Administration fee	602,176	385,420	1,350,742	681,874
Professional fees	636,065	391,568	1,205,616	729,148
Custody fees	106,730	22,566	175,392	51,220
Legal fees	32,481	140,746	134,383	808,484
Directors’ fees	62,500	50,000	100,000	100,000
Other expenses	675,201	532,780	1,267,543	955,815

Total expenses	$25,453,455	$12,100,834	$43,845,000	$23,291,670

Less expense (recoupment) support payments (to) by the Advisor	(46,858)	(164,211)	(778,369)	(139,854)

Net expenses	$25,500,313	$12,265,045	$44,623,369	$23,431,524

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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the six months ended June 30, 2025, the Company did not incur any excise tax.

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

The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions during the six months ended June 30, 2025.

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

Cash Flows

As of June 30, 2025 we had $56.5 million in cash and cash equivalents and restricted cash and restricted cash equivalents. During the six months ended June 30, 2025, we used $(520.6) million in cash for operating activities, primarily as a result of funding of portfolio investments of $(765.6) million, partially offset by sales, exits and repayments of portfolio investments of $202.1 million, and other operating activities of $42.9 million. Cash provided by financing activities was $545.8 million during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $325.7 million and borrowings of $651.5 million under our financing arrangements, partially offset by distributions paid and repurchase of shares of $(35.6) million and repayments of borrowings, including debt issuance costs paid of $(395.8) million.

As of June 30, 2024 we had $18.7 million in cash and cash equivalents and restricted cash and restricted cash equivalents. During the six months ended June 30, 2024, we used $(347.2) million in cash for operating activities, primarily as a result of funding of portfolio investments of $(457.0) million, partially offset by sales, exits and repayments of portfolio investments of $90.7 million, and other operating activities of $19.0 million. Cash provided by financing activities was $347.0 million during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $210.9 million and borrowings of $411.5 million under our financing arrangements, partially offset by distributions paid of $(5.2) million and repayments of borrowings of $(270.0) million.

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

Under the provisions of the 1940 Act, following approval from our initial shareholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, which approval became effective on January 21, 2023, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any shares of preferred stock that we may issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. As of June 30, 2025 and December 31, 2024, our asset coverage ratio, as defined under the 1940 Act, was 235.8% and 238.4%, respectively.

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

As of June 30, 2025 and December 31, 2024, the Company had outstanding borrowings of $750,170,535 and $662,170,535, respectively. The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

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

As of June 30, 2025 and December 31, 2024, the Company had an outstanding principal balance under the MassMutual SPV I Facility of $187,500,000 and $204,500,000, respectively. For the three and six months ended June 30, 2025, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 7.56% and 7.57%, respectively. For the three and six months ended June 30, 2024, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.60% and 8.61%, respectively. For the three and six months ended June 30, 2025, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility were $187,500,000 and $190,074,586, respectively. For the three and six months ended June 30, 2024, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility were $139,164,835 and $147,340,659, respectively.

BMO SPV II Credit Facility

On May 1, 2023, the Company, through SPV Facility II as borrower, entered into a Loan and Security Agreement (the “BMO Loan and Security Agreement”) with Bank of Montreal, a (“BMO”), as the administrative agent, as collateral agent, and as a lender, and the other lenders party thereto from time to time, to provide SPV Facility II with a revolving credit facility (the “BMO SPV II Credit Facility”). BMO had made an initial commitment of $81,250,000 under the BMO SPV II Credit Facility, with an accordion provision to permit increases to the total facility amount up to $100,000,000, subject to satisfaction of certain conditions. On July 3, 2023, SPV Facility II and BMO entered into an amendment (the “BMO First Amendment”) to the BMO Loan and Security Agreement. The BMO First Amendment provides for, among other things, (1) a funded amount from the lenders of $100,750,000 as of the amendment effective date and (2) an increase in the maximum total commitments of the lenders under the accordion provision in the BMO Loan and Security Agreement to $125,000,000. On March 21, 2024, SPV Facility II and BMO entered into an amendment (the “BMO Second Amendment”) to the BMO Loan and Security Agreement. The BMO Second Amendment provides, among other things, a funded amount from the lenders of $109,500,000 as of the amendment effective date. On June 23, 2025, SPV Facility II and BMO entered into an amendment (the “BMO Third Amendment”) to the BMO Loan and Security Agreement. The BMO Third Amendment, among other things, increased the aggregate commitments by the lenders under the BMO SPV II Credit Facility to $162,500,000 as of the amendment effective date and extended the commitment termination date under the BMO SPV II Credit Facility to June 30, 2027. Prior to the effective date of the BMO Third Amendment, borrowings under the BMO SPV II Credit Facility generally bore interest at a rate per annum equal to 3-Month Term SOFR plus a margin of 2.50% (subject to credit spread adjustments based on the weighted average spread of certain loan assets). The BMO Third Amendment reduced the applicable margin on borrowings under the BMO SPV II Credit Facility, such that borrowings under the BMO SPV II Credit Facility will generally bear interest at a rate per annum equal to 3-Month Term SOFR plus a margin of 2.35% (subject to credit spread adjustments based on the weighted average spread of certain loan assets). The BMO SPV II Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility II and a pledge over 100% of the Company’s equity interest in SPV Facility II.

The BMO SPV II Credit Facility matures on May 1, 2030, unless sooner terminated in accordance with its terms.

As of June 30, 2025 and December 31, 2024, the Company had an outstanding principal balance under the BMO SPV II Credit Facility of $86,670,535 and $97,670,535, respectively, in connection with investments purchased through participation agreements from BMO. For the three and six months ended June 30, 2025, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 6.79% and 6.81%, respectively. For the three and six months ended June 30, 2024, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.81% and 7.82%, respectively. For the three and six months ended June 30, 2025, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $92,154,051 and $94,897,054, respectively. For the three and six months ended June 30, 2024, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $ 101,527,678 and $98,714,491, respectively.

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

On October 31, 2024, the Company and Wells Fargo amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo First Amendment”). The Wells Fargo First Amendment, among other things, increased the aggregate commitments by the lenders to $400,000,000 and decreased the applicable margin on borrowings from 2.65% to 2.25%. On February 27, 2025, the Company amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo Second Amendment”). The Wells Fargo Second Amendment, among other things, (1) increased the aggregate commitments by the lenders under the Wells Fargo SPV III Credit Facility to $650,000,000, with an accordion feature providing SPV Facility III the right to request increases in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to an aggregate maximum of $900,000,000, and (2) decreased the applicable margin on borrowings to 2.15% under the Wells Fargo SPV III Credit Facility. On May 14, 2025, the Company further amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo Third Amendment”), which, among other things, increased the aggregate commitments by the lenders under the Wells Fargo SPV III Credit Facility to $750,000,000.

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

The Wells Fargo Loan and Security Agreement requires payment of a non-use fee equal to, (i) during the six-month period following the date of the Wells Fargo Third Amendment, 0.50% on the difference between the daily outstanding balance under the Wells Fargo SPV III Credit Facility relative to the maximum amount of available commitments at such time up to 65% of the maximum amount of available commitments, plus 2.00% on any such amount in excess of 65% of the maximum amount of available commitments, and (ii) after the initial six-month period following the date of the Wells Fargo Third Amendment, 0.50% on the difference between the daily outstanding balance under the Wells Fargo SPV III Credit Facility relative to the maximum amount of available commitments at such time up to 35% of the maximum amount of available commitments, plus 2.00% on any such amount in excess of 35% of the maximum amount of available commitments.

The reinvestment period end date (after which no borrowings may be drawn under the Wells Fargo SPV III Credit Facility) and the maturity date under the Wells Fargo SPV III Credit Facility are scheduled for February 27, 2028 and February 27, 2030, respectively, unless the Wells Fargo Loan and Security Agreement is sooner terminated in accordance with its terms.

As of June 30, 2025 and December 31, 2024, the Company had an outstanding principal balance under the Wells Fargo SPV III Credit Facility of $476,000,000 and $360,000,000, respectively. For the three and six months ended June 30, 2025, the Company’s borrowings under the Wells Fargo SPV III Credit Facility bore interest at a weighted average interest rate of 6.47% and 6.50%, respectively. For the three and six months ended June 30, 2024, the Company’s borrowings under the Wells Fargo SPV III Credit Facility bore interest at a weighted average interest rate of 7.97%. For the three and six months ended June 30, 2025, the daily average amount of outstanding borrowings under the Wells Fargo SPV III Credit Facility was $414,708,791 and $366,135,359, respectively. For the three and six months ended June 30, 2024, the daily average amount of outstanding borrowings under the Wells Fargo SPV III Credit Facility was $130,681,319 and $103,016,667, respectively.

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

As of June 30, 2025, the Company had an outstanding principal balance under the Class A 2024 Notes of $174,000,000. .For the three and six months ended June 30, 2025, the Company’s borrowings under the Class A 2024 Notes bore interest at a weighted average interest rate of 5.96% and 5.98%, respectively. For the three and six months ended June 30, 2025, the daily average amount of outstanding borrowings under the Class A 2024 Notes was $174,000,000.

For the three months ended June 30, 2025 and 2024, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility, the BMO SPV II Credit Facility, the Wells Fargo SPV III Credit Facility and the Class A 2024 Notes (the “Total Borrowings”) amounted to 6.81% and 8.27%, respectively. The Company’s aggregate daily average amount of borrowings under the Total Borrowings for the three months ended June 30, 2025 and 2024 amounted to $868,362,842 and $371,373,831, respectively.

For the six months ended June 30, 2025 and 2024, the Company’s aggregate weighted average interest rate under the Total Borrowings amounted to 6.86% and 8.32%, respectively. The Company’s aggregate daily average amount of borrowings under the Total Borrowings for the six months ended June 30, 2025 and 2024 amounted to $811,648,435 and $347,939,766, respectively.

The Total Borrowings each include customary affirmative and negative covenants, for the respective type of debt. Credit facilities include financial covenants requiring the Company to maintain a minimum shareholders’ equity and asset coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

On May 7, 2025, the Board declared a distribution on the Shares, which was paid on August 1, 2025 to shareholders of record as of the close of business on June 27, 2025 (the “Q2 2025 Distribution”). The amount of the Q2 2025 Distribution equaled $0.64 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 522,554 Shares were issued in August 2025 in connection with the Company’s DRIP for the Q2 2025 Distribution.

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

During the six months ended June 30, 2025, we repurchased 288,512 Shares pursuant to our discretionary share repurchase program. See “Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” in Part II of this Report for more information.

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

As of June 30, 2025 and December 31, 2024, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 170.4% and 171.4%, respectively, of our total net assets.

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

In addition, we have entered into the Amended Expense Limitation Agreement with the Advisor which was most recently extended on March 25, 2025 for an additional one-year term, ending on April 3, 2026, and which may be extended for additional one-year periods on an annual basis. Under the Amended Expense Limitation Agreement, any Expense Payments will be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the Expense Cap. See “Note 3. Related Party Transactions” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information. As of June 30, 2025 and December 31, 2024, the Company had $0 and $778,369, respectively, in expenses subject to recoupment by the Advisor. Recoupment must occur within three years from the end of the month in which such fees and expenses were waived, reimbursed or paid by the Advisor.

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

As of June 30, 2025 and December 31, 2024, we had the following outstanding commitments to fund investments. As of June 30, 2025 and December 31, 2024, we believe we have adequate financial resources to satisfy such commitments.

Investments	June 30, 2025	December 31, 2024
3 Step Sports LLC Delayed Draw Term Loan	$501,132	$456,755
AAH Topco, LLC Class C Delayed Draw Term Loan	5,801,901	—
Accelevation LLC Delayed Draw Term Loan	3,403,292	—
Accelevation LLC Revolving Credit Loan	1,585,231	—
Accent Building Materials Holdings LLC Term B Delayed Term Loan	171,429	165,312
Accordion Partners LLC Delayed Draw Term Loan	1,533,913	1,826,087
Accordion Partners LLC Revolving Loan	1,217,391	1,217,391
ACP Avenu Buyer, LLC Delayed Term Loan	457,877	395,536
ACP Avenu Buyer, LLC Revolving Credit	428,113	208,259
ACP Falcon Buyer, Inc. Revolving Loan	333,333	333,333
ACP Oak Buyer, Inc. 2025 Refinancing Revolving Loan	2,040,845	—
ACP Oak Buyer, Inc. 2025-1 Incremental Delayed Draw Term Loan	2,267,606	—
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	2,267,606	—
Advanced Medical Management, LLC Revolving Credit Loan	1,504,941	710,526
Advanced Web Technologies Holding Company Revolving Credit Loan	303,027	293,252
AI Fire Buyer, Inc. Delayed Draw Term Loan	—	120,902
Alera Group, Inc. Delayed Draw Term Loan	—	35,516
Alkeme Intermediary Holdings, LLC Tenth Amendment Delayed Draw Term Loan	1,092,103	—
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	9,227,746	13,130,720
Allworth Financial Group, L.P. Revolving Loan	618,375	618,375
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	929,777	1,935,706
Ambient Enterprises Holdco LLC Revolving Loan	367,192	951,979
AmerCareRoyal, LLC Delayed Draw Term Loan A	1,867,470	1,867,470
AmerCareRoyal, LLC U.S. Revolving Credit	286,145	195,783
AmeriLife Holdings LLC 2024 Revolving Loan	1,494,044	—
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	3,289,365	—
Any Hour LLC Delayed Term Loan	1,876,364	1,876,363
Any Hour LLC Revolving Credit	477,922	540,260
Apex Dental Partners, LLC Delayed Draw Term Loan	2,583,226	2,583,226
Apex Dental Partners, LLC Revolving Credit	903,226	903,226
Apex Service Partners, LLC Incremental Delayed Term Loan	—	2,598,709
Apex Service Partners, LLC Revolving Credit Loan	302,246	96,719
Apex Service Partners, LLC Revolving Credit Loan	163,829	52,425
Apex Service Partners, LLC Second Amendment Incremental Delayed DrawTerm Loan	1,443,051	—
Aptean Acquiror Inc. Delayed Draw Term Loan	—	238,414
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	2,719,372	—
Aptean Acquiror Inc. Revolving Credit	722,358	436,880
Archer Lewis, LLC Delayed Draw Term Loan B	25,915	—
Archer Lewis, LLC Initial Revolving Facility	64,789	—
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	141,132	—
Arctic Holdco, LLC Initial Refinancing Revolving Loan	158,464	—
Arctic Holdco, LLC Initial Revolving Loan	—	58,360
Arcticom Group Delayed Draw Term Loan D	—	13,796
Arden Insurance Services LLC Revolving Credit	1,633,998	—
Arden Purchaser, LLC Revolver	—	1,307,198
Argano, LLC 2025 Delayed Draw Term Loan	1,120,800	—
Argano, LLC Delayed Draw Term Loan	—	2,173,913
Argano, LLC Revolving Credit Loan	362,319	362,319
Artivion, Inc. Delayed Draw Term Loan	557,604	557,604

	June 30, 2025	December 31, 2024
ASP Global Holdings, LLC Delayed Draw Term Loan	$615,882	$615,882
ASP Global Holdings, LLC Revolving Loan	193,809	430,686
Associations, Inc. Revolving Loan	53,124	217,009
Associations, Inc. Special Purpose Delayed Draw Term Loan	362,911	451,262
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	1,200,722	1,262,187
Aviation Technical Services, Inc. Revolving Loan	350,000	500,000
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	974,619	1,142,132
Axis Portable Air, LLC Revolving Credit Loan	1,163,990	1,163,990
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	—	2,085,481
Badge 21 Midco Holdings LLC Amendment No. 1 Delayed Draw Term Loan	2,020,688	—
Badge 21 Midco Holdings LLC Revolving Loan	1,278,344	—
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	—	44,461
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed TL	76,000	83,849
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	83,849	83,849
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	451,823	613,362
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,027,326	1,027,326
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,257,951	1,257,951
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	3,140,870	5,246,957
Berlin Rosen Acquisition, LLC Revolving Loan	235,372	300,243
Berlin Rosen Acquisition, LLC Revolving Loan	135,109	300,243
Best Roofing Services LLC Revolving Loan	895,522	895,522
Big Top Holdings, LLC Revolving Credit Loan	75,000	75,000
BNI Global, LLC Revolving Credit Loan	267,147	267,147
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	3,203,357	7,224,888
C3 AcquisitionCo, LLC Delayed Draw Term Loan	1,500,783	2,420,618
C3 AcquisitionCo, LLC Revolving Loan	484,124	907,732
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	606,507	—
Capitol Imaging Acquisition Corp. Revolving Loan	606,507	—
CARDS Acquisition, Inc. Delayed Draw Term Loan	3,532,609	4,076,087
CARDS Acquisition, Inc. Revolving Loan	77,408	487,772
Carnegie Dartlet, LLC Delayed Draw Term Loan	138,000	180,000
Carnegie Dartlet, LLC Revolving Loan	60,000	56,400
Castlelake Consumer Receivables Opportunity III, L.P. Fund	1,552,253	2,088,417
Castlelake Consumer Receivables Opportunity IV, L.P. Fund	182,786	3,514,810
Centex Acquisition, LLC Revolving Loan	811,853	811,853
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	1,927,465	3,725,542
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	2,267,606	—
Cerity Partners Equity Holding LLC Initial Revolving Loan	531,299	1,062,599
Chef Merito, LLC Delayed Draw Term Loan C	—	340,515
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	—	319,099
Chronicle Parent, LLC Delayed Draw Term Loan	3,577,778	—
Chronicle Parent, LLC Revolving Credit Loan	1,192,593	—
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	240,260	403,588
Computer Services, Inc. Delayed Draw Term Loan	753,173	753,173
Concert Golf Partners Holdco LLC.Delayed Draw Term Loan	472,264	—
Congress Buyer, Inc. Delayed Draw Term Loan D	2,224,845	—
Cornerstone Advisors of Arizona, LLC Initial Revolving Loan	822,874	—
Costanzo’s Bakery, LLC Delayed Term Loan	59,158	302,442
Creek Parent, Inc. Revolving Credit	2,024,000	2,024,000
Crete PA Holdco, LLC Delayed Draw Term Loan	5,860,465	6,511,628
Crete PA Holdco, LLC Revolving Loan	976,744	976,744
CSG Buyer, Inc. Delayed Draw Term Loan	1,105,263	1,105,263
CSG Buyer, Inc. Revolving Loan	368,421	368,421
Curio Brands, LLC Multi Draw Term Loan	2,104,575	—
Curio Brands, LLC Revolving Loan	1,052,288	—
CVAUSA Management, LLC Primary Delayed Draw Term Loan	—	712,428
CVAUSA Management, LLC Revolving Loan	350,226	—
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	—	298,226
Cyber Advisors, LLC Delayed Draw Term Loan Amendment No. 5	869,370	—
Danforth Global, Inc. Fifth Amendment Additional Term Loan	2,084,000	—
Danforth Global, Inc. Revolving Credit Loan	364,700	—
DCCM MergerSub, LLC Revolver	1,866,666	—
DCCM, LLC Delayed Draw Term Loan	4,666,666	—
Demakes Borrower, LLC Delayed Draw Term Loan	—	97,905
Dentive, LLC Revolving Loan	84,848	353,532
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	—	2,044,800
Discovery SL Management, LLC Delayed Draw Term Loan B	923,400	1,215,000

	June 30, 2025	December 31, 2024
Discovery SL Management, LLC Revolving Credit Loan	$243,000	$243,000
DOXA Insurance Holdings LLC Delayed Draw Term Loan	4,469	16,049
Dwyer Instruments, LLC Fourth Amendment Delayed Draw Term Loan	1,414,141	1,414,141
Dwyer Instruments, LLC Revolving Loan	1,462,366	1,696,970
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	62,948	118,027
EdgeCo Buyer, Inc. Delayed Draw Term E Loan	5,738,262	—
EdgeCo Buyer, Inc. Revolving Loan	653,561	—
Einstein Parent, Inc. Revolving Loan	1,002,201	—
Enverus Holdings, Inc. Revolving Loan	376,078	393,329
Enverus Holdings, Inc.Delayed Draw Term Loan	101,236	266,409
Epika Fleet Services, Inc. Delayed Draw Term B Loan	2,794,344	—
Eskola LLC Delayed Draw Term B Loan	4,080,760	4,080,760
ETE Intermediate II LLC Revolving Loan	212,143	31,429
Ethos Risk Services, LLC Delayed Draw Term C Loan	2,441,026	2,666,667
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	80,000	80,000
EVDR Purchaser, Inc. Delayed Draw Term Loan	1,372,549	1,372,549
EVDR Purchaser, Inc. Revolving Credit Loan	823,529	686,275
Everbridge Holdings, LLC Delayed Draw Term Loan	844,444	844,444
Everbridge Holdings, LLC Revolving Loan	555,556	555,556
Excel Fitness Holdings, Inc. Delayed Term Loan	1,887,534	1,887,534
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	380,895	380,895
Fidelity Evergreen Private Credit Fund LP	5,906,175	8,448,961
First Legal Buyer, Inc. Delayed Draw Term Loan	1,361,140	1,861,388
First Legal Buyer, Inc. Revolving Loan	930,694	930,694
FMG Suite Holdings, LLC Revolving Credit	437,254	437,254
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	1,752,436	1,752,436
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,947,368	3,947,368
G-A-I Consultants, Inc. Revolving Loan	157,895	513,158
Gator Plastic Intermediate Holdings, LLC Revolving Loan	290,419	—
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	2,211,000	4,399,000
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	1,523,810	1,904,762
Gen4 Dental Partners OPCO, LLC Revolving Loan	380,952	380,952
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	269,823	269,823
Greenwood Operating Group, LLC Revolving Loan	1,965,234	—
GS Acquisitionco, Inc. Eighth Suplemental Delayed Draw Term Loan	645,285	—
GS Acquisitionco, Inc. Revolving Loan	1,108,156	1,196,809
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	989,362	1,228,723
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78,263	78,263
Halo Buyer, Inc. Revolving Loan	1,454,356	—
Harris & Co. LLC Delayed Draw Term B Loan	14,513	—
Harris & Co. LLC Revolver	129,577	—
HEC Purchaser Corp. Revolving Loan	781,250	781,250
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	319,806	710,680
Helios Service Partners, LLC Delayed Draw Term Loan 2022	6,000,000	6,000,000
Helios Service Partners, LLC Third Amendement Incremental Delayed Draw Term Loan	8,987,500	10,000,000
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	4,700,376	4,820,898
Heritage Foodservice Investment, LLC Revolving Credit Loan	502,177	602,612
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	2,255,932	5,999,819
Hills Distribution, Inc. Delayed Draw Term Loan	129,630	129,630
Hills Distribution, Inc. Delayed Draw Term Loan	15,974	15,974
Houseworks Holdings, LLC Delayed Draw Term Loan	—	2,035,714
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	2,554,134	2,554,134
Ideal Components Acquisition, LLC Delayed Draw Term Loan	1,776,086	—
Ideal Components Acquisition, LLC Revolving Credit Loan	1,480,072	—
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	4,295,455	4,418,182
Improving Holdco, Inc. Revolving Loan (Improving Enterprises)	329,020	—
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	—	124,376
Inventus Power, Inc. Revolving Loan	296,610	355,932
Iodine Software, LLC Revolving Loan	290,765	290,765
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	278,400	278,400
Ivy Technology Parent Intermediate III Holdings, LLC Revolving Loan	833,972	—
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	—	69,337
JHCC Holdings LLC 2024-B Incremental Delayed Draw Term Loan	281,615	—
JHCC Holdings LLC_Delayed Draw Term Loan	—	533,362
KabaFusion Parent LLC Revolving Credit Loan	1,425,015	1,425,015
Kelso Industries LLC Delayed Draw Term Loan	1,554,019	2,921,089
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	383,117	383,117

	June 30, 2025	December 31, 2024
Keystone Agency Partners LLC Delayed Draw Term Loan E	$181,323	$—
Kite Midco II LTD Term Loan B2	1,322,514	1,322,514
Kite Midco II LTD Term Loan B2	1,322,514	1,322,514
KL Charlie Acquisition Company Seventh Amendment Delayed Draw Term Loan	197,598	—
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	169,650	385,568
Lakewood Acquisition Corporation Revolving Loan	2,452,716	—
LeadVenture, Inc. Delayed Draw Term Loan	1,598,074	—
LeadVenture, Inc. Revolving Loan	1,192,593	591,133
LeadVenture, Inc. Supplemental No. 4 Delayed Draw Term Loan	—	4,468,966
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562,030	562,030
Lido Advisors, LLC Eighth Amendment Incremental Delayed Draw Term Loan	1,151,831	—
Lido Advisors, LLC Revolving Loan	134,380	—
Lido Advisors, LLC Seventh Amendment Delayed Draw Term Loan	328,699	1,278,720
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	3,578,626	3,634,834
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	459,371	—
Lighthouse Technologies Holding Corp. Revolving Loan	815,899	815,899
Loving Tan Intermediate II Inc. Revolving Loan	207,407	207,407
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	259,635	259,635
ManTech International Corporation Delayed Draw Term Loan	614,940	614,940
MB2 Dental Solutions, LLC Revolving Commitment	298,635	298,635
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	961,604	1,188,567
Medical Device Inc. Revolving Loan	1,006,285	551,739
Medina Health, LLC Revolving Loan	393,258	393,258
Medrina, LLC Initial Delayed Draw Term Loan Facility	—	744,681
Medrina, LLC Revolving Facility	531,915	531,915
MGT Impact Holdings, LLC 2025-1 Delayed Draw Term Loan	3,498,441	—
MGT Impact Holdings, LLC Revolving Credit Loan	305,768	—
Minds Buyer, LLC Revolving Credit	625,000	625,000
MKD Electric, LLC Revolving Loan	553,669	935,701
Modigent, LLC Delayed Term Loan	119,373	275,244
Mountain Parent, Inc. Delayed Draw Term Loan	1,165,803	1,165,803
Mountain Parent, Inc. Revolving Credit Facility	621,762	621,762
NMI Acquisitionco, Inc. Revolving Loan	332,302	332,302
NORA Acquisition, LLC Revolving Credit	330,556	388,889
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	33,039	135,909
Oil Changer Holding Corporation Amendment No.4 Delayed Draw Term Loan	1,496,558	—
Optimizely North America Inc. (USD) Revolving Credit	1,232,000	1,232,000
OSR Opco LLC Delayed Draw Term Loan	320,000	1,066,667
OSR Opco LLC Revolving Loan	—	853,333
Owl Cyber Defense Solutions, LLC Revolving Loan	945,410	945,410
Pacific Purchaser, LLC Delayed Draw Term Loan	—	352,113
Pacific Purchaser, LLC Revolving Loan	176,056	176,056
Packaging Coordinators Midco, Inc. Initial Dollar Delayed Draw Term Loan	4,213,287	—
Packaging Coordinators Midco, Inc. Revolving Loan	1,053,322	—
PAG Holding Corp. Revolving Loan	767,684	981,065
PAI Middle Tier, LLC Revolving Credit Loan	1,700,704	—
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	3,133,337	3,133,337
PCS Midco, Inc. Delayed Draw Term Loan	9,487	9,488
PCS Midco, Inc. Revolving Credit Loan	17,344	15,469
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment	—	5,031,287
PDI TA Holdings, Inc. Delayed Draw Term Loan	—	535,547
PDI TA Holdings, Inc. Revolving Credit	336,000	560,000
Pediatric Home Respiratory Services, LLC Delayed Term Loan	2,415,000	2,415,000
Pediatric Home Respiratory Services, LLC Revolving Credit	858,667	1,127,000
Penncomp, LLC Delayed Draw Term Loan A	—	573,016
Penncomp, LLC Delayed Draw Term Loan B	7,785,736	—
Penncomp, LLC Revolving Loan	519,049	—
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	—	785,465
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	—	1,084,875
Petra Borrower, LLC Delayed Draw Term Loan	650,000	650,000
Petra Borrower, LLC Revolving Loan	325,000	500,000
PharmaLogic Holdings Corp. Delayed Draw Term Loan	2,590,674	2,590,674
Phoenix YW Buyer, Inc. Revolving Credit Loan	1,136,364	1,136,364
PMA Parent Holdings, LLC Revolving Credit Loan	313,500	313,500
Point Quest Acquisition, LLC Revolving Credit Loan	894,915	1,022,034
Point Quest Acquisition, LLC Term Loan	2,161,017	2,542,373
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	1,349,940	2,300,940

	June 30, 2025	December 31, 2024
PracticeTek Purchaser, LLC Delayed Draw Term Loan	$587,190	$587,190
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	—	940,000
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	—	940,000
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	210,542	317,598
Prestige Employee Administrators, LLC Revolving Loan	319,085	—
PRGX Global, Inc. Delayed Draw Term Loan	1,612,063	—
Principal Lighting Group, LLC Revolving Loan	1,643,192	—
Puma Buyer, LLC Revolving Credit Loan	2,236,111	—
Quick Quack Car Wash Holdings, LLC 2025 Incremental Delayed Draw Term Loan	16,100,000	—
RailPros Parent, LLC Delayed Draw Term Loan	818,384	—
RailPros Parent, LLC Revolving Loan	409,192	—
RBFD Buyer, LLC Initial Delayed Draw Term Loan	900,812	3,788,904
RBFD Buyer, LLC Revolving Credit	284,168	947,226
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	2,060,945	—
Rcp Nats Purchaser, LLC Revolving Loan	1,442,662	—
Recipe Acquisition Corp. Delayed Draw Loan	2,042,927	2,184,949
Recipe Acquisition Corp. Revolving Credit	493,511	668,307
Red Fox CD Acquisition Corporation Delayed Draw Term Loan	3,651,245	—
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	5,961,244	—
RoC Holdco LLC Revolving Credit Loan	732,000	732,000
Rocket Youth Brands HoldCo LLC Delayed Draw Term Loan	2,145,468	—
Rocket Youth Brands HoldCo LLC Revolving Credit Loan	321,820	—
RPM Purchaser, Inc. Delayed Draw Term Loan B	517,857	517,857
RRA Corporate, LLC Delayed Draw Term Loan 2	45,676	—
RRA Corporate, LLC Revolving Loan	28,507	—
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	352,000	352,000
Rural Sourcing Holdings, Inc. Revolving Loan	114,400	237,600
Sagebrush Buyer, LLC Revolving Credit	775,862	775,862
SageSure Holdings, LLC Amendment No. 1 Delayed Draw Term Loan	5,188,525	1,041,211
Saldon Holdings, Inc. Initial DDTL Loan	126,942	126,942
Salt Dental Collective, LLC Columbia Acquisition Revolving Credit	260,981	—
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	—	3,497,396
Salute Mission Critical, LLC Revolving Loan	699,479	699,479
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	2,159,624	—
Saturn Borrower Inc Tenth Amendment Revolving Loan	868,169	—
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	470,924	—
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan C	498,332	—
Sigma Defense Systems LLC Revolving Loan	57,712	75,000
Signature Brands, LLC Term Loan	518,015	—
Signature Investor LLC Term Loan B	345,343	—
Socket Holdings Corporation Delayed Draw Term Loan	1,444,145	—
Socket Holdings Corporation Initial Revolving Loan	372,683	—
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	494,044	—
Solairus Holdings, LLC Revolver	123,511	—
Sonny’s Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	414,000	414,000
Spark Buyer, LLC Delayed Draw Term Loan	2,500,000	2,500,000
Spark Buyer, LLC Revolving Credit Loan	1,125,000	1,250,000
Spark Purchaser, Inc. Revolving Credit	808,654	808,654
Stonebridge Companies, LLC Delayed Draw Term Loan	1,880,963	—
Stonebridge Companies, LLC Revolving Credit Loan	1,253,974	—
Sunset Distributing, LLC Delayed Draw Term Loan	1,430,746	—
SuperHero Fire Protection, LLC Revolving Loan	25,185	62,560
Superjet Buyer, LLC Delayed Draw Term Loan	4,037,182	4,349,906
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	229,338	430,010
Surgical Center Solutions, LLC Delayed Draw Term Loan	1,001,243	—
Surgical Center Solutions, LLC Revolving Loan	470,585	—
Systems Planning and Analysis, Inc Delayed Draw Term Loan B	877,537	—
Systems Planning and Analysis, Inc. Revolving Loan	1,598,502	—
Tank Holding Corp. Delayed Draw Term Loan	—	757,890
Tau Buyer, LLC Delayed Draw Term Loan	1,120,464	—
Tau Buyer, LLC Revolving Credit	525,932	—
TCP Hawker Intermediate LLC Delayed Draw Term Loan	79,755	79,755
TCP Hawker Intermediate LLC Ninth Amendment DDTL 11/24	75,824	75,824
Thames Technology Holdings, Inc. Revolving Loan	552,050	788,643
Thrive Buyer, Inc. Initial Revolving Loan	—	97,122
TMSC OpCo, LLC Revolving Loan	1,050,348	1,050,348
Track Branson Opco, LLC, The Revolving Loan	118,919	118,919

	June 30, 2025	December 31, 2024
Transgo, LLC Revolving Loan	$605,000	$605,000
Trench Plate Rental Co. Revolving Loan	386,207	118,621
Tricor, LLC Amendment No.5 Delayed Draw Term Loan	307,746	—
Tricor, LLC Revolving Loan	288,462	144,231
Truck-Lite Co., LLC 2025 Replacement Revolving Loan	622,222	—
Truck-Lite Co., LLC Delayed Draw Term Loan	—	622,222
Truck-Lite Co., LLC Delayed Draw Term Loan A	224,000	—
Truck-Lite Co., LLC Delayed Draw Term Loan B	1,786,603	—
Truck-Lite Co., LLC Delayed Draw Term Loan C	885,919	—
Truck-Lite Co., LLC Initial Revolving Credit Loan	—	622,222
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	2,024,069	2,500,000
TVG Shelby Buyer, Inc. Revolving Credit Loan	250,000	250,000
Upstack Holdco Inc. Delayed Draw Term Loan	2,500,000	3,125,000
Upstack Holdco Inc. Revolving Credit Loan	968,750	1,062,500
USIC Holdings, Inc. Revolving Loan	728,045	1,034,590
USIC Holdings, Inc. Specified Delayed Draw Term Loan	410,594	580,317
Vacation Rental Brands, LLC Delayed Draw Term Loan	884,004	—
Vacation Rental Brands, LLC Delayed Term Loan	—	261,183
Vacation Rental Brands, LLC Revolving Credit	—	430,184
Vacation Rental Brands, LLC Revolving Loan	689,831	—
Valkyrie Buyer, LLC Delayed Draw Term Loan A	54,740	561,404
Valkyrie Buyer, LLC Delayed Draw Term Loan B	748,538	748,538
Valkyrie Buyer, LLC Delayed Draw Term Loan C	—	694,269
Valkyrie Buyer, LLC Delayed Draw Term Loan D	3,629,080	4,000,000
Valkyrie Buyer, LLC Delayed Draw Term Loan E	2,000,000	2,000,000
Valkyrie Buyer, LLC Revolving Credit Loan	243,275	467,836
Vehlo Purchaser, LLC Tranche C Delayed Draw Term Loan	12,086,510	—
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	569,717	1,074,631
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	569,717	1,074,631
Vertex Companies, Inc., The Delayed Draw Term Loan-B	4,745,763	4,745,763
Vertex Companies, Inc., The Fourth Amendment Revolving Loan	2,372,881	2,372,881
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	3,548,637	4,321,132
Vertex Service Partners, LLC Revolving Facility	80,558	46,512
Vital Purchaser, LLC Revolving Loan	492,000	492,000
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	—	3,420,000
Vortex Companies, LLC Delayed Term Loan	787,500	—
Vortex Companies, LLC Revolving Loan	611,743	—
Vortex Intermediate, LLC Revolver Amendment No. 4 Incremental	—	662,314
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	169,875	2,652,742
Vybond Buyer, LLC Delayed Draw Term Loan	2,374,025	—
Vybond Buyer, LLC Revolving Credit Loan	1,780,518	—
W.A. Kendall and Company, LLC Delayed Draw Term Loan 6th Amendment	140,856	—
W.A. Kendall and Company, LLC Revolving Loan	327,455	—
W.A. Kendall and Company, LLC Seventh Amendment Delayed Draw Term Loan	3,459,613	—
WC PLG Buyer, Inc Revolver	—	1,643,192
Wealth Enhancement Group, LLC December 2024 Delayed Draw Term Loan	6,036,429	6,773,687
Wealth Enhancement Group, LLC Initial Revolving Loan	226,186	—
Wealth Enhancement Group, LLC Revolver Incremental 12/24	—	226,186
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	7,780,029	7,258,534
Western Smokehouse Partners, LLC Revolving Loan	167,359	—
Worldwide Insurance Network, LLC 2025 Incremental Delayed Draw Term Loan	2,190,041	—
Worldwide Insurance Network, LLC DDTL	612,141	1,259,430
Zep Holdco Inc. Revolving Credit Loan (aka TL Atlas Merger)	1,835,400	—

Total unfunded commitments	$434,731,132	$333,895,728

Recent Developments

The Company’s management has evaluated events subsequent to June 30, 2025 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.

On July 1, 2025, the Company sold 1,526,434 Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $39.7 million.

On July 25, 2025, the Company and SPV Facility V, as borrower, entered into the JPM Loan and Security Agreement to provide SPV Facility V with the JPM SPV V Credit Facility. The Company serves as portfolio manager and parent under the JPM Loan and Security Agreement. See “Note 11. Subsequent Evens” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information.

On August 1, 2025, the Company offered to purchase up to 2,415,266 shares of its Shares at a purchase price equal to the NAV per Share as of September 30, 2025 (the “August 2025 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the August 2025 Repurchase Offer. The August 2025 Repurchase Offer is set to expire on August 28, 2025.

On August 11, 2025, the Board declared the Q3 2025 Distribution, payable on October 31, 2025 to shareholders of record as of the close of business on September 29, 2025. The final amount of the Q3 2025 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q3 2025 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

The Company received approximately $101.2 million of subscriptions effective August 1, 2025 in connection with its monthly closing for the Private Offering.

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

Because most of our investments bear interest at floating rates, we anticipate that an increase in interest rates would have a corresponding increase in our interest income that would likely offset any increase in our cost of funds and, thus, any potential reduction in net investment income would be mitigated. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the applicable interest rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities. There can be no assurance that a significant change in market interest rates will not have an adverse effect on our net investment income.

As of June 30, 2025, on a fair value basis, approximately 0% of our debt investments bear interest at a fixed rate and approximately 100% of our debt investments bear interest at a floating rate. As of June 30, 2025, 97% of our floating rate debt investments are subject to interest rate floors. Our credit facilities along with our debt issued in our collateralized loan obligations are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2025 were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Decrease (Increase) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(1,078,663)	$361,216	$(717,448)
Down 150 basis points	(808,998)	270,912	(538,086)
Down 100 basis points	(539,332)	180,608	(358,724)
Down 50 basis points	(269,666)	90,304	(179,362)
Up 50 basis points	269,666	(90,304)	179,362
Up 100 basis points	539,332	(180,608)	358,724
Up 150 basis points	808,998	(270,912)	538,086
Up 200 basis points	1,078,663	(361,216)	717,448

This analysis is indicative of the potential impact on our net investment income as of June 30, 2025, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings.

Our credit facilities and collateralized loan obligations, and potentially other borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after June 30, 2025, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2025, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

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

Changes in Internal Control Over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the
th
ree
 months ended June 30, 2025 to the risk factors previously disclosed in our annual report on Form
10-K
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
the Company did not sell any equity securities during the six months ended June 30, 2025 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended June 30, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Q3 2025 Distribution
On August 11, 2025, the Board declared the Q3 2025 Distribution, payable on October 31, 2025 to shareholders of record as of the close of business on September 29, 2025. The final amount of the Q3 2025 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q3 2025 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.
Rule

10b5-1

Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule
10b5-1(c)
or any “non Rule
10b5-1
trading arrangement.”

Item 6. Exhibits

(a)	Documents Filed as Part of this Report

3.1	Certificate of Formation of the Company.(1)

3.2	Limited Liability Company Agreement of the Company.(1)

10.1

Amendment No. 3 to Loan and Security Agreement, dated as of May 14, 2025, by and among the Company, as collateral manager and as equityholder, StepStone SPV Facility III LLC, as borrower, Wells Fargo Bank, National Association, as administrative agent and lender, and Raymond James Bank, as a lender.(2)^

10.2

Amendment No. 3 to Loan and Security Agreement, dated as of June 23, 2025, among Stepstone Great Lakes SPV Facility II LLC, as borrower, StepStone Private Credit Fund LLC, as the fund and as manager, each lender party to the Loan and Security Agreement, and Bank of Montreal, as the administrative agent and as collateral agent.(3)^

10.3

Loan and Security Agreement, dated as of July 25, 2025, by and among Stepstone SPV Facility V LLC, as borrower, StepStone Private Credit Fund LLC, as the parent and the portfolio manager, each of the lenders party thereto from time to time, UMB Bank, National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, National Association, as administrative agent.(4)^

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

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10 (File No. 000-56505), filed on December 30, 2022 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on May 16, 2025 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on June 25, 2025 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on July 29, 2025 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 14, 2025	By:	/s/ Darren Friedman
Darren Friedman
Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Joseph Cambareri
Joseph Cambareri
Chief Financial Officer
(Principal Financial and Accounting Officer)