Form 10-Q
period 2025-09-30
Stepstone Private Credit Fund LLC
filed 2025-11-13
CIK 1950803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025
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
of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of October 31, 2025, the registrant had 63,719,378 shares of its limited liability company interests outstanding.

STEPSTONE PRIVATE CREDIT FUND LLC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

SIGNATURES

PART I. FINANCIAL INFORMATION
StepStone Private Credit Fund LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments in securities of unaffiliated issuers at fair value (cost $2,640,965 and $1,567,756, respectively)	$2,645,502	$1,570,542
Cash and restricted cash	9,865	7,952
Cash equivalents and restricted cash equivalents	61,060	23,292
Interest receivable	14,401	11,272
Prepaid and other assets	768	—
Receivable from Advisor	—	731

Total assets	$2,731,596	$1,613,789

Liabilities
Lines of credit (net of unamortized debt issuance costs of $11,979 and $7,466, respectively)	$819,592	$654,704
Debt securitization (net of unamortized debt issuance costs of $3,192 and $0, respectively)	344,805	—
Payables for investments purchased	9,369	7,555
Distributions payable	35,338	22,954
Repurchase offer payable	—	1,742
Interest payable	4,337	4,513
Management fee payable	3,580	2,167
Incentive fee payable	3,102	1,983
Directors’ fees payable	63	38
Accrued expenses	2,145	1,748

Total liabilities	$1,222,331	$697,404

Commitments and contingencies (Note 8); Recoupments (Note 3)
Net assets
Shares, no par value, unlimited shares authorized, 57,931,326 and 35,246,926, respectively, shares issued and outstanding	$1,510,529	$915,356
Distributable earnings (accumulated loss)	(1,264)	1,029

Total net assets	$1,509,265	$916,385

Total liabilities and net assets	$2,731,596	$1,613,789

Net asset value per share	$26.05	$26.00

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Investment Income
Interest income on investments in securities of unaffiliated issuers	$62,448	$30,875	$160,867	$79,042
Payment in-kind interest on investments in securities of unaffiliated issuers	438	97	1,417	359
Dividend income	365	—	986	—

Total investment income	$63,251	$30,972	$163,270	$79,401

Expenses
Interest expense	$19,325	$9,220	$48,973	$24,952
Management fee	3,580	1,664	9,111	3,924
Income incentive fee	2,812	1,342	7,289	3,360
Capital gains-based incentive fee	191	193	146	148
Professional fees	969	282	2,175	1,012
Administration fee	711	497	2,062	1,179
Custody fees	137	26	312	77
Legal fees	129	147	263	955
Directors’ fees	63	50	163	150
Other expenses	771	636	2,039	1,592

Total expenses	$28,688	$14,057	$72,533	$37,349
Less expense (recoupment) support payments (to) by the Advisor (Note 3)	$—	$(608)	$(778)	$(747)

Net expenses	$28,688	$14,665	$73,311	$38,096
Net investment income	$34,563	$16,307	$89,959	$41,305

The accompanying notes are an integral part of these consolidated financial statements.

Private Credit Fund LLC
Consolidated Statements of Operations – (Continued)
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Realized and unrealized gain (loss) allocated from investments in securities of unaffiliated issuers
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	2,487	2,557	1,751	2,304

Net gain (loss) from investments in securities of unaffiliated issuers	$2,487	$2,557	$1,751	$2,304

Net Increase (Decrease) in Net Assets Resulting from Operations	$37,050	$18,864	$91,710	$43,609

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statements of Changes in Net Assets
(Unaudited)
(in thousands, except share and per share amounts)

	Limited Liability Company Interests
	Number of Shares	Shares Transactions	Total Distributable Earnings (Accumulated Loss)	Total Net Assets
Three Months Ended September 30, 2025
Balance, June 30, 2025	48,305,330	$1,257,886	$(2,976)	$1,254,910
Net investment income	—	—	34,563	34,563
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	2,487	2,487
Distributions	—	—	(35,338)	(35,338)
Issuance of Shares	9,625,996	252,643	—	252,643
Repurchase of Shares	—	—	—	—

Balance, September 30, 2025	57,931,326	$1,510,529	$(1,264)	$1,509,265

Three Months Ended September 30, 2024
Balance, June 30, 2024	21,520,505	$556,938	$(391)	$556,547
Net investment income	—	—	16,307	16,307
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	2,557	2,557
Distributions	—	—	(17,155)	(17,155)
Issuance of Shares	4,871,254	126,818	—	126,818
Repurchase of Shares	(84,438)	(2,192)	—	(2,192)

Balance, September 30, 2024	26,307,321	$681,564	$1,318	$682,882

Nine Months Ended September 30, 2025
Balance, December 31, 2024	35,246,926	$915,356	$1,029	$916,385
Net investment income	—	—	89,959	89,959
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	1,751	1,751
Distributions	—	—	(94,003)	(94,003)
Issuance of Shares	22,972,912	602,677	—	602,677
Repurchase of Shares	(288,512)	(7,504)	—	(7,504)

Balance, September 30, 2025	57,931,326	$1,510,529	$(1,264)	$1,509,265

Nine Months Ended September 30, 2024
Balance, December 31, 2023	12,950,280	$333,713	$(329)	$333,384
Net investment income	—	—	41,305	41,305
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	2,304	2,304
Distributions	—	—	(41,962)	(41,962)
Issuance of Shares	13,505,819	351,707	—	351,707
Repurchase of Shares	(148,778)	(3,856)	—	(3,856)

Balance, September 30, 2024	26,307,321	$681,564	$1,318	$682,882

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Operating activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$91,710	$43,609
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Purchases of investments	(1,345,725)	(792,005)
Proceeds from sales, exits and repayments of investments	277,169	165,955
Payment-in-kind interest capitalized	(1,720)	(797)
Accretion of original issue discount, net of amortized premiums on investments	(2,933)	(2,653)
Amortization of debt issuance costs	2,192	1,104
Net change in unrealized (appreciation) depreciation from investments in securities of unaffiliated issuers	(1,751)	(2,304)
Changes in Assets and Liabilities:
(Increase)/decrease in receivables for investments sold	—	(1,469)
(Increase)/decrease in interest receivable	(3,129)	(3,968)
(Increase)/decrease in prepaid and other assets	(768)	—
(Increase)/decrease in due from affiliate	—	(679)
(Increase)/decrease in receivable from Advisor	731	747
Increase/(decrease) in payables for investments purchased	1,815	9,371
Increase/(decrease) in interest payable	(176)	1,413
Increase/(decrease) in management fee payable	1,413	2,165
Increase/(decrease) in incentive fee payable	1,119	2,080
Increase/(decrease) in directors’ fees payable	25	25
Increase/(decrease) in accrued expenses	397	524

Net cash provided by/(used in) operating activities	$(979,631)	$(576,882)

Financing activities
Proceeds from issuance of shares	$563,028	$329,990
Repurchase of shares, net of change in repurchase offer payable	(9,246)	(1,664)
Distributions, net of distribution reinvestment plan and change in distributions payable	(41,971)	(11,508)
Borrowings under lines of credit	862,400	663,000
Repayments to lines of credit	(693,000)	(402,500)
Issuance of debt securitization	348,000	6,435
Debt issuance costs paid	(9,899)	(571)

Net cash provided by/(used in) financing activities	$1,019,312	$583,182

Net increase/(decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	$39,681	$6,300
Cash and restricted cash and cash equivalents and restricted cash equivalents at beginning of the period	31,244	18,924

Cash and restricted cash and cash equivalents and restricted cash equivalents at end of the period	$70,925	$25,224

Supplemental information and non-cash activities
Interest paid on lines of credit	$46,957	$22,434
Issuance of shares in connection with distribution reinvestment plan	39,649	21,718
Investments purchased through participation agreements	—	7,800
Borrowings incurred through participation agreements	—	7,800
Reconciliation to the Consolidated Statement of Assets and Liabilities
Cash and restricted cash	$9,865	$15,184
Cash equivalents and restricted cash equivalents	61,060	10,040

Total cash and restricted cash and cash equivalents and restricted cash equivalents	$70,925	$25,224

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured Advertising
Amplify Buyer, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.89%	9/17/2032	$9,000	$8,955	$8,955	0.59%
Amplify Buyer, Inc. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.89%	9/17/2032	9,000	8,955	8,955	0.59%
Carnegie Dartlet, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.66%	2/7/2030	42	41	29	0.00%
Carnegie Dartlet, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.66%	2/7/2030	502	496	467	0.03%
Carnegie Dartlet, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/7/2030	—	(1)	(4)	0.00%
Finn Partners, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.65%	7/1/2026	1,658	1,653	1,657	0.11%
Finn Partners, Inc. Second Amendment Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.65% / 1.00%	10.65%	7/1/2026	3,216	3,202	3,201	0.21%
Gator Plastic Intermediate Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.50%	11.14%	10/14/2027	4,125	4,056	4,062	0.27%
Gator Plastic Intermediate Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 7.00% / 1.50%	11.22%	10/14/2027	447	434	447	0.03%
Kite Midco II LTD Term Loan B1	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.27%	11/19/2031	5,290	5,219	5,212	0.35%
Kite Midco II LTD Term Loan B1	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.00%	9.27%	11/19/2031	5,290	5,219	5,212	0.35%
Kite Midco II LTD Term Loan B2	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 5.00% / 0.00%	5.00%	11/19/2031	—	(9)	—	0.00%
Kite Midco II LTD Term Loan B2	(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 5.00% / 0.00%	5.00%	11/19/2031	—	(9)	—	0.00%
Minds Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/3/2029	—	(4)	—	0.00%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.00%	5/3/2029	3,848	3,846	3,815	0.25%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	9.00%	5/3/2029	3,375	3,354	3,346	0.22%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	9.00%	5/3/2029	4,067	4,032	4,032	0.27%

						$49,439	$49,386	3.27%
Aerospace & Defense
Aviation Technical Services, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/12/2029	$—	$(3)	$(3)	0.00%
Aviation Technical Services, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.07%	7/12/2029	586	582	581	0.04%
Aviation Technical Services, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	10.07%	7/12/2029	3,374	3,352	3,350	0.22%
Heads Up Technologies, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.57%	7/23/2030	5,818	5,789	5,713	0.38%
Heads Up Technologies, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.57%	7/23/2030	6,000	6,000	5,891	0.39%
Heads Up Technologies, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/23/2030	—	(6)	(6)	0.00%
PAG Holding Corp. Amendment No. 2 Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.75%	12/21/2029	$1,977	1,968	1,967	0.13%
PAG Holding Corp. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 3.75% / 1.00%	11.00%	12/21/2029	172	162	172	0.01%
PAG Holding Corp. Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.75%	12/21/2029	5,176	5,133	5,129	0.34%
PAG Holding Corp. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.75%	12/21/2029	5,985	5,957	5,931	0.39%
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	2/15/2029	—	(3)	—	0.00%
PPW Aero Buyer, Inc. 2025 Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.00%	2/15/2029	495	492	493	0.03%
PPW Aero Buyer, Inc. Delayed Draw Term Loan-1	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.00%	2/15/2029	3,587	3,543	3,587	0.24%
PPW Aero Buyer, Inc. Term Loan (Whitcraft LLC )	(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	10.50%	2/15/2029	4,899	4,899	4,899	0.32%
Sigma Defense Systems LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 6.75% / 1.00%	10.79%	12/18/2027	1,732	1,704	1,707	0.11%
Sigma Defense Systems LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.90% / 1.00%	10.94%	12/18/2027	17	17	17	0.00%
Systems Planning and Analysis, Inc Delayed Draw Term Loan 1L (Add-On) 2/24	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	9.07%	8/16/2027	59	59	59	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Aerospace & Defense (continued)
Systems Planning and Analysis, Inc Delayed Draw Term Loan 1L 6/22	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.92%	8/16/2027	3,162	3,162	3,162	0.21%
Systems Planning and Analysis, Inc. Fifth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.62%	8/16/2027	1,207	1,200	1,207	0.08%
Systems Planning and Analysis, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.92%	8/16/2027	2,311	2,311	2,311	0.15%
Systems Planning and Analysis, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.90%	8/16/2027	235	234	235	0.02%

						$46,552	$46,402	3.06%
Air Freight & Logistics
AMEX Holding III Corp Delayed Draw Term Loan	(3)(4)(5)(6)(7)(11)	3M SOFR + 5.65% / 1.00%	9.96% / 5.50%	3/31/2028	$232	$231	$186	0.01%
AMEX Holding III Corp Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.65% / 1.00%	9.99% / 5.50%	3/31/2028	5,222	5,197	4,178	0.28%
Gulf Winds International Acquisition, LLC Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 7.00% / 1.00%	11.16%	12/16/2028	4,904	4,899	4,732	0.31%
ITS Buyer, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 1.00%	10.20%	12/31/2032	5,208	5,157	5,156	0.34%
ITS Buyer, Inc._Revolver	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.46%	9/3/2032	176	167	167	0.01%
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/22/2030	—	(1)	—	0.00%
Solairus Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.85% / 1.00%	9.17%	7/22/2030	1,189	1,169	1,187	0.08%
Solairus Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 4.85% / 1.00%	9.17%	7/22/2030	3,226	3,226	3,218	0.21%
Solairus Holdings, LLC Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	1/24 / 2029	—	—	—	0.00%

						$20,045	$18,824	1.24%
Alternative Carriers
Meriplex Communications, Ltd. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.10% / 0.75%	9.26%	7/17/2028	$1,737	$1,737	$1,737	0.12%
Meriplex Communications, Ltd. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.10% / 0.75%	9.26%	7/17/2028	3,183	3,183	3,183	0.21%

						$4,920	$4,920	0.33%
Apparel Retail
Brightmore Brands LLC Original Term Loan	(3)(4)(5)(7)(8)	3M SOFR + 9.35% / 1.50%	13.64%	9/10/2029	$—	$10	$—	0.00%
Brightmore Brands LLC Original Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 9.35% / 1.50%	13.64%	9/10/2029	2,590	2,550	2,550	0.17%
Brightmore Brands LLC Original Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 9.35% / 1.50%	13.64%	9/10/2029	3,400	3,356	3,348	0.22%
Brightmore Brands LLC Original Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 9.35% / 1.50%	13.64%	9/10/2029	4,000	3,939	3,939	0.26%

						$9,855	$9,837	0.65%
Apparel, Accessories & Luxury Goods
Halo Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.16%	8/7/2029	$7,788	$7,652	$7,618	0.50%
Halo Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.00% / 1.00%	10.16%	8/7/2029	4,025	3,938	3,938	0.26%
Halo Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.16%	8/7/2029	341	311	340	0.02%

						$11,901	$11,896	0.78%
Application Software
Anaplan, Inc. Fourth Amendment Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 0.75%	8.70%	6/21/2029	$4,963	$4,945	$4,955	0.33%
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/30/2031	—	(9)	(69)	0.00%
Aptean Acquiror Inc. Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 3.75% / 0.75%	11.00%	1/30/2031	70	69	51	0.00%
Aptean Acquiror Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 4.93% / 0.75%	8.95%	1/30/2031	7,620	7,300	7,620	0.50%
Aptean Acquiror Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.93% / 0.75%	8.95%	1/30/2031	4,915	4,879	4,915	0.33%
BASYS LLC First Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.50%	12/9/2027	4,497	4,478	4,497	0.30%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Application Software (continued)
Bottomline Technologies, Inc.(Legal Spend Holdings, LLC) 2025-1 Refinancing Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 0.75%	8.50%	5/14/2029	254	254	254	0.02%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.79%	2/9/2027	1,305	1,297	1,295	0.09%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.79%	2/9/2027	3,377	3,356	3,351	0.22%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.79%	2/9/2027	4,035	4,005	4,004	0.27%
Diversis Tempo HoldCo, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 0.75%	10.55%	8/22/2031	9,232	9,120	9,119	0.60%
Durare Bidco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%	8/9/2032	—	(17)	(34)	0.00%
Durare Bidco, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.50%	8.99%	8/9/2032	6,477	6,445	6,413	0.42%
Durare Bidco, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.50%	8.99%	8/9/2032	6,477	6,445	6,413	0.42%
Durare Bidco, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%	8/9/2032	—	(8)	(16)	0.00%
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.66% /3.50%	11/19/2029	55	54	55	0.00%
Echo Purchaser, Inc. Term Loan (Exostar)	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 0.75%	9.66% /3.50%	11/19/2029	638	633	632	0.04%
Einstein Parent, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/22/2031	—	(18)	(9)	0.00%
Einstein Parent, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 0.75%	10.83%	1/22/2031	9,688	9,514	9,492	0.63%
Everbridge Holdings, LLC Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.29%	7/2/2031	5,514	5,490	5,514	0.37%
Everbridge Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.29%	7/2/2031	540	537	540	0.04%
Everbridge Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	7/2/2031	—	(2)	—	0.00%
Fullsteam Operations LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	8/8/2031	—	(11)	(11)	0.00%
Fullsteam Operations LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	9.48%	8/8/2031	3,413	3,379	3,379	0.22%
Fullsteam Operations LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/8/2031	—	(4)	(4)	0.00%
GS Acquisitionco, Inc. Eighth Suplemental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 0.75%	0.50%	5/25/2028	—	(1)	—	0.00%
GS Acquisitionco, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.25%	5/25/2028	3,165	3,155	3,165	0.21%
GS Acquisitionco, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.25%	5/25/2028	399	394	395	0.03%
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(12)	3M SOFR + 5.25% / 1.00%	9.25%	5/25/2028	586	579	586	0.04%
LeadVenture, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.25%	6/23/2032	787	764	787	0.05%
LeadVenture, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.25%	6/23/2032	6,522	6,473	6,473	0.43%
LeadVenture, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	9.25%	6/23/2032	6,000	5,957	5,955	0.39%
LeadVenture, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/23/2032	—	(9)	—	0.00%
Legitscript LLC Delayed Draw Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	9.91%	6/24/2029	99	98	99	0.01%
Legitscript LLC Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	9.91%	6/24/2029	3,860	3,821	3,860	0.26%
Mountain Parent, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	6/27/2031	—	(5)	(8)	0.00%
Mountain Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	9.05%	6/27/2031	5,655	5,607	5,559	0.37%
Mountain Parent, Inc. Revolving Credit Facility	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	6/27/2031	—	(5)	(4)	0.00%
NMI Acquisitionco, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.60% / 0.75%	8.76%	9/6/2028	1,146	1,131	1,145	0.08%
NMI Acquisitionco, Inc. October 2021 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.60% / 0.75%	8.76%	9/6/2028	350	345	343	0.02%
NMI Acquisitionco, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/6/2028	—	(4)	(6)	0.00%
NMI Acquisitionco, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.60% / 0.75%	8.76%	9/6/2028	1,878	1,853	1,840	0.12%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Application Software (continued)
Optimizely North America Inc. (USD) Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/30/2031	—	(11)	(1)	0.00%
Optimizely North America Inc. (USD) Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.16%	10/30/2031	7,481	7,402	7,402	0.49%
Optimizely North America Inc. (USD) Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.16%	10/30/2031	5,223	5,177	5,168	0.34%
Pacific Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.42%	10/2/2028	1,937	1,901	1,903	0.13%
Pacific Purchaser, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2028	—	—	(4)	0.00%
PDI TA Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.81%	2/3/2031	1,206	1,127	1,206	0.08%
PDI TA Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.81%	2/3/2031	5,659	5,623	5,659	0.37%
PDI TA Holdings, Inc. Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.81%	2/3/2031	224	224	223	0.01%
PracticeTek Purchaser, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	9.91%	8/30/2029	28	28	28	0.00%
PracticeTek Purchaser, LLC Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	9.91%	8/30/2029	1,944	1,920	1,915	0.13%
Saab Purchaser, Inc. First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/12/2031	—	(27)	(27)	0.00%
SAAB Purchaser, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.75%	9/22/2032	5,526	5,499	5,499	0.36%
SAAB Purchaser, Inc._Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	9/22/2032	—	(4)	(4)	0.00%
Spark Purchaser, Inc. Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/1/2030	—	—	—	0.00%
Spark Purchaser, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.80%	4/1/2031	1,749	1,720	1,713	0.11%
Spark Purchaser, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 0.75%	9.80%	4/1/2031	3,374	3,314	3,305	0.22%
Superjet Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.75%	9.20%	5/23/2030	993	985	943	0.06%
Superjet Buyer, LLC Initial Term Loan (EFI Productivity Software)	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 0.75%	9.20%	12/30/2027	209	209	208	0.01%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.20%	5/23/2030	1,489	1,476	1,462	0.10%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 0.75%	9.20%	5/23/2030	3,374	3,345	3,314	0.22%
Synchronoss Technologies, Inc. First Amendment Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 2.50%	11.32%	4/24/2029	6,922	6,799	6,784	0.45%
Synchronoss Technologies, Inc. First Amendment Loan	(3)(4)(5)(7)(14)	3M SOFR + 7.00% / 2.50%	11.32%	4/24/2029	3,055	3,000	2,994	0.20%
Synchronoss Technologies, Inc. First Amendment Loan	(3)(4)(5)(7)(15)	3M SOFR + 7.00% / 2.50%	11.32%	4/24/2029	4,077	3,996	3,996	0.26%
Tau Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.75%	2/2/2032	648	638	640	0.04%
Tau Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.75%	2/2/2032	61	56	55	0.00%
Tau Buyer, LLC Term B Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.75%	2/2/2032	4,383	4,342	4,338	0.29%
TCP Hawker / TimeClock Plus 11/24 9th Amendment Rollover Incremental Term Loan 12/24	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.30%	8/30/2029	462	459	459	0.03%
TCP Hawker Intermediate LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	—	(1)	—	0.00%
TCP Hawker Intermediate LLC Ninth Amendment Delayed Draw Term Loan 11/24	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	—	—	(1)	0.00%
TCP Hawker Intermediate LLC Ninth Amendment Incremental Term Loan 11/24	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.00%	8/30/2029	17	17	17	0.00%
Trintech Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.66%	7/25/2029	4,913	4,843	4,827	0.32%
Upland Software, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	7/25/2031	—	(34)	(30)	0.00%
Upland Software, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 1.50%	10.00%	7/25/2031	16,000	15,724	15,720	1.04%
Vehlo Purchaser, LLC Tranche C Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.16%	5/24/2028	7,873	7,817	7,873	0.52%

						$189,848	$190,129	12.59%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Asset Management & Custody Banks
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.91%	12/23/2027	$5,577	$5,553	$5,577	0.37%
Allworth Financial Group, L.P. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/23/2027	—	(2)	—	0.00%
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.45%	7/28/2029	6,699	6,687	6,699	0.44%
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.25%	7/30/2029	160	141	160	0.01%
Cerity Partners Equity Holding LLC Initial Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.41%	7/30/2029	133	131	133	0.01%
Cerity Partners Equity Holding LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.45%	7/30/2029	4,623	4,623	4,623	0.31%
Cornerstone Advisors of Arizona LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.75%	5/13/2032	3,291	3,275	3,279	0.22%
Cornerstone Advisors of Arizona LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.75%	5/13/2032	3,291	3,275	3,279	0.22%
Cornerstone Advisors of Arizona, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 1.00%	0.38%	5/13/2032	—	(4)	—	0.00%
Danforth Global, Inc. Delayed Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.82%	12/9/2027	536	531	536	0.04%
Danforth Global, Inc. Fifth Amendment Additional Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.73%	12/9/2027	2,084	2,056	2,084	0.14%
Danforth Global, Inc. Fifth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.82%	12/9/2027	1,039	1,026	1,032	0.07%
Danforth Global, Inc. First Amendment Additional Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.70%	12/9/2027	284	282	283	0.02%
Danforth Global, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.50%	12/9/2027	450	445	447	0.03%
Danforth Global, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.65%	12/9/2027	104	98	104	0.01%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.70%	12/9/2027	1,637	1,622	1,619	0.11%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.70%	12/9/2027	4,025	3,982	3,981	0.26%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.70%	12/9/2027	685	678	680	0.05%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.70%	12/9/2027	891	883	885	0.06%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.70%	12/9/2027	3,374	3,338	3,352	0.22%
Danforth Global, Inc. Third Amendment Additional Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.81%	12/9/2027	476	472	476	0.03%
EdgeCo Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.00%	8.66%	6/1/2026	1,048	1,048	1,048	0.07%
EdgeCo Buyer, Inc. Delayed Draw Term B Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 1.00%	8.66%	6/1/2028	22	22	22	0.00%
EdgeCo Buyer, Inc. Delayed Draw Term C Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 1.00%	8.66%	6/1/2026	59	59	59	0.00%
EdgeCo Buyer, Inc. Delayed Draw Term E Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 1.00%	8.66%	6/1/2028	794	793	794	0.05%
EdgeCo Buyer, Inc. Delayed Term Loan A	(3)(4)(5)(7)	3M SOFR + 4.50% / 1.00%	8.66%	6/1/2026	204	204	204	0.01%
EdgeCo Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 3.50% / 1.00%	10.75%	6/1/2026	33	33	33	0.00%
EdgeCo Buyer, Inc. Sixth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.00%	8.82%	6/1/2028	1,183	1,183	1,183	0.08%
Horizon Investments, LLC_Term Loan 2nd Amendment	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.30%	8/6/2032	9,975	9,882	9,882	0.65%
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.68%	12/22/2028	5,321	5,278	5,321	0.35%
IEQ Capital, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.37%	12/22/2028	3,520	3,516	3,520	0.23%
Obra Capital, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.36% / 1.00%	11.50%	6/21/2029	7,444	7,326	7,350	0.49%
Petra Borrower, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	9.75%	11/15/2030	596	581	596	0.04%
Petra Borrower, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	10.07%	11/15/2030	3,201	3,146	3,158	0.21%
Petra Borrower, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	9.92%	11/15/2029	100	87	100	0.01%
PMA Parent Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(8)(12)	3M SOFR + 4.75% / 0.75%	8.75%	1/31/2031	—	—	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Asset Management & Custody Banks (continued)
PMA Parent Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.75%	1/31/2031	6,414	6,356	6,414	0.42%
PMA Parent Holdings, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/31/2031	—	(5)	(5)	0.00%
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 1.00%	8.79%	10/2/2028	3,756	3,751	3,756	0.25%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 1.00%	8.79%	10/4/2028	1,142	1,138	1,142	0.08%
Wealth Enhancement Group, LLC December 2024 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 1.00%	8.80%	10/2/2028	1,064	1,076	1,081	0.06%
Wealth Enhancement Group, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2028	—	—	—	0.00%
Wealth Enhancement Group, LLC May 2022 Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 1.00%	8.80%	10/4/2028	1,971	1,971	1,912	0.13%
Wealth Enhancement Group, LLC August 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2028	—	2	2	0.00%

						$86,539	$86,801	5.75%
Auto Parts & Equipment
ETE Intermediate II LLC Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.16%	5/29/2029	$156	$155	$153	0.01%
ETE Intermediate II LLC Revolving Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 1.00%	9.17%	5/29/2029	24	19	12	0.00%
ETE Intermediate II LLC Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.16%	5/29/2029	1,920	1,884	1,825	0.12%
M&D MidCo, Inc. Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.60%	8/31/2028	1,741	1,725	1,709	0.11%
M&D MidCo, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.60%	8/31/2028	583	577	583	0.04%
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/31/2028	—	1	1	0.00%
M&D MidCo, Inc. Third Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.60%	8/31/2028	365	363	365	0.02%
PREMIER TIRE & SERVICE ACQUISITION, LLC 2024-3 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.65%	5/29/2029	919	911	896	0.06%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.72%	5/17/2029	1,047	1,051	1,031	0.07%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.72%	5/17/2029	1,047	1,033	1,031	0.07%
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.00%	9.65%	5/17/2029	485	475	475	0.03%
Premier Tires & Service Acquisition, LLC Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.64%	5/17/2029	290	287	283	0.02%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.66%	5/17/2029	1,698	1,698	1,681	0.11%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.66%	5/17/2029	3,189	3,189	3,157	0.21%
Transgo, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 2.00%	9.91%	12/29/2028	2,059	2,034	2,029	0.13%
Transgo, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 2.00%	9.91%	12/29/2028	3,019	2,992	2,976	0.20%
Transgo, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 2.00%	0.50%	12/29/2028	—	—	(5)	0.00%
Truck-Lite Co., LLC 2025 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.14%	2/13/2032	185	176	182	0.01%
Truck-Lite Co., LLC 2025 Replacement Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 5.25% / 0.75%	5.25%	2/13/2031	—	(8)	(12)	0.00%
Truck-Lite Co., LLC 2025 Replacement Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.14%	2/13/2032	395	390	387	0.03%
Truck-Lite Co., LLC 2025 Replacement Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.14%	2/13/2032	5,670	5,613	5,556	0.37%
Truck-Lite Co., LLC Delayed Draw Term Loan A	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2032	—	(3)	(4)	0.00%
Truck-Lite Co., LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 0.75%	9.91%	2/13/2032	708	675	673	0.04%
Truck-Lite Co., LLC Delayed Draw Term Loan C	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2032	—	(13)	(4)	0.00%

						$25,224	$24,980	1.66%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Automobile Manufacturers
JHCC Holdings LLC 2021-A Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.25%	9/9/2027	$896	$892	$891	0.06%
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.25%	9/9/2027	793	788	791	0.05%
JHCC Holdings LLC 2024-B Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.25%	9/9/2027	283	281	281	0.02%
JHCC Holdings LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 1.00%	9.25%	9/9/2027	4,004	3,996	3,983	0.26%

						$5,957	$5,946	0.39%
Automotive Retail
ABC Technologies Inc. Term Loan B	(3)(5)(7)(12)(24)(25)	3M SOFR + 8.25% / 0.75%	12.39%	8/22/2031	$9,098	$8,763	$8,756	0.58%
Epika Fleet Services, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.25%	4/17/2031	3,501	3,476	3,475	0.23%
Epika Fleet Services, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.00%	9.25%	4/17/2031	2,000	1,986	1,985	0.13%
Epika Fleet Services, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 0.75%	9.25%	4/17/2031	4,000	3,970	3,970	0.26%
Epika Fleet Services, Inc. Delayed Draw Term A Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	9.45%	4/17/2031	2,515	2,497	2,515	0.17%
Epika Fleet Services, Inc. Delayed Draw Term B Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.25%	4/17/2031	1,257	1,238	1,257	0.08%

						$21,930	$21,958	1.45%
Building Products
AllMark Acquisition, LLC Initial Term Loan (AllMark Door)	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.37%	5/4/2028	$4,886	$4,860	$4,838	0.32%
Arch Cutting Tools Corp. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.00%	8.91%	4/1/2026	4,872	4,867	4,830	0.32%
Big Top Holdings, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/1/2030	—	(1)	—	0.00%
Big Top Holdings, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.50%	3/1/2030	2,414	2,338	2,384	0.16%
Greenwood Operating Group, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.66%	5/7/2031	5,812	5,701	5,695	0.38%
Greenwood Operating Group, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.66%	5/7/2031	3,990	3,911	3,910	0.26%
Greenwood Operating Group, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/7/2031	—	(37)	—	0.00%
Vybond Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/3/2032	—	(16)	—	0.00%
Vybond Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.00%	2/3/2032	5,380	5,305	5,297	0.35%
Vybond Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 0.75%	9.00%	2/3/2032	3,990	3,929	3,929	0.26%
Vybond Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/3/2032	—	(24)	—	0.00%

						$30,833	$30,883	2.05%
Commodity Chemicals
Guy Chemical Company, LLC U.S. Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.85% / 1.00%	9.01%	11/9/2027	$4,874	$4,846	$4,874	0.32%
Communications Equipment
Owl Cyber Defense Solutions, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/11/2029	$—	$(7)	$—	0.00%
Owl Cyber Defense Solutions, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.82%	9/11/2029	685	679	677	0.04%
Owl Cyber Defense Solutions, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.82%	9/11/2029	5,156	5,076	5,100	0.34%
Owl Cyber Defense Solutions, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.82%	9/11/2029	3,374	3,348	3,338	0.22%

						$9,096	$9,115	0.60%
Construction & Engineering
Ambient Enterprises Holdco LLC Delayed Draw Term B Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.24%	6/28/2030	$145	$131	$138	0.01%
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.25%	6/30/2030	1,928	1,910	1,876	0.12%
Ambient Enterprises Holdco LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/7/2029	—	(2)	(16)	0.00%
Ambient Enterprises Holdco LLC Second Amendment Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.25%	6/28/2030	701	693	692	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Construction & Engineering (continued)
Ambient Enterprises Holdco LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.25%	6/28/2030	2,692	2,660	2,638	0.17%
Ambient Enterprises Holdco LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 1.00%	9.25%	6/28/2030	4,067	3,987	3,987	0.26%
Ambient Enterprises Holdco LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.25%	6/30/2030	6,295	6,226	6,124	0.41%
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.65% / 0.75%	9.96%	7/31/2026	527	527	527	0.03%
Best Roofing Services LLC Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.00%	4/2/2029	1,148	1,150	1,123	0.07%
Best Roofing Services LLC Closing Date Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.00% / 1.00%	10.00%	4/2/2029	3,956	3,872	3,872	0.26%
Best Roofing Services LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/2/2029	—	—	(19)	0.00%
Diverzify Intermediate LLC Second Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.01% / 1.00%	10.33%	5/11/2027	483	482	482	0.03%
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.01% / 1.00%	10.32%	5/11/2027	4,391	4,375	4,370	0.29%
Eskola LLC Delayed Draw Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.50%	10.52%	12/19/2029	2,893	2,870	2,864	0.19%
Eskola LLC Delayed Draw Term B Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	12/19/2029	—	(26)	(41)	0.00%
Eskola LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.50%	10.52%	12/19/2029	8,100	8,021	7,971	0.53%
ESP Associates, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.60% / 1.00%	10.92%	7/24/2028	1,473	1,457	1,458	0.10%
ESP Associates, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.60% / 1.00%	10.92%	7/24/2028	3,283	3,237	3,249	0.22%
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/7/2028	—	(23)	(22)	0.00%
G-A-I Consultants, Inc. First Amendment Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.35% / 1.00%	9.63%	10/7/2028	2,924	2,888	2,855	0.19%
G-A-I Consultants, Inc. Revolving Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.35% / 1.00%	9.63%	10/7/2028	276	269	273	0.02%
HP RSS Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.00%	12/11/2029	673	672	673	0.04%
HP RSS Buyer, Inc. General Purpose Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.00%	12/11/2029	433	431	433	0.03%
HP RSS Buyer, Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	4.75%	12/11/2029	3	(2)	(2)	0.00%
HP RSS Buyer, Inc. Special Purpose Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.00%	12/11/2029	144	144	144	0.01%
JS Global, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.70%	7/31/2030	353	333	351	0.02%
JS Global, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.50%	7/31/2030	3,051	2,999	3,046	0.20%
Kelso Industries LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/30/2029	—	(152)	1	0.00%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.91%	12/30/2029	522	388	517	0.03%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.91%	12/30/2029	1,103	1,094	1,092	0.07%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.91%	12/30/2029	3,456	3,423	3,421	0.23%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.75% / 1.00%	9.91%	12/30/2029	4,238	4,196	4,196	0.28%
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.56%	2/7/2031	44	44	44	0.00%
KENE Acquisition, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.56%	2/7/2031	953	953	953	0.06%
LJ Avalon Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 1.00%	8.67%	2/1/2030	1,403	1,325	1,322	0.09%
LJ Avalon Holdings, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 4.00% / 1.00%	4.00%	2/1/2029	—	(15)	(16)	0.00%
MKD Electric, LLC Revolving Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 6.25% / 1.25%	10.53%	5/31/2029	1,218	1,197	1,218	0.08%
MKD Electric, LLC Sea-Tac Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.25%	10.53%	5/31/2029	2,587	2,540	2,543	0.17%
MKD Electric, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.25%	10.53%	5/31/2029	4,631	4,560	4,537	0.30%
MKD Electric, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.25% / 1.25%	10.53%	5/31/2029	3,383	3,326	3,315	0.22%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Construction & Engineering (continued)
MKD Electric, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.25% / 1.25%	10.53%	5/31/2029	3,956	3,877	3,876	0.26%
MOREgroup Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.25%	1/16/2030	1,157	1,144	1,148	0.08%
MOREgroup Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	9.25%	1/16/2030	3,275	3,234	3,248	0.22%
OSR Opco LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.50%	10.05%	3/15/2029	1,065	1,042	1,040	0.07%
OSR Opco LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.92%	3/15/2029	1,879	1,861	1,860	0.12%
OSR Opco LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.92%	3/15/2029	3,374	3,340	3,341	0.22%
OSR Opco LLC Revolving Loan	(3)(4)(5)(7)	3M SOFR + 10.07% / 1.00%	10.07%	3/15/2029	1,600	1,600	1,583	0.10%
OSR Opco LLC, Second Amendment Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.50%	9.99%	3/31/2026	244	242	242	0.02%
Pave America Holding, LLC Closing Date Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	9.25%	8/27/2032	9,360	9,275	9,266	0.61%
Pave America Holding, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/27/2032	—	(32)	—	0.00%
Pave America Holding, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.91%	8/27/2032	1,169	1,145	1,145	0.08%
PK Purchaser, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.14%	9/19/2029	4,746	4,695	4,656	0.31%
PK Purchaser, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	9.14%	9/19/2029	3,374	3,345	3,310	0.22%
PK Purchaser, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	9.14%	9/19/2029	4,255	4,212	4,174	0.28%
Puris LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.08%	6/30/2031	321	325	317	0.02%
Puris LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	10.08%	6/30/2031	3,374	3,323	3,323	0.22%
Puris LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.75% / 1.00%	10.08%	6/30/2031	3,977	3,917	3,917	0.26%
PVI Holdings, Inc. Last Out Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.05% / 1.00%	9.37%	1/18/2028	2,817	2,814	2,817	0.19%
PVI Holdings, Inc. Last Out Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.05% / 1.00%	9.37%	1/18/2028	3,990	3,990	3,990	0.26%
RailPros Parent, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	5/24/2032	—	(8)	—	0.00%
RailPros Parent, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.70%	5/24/2032	2,660	2,634	2,638	0.17%
RailPros Parent, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	5/24/2032	—	(4)	—	0.00%
RRA Corporate, LLC Delayed Draw Term Loan 2	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.00%	8/15/2029	19	19	19	0.00%
RRA Corporate, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.25%	8/15/2029	30	29	30	0.00%
RRA Corporate, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.25%	8/15/2029	3,047	3,008	3,004	0.20%
SuperHero Fire Protection, LLC Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.50%	12/31/2029	2,865	2,810	2,832	0.19%
SuperHero Fire Protection, LLC Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.50%	12/31/2029	3,947	3,898	3,902	0.26%
SuperHero Fire Protection, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.65% / 1.00%	9.65%	9/1/2026	43	37	37	0.00%
The Vertex Companies, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.85% / 1.00%	9.03%	8/31/2027	870	852	870	0.06%
USIC Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.70%	9/10/2031	4,474	4,456	4,429	0.29%
USIC Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 0.75%	9.70%	9/10/2031	5,985	5,956	5,925	0.39%
USIC Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.48%	9/10/2031	467	461	454	0.03%
USIC Holdings, Inc. Specified Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.70%	9/10/2031	282	282	279	0.02%
Valkyrie Buyer, LLC Delayed Draw Term Loan A	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.75%	9.25%	5/6/2031	505	498	505	0.03%
Valkyrie Buyer, LLC Delayed Draw Term Loan C	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.25%	5/6/2031	1,809	1,786	1,809	0.12%
Valkyrie Buyer, LLC Delayed Draw Term Loan D	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.25%	5/6/2031	789	757	789	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Construction & Engineering (continued)
Valkyrie Buyer, LLC Delayed Draw Term Loan E	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/6/2031	—	(13)	—	0.00%
Valkyrie Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.75%	9.25%	5/6/2030	225	219	225	0.01%
Valkyrie Buyer, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.25%	5/6/2031	1,068	1,054	1,052	0.07%
Valkyrie Buyer, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 0.75%	9.25%	5/6/2031	3,275	3,232	3,228	0.21%
Vertex Companies, Inc., Term Loan D	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.93%	8/31/2028	2,883	2,871	2,855	0.19%
Vertex Companies, Inc., Term Loan D	(3)(4)(5)(7)(15)	3M SOFR + 4.75% / 1.00%	8.93%	8/31/2028	3,947	3,907	3,907	0.26%
Vertex Companies, Inc., The Delayed Draw Term Loan-B	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.03%	8/31/2028	4,746	4,702	4,746	0.31%
Vertex Service Partners, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.00%	11/8/2030	318	318	316	0.02%
Vertex Service Partners, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 0.75%	10.00%	11/8/2030	3,275	3,275	3,256	0.22%
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.25%	11/8/2030	863	841	847	0.06%
Vertex Service Partners, LLC Revolving Facility	(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 0.75%	10.00%	11/8/2030	326	326	324	0.02%
Vertex Service Partners, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.00%	11/8/2030	1,868	1,849	1,859	0.12%

						$175,561	$175,579	11.62%
Construction Materials
Javelin Acquisition Vehicle, LLC Last Out Term Loan (Lindsay Precast)	(3)(4)(5)(7)(10)	1M SOFR + 5.02% / 1.00%	9.18%	11/3/2026	$850	$850	$835	0.06%
Javelin Acquisition Vehicle, LLC Last Out Term Loan (Lindsay Precast)	(3)(4)(5)(7)(14)	1M SOFR + 5.02% / 1.00%	9.18%	11/3/2026	731	731	718	0.05%
Javelin Acquisition Vehicle, LLC Second Amendment Incremental Term Loan (Lindsay Precast)	(3)(4)(5)(7)(10)	3M SOFR + 5.03% / 1.00%	9.35%	11/3/2026	38	37	38	0.00%
Javelin Acquisition Vehicle, LLC Second Amendment Incremental Term Loan (Lindsay Precast)	(3)(4)(5)(7)(14)	3M SOFR + 5.03% / 1.00%	9.35%	11/3/2026	2,422	2,391	2,422	0.16%

						$4,009	$4,013	0.27%
Consumer Electronics
Lakewood Acquisition Corporation Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.82%	1/24/2030	$6,184	$6,083	$6,060	0.40%
Lakewood Acquisition Corporation Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.82%	1/24/2030	3,947	3,868	3,867	0.26%
Lakewood Acquisition Corporation Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	1/24/2030	—	(45)	(1)	0.00%

						$9,906	$9,926	0.66%
Consumer Finance
CLGF Holdco 2, LLC Loan	(3)(4)(5)(7)	FIXED	12.50%	4/23/2030	$6,670	$6,578	$6,627	0.44%
Data Processing & Outsourced Services
Penncomp, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.16%	10/17/2028	$2,388	$2,350	$2,381	0.16%
Penncomp, LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	4/17/2030	—	(4)	—	0.00%
Penncomp, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/17/2028	—	—	—	0.00%
Penncomp, LLC Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.50%	9.16%	10/17/2028	2,536	2,498	2,402	0.16%

						$4,844	$4,783	0.32%
Distributors
RPM Purchaser, Inc. Delayed Draw Term Loan B	(3)(4)(5)(7)(10)	3M SOFR + 6.51% / 2.00%	10.82%	9/11/2028	$545	$536	$531	0.04%
RPM Purchaser, Inc. Effective Date Term Loan B	(3)(4)(5)(7)(10)	1M SOFR + 6.51% / 2.00%	10.82%	9/11/2028	575	556	564	0.04%
RPM Purchaser, Inc. Effective Date Term Loan B	(3)(4)(5)(7)(14)	1M SOFR + 6.51% / 2.00%	10.82%	9/11/2028	3,275	3,213	3,214	0.21%

						$4,305	$4,309	0.29%
Diversified Capital Markets
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.85% / 0.75%	9.01%	10/4/2030	$3,905	$3,866	$3,953	0.26%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Diversified Chemicals
Opta Inc. 2024 Incremental Delayed Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.01% / 1.50%	11.21%	11/9/2028	$1,733	$1,684	$1,733	0.11%
Opta Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 7.01% / 1.50%	11.24%	11/8/2028	3,374	3,347	3,338	0.22%
Opta Inc. Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 7.01% / 1.50%	11.24%	11/8/2028	3,503	3,466	3,466	0.23%
V Global Holdings LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 0.75%	10.14%	12/22/2027	4,886	4,877	4,730	0.31%

						$13,374	$13,267	0.87%
Diversified Metals & Mining
George Holding, Inc. Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.99%	1/31/2031	$7,232	$7,169	$7,166	0.47%
Diversified Support Services
Accent Building Materials Holdings LLC Term B Delayed Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 6.25% / 1.00%	10.32%	8/6/2029	$900	$861	$897	0.06%
Accent Building Materials Holdings LLC Term Loan B	(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	10.32%	8/6/2029	629	589	619	0.04%
Accent Building Materials Holdings LLC Term Loan B	(3)(4)(5)(7)(14)	3M SOFR + 6.25% / 1.00%	10.32%	8/6/2029	3,300	3,232	3,250	0.22%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.66%	7/22/2027	2,849	2,845	2,849	0.19%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.66%	7/22/2027	3,275	3,273	3,275	0.22%
Certified Collision Group Acquisition Corp. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.00%	5/17/2027	172	172	160	0.01%
Certified Collision Group Acquisition Corp. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.00%	5/17/2027	2,061	2,046	1,917	0.13%
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	(3)(4)(5)(6)(7)(10)	3M SOFR + 4.50% / 1.00%	8.63%	11/19/2030	653	639	650	0.04%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.50%	9/28/2029	784	779	779	0.05%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.50%	9/28/2029	2,198	2,185	2,183	0.14%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.50%	9/28/2029	2,129	2,101	2,114	0.14%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.50%	9/28/2029	3,275	3,253	3,253	0.22%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.50%	9/28/2029	3,990	3,963	3,963	0.26%
FLS Holding, Inc. Term B Loan (FLS Transportation Services)	(3)(4)(5)(7)(10)	3M SOFR + 5.35% / 1.00%	9.51%	12/15/2028	4,887	4,847	4,476	0.30%
Integrated Power Services Holdings, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.86% / 1.00%	9.03%	11/22/2028	6,187	6,165	6,125	0.41%
Integrated Power Services Holdings, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.86% / 1.00%	9.03%	11/22/2028	6,187	6,165	6,125	0.41%
Moonlight Parent, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 4.75% / 1.00%	4.75%	9/9/2032	—	(26)	(26)	0.00%
Moonlight Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.91%	9/9/2032	6,453	6,389	6,388	0.42%
Moonlight Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 1.00%	8.91%	9/9/2032	3,300	3,267	3,267	0.22%
Moonlight Parent, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/9/2032	—	(16)	(16)	0.00%
PrimeFlight Acquisition, LLC Amendment No. 5 Additional Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	5/1/2029	1,286	1,281	1,286	0.09%
PrimeFlight Acquisition, LLC Amendment No. 7 Additional Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.56%	5/1/2029	543	537	537	0.04%
PrimeFlight Acquisition, LLC Amendment No. 7 Additional Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 1.00%	9.56%	5/1/2029	578	572	572	0.04%
PrimeFlight Acquisition, LLC Amendment No.4 Additional Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.25%	5/1/2029	631	627	625	0.04%
Primeflight Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.80%	5/1/2029	3,275	3,249	3,244	0.21%
Primeflight Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.80%	5/1/2029	3,577	3,544	3,544	0.23%
TL Voltron Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(8)	3M SOFR + 5.25% / 1.00%	9.41%	12/31/2030	—	5	—	0.00%
TL Voltron Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.41%	12/31/2030	7,392	7,267	7,249	0.48%
TL Voltron Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	9.41%	12/31/2030	3,226	3,170	3,163	0.21%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Diversified Support Services (continued)
TL Voltron Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 1.00%	9.41%	12/31/2030	4,268	4,186	4,186	0.28%
Visu-Sewer, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.06%	11/8/2029	4,913	4,862	4,893	0.32%
W. A. Kendall And Company, LLC Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.18% / 1.00%	10.34%	4/22/2030	2,958	2,926	2,958	0.20%
W.A. Kendall and Company, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.30% / 1.00%	10.47%	4/22/2030	4,862	4,834	4,843	0.32%
W.A. Kendall and Company, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 7.25% / 1.00%	12.13%	4/22/2030	203	198	199	0.01%
W.A. Kendall and Company, LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.22%	4/22/2030	668	635	668	0.04%
W.A. Kendall and Company, LLC Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 6.18% / 1.00%	10.38%	4/22/2030	2,302	2,279	2,283	0.15%
W.A. Kendall and Company, LLC Specified Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.36%	4/22/2030	141	139	141	0.01%

						$93,040	$92,639	6.15%
Drug Retail
Puma Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.25% / 0.50%	8.25%	3/29/2032	$13,829	$13,728	$3,829	0.92%
Puma Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.50%	0.38%	3/29/2032	—	(16)	—	0.00%

						$13,712	$13,829	0.92%
Education Services
Cambium Learning Group, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 0.75%	9.93%	7/20/2028	$5,868	$5,828	$5,827	0.39%
Med Learning Group, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	2/5/2027	—	(11)	(9)	0.00%
Med Learning Group, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.75%	12/30/2027	5,402	5,351	5,348	0.35%
Med Learning Group, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.75%	12/30/2027	5,402	5,351	5,348	0.35%

						$16,519	$16,514	1.09%
Electrical Components & Equipment
C3 AcquisitionCo, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.50%	9.91%	11/26/2030	$1,364	$1,326	$1,364	0.09%
C3 AcquisitionCo, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.50%	9.91%	11/26/2030	3,783	3,742	3,735	0.25%
C3 AcquisitionCo, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.75% / 1.50%	9.91%	11/26/2030	4,025	3,975	3,974	0.26%
C3 AcquisitionCo, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.50%	10.06%	11/26/2030	545	535	545	0.04%
Inventus Power, Inc. Revolving Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 7.61% / 1.00%	11.87%	6/30/2026	83	68	82	0.01%
Inventus Power, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 7.61% / 1.00%	11.78%	6/30/2026	3,073	3,043	3,051	0.20%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.56%	11/4/2030	4,514	4,478	4,468	0.30%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	9.56%	11/4/2030	3,204	3,178	3,171	0.21%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 1.00%	9.56%	11/4/2030	4,279	4,236	4,235	0.28%
Principal Lighting Group, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/4/2030	—	(14)	—	0.00%
Spark Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/15/2031	—	(16)	—	0.00%
Spark Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.44%	10/15/2031	1,396	1,377	1,375	0.09%
Spark Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	9.44%	10/15/2031	1,532	1,508	1,510	0.10%
Spark Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 0.75%	9.44%	10/15/2031	3,275	3,231	3,227	0.21%
Spark Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.48%	10/15/2031	425	409	425	0.03%

						$31,076	$31,162	2.07%
Electronic Equipment & Instruments
Dwyer Instruments, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/20/2029	$—	$(6)	$—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Electronic Equipment & Instruments (continued)
Dwyer Instruments, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.75%	7/20/2029	7,481	7,414	7,420	0.49%
Dwyer Instruments, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.75%	7/20/2029	3,326	3,299	3,299	0.22%
Dwyer Instruments, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.75%	7/20/2029	137	123	137	0.01%
Payscape Buyer, Inc. (NXGEN) Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.91%	10/31/2027	3,604	3,574	3,571	0.24%
Payscape Buyer, Inc. Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.91%	11/1/2027	6,370	6,316	6,312	0.42%
REE Holdings III Corp. Term Loan (Rees Scientific Corporation)	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.41%	11/4/2028	4,671	4,628	4,671	0.31%

						$25,348	$25,410	1.69%
Electronic Manufacturing Services
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 6.65% / 1.00%	10.85%	10/5/2027	$157	$157	$146	0.01%
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.85% /1.90%	10/5/2027	2,633	2,616	2,449	0.16%

						$2,773	$2,595	0.17%
Environmental & Facilities Services
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	9.75%	3/17/2027	$396	$396	$393	0.03%
AVW WV Buyer, Inc. Term Loan	(3)(4)(5)(7)(8)(12)	3M SOFR + 5.75% / 1.00%	9.75%	3/17/2027	—	2	—	0.00%
AVW WV Buyer, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.75%	3/17/2027	3,374	3,347	3,374	0.22%
AVW WV Buyer, Inc. Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.75% / 1.00%	9.75%	3/17/2027	3,974	3,974	3,974	0.26%
CARDS Acquisition, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.31%	8/12/2029	1,086	1,044	1,086	0.07%
CARDS Acquisition, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	12.25%	8/12/2029	1,159	1,145	1,159	0.08%
CARDS Acquisition, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 1.00%	10.00%	8/12/2029	685	678	685	0.05%
CARDS Acquisition, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.00%	8/12/2029	2,936	2,891	2,936	0.19%
CARDS Acquisition, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	10.00%	8/12/2029	3,374	3,338	3,374	0.22%
Creative Multicare, LLC Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.81%	3/27/2030	4,925	4,868	4,870	0.32%
Duke’s Root Control, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.65% / 1.00%	9.85%	12/10/2029	2,210	2,205	2,194	0.15%
Duke’s Root Control, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.65% / 1.00%	9.85%	12/10/2029	2,210	2,199	2,194	0.15%
Duke’s Root Control, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.65% / 1.00%	9.82%	12/8/2028	45	41	42	0.00%
Duke’s Root Control, Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.65% / 1.00%	9.94%	12/10/2029	767	762	761	0.05%
Duke’s Root Control, Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.65% / 1.00%	9.94%	12/10/2029	767	762	761	0.05%
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.42%	11/19/2029	389	373	382	0.03%
HEF Safety Ultimate Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.42%	11/19/2029	2,560	2,522	2,482	0.16%
Rotolo Consultants, Inc. Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.05%	12/20/2026	3,121	3,083	3,112	0.21%
Rotolo Consultants, Inc. Delayed Draw Term Loan (2025)	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.05%	1/31/2031	491	489	491	0.03%
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.16%	9/4/2029	4,971	4,969	4,971	0.33%
Vortex Companies, LLC Amendment No. 4 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.16%	9/4/2029	2,233	2,220	2,233	0.15%
Vortex Companies, LLC Amendment No.2 Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.16%	9/4/2029	3,005	2,978	2,994	0.20%
Vortex Companies, LLC Delayed Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.00% / 1.00%	11.25%	5/7/2032	120	116	120	0.01%
Vortex Companies, LLC Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.16%	9/4/2029	2,910	2,884	2,910	0.19%
Vortex Companies, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.32%	9/4/2029	288	284	288	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Environmental & Facilities Services (continued)
Vortex Companies, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.16%	5/7/2032	1,306	1,297	1,306	0.09%
VTC Buyer Corp. Advance	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/15/2031	—	(14)	(14)	0.00%
VTC Buyer Corp. Designated Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/15/2031	—	(23)	(24)	0.00%
VTC Buyer Corp. Future Expansion Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/15/2031	—	(16)	(17)	0.00%
VTC Buyer Corp. Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.57%	7/15/2031	3,045	3,022	3,022	0.20%
VTC Buyer Corp. Term A Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.57%	7/15/2031	3,045	3,023	3,022	0.20%

						$54,859	$55,081	3.66%
Financial Exchanges & Data
Wharf Street Ratings Acquisition LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	9/16/2032	$—	$(8)	$(8)	0.00%
Wharf Street Ratings Acquisition LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.91%	9/16/2032	7,342	7,306	7,306	0.48%
Wharf Street Ratings Acquisition LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.91%	9/16/2032	7,342	7,306	7,306	0.48%
Wharf Street Ratings Acquisition LLC_Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/16/2032	—	(8)	(8)	0.00%

						$14,596	$14,596	0.96%
Food Distributors
Costanzo’s Bakery, LLC Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.50%	6/18/2027	$504	$501	$504	0.03%
Costanzo’s Bakery, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.50%	6/18/2027	2,939	2,920	2,922	0.19%
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.90%	8/1/2030	180	155	180	0.01%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(3)(4)(5)(7)	3M SOFR + 5.60% / 1.00%	9.92%	8/1/2030	673	666	669	0.05%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.92%	8/1/2030	594	586	590	0.04%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.60% / 1.00%	9.92%	8/1/2030	3,374	3,337	3,352	0.22%
Heritage Foodservice Investment, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.92%	8/1/2030	100	94	100	0.01%
Recipe Acquisition Corp. Delayed Draw Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.77%	7/31/2031	142	141	138	0.01%
Recipe Acquisition Corp. Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.75%	7/31/2031	380	377	373	0.03%
Recipe Acquisition Corp. Term Loan (First Lien)	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.75%	7/31/2031	322	320	319	0.02%
Recipe Acquisition Corp. Term Loan (First Lien)	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 1.00%	8.75%	7/31/2031	3,374	3,360	3,344	0.22%
Recipe Acquisition Corp. Term Loan (First Lien)	(3)(4)(5)(7)(15)	3M SOFR + 4.75% / 1.00%	8.75%	7/31/2031	3,983	3,947	3,947	0.26%
Rushmore Investment III LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.32%	10/18/2030	8,374	8,231	8,272	0.55%
Rushmore Investment III LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.32%	10/18/2030	3,960	3,921	3,911	0.26%
Sunset Distributing, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.75%	5/30/2030	1,427	1,386	1,427	0.10%
Sunset Distributing, LLC Term Loan A	(3)(4)(5)(7)(8)	3M SOFR + 5.75% / 1.00%	9.75%	5/30/2030	—	—	—	0.00%
Sunset Distributing, LLC Term Loan A	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.75%	5/30/2030	3,723	3,651	3,662	0.24%
Sunset Distributing, LLC Term Loan A	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.75%	5/30/2030	3,723	3,650	3,662	0.24%
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 1.00%	10.23%	2/9/2028	193	190	190	0.01%
ZB Holdco LLC 2023-1 Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 1.00%	9.90%	2/9/2028	153	151	152	0.01%

						$37,584	$37,714	2.50%
Health Care Distributors
ASP Global Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.56%	7/31/2029	$1,522	$1,506	$1,522	0.10%
ASP Global Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.56%	7/31/2029	1,873	1,859	1,856	0.12%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Distributors (continued)
ASP Global Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	9.56%	7/31/2029	3,275	3,249	3,245	0.22%
ASP Global Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.56%	7/31/2029	452	447	452	0.03%
HEC Purchaser Corp. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.16%	6/17/2029	109	99	109	0.01%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.25%	6/17/2029	970	968	969	0.06%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.25%	6/17/2029	8,698	8,633	8,687	0.58%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	9.25%	6/17/2029	3,249	3,244	3,245	0.22%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	9.25%	6/17/2029	4,035	4,030	4,030	0.27%
IDC Infusion Services, Inc. Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.30%	7/7/2028	5,955	5,904	5,901	0.39%

						$29,939	$30,016	2.00%
Health Care Equipment
ACP Oak Buyer, Inc. 2025 Refinancing Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/16/2031	$—	$(10)	$(10)	0.00%
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(3)(4)(5)(7)(8)	3M SOFR + 5.00% / 1.00%	9.17%	5/16/2031	—	—	—	0.00%
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.17%	5/16/2031	3,515	3,498	3,498	0.23%
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.17%	5/16/2031	1,995	1,985	1,985	0.13%
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	9.17%	5/16/2031	3,990	3,970	3,970	0.26%
ACP Oak Buyer, Inc. 2025-1 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/16/2031	—	(11)	(11)	0.00%
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/16/2031	—	(11)	(11)	0.00%
Artivion, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 2.00%	9.04%	1/20/2031	1,059	1,056	1,017	0.07%
Blades Buyer, Inc. Term A Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.38%	3/28/2028	4,886	4,877	4,886	0.32%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(3)(4)(5)(7)(10)	1M SOFR + 5.85% / 1.00%	10.01%	6/10/2027	1,624	1,624	1,624	0.11%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(3)(4)(5)(7)(14)	1M SOFR + 5.85% / 1.00%	10.01%	6/10/2027	3,275	3,275	3,275	0.22%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	(3)(4)(5)(6)(7)	3M SOFR + 5.85% / 1.00%	10.01%	6/10/2027	3,880	3,810	3,880	0.26%
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	(3)(4)(5)(6)(7)	3M SOFR + 5.85% / 1.00%	10.05%	6/10/2027	416	401	416	0.03%
Medical Device Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.10% / 1.00%	9.10%	7/11/2029	1,477	1,455	1,466	0.10%
Medical Device Inc. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.10% / 1.00%	9.10%	7/11/2029	3,275	3,212	3,251	0.22%
Medical Device Inc. Revolving Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 6.50% / 1.00%	6.50%	7/11/2029	607	607	592	0.04%
Medical Device Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.10% / 1.00%	9.10%	7/11/2029	1,459	1,443	1,451	0.10%
OSP WILDCAT MERGER SUB, INC_Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.32%	9/3/2030	1,646	1,627	1,622	0.11%
Par Excellence Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/31/2033	—	(1)	—	0.00%
Par Excellence Holdings, Inc. Term B-1 Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.12%	9/3/2030	7,450	7,348	7,342	0.49%
Par Excellence Holdings, Inc. Term B-1 Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	9.12%	9/3/2030	3,990	3,932	3,932	0.26%
Pediatric Home Respiratory Services, LLC Delayed Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/23/2030	—	(3)	—	0.00%
Pediatric Home Respiratory Services, LLC Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.25%	12/23/2030	483	480	483	0.03%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.25%	12/23/2030	2,151	2,145	2,119	0.14%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.25%	12/23/2030	2,758	2,751	2,717	0.18%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	9.25%	12/23/2030	3,383	3,337	3,333	0.22%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	9.25%	12/23/2030	3,990	3,931	3,931	0.26%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Distributors (continued)
Spruce Bidco II Inc. Initial U.S. Dollar Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.13%	2/2/2032	8,573	8,454	8,451	0.56%
Spruce Bidco II Inc. Initial U.S. Dollar Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	9.13%	2/2/2032	5,985	5,896	5,899	0.39%
SunMed Group Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 0.75%	9.91%	6/16/2028	1,611	1,588	1,575	0.10%
SunMed Group Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.60% / 0.75%	9.91%	6/16/2028	3,274	3,209	3,201	0.21%

						$75,875	$75,884	5.04%
Health Care Facilities
AAH Topco, LLC Class C Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.10% / 0.75%	9.26%	12/22/2027	$519	$492	$500	0.03%
American Family Care, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	9.05%	12/31/2049	4,826	4,802	4,826	0.32%
American Family Care, LLC_Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/10/2029	—	(18)	(18)	0.00%
American Family Care, LLC_Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/31/2032	—	(5)	(5)	0.00%
Beacon Oral Specialists Management LLC Eighth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/14/2026	—	(4)	(4)	0.00%
Bristol Hospice, L.L.C. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.16%	8/26/2032	7,303	7,231	7,230	0.48%
Bristol Hospice, L.L.C. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	9.16%	8/26/2032	7,303	7,231	7,230	0.48%
Bristol Hospice, L.L.C. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/26/2032	—	(14)	(14)	0.00%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.30%	1/3/2030	6,375	6,321	6,354	0.42%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.30%	1/3/2030	2,350	2,336	2,342	0.15%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	9.30%	1/3/2030	4,025	4,012	4,012	0.27%
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.32%	1/3/2030	1,815	1,797	1,815	0.12%
Capitol Imaging Acquisition Corp. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 9.32% / 1.00%	9.32%	1/3/2030	221	213	221	0.01%
Community Care Partners, LLC Closing Date Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.11% / 1.00%	10.28%	6/10/2026	1,957	1,952	1,942	0.13%
CRH Healthcare Purchaser, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/17/2031	—	(31)	(31)	0.00%
CRH Healthcare Purchaser, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/17/2031	—	(12)	(12)	0.00%
CRH Healthcare Purchaser, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.27%	9/17/2031	6,828	6,760	6,760	0.45%
CRH Healthcare Purchaser, Inc. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.27%	9/17/2031	6,828	6,760	6,760	0.45%
Discovery SL Management, LLC Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.66%	3/18/2030	1,724	1,713	1,706	0.11%
Discovery SL Management, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.66%	3/18/2030	289	288	289	0.02%
Discovery SL Management, LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.66%	3/18/2030	665	658	665	0.04%
Discovery SL Management, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/18/2030	—	(1)	—	0.00%
IPC Pain Acquisition, LLC Delayed Draw Tem Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.61% / 1.00%	9.78%	5/19/2027	2,654	2,635	2,654	0.18%
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	(3)(4)(5)(6)(7)(8)	3M SOFR + 4.63% / 1.00%	4.63%	11/22/2029	—	—	—	0.00%
SDG Mgmt Company, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 0.75%	10.17%	7/3/2028	786	787	786	0.05%
SDG Mgmt Company, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 0.75%	10.15%	7/3/2028	1,549	1,535	1,546	0.10%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	(3)(4)(5)(6)(7)(12)	3M SOFR + 5.85% / 0.75%	10.14%	7/3/2028	255	253	255	0.02%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan B	(3)(4)(5)(7)	3M SOFR + 5.85% / 0.75%	10.05%	7/3/2028	744	739	740	0.05%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan C	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/3/2028	—	—	—	0.00%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 1.00%	9.80%	3/27/2028	474	461	466	0.03%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.50%	3/27/2028	2,469	2,442	2,416	0.16%
TVG Shelby Buyer, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	3/27/2028	—	(2)	(1)	0.00%

						$61,331	$61,430	4.07%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services
Advanced Medical Management, LLC Amendment No. 8 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.47%	6/18/2028	$3,852	$3,804	$3,796	0.25%
Advanced Medical Management, LLC Amendment No. 8 Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.15% / 1.00%	10.47%	6/18/2028	4,067	4,009	4,008	0.27%
Advanced Medical Management, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.15%	12/18/2026	3,294	3,238	3,227	0.21%
Advanced Medical Management, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.15% / 1.00%	10.15%	12/18/2026	3,275	3,227	3,209	0.21%
Advanced Medical Management, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/18/2026	—	(21)	(25)	0.00%
Apex Dental Partners, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.33%	10/29/2030	2,018	2,008	1,999	0.13%
Apex Dental Partners, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/29/2030	—	(2)	—	0.00%
Apex Dental Partners, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.31%	10/29/2030	4,491	4,485	4,487	0.30%
Apex Dental Partners, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	9.31%	10/29/2030	4,025	4,022	4,022	0.27%
BCDI Rodeo Dental Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.60%	12/31/2026	1,247	1,241	1,245	0.08%
BCDI Rodeo Dental Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.60%	12/31/2026	1,650	1,643	1,643	0.11%
BCDI Rodeo Dental Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.40% / 1.00%	9.60%	12/31/2026	3,948	3,931	3,931	0.26%
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.40% / 1.00%	9.65%	12/31/2026	1,325	1,315	1,320	0.09%
BCDI Rodeo Dental Buyer, LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.60%	12/31/2025	121	121	121	0.01%
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.80%	12/14/2026	3,837	3,822	3,820	0.25%
CCHN Holdings, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.66%	4/1/2030	2,649	2,607	2,556	0.17%
CCHN Holdings, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 0.75%	9.66%	4/1/2030	3,275	3,275	3,161	0.21%
CVAUSA Management, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	2/1/2027	—	(113)	(63)	0.00%
CVAUSA Management, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 4.75% / 1.00%	4.75%	5/22/2028	—	(1)	—	0.00%
CVAUSA Management, LLC Term Loan	(3)(4)(5)(7)(8)	3M SOFR + 5.25% / 1.00%	9.57%	5/22/2029	—	3	—	0.00%
CVAUSA Management, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.57%	5/22/2029	2,948	2,905	2,921	0.19%
CVAUSA Management, LLC Term Loan	(3)(4)(5)(7)(8)(12)	3M SOFR + 5.25% / 1.00%	9.57%	5/22/2029	—	3	—	0.00%
CVAUSA Management, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 1.00%	9.57%	5/22/2029	4,475	4,433	4,433	0.29%
Dentive, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 8.75% / 0.75%	12.75%	12/22/2028	2,226	2,203	2,182	0.14%
Dentive, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 8.75% / 0.75%	12.75%	12/22/2028	1,222	1,214	1,196	0.08%
Dentive, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 8.75% / 0.75%	12.75%	12/22/2028	3,259	3,224	3,189	0.21%
Dentive, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 8.75% / 0.75%	12.75%	12/22/2028	622	615	617	0.04%
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.10% / 1.00%	10.26%	4/21/2028	7,923	7,869	7,868	0.52%
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.26%	4/21/2028	3,178	3,178	3,156	0.21%
DermCare Management, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.26%	4/21/2028	472	472	472	0.03%
DermCare Management, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.10% / 1.00%	10.26%	4/21/2028	3,990	3,990	3,990	0.26%
DermCare Management, LLC Revolving Loan	(3)(4)(5)(7)	3M SOFR + 6.10% / 1.00%	10.26%	4/21/2028	359	359	356	0.02%
Elder Care Opco LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.50%	0.75%	7/31/2030	—	(20)	(21)	0.00%
Elder Care Opco LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.50%	9.31%	7/31/2030	3,795	3,762	3,762	0.25%
Elder Care Opco LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	7/31/2030	—	(6)	(6)	0.00%
Elevate HD Parent, Inc. Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.10% / 1.00%	10.26%	8/20/2029	1,625	1,602	1,593	0.11%
Elevate HD Parent, Inc. Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 6.10% / 1.00%	10.26%	8/20/2029	3,275	3,219	3,211	0.21%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
Eval Home Health Solutions Intermediate, L.L.C. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.91%	5/10/2030	2,039	2,013	2,013	0.13%
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/10/2030	—	(1)	—	0.00%
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/13/2030	—	—	(2)	0.00%
Gen4 Dental Partners OPCO, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.89%	5/13/2030	2,368	2,349	2,346	0.16%
Gen4 Dental Partners OPCO, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.89%	5/13/2030	3,275	3,247	3,245	0.22%
Gen4 Dental Partners OPCO, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/13/2030	—	—	(3)	0.00%
Hardenbergh Group, Inc., The Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 2.00%	10.60%	8/7/2028	3,084	3,061	3,054	0.20%
Hardenbergh Group, Inc., The Second Amendment Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.60% / 2.00%	10.60%	8/7/2028	3,947	3,909	3,909	0.26%
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2028	—	(151)	(162)	-0.01%
HHS Buyer, Inc. First Incremental Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.76% / 1.00%	9.96%	8/31/2028	2,071	2,047	2,045	0.14%
HHS Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 5.00% / 1.00%	5.13%	8/31/2028	—	(31)	(4)	0.00%
Home Care Assistance, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.10% / 1.00%	10.41%	3/30/2027	3,047	3,037	3,017	0.20%
Houseworks Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.45%	12/15/2028	1,508	1,502	1,492	0.10%
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/15/2028	—	2	(12)	0.00%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.45%	12/15/2028	1,609	1,584	1,568	0.10%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	9.45%	12/15/2028	3,275	3,222	3,191	0.21%
Houseworks Holdings, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.45%	12/15/2028	2,450	2,366	2,368	0.16%
KabaFusion Parent LLC First Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	9.30%	11/24/2031	5,161	5,161	5,134	0.34%
KabaFusion Parent LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.00%	11/24/2031	5,672	5,647	5,672	0.38%
KabaFusion Parent LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.00%	11/24/2031	5,672	5,647	5,672	0.38%
KabaFusion Parent LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/24/2031	—	(6)	—	0.00%
MB2 Dental Solutions, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.66%	2/13/2031	4,248	4,216	4,226	0.28%
MB2 Dental Solutions, LLC Revolving Commitment	(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2031	—	(2)	(2)	0.00%
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.67%	2/13/2031	678	674	678	0.04%
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.66%	2/13/2031	615	611	610	0.04%
Medina Health, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2028	—	(5)	—	0.00%
Medina Health, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.31%	10/20/2028	3,017	2,975	2,969	0.20%
Medrina, LLC Initial Delayed Draw Term Loan Facility	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.22%	10/20/2029	614	602	614	0.04%
Medrina, LLC Initial Term Loan Facility	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.13%	10/20/2029	383	376	378	0.03%
Medrina, LLC Initial Term Loan Facility	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	10.13%	10/20/2029	3,275	3,202	3,231	0.21%
Medrina, LLC Revolving Facility	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2029	—	(9)	—	0.00%
NORA Acquisition, LLC Revolving Credit	(3)(4)(5)(6)(7)(10)	3M SOFR + 6.35% / 1.00%	10.35%	8/31/2029	58	51	43	0.00%
NORA Acquisition, LLC Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 6.35% / 1.00%	10.35%	8/31/2029	3,048	2,990	2,899	0.19%
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.68%	10/29/2027	334	318	334	0.02%
North Haven USHC Acquisition, Inc. Fourth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.41%	10/29/2027	2,666	2,651	2,664	0.18%
NS and Associates LLC New Term A Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.50%	8/6/2030	4,955	4,893	4,892	0.32%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
NS and Associates LLC New Term A Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.50%	8/6/2030	11,562	11,416	11,414	0.76%
NS and Associates LLC Revolving Loan (2025)	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/6/2030	—	(18)	(19)	0.00%
OIA Acquisition, LLC Effective Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.60% / 1.00%	9.47%	10/19/2027	4,641	4,620	4,599	0.30%
Point Quest Acquisition, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.57%	8/14/2028	614	607	606	0.04%
Point Quest Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.63%	8/14/2028	785	776	769	0.05%
Point Quest Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.63%	8/14/2028	3,990	3,911	3,911	0.26%
Point Quest Acquisition, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.40% / 1.00%	9.60%	8/14/2028	341	329	335	0.02%
Point Quest Acquisition, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.40% / 1.00%	9.72%	11/14/2031	6,831	6,751	6,804	0.45%
Premise Health Holding Corp. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.25%	3/3/2031	1,527	1,517	1,527	0.10%
PTSH Intermediate Holdings, LLC 2024 Second Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.65% / 0.75%	9.65%	12/17/2027	11,579	11,441	11,497	0.76%
RBFD Buyer, LLC Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.90%	10/31/2030	263	256	263	0.02%
RBFD Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.91%	10/31/2030	2,758	2,728	2,743	0.18%
RBFD Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/31/2030	—	(3)	(2)	0.00%
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	3/19/2032	—	(2)	—	0.00%
Rcp Nats Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.00%	3/19/2032	10,305	10,230	10,238	0.68%
Rcp Nats Purchaser, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	3/19/2032	—	(10)	—	0.00%
RCP TCT, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.01% / 1.00%	9.34%	12/31/2027	3,783	3,768	3,745	0.25%
Salt Dental Collective 11th Amendment Inc Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.17%	2/15/2028	434	434	434	0.03%
Salt Dental Collective 13th Amendment Inc Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.17%	2/15/2028	30	30	30	0.00%
Salt Dental Collective 15th Amendment Inc Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.17%	2/15/2028	21	21	21	0.00%
Salt Dental Collective District Acq. Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.17%	2/15/2028	103	103	103	0.01%
Salt Dental Collective Eighth Amendment Inc Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.17%	2/15/2028	866	866	866	0.06%
Salt Dental Collective First Amendment Inc Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.17%	2/15/2028	538	538	538	0.04%
Salt Dental Collective Ninth Amendment Inc Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.17%	2/15/2028	1,708	1,708	1,708	0.11%
Salt Dental Collective Scott Acq. Inc Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.17%	2/15/2028	158	158	158	0.01%
Salt Dental Collective Second Amendment Inc Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.17%	2/15/2028	1,184	1,184	1,184	0.08%
Salt Dental Collective Tenth Amendment Inc Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.17%	2/15/2028	101	101	101	0.01%
Salt Dental Collective Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.17%	2/15/2028	123	123	122	0.01%
Salt Dental Collective Third Amendment Inc Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.17%	2/15/2028	2,171	2,171	2,171	0.14%
Salt Dental Collective, LLC 2024 Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.85% / 1.00%	11.01%	2/15/2028	1,514	1,514	1,504	0.10%
Salt Dental Collective, LLC Columbia Acquisition Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 6.75% / 1.00%	11.17%	2/15/2028	359	359	356	0.02%
Salt Dental Collective, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.85% / 1.00%	11.01%	2/15/2028	1,631	1,622	1,621	0.11%
Salt Dental Collective, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.85% / 1.00%	11.01%	2/15/2028	3,275	3,224	3,254	0.22%
Surgical Center Solutions, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/25/2031	—	(20)	—	0.00%
Surgical Center Solutions, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.91%	3/25/2031	3,311	3,270	3,291	0.22%
Surgical Center Solutions, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.91%	3/25/2031	30	18	27	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.10% / 1.00%	10.41%	3/30/2027	1,872	1,866	1,854	0.12%
TheKey, LLC Tranche B-1 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.10% / 1.00%	10.41%	3/30/2027	92	92	91	0.01%
Vital Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.50%	8/7/2030	784	770	769	0.05%
Vital Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.50%	8/7/2030	1,394	1,382	1,367	0.09%
Vital Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.50%	8/7/2030	3,275	3,217	3,212	0.21%
Vital Purchaser, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/7/2030	—	20	—	0.00%

						$232,872	$232,667	15.42%
Health Care Supplies
Tender Products, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.55%	7/31/2030	$8,421	$8,296	$8,295	0.55%
Tender Products, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/31/2030	—	(23)	(24)	0.00%

						$8,273	$8,271	0.55%
Health Care Technology
Badge 21 Midco Holdings LLC Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/30/2032	$—	$(19)	$(19)	0.00%
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.00%	6/30/2032	4,965	4,915	4,915	0.33%
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	9.00%	6/30/2032	2,000	1,981	1,980	0.13%
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 0.75%	9.00%	6/30/2032	4,000	3,960	3,960	0.26%
Badge 21 Midco Holdings LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 4.50% / 0.75%	4.50%	6/30/2032	—	(12)	(12)	0.00%
Bobcat Purchaser, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.74%	6/14/2030	467	458	467	0.03%
Bobcat Purchaser, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.74%	6/14/2030	1,493	1,466	1,486	0.10%
CT Technologies Intermediate Holdings, Inc. 2025-B Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.91%	9/2/2031	5,487	5,474	5,473	0.36%
CT Technologies Intermediate Holdings, Inc. 2025-B Special Purpose Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 4.75% / 0.75%	4.75%	9/2/2031	—	—	—	0.00%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Five Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.50%	6/24/2026	164	163	164	0.01%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Four Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.50%	6/24/2026	2,001	1,994	1,999	0.13%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Six Term Loan	(3)(4)(5)(6)(7)(12)	3M SOFR + 5.50% / 1.00%	9.50%	6/24/2026	572	570	571	0.04%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Three Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.50%	6/24/2026	547	547	547	0.04%
GHA Buyer, Inc. (aka Cedar Gate) Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.50%	6/24/2026	155	154	155	0.01%
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/24/2026	—	(1)	—	0.00%
Iodine Software, LLC Closing Date Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.41%	5/19/2027	54	54	54	0.00%
Iodine Software, LLC Closing Date Delayed Draw Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	9.41%	5/19/2027	1,984	1,984	1,984	0.13%
Iodine Software, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/19/2027	—	—	—	0.00%
Iodine Software, LLC Term B Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	9.41%	5/19/2027	1,398	1,398	1,398	0.09%
mPulse Mobile, Inc. Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 4.75% / 0.75%	4.75%	8/26/2032	—	(10)	(10)	0.00%
mPulse Mobile, Inc. Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/26/2032	—	(15)	(16)	0.00%
mPulse Mobile, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.75%	8/26/2032	7,269	7,215	7,215	0.48%
mPulse Mobile, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.75%	8/26/2032	7,269	7,215	7,215	0.48%

						$39,491	$39,526	2.62%
Heavy Electrical Equipment
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/11/2028	$—	$(1)	$(1)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Heavy Electrical Equipment (continued)
Faraday Buyer, LLC First Amendment Term Loan (MacLean Power Systems)	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.00%	10/11/2028	576	570	575	0.04%

						$569	$574	0.04%
Highways & Railtracks
R1 Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	10.56%	12/29/2028	$4,887	$4,857	$4,850	0.32%
Home Improvement Retail
TMSC OpCo, LLC Revolving Loan	(3)(4)(5)(6)(7)(12)	3M SOFR + 6.25% / 1.00%	10.39%	4/30/2026	$263	$256	$263	0.02%
TMSC OpCo, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.38%	4/30/2026	1,790	1,773	1,790	0.12%
TMSC OpCo, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.25% / 1.00%	10.38%	4/30/2026	3,617	3,617	3,617	0.24%

						$5,646	$5,670	0.38%
Homebuilding
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.10% / 1.50%	11.26%	11/27/2028	$1,550	$1,531	$1,510	0.10%
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 7.10% / 1.50%	11.26%	11/27/2028	3,178	3,139	3,095	0.21%
Centex Acquisition, LLC (MDM Contracting, LLC) Second Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.48%	5/9/2029	9,128	8,992	8,992	0.60%
Centex Acquisition, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.35% / 1.00%	9.63%	5/9/2029	1,564	1,514	1,499	0.10%
Centex Acquisition, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.35% / 1.00%	9.63%	5/9/2029	212	209	207	0.01%
Centex Acquisition, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.35% / 1.00%	9.63%	5/9/2029	4,230	4,125	4,121	0.27%

						$19,510	$19,424	1.29%
Hotels, Resorts & Cruise Lines
Pyramid Management Advisors, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.25%	9.57%	1/19/2028	$1,612	$1,579	$1,612	0.11%
Pyramid Management Advisors, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.25%	9.57%	1/19/2028	3,275	3,248	3,275	0.22%
Stonebridge Companies, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/16/2031	—	(18)	—	0.00%
Stonebridge Companies, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/16/2030	—	(12)	—	0.00%
Stonebridge Companies, LLC Term B Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.16%	5/16/2031	3,292	3,276	3,248	0.21%
Stonebridge Companies, LLC Term B Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.16%	5/16/2031	3,292	3,260	3,248	0.21%

						$11,333	$11,383	0.75%
Household Appliances
Dusk Acquisition II Corporation First Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.00%	7/12/2029	$6,948	6,829	6,809	0.45%
Dusk Acquisition II Corporation First Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.00%	7/12/2029	2,958	2,907	2,898	0.19%
Dusk Acquisition II Corporation First Amendment Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.00% / 1.00%	10.00%	7/12/2029	3,990	3,911	3,910	0.26%
Evriholder Acquisition, Inc. Initial Term Loan	(3)(4)(5)(7)(8)(12)	3M SOFR + 6.85% / 1.50%	11.01%	1/24/2028	—	17	—	0.00%
Evriholder Acquisition, Inc. Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.85% / 1.50%	11.01%	1/24/2028	3,821	3,800	3,800	0.25%
WF Enterprises, Inc. Term Loan A	(3)(4)(5)(7)(11)	3M SOFR + 4.60% / 1.00%	8.60%	11/9/2027	4,268	4,251	4,268	0.29%

						$21,715	$21,685	1.44%
Household Products
Zep Holdco Inc. Initial Term Loan (aka TL Atlas Merger)	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.00%	6/30/2031	$7,987	$7,908	$7,907	0.52%
Zep Holdco Inc. Initial Term Loan (aka TL Atlas Merger)	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.00%	6/30/2031	5,985	5,928	5,925	0.39%
Zep Holdco Inc. Revolving Credit Loan (aka TL Atlas Merger)	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	5.00%	6/30/2031	258	247	240	0.02%

						$14,083	$14,072	0.93%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Housewares & Specialties
AmerCareRoyal, LLC Delayed Draw Term Loan A	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/10/2030	$—	$—	$—	0.00%
AmerCareRoyal, LLC Delayed Draw Term Loan B	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.16%	9/10/2030	1,285	1,285	1,285	0.09%
AmerCareRoyal, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.16%	9/6/2031	695	689	687	0.05%
AmerCareRoyal, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.16%	9/6/2031	302	299	298	0.02%
AmerCareRoyal, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	9.16%	9/6/2031	3,375	3,346	3,337	0.22%
AmerCareRoyal, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	9.16%	9/6/2031	3,701	3,660	3,660	0.24%
AmerCareRoyal, LLC U.S. Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.16%	9/6/2031	587	577	587	0.04%
Axis Portable Air LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.50%	3/22/2028	729	722	729	0.05%
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.50%	3/22/2028	308	306	302	0.02%
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.50%	3/22/2028	3,275	3,205	3,214	0.21%
Axis Portable Air, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.50%	3/22/2028	866	860	856	0.06%
Axis Portable Air, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.50%	3/22/2028	175	168	175	0.01%
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.50%	3/22/2028	3,852	3,815	3,852	0.25%
TPC US Parent, LLC Fourth Amendment Incremental Term Loan A	(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	10.19%	11/22/2025	739	737	738	0.05%

						$19,669	$19,720	1.31%
Human Resource & Employment Services
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.26% / 1.00%	10.26%	3/26/2029	$332	$345	$327	0.02%
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.26% / 1.00%	10.26%	3/26/2029	3,374	3,316	3,324	0.22%
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.26% / 1.00%	10.26%	3/26/2029	4,193	4,130	4,131	0.27%
IG Investments Holdings, LLC 2024 Refinancing Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.31%	9/22/2028	5,909	5,909	5,909	0.39%
PCS Midco, Inc. Closing Date Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.75%	3/1/2030	1,810	1,784	1,795	0.12%
PCS Midco, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	9.81%	3/1/2030	10	10	9	0.00%
PCS Midco, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/1/2030	—	—	—	0.00%
Prestige Employee Administrators, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.25%	9.82%	1/14/2030	319	310	311	0.02%
Prestige Employee Administrators, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.25%	9.82%	1/14/2030	6,667	6,577	6,581	0.44%

						$22,381	$22,387	1.48%
Industrial Machinery
Helios Service Partners, LLC Delayed Draw Term Loan 2022	(3)(4)(5)(6)(7)(8)	3M SOFR + 5.00% / 1.00%	5.00%	3/19/2027	$—	$(9)	$(8)	0.00%
Helios Service Partners, LLC Third Amendement Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.26% / 1.00%	9.43%	3/19/2027	7,888	7,777	7,888	0.52%
ICM Holdco III Corp. Closing Date Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.65% / 1.00%	9.85%	12/17/2026	5,369	5,359	5,356	0.35%
ICM Holdco III Corp. Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.65% / 1.00%	9.85%	12/17/2026	5,177	5,167	5,165	0.34%
Ideal Components Acquisition, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	6/30/2032	—	(17)	(16)	0.00%
Ideal Components Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.00%	6/30/2032	3,670	3,633	3,637	0.24%
Ideal Components Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	9.00%	6/30/2032	6,000	5,943	5,947	0.39%
Ideal Components Acquisition, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/30/2032	—	(14)	(13)	0.00%
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.07%	12/7/2028	5,625	5,569	5,540	0.37%
Orion Group HoldCo, LLC Term Loan (Astra Services Partners)	(3)(4)(5)(7)(11)	3M SOFR + 5.26% / 1.00%	9.26%	3/19/2027	4,371	4,352	4,314	0.29%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread / Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Industrial Machinery (continued)
RPMS LLC_Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	9.98%	12/31/2032	1,176	1,150	1,150	0.08%
Sonny’s Enterprises, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	9.96%	8/5/2028	887	879	844	0.06%
Sonny’s Enterprises, LLC Restatement Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	9.89%	8/5/2028	4,006	3,968	3,810	0.25%
Sonny’s Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.65% / 1.00%	9.96%	8/5/2028	36	33	32	0.00%
Tank Holding Corp. Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 6.10% / 0.75%	10.24%	3/31/2028	4,952	4,901	4,976	0.33%
Tank Holding Corp. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.85% / 0.75%	10.01%	3/31/2028	4,886	4,840	4,846	0.32%

						$53,531	$53,468	3.54%
Insurance Brokers
Alkeme Intermediary Holdings, LLC Eleventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.00%	5/28/2027	$706	$686	$684	0.05%
Alkeme Intermediary Holdings, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/28/2026	—	(1)	—	0.00%
Alkeme Intermediary Holdings, LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.00%	10/28/2026	4,952	4,904	4,919	0.33%
Alkeme Intermediary Holdings, LLC Tenth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.00%	10/28/2026	2,688	2,665	2,688	0.18%
Arden Insurance Services LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.35% / 1.00%	0.35%	11/26/2030	—	(14)	(22)	0.00%
Arden Insurance Services LLC Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.00%	11/26/2030	4,376	4,338	4,333	0.29%
Arden Insurance Services LLC Term A Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	9.00%	11/26/2030	3,275	3,247	3,243	0.21%
Arden Insurance Services LLC Term A Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	9.00%	11/26/2030	4,025	3,986	3,986	0.26%
High Street Buyer, Inc. 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.75%	4/14/2028	513	477	475	0.03%
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 1.00%	8.50%	4/14/2028	5,988	5,936	5,988	0.40%
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.25%	11/30/2029	743	736	743	0.05%
Inszone Mid, LLC A&R Term Loan Facility	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.25%	11/30/2029	738	736	738	0.05%
Integrity Marketing Acquisition, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.20%	8/25/2028	6,390	6,383	6,389	0.42%
Integrity Marketing Acquisition, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	9.20%	8/25/2028	5,985	5,985	5,984	0.40%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 0.75%	9.97%	11/1/2029	216	214	216	0.01%
Oakbridge Insurance Agency LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	9.97%	11/1/2029	447	445	447	0.03%
SageSure Holdings, LLC Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.11% / 0.50%	9.27%	1/28/2030	3,459	3,420	3,399	0.22%
SageSure Holdings, LLC Amendment No. 1 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.86% / 0.50%	9.03%	1/28/2030	1,388	1,379	1,364	0.09%
SageSure Holdings, LLC Amendment No. 1 Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 4.86% / 0.50%	9.03%	1/28/2030	3,947	3,879	3,878	0.26%
Tricor, LLC Amendment No. 6 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/8/2031	—	(51)	(28)	0.00%
Tricor, LLC Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.35% / 1.00%	9.51%	8/8/2031	4,437	4,396	4,395	0.29%
Tricor, LLC Amendment No.5 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.35% / 1.00%	9.51%	10/22/2026	291	284	291	0.02%
Tricor, LLC Amendment No.5 Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.35% / 1.00%	9.51%	10/22/2026	291	284	291	0.02%
Tricor, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.46%	10/22/2026	1,182	1,169	1,182	0.08%
Tricor, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/22/2026	—	(9)	—	0.00%
Tricor, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.35% / 1.00%	9.51%	10/22/2026	3,146	3,111	3,146	0.21%
World Insurance Associates A&R Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.00%	4/3/2030	16,020	16,020	16,020	1.06%
Worldwide Insurance Network, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	5/28/2030	—	(21)	—	0.00%
Worldwide Insurance Network, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.81% / 0.75%	9.81%	5/28/2030	1,801	1,793	1,801	0.12%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Insurance Brokers (continued)
Worldwide Insurance Network, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.70% / 0.75%	9.71%	5/28/2030	2,474	2,455	2,462	0.16%

						$78,832	$79,012	5.24%
Integrated Telecommunication Services
Socket Holdings Corporation Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.16%	3/31/2031	$177	$159	$177	0.01%
Socket Holdings Corporation IdeaTek Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	9.16%	3/31/2031	1,793	1,767	1,783	0.12%
Socket Holdings Corporation Initial Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.16%	3/31/2031	186	182	186	0.01%
Socket Holdings Corporation Term Loan	(3)(4)(5)(7)(8)	3M SOFR + 5.00% / 0.75%	9.16%	3/31/2031	—	—	—	0.00%
Socket Holdings Corporation Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	9.16%	3/31/2031	1,817	1,791	1,798	0.12%

						$3,899	$3,944	0.26%
Interactive Home Entertainment
Five Star Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 9.15% / 1.50%	13.35%	2/23/2028	$56	$55	$54	0.00%
Track Branson Opco, LLC, The Revolving Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.50%	0.50%	2/23/2028	—	(2)	(4)	0.00%
Track Branson OpCo, LLC, The Term Loan A	(3)(4)(5)(7)(10)	1M SOFR + 9.15% / 1.50%	13.46% /1.00%	2/23/2028	1,564	1,539	1,514	0.10%

						$1,592	$1,564	0.10%
Interactive Media & Services
Channel Factory, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.56%	4/1/2030	$9,975	9,884	9,882	0.65%
Syndigo LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.17%	9/2/2032	7,934	7,855	7,855	0.52%
Syndigo LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	9.17%	9/2/2032	7,934	7,855	7,855	0.52%
Syndigo LLC_Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/31/2032	—	(21)	(21)	0.00%

						$25,573	$25,571	1.69%
Internet & Direct Marketing Retail
Berlin Rosen Acquisition, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.88%	1/14/2027	$1,334	$1,285	$1,318	0.09%
Berlin Rosen Acquisition, LLC Revolving Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.60% / 1.00%	9.88%	1/14/2027	766	759	757	0.05%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.88%	1/14/2027	1,809	1,796	1,796	0.12%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.88%	1/14/2027	1,809	1,796	1,796	0.12%
Berlin Rosen Acquisition, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.88%	1/14/2027	1,740	1,728	1,723	0.11%
Berlin Rosen Acquisition, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.88%	1/14/2027	3,378	3,352	3,345	0.22%
Berlin Rosen Acquisition, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.88%	1/14/2027	1,865	1,848	1,847	0.12%

						$12,564	$12,582	0.83%
Internet Services & Infrastructure
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.00%	12/31/2027	$10,000	$9,896	$10,000	0.66%
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-A	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.04%	12/31/2027	1,432	1,396	1,413	0.09%
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-B	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/31/2027	—	(36)	(19)	0.00%
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.91%	11/30/2029	3,488	3,457	3,488	0.23%
Salute Mission Critical, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.91%	11/30/2029	684	678	677	0.05%
Salute Mission Critical, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 1.00%	8.91%	11/30/2029	3,275	3,248	3,241	0.22%
Salute Mission Critical, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 4.75% / 1.00%	8.91%	11/30/2029	4,268	4,225	4,224	0.28%

						$22,864	$23,024	1.53%
Investment Banking & Brokerage
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.41%	6/30/2028	$2,794	$2,792	$2,794	0.19%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Investment Banking & Brokerage (continued)
Cherry Bekaert Advisory LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.41%	6/30/2028	2,146	2,128	2,138	0.14%
DOXA Insurance Holdings LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.75%	9.25%	12/20/2030	464	462	464	0.03%
DOXA Insurance Holdings LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.25%	12/20/2030	493	493	493	0.03%

						$5,875	$5,889	0.39%
IT Consulting & Other Services
ACP Avenu Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.29%	10/2/2029	$666	$661	$666	0.04%
ACP Avenu Buyer, LLC Delayed Term Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 1.00% / 1.00%	1.00%	10/2/2029	—	(2)	—	0.00%
ACP Avenu Buyer, LLC Fourth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.32%	10/2/2029	895	886	886	0.06%
ACP Avenu Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.29%	10/2/2029	1,534	1,505	1,471	0.10%
ACP Avenu Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2029	—	(6)	(7)	0.00%
ACP Avenu Buyer, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.29%	10/2/2029	539	536	538	0.04%
Alta Buyer, LLC 2025 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.00%	12/21/2027	208	208	208	0.01%
Alta Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.00%	12/21/2027	1,100	1,089	1,093	0.07%
Alta Buyer, LLC Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.00%	12/21/2027	91	91	90	0.01%
Alta Buyer, LLC Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	9.00%	12/21/2027	477	471	471	0.03%
Alta Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	9.00%	12/21/2027	3,733	3,667	3,698	0.25%
Argano, LLC 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	9.91%	9/13/2029	2,479	2,440	2,479	0.16%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.89%	9/13/2029	3,634	3,593	3,578	0.24%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.89%	9/13/2029	2,848	2,804	2,804	0.19%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.89%	9/13/2029	3,375	3,332	3,323	0.22%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.75% / 1.00%	9.89%	9/13/2029	4,067	4,005	4,005	0.27%
Argano, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/13/2029	—	(5)	—	0.00%
BCM One, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.60% / 1.00%	8.77%	11/17/2027	4,626	4,612	4,626	0.31%
Cyber Advisors, LLC Amendment No. 6 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.40% / 1.00%	9.70%	7/18/2028	7,373	7,308	7,370	0.49%
Cyber Advisors, LLC Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.59%	7/18/2028	665	665	657	0.04%
Cyber Advisors, LLC Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.40% / 1.00%	9.59%	7/18/2028	3,990	3,947	3,947	0.26%
Denali Topco LLC Effective Date Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 4.75% / 0.75%	4.75%	8/26/2032	—	—	—	0.00%
Denali Topco LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.97%	8/26/2032	12,541	12,541	12,541	0.83%
Denali Topco LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/26/2032	—	—	—	0.00%
Eliassen Group, LLC Initial Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 0.75%	9.91%	4/14/2028	161	156	156	0.01%
Eliassen Group, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 0.75%	10.05%	12/31/2032	2,232	2,166	2,165	0.14%
Enverus Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.64%	12/24/2029	17	16	17	0.00%
Enverus Holdings, Inc.Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	12/24/2029	—	(9)	—	0.00%
Enverus Holdings, Inc.Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.66%	12/24/2029	194	186	194	0.01%
Enverus Holdings, Inc.Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.66%	12/24/2029	5,249	5,191	5,248	0.35%
Guava Buyer LLC Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.67%	8/12/2032	755	721	731	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
IT Consulting & Other Services (continued)
Guava Buyer LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.73%	8/12/2032	7,280	7,136	7,135	0.47%
Guava Buyer LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.73%	8/12/2032	7,280	7,136	7,135	0.47%
Guava Buyer LLC RC Facility Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.73%	8/12/2030	734	700	699	0.05%
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2029	—	—	—	0.00%
Guidepoint Security Holdings, LLC First Amendment Term A Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.41%	10/2/2029	140	138	136	0.01%
Guidepoint Security Holdings, LLC Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	9.57%	10/2/2029	297	297	297	0.02%
Improving Holdco, Inc. Revolving Loan (Improving Enterprises)	(3)(4)(5)(6)(7)	3M SOFR + 6.65% / 1.00%	10.94%	7/26/2027	37	32	37	0.00%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(8)	3M SOFR + 6.65% / 1.00%	10.95%	7/26/2027	—	9	—	0.00%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(10)	3M SOFR + 6.65% / 1.00%	10.95%	7/26/2027	3,413	3,361	3,367	0.22%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.95%	7/26/2027	3,572	3,525	3,523	0.23%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(13)	3M SOFR + 6.65% / 1.00%	10.95%	7/26/2027	1,003	991	990	0.07%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(14)	3M SOFR + 6.65% / 1.00%	10.95%	7/26/2027	3,275	3,227	3,231	0.21%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(15)	3M SOFR + 6.65% / 1.00%	10.95%	7/26/2027	4,268	4,210	4,210	0.28%
Lighthouse Technologies Holding Corp. First Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.26%	4/30/2027	153	153	153	0.01%
Lighthouse Technologies Holding Corp. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.26%	4/30/2027	3,919	3,913	3,919	0.26%
Lighthouse Technologies Holding Corp. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.10% / 1.00%	9.26%	4/30/2027	3,373	3,373	3,372	0.22%
Lighthouse Technologies Holding Corp. Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.10% / 1.00%	9.26%	4/30/2027	4,025	4,024	4,024	0.27%
Lighthouse Technologies Holding Corp. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/30/2027	—	—	—	0.00%
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.26%	6/15/2029	3,051	2,999	3,048	0.20%
Redwood Services Group, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.26%	6/15/2029	7,034	6,972	6,960	0.46%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	9.75%	6/15/2029	348	340	331	0.02%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	6/15/2029	—	(1)	(4)	0.00%
Rural Sourcing Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 4.75% / 1.00%	12.00%	6/15/2029	150	145	136	0.01%
Rural Sourcing Holdings, Inc. Term Loan Amendment No. 1	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.05%	12/31/2032	261	259	259	0.02%
Rural Sourcing Holdings, Inc. Tranche B Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	9.92%	6/15/2029	1,552	1,519	1,476	0.10%
Upstack Holdco Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.20%	8/23/2031	959	941	937	0.06%
Upstack Holdco Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.32%	8/25/2031	313	302	303	0.02%
Upstack Holdco Inc. Term B Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.04%	8/25/2031	825	818	817	0.05%
Upstack Holdco Inc. Term B Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 0.75%	9.04%	8/25/2031	3,300	3,271	3,267	0.22%
Upstack Holdco Inc. Term B Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 0.75%	9.04%	8/25/2031	4,000	3,960	3,959	0.26%
VRC Companies, LLC Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.56%	6/29/2027	5,867	5,847	5,860	0.39%
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.57%	6/29/2027	2,911	2,895	2,898	0.19%
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.70%	6/29/2027	1,979	1,975	1,977	0.13%

						$137,242	$137,407	9.10%
Leisure Facilities
Concert Golf Partners Holdco LLC Initial Term Loan (2022)	(3)(4)(5)(7)(10)	6M SOFR + 4.50% / 0.75%	8.66%	4/1/2030	$897	$896	$877	0.06%
Concert Golf Partners Holdco LLC Initial Term Loan (2022)	(3)(4)(5)(7)(15)	6M SOFR + 4.50% / 0.75%	8.66%	4/1/2030	3,990	3,901	3,901	0.26%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Leisure Facilities (continued)
Concert Golf Partners Holdco LLC.Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 4.50% / 0.75%	8.66%	3/31/2031	448	445	448	0.03%
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.50%	4/27/2029	1,654	1,611	1,654	0.11%
Excel Fitness Holdings, Inc. Delayed Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.50%	4/27/2029	468	466	468	0.03%
Excel Fitness Holdings, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.50%	4/27/2029	3,292	3,222	3,292	0.22%
Health Buyer LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.55%	12/31/2049	3,019	3,007	3,007	0.20%
Health Buyer LLC_Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/31/2032	—	—	—	0.00%
North Haven Spartan US Holdco LLC_Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.82%	12/31/2032	1,559	1,559	1,559	0.10%
One World Fitness PFF, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.75%	5/2/2030	9,975	9,882	9,880	0.65%
Rocket Youth Brands HoldCo LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/20/2031	—	(10)	(11)	0.00%
Rocket Youth Brands HoldCo LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.00%	6/20/2031	45	45	45	0.00%
Rocket Youth Brands HoldCo LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.00%	6/20/2031	1,073	1,067	1,067	0.07%
Rocket Youth Brands HoldCo LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.00%	6/20/2031	1,028	1,023	1,023	0.07%
Rocket Youth Brands HoldCo LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/20/2031	—	(2)	—	0.00%

						$27,112	$27,210	1.80%
Leisure Products
BCI Burke Holding Corp. Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.00%	12/14/2027	$1,114	$1,108	$1,114	0.07%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/14/2027	—	(7)	(2)	0.00%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	12/14/2027	—	(9)	(3)	0.00%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 1.00%	10.00%	12/14/2027	349	346	346	0.02%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.00%	12/14/2027	398	407	395	0.03%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	10.00%	12/14/2027	3,206	3,181	3,177	0.21%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.00% / 1.00%	10.00%	12/14/2027	3,955	3,918	3,918	0.26%
KSKI Holdings 2, Inc. Term Loan	(3)(4)(5)(7)(10)	6M SOFR + 7.50% / 1.25%	11.50%	6/30/2028	1,554	1,526	1,446	0.10%
KSKI Holdings 2, Inc. Term Loan	(3)(4)(5)(7)(14)	6M SOFR + 7.50% / 1.25%	11.50%	6/30/2028	3,437	3,359	3,197	0.21%
Painful Pleasures, LLC Term Loan fka Artifex	(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.93%	8/31/2026	1,199	1,199	1,199	0.08%
Painful Pleasures, LLC Third Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.61% / 1.00%	9.78%	8/31/2026	3,714	3,706	3,707	0.25%

						$18,734	$18,494	1.23%
Life & Health Insurance
AmeriLife Holdings LLC 2024 Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.92%	8/31/2028	$272	$265	$272	0.02%
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	8/31/2029	—	(7)	—	0.00%
AmeriLife Holdings LLC Amendment No. 5 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.17%	8/31/2029	9,794	9,746	9,794	0.65%
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.75%	6/1/2030	7,481	7,410	7,414	0.49%
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.75%	6/1/2030	4,675	4,634	4,633	0.31%
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/1/2030	—	(14)	—	0.00%

						$22,034	$22,113	1.47%
Life Sciences Tools & Services
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.56% /3.75%	9/30/2030	$107	$106	$107	0.01%
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	9/30/2030	77	77	76	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Life Sciences Tools & Services (continued)
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	9/30/2030	—	—	(2)	0.00%
Bamboo US BidCo LLC (aka Baxter) USD Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.56% /3.75%	9/30/2030	701	696	686	0.05%
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.26%	12/30/2026	543	541	535	0.03%
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.10% / 1.00%	9.26%	12/30/2026	2,039	2,009	2,008	0.13%
KL Charlie Acquisition Company Fourth Amendment Term Loan	(3)(4)(5)(7)(8)(12)	3M SOFR + 5.10% / 1.00%	9.26%	12/30/2026	—	—	—	0.00%
KL Charlie Acquisition Company Fourth Amendment Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.10% / 1.00%	9.26%	12/30/2026	1,956	1,911	1,911	0.13%
KL Charlie Acquisition Company Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/30/2026	—	1	—	0.00%
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.10% / 1.00%	9.26%	12/30/2026	215	218	212	0.01%
KL Moon Acquisition, LLC 2024 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	11.30%	2/1/2029	663	650	626	0.04%
KL Moon Acquisition, LLC Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	11.28%	2/1/2029	1,662	1,647	1,570	0.10%
KL Moon Acquisition, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.75% / 1.00%	12.05%	2/1/2029	356	356	339	0.02%

						$8,212	$8,068	0.53%
Metal & Glass Containers
Keg Logistics LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.90% / 1.00%	11.11% /0.50%	11/23/2027	$424	$420	$419	0.03%
Keg Logistics LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.90% / 1.00%	11.11% /0.50%	11/23/2027	3,990	3,974	3,950	0.26%

						$4,394	$4,369	0.29%
Office Services & Supplies
Advanced Web Technologies Holding Company Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.09% /2.25%	12/17/2026	$787	$780	$781	0.05%
Advanced Web Technologies Holding Company Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	9.75%	12/17/2026	20	20	17	0.00%
Advanced Web Technologies Holding Company Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.09% /2.25%	12/17/2026	2,001	1,982	1,984	0.13%
Ergotron Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 0.75%	9.42%	7/6/2028	495	495	495	0.03%
Ergotron Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.25% / 0.75%	9.42%	7/6/2028	3,989	3,989	3,989	0.27%
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 6.15% / 1.00%	10.15%	12/15/2026	548	526	519	0.04%
Forward Solutions, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	10.15%	12/15/2026	652	645	644	0.04%

						$8,437	$8,429	0.56%
Other Diversified Financial Services
Archer Lewis, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.75%	8/28/2029	$32	$32	$32	0.00%
Archer Lewis, LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.05%	8/28/2029	12	12	12	0.00%
Archer Lewis, LLC Initial Revolving Facility	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/28/2029	—	(1)	—	0.00%
Archer Lewis, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.75%	8/28/2029	2,277	2,249	2,236	0.15%
Convera International Financial S.a r.l. Incremental Term Loan	(3)(5)(7)(9)(10)(25)	3M SOFR + 6.15% / 0.75%	10.15%	3/1/2028	2,933	2,895	2,893	0.19%
Convera International Financial S.a r.l. Incremental Term Loan 2024	(3)(5)(7)(9)(10)(25)	3M SOFR + 6.15% / 0.75%	10.15%	3/1/2028	401	396	397	0.03%
Harris & Co. LLC Delayed Draw Term A Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.16%	8/9/2030	32	32	32	0.00%
Harris & Co. LLC Delayed Draw Term B Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.15%	8/9/2030	21	21	21	0.00%
Harris & Co. LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.16%	8/9/2030	3,046	3,017	3,046	0.20%
Harris & Co. LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.16%	8/9/2030	203	195	203	0.01%
Harris & Co. LLC_Delayed Draw Term C Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/25/2031	—	(102)	—	0.00%
Lido Advisors, LLC Eight Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.81%	5/10/2032	173	171	171	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Other Diversified Financial Services (continued)
Lido Advisors, LLC Eighth Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	9.07%	5/10/2032	411	403	411	0.03%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.99%	5/10/2032	1,707	1,670	1,691	0.11%
Lido Advisors, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	9.00%	5/10/2032	118	116	118	0.01%
Lido Advisors, LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	9.07%	5/10/2032	2,004	1,977	1,994	0.13%

						$13,083	$13,257	0.87%
Packaged Foods & Meats
Chef Merito, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)(14)	3M SOFR + 6.15% / 1.00%	10.15%	7/15/2028	$421	$421	$419	0.03%
Chef Merito, LLC Delayed Draw Term Loan B	(3)(4)(5)(7)(14)	3M SOFR + 6.15% / 1.00%	10.15%	7/15/2028	421	421	419	0.03%
Chef Merito, LLC Delayed Draw Term Loan C	(3)(4)(5)(7)	3M SOFR + 6.15% / 1.00%	10.15%	7/15/2028	339	342	334	0.02%
Chef Merito, LLC First Amendment Term Loan A	(3)(4)(5)(7)(14)	3M SOFR + 6.15% / 1.00%	10.38%	7/15/2028	2,539	2,488	2,515	0.17%
Chef Merito, LLC Second Amendment Term Loan A	(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.15%	7/15/2028	1,127	1,111	1,105	0.07%
Demakes Borrower, LLC Term B Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.00%	12/12/2029	342	342	342	0.02%
Gastronome Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.15% / 1.00%	9.15%	11/18/2027	4,730	4,711	4,730	0.31%
KNPC Holdco, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	10.05%	10/22/2029	905	902	892	0.06%
KNPC Holdco, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.85% / 1.00%	10.05%	10/22/2029	3,946	3,889	3,889	0.26%
KNPC Holdco, LLC Tranche B-1 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.10% / 1.00%	11.30%	10/22/2029	731	723	731	0.05%
KNPC Holdco, LLC Tranche D-1 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	10.05%	10/22/2029	4,975	4,975	4,975	0.33%
Patriot Foods Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.25%	12/24/2029	4,913	4,856	4,832	0.32%
Signature Brands, LLC Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 6.76% / 1.75%	10.96%	5/4/2028	281	279	270	0.02%
Signature Brands, LLC Term Loan B	(4)(5)(6)(7)(10)(29)	3M SOFR + 6.50% / 1.75%	0.00% /6.50%	5/4/2028	4,906	4,841	3,567	0.24%
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.03%	3/31/2029	6,725	6,577	6,725	0.44%
Western Smokehouse Partners, LLC Closing Date Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.75% / 1.00%	10.03%	3/31/2029	2,964	2,964	2,964	0.20%
Western Smokehouse Partners, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.03%	3/31/2029	3,250	3,199	3,250	0.21%
Western Smokehouse Partners, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/31/2029	—	(2)	—	0.00%

						$43,039	$41,959	2.78%
Paper Packaging
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.56%	1/31/2032	$229	$226	$227	0.02%
Arctic Holdco, LLC Initial Refinancing Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.56%	1/31/2032	20	18	17	0.00%
Arctic Holdco, LLC Tranche B Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.25%	1/31/2032	3,244	3,215	3,207	0.21%
WCHG Buyer, Inc. First Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.17%	4/10/2031	12,893	12,838	12,809	0.85%

						$16,297	$16,260	1.08%
Personal Products
Curio Brands, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.25%	4/2/2031	$5,936	$5,880	$5,887	0.39%
Curio Brands, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 0.75%	9.25%	4/2/2031	2,985	2,960	2,960	0.20%
Curio Brands, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 0.75%	9.25%	4/2/2031	3,990	3,957	3,957	0.26%
Curio Brands, LLC Multi Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/2/2031	—	(10)	(1)	0.00%
Curio Brands, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/2/2031	—	(10)	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Personal Products (continued)
Kinetic Purchaser, LLC - Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	10.15%	11/10/2027	2,019	1,975	1,941	0.13%
Loving Tan Intermediate II Inc. Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.00%	5/31/2028	2,699	2,650	2,669	0.18%
Loving Tan Intermediate II Inc. Revolving Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 1.00%	10.00%	5/31/2028	207	202	198	0.01%
Phoenix YW Buyer, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/31/2030	—	(3)	—	0.00%
Phoenix YW Buyer, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.91%	5/31/2030	323	329	317	0.02%
Phoenix YW Buyer, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 1.00%	8.91%	5/31/2030	3,115	3,074	3,067	0.20%
Phoenix YW Buyer, Inc. Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 4.75% / 1.00%	8.91%	5/31/2030	4,018	3,956	3,955	0.26%
RoC Holdco LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	9.96%	2/21/2031	830	822	820	0.06%
RoC Holdco LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 0.75%	9.96%	2/21/2031	3,374	3,339	3,334	0.22%
RoC Holdco LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/21/2030	—	(6)	(3)	0.00%

						$29,115	$29,101	1.93%
Pharmaceuticals
Creek Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.14%	12/18/2031	$7,481	$7,404	$7,409	0.49%
Creek Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.14%	12/18/2031	6,524	6,466	6,461	0.43%
Creek Parent, Inc. Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 4.50% / 0.75%	4.50%	12/18/2031	—	(18)	(20)	0.00%
Packaging Coordinators Midco, Inc. Initial Dollar Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 4.75% / 0.75%	4.75%	7/12/2032	—	—	—	0.00%
Packaging Coordinators Midco, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	9.06%	1/22/2032	10,430	10,408	10,412	0.69%
Packaging Coordinators Midco, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 4.25% / 0.75%	4.25%	7/12/2032	—	(2)	—	0.00%
PAI Middle Tier, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.50%	2/13/2032	4,008	3,951	3,946	0.26%
PAI Middle Tier, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 4.50% / 0.75%	8.50%	2/13/2032	3,990	3,929	3,929	0.26%
PAI Middle Tier, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2032	—	(23)	—	0.00%
Pet FLavor, LLC Term A Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.30%	12/15/2026	4,993	4,979	4,963	0.33%
PharmaLogic Holdings Corp. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/21/2030	—	(16)	(16)	0.00%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	9.16%	6/21/2030	3,374	3,328	3,322	0.22%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	9.16%	6/21/2030	3,942	3,882	3,882	0.25%
Sequon, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.51% / 1.00%	9.51%	12/29/2026	4,875	4,848	4,826	0.32%

						$49,136	$49,114	3.25%
Real Estate Operating Companies
Associations, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	7/2/2028	$—	$—	$(2)	0.00%
Associations, Inc. Special Purpose Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 6.76% / 1.00%	11.08%	7/3/2028	204	204	202	0.01%
Associations, Inc. Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 6.76% / 0.00%	11.08% /2.50%	7/2/2028	6,919	6,891	6,821	0.45%

						$7,095	$7,021	0.46%
Real Estate Services
BBG, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 7.01% / 1.00%	11.01% /0.25%	1/8/2026	$6,259	$6,207	$5,800	0.38%
Vacation Rental Brands, LLC Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.25%	5/6/2032	1,768	1,754	1,768	0.12%
Vacation Rental Brands, LLC Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.25%	5/6/2032	8,431	8,347	8,431	0.56%
Vacation Rental Brands, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/6/2032	—	(8)	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Real Estate Services (continued)
Vacation Rental Brands, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/6/2032	—	(10)	(8)	0.00%

						$16,290	$15,991	1.06%
Research & Consulting Services
Accelevation LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.68%	1/2/2031	$311	$284	$296	0.02%
Accelevation LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.78%	1/2/2031	2,855	2,817	2,814	0.19%
Accelevation LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.50% / 0.75%	8.78%	1/2/2031	3,003	2,960	2,960	0.20%
Accelevation LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 4.50% / 0.75%	8.78%	1/2/2031	4,025	3,968	3,968	0.26%
Accelevation LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.67%	1/2/2031	413	380	402	0.03%
Accordion Partners LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.23%	11/17/2031	292	284	292	0.02%
Accordion Partners LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.00%	11/17/2031	3,452	3,435	3,432	0.23%
Accordion Partners LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 0.75%	9.00%	11/17/2031	3,383	3,364	3,364	0.22%
Accordion Partners LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 0.75%	9.00%	11/17/2031	4,067	4,044	4,044	0.27%
Accordion Partners LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	11/17/2031	—	(8)	—	0.00%
BDO USA, P.C. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 2.00%	9.22%	8/31/2028	4,900	4,834	4,787	0.32%
BNI Global, LLC Dollar Delayed Draw Term Loan (2021)	(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	9.76%	5/1/2027	738	722	735	0.05%
BNI Global, LLC Initial Dollar Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	9.76%	5/1/2027	1,375	1,366	1,367	0.09%
BNI Global, LLC Initial Dollar Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.60% / 1.00%	9.76%	5/1/2027	3,374	3,346	3,353	0.22%
BNI Global, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/1/2027	—	—	(1)	0.00%
Chronicle Parent, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.33%	4/15/2031	293	284	293	0.02%
Chronicle Parent, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.32%	4/15/2031	11,301	11,223	11,245	0.75%
Chronicle Parent, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/15/2031	—	(8)	(6)	0.00%
Crete PA Holdco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.20%	11/26/2030	2,605	2,594	2,614	0.17%
Crete PA Holdco, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.20%	11/26/2030	6,512	6,482	6,512	0.43%
Crete PA Holdco, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/26/2030	—	1	1	0.00%
CSG Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/29/2029	—	(2)	(5)	0.00%
CSG Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.56%	7/29/2029	2,083	2,062	2,059	0.14%
CSG Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.25% / 1.00%	10.56%	7/29/2029	3,374	3,338	3,336	0.22%
CSG Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/29/2029	—	(4)	(2)	0.00%
DCCM, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	6/24/2032	—	(45)	—	0.00%
DCCM, LLC Initial Term Loan	(3)(4)(5)(7)(8)	3M SOFR + 4.75% / 0.75%	8.91%	6/24/2032	—	1	—	0.00%
DCCM, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.91%	6/24/2032	3,558	3,523	3,522	0.23%
DCCM, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.91%	6/24/2032	1,995	1,976	1,975	0.13%
DCCM, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 4.75% / 0.75%	8.91%	6/24/2032	3,990	3,950	3,950	0.26%
DCCM, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 4.25% / 0.75%	4.25%	6/24/2032	—	(18)	—	0.00%
Denali Intermediate Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.00%	9.67%	8/26/2032	6,000	5,940	5,940	0.39%
Denali Intermediate Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.00%	9.67%	8/26/2032	9,777	9,679	9,679	0.64%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Research & Consulting Services (continued)
Denali Intermediate Holdings, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 5.50% / 0.75%	5.50%	8/26/2032	—	(16)	(16)	0.00%
Ethos Risk Services, LLC Delayed Draw Term C Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.75%	5/1/2027	1,867	1,862	1,863	0.12%
Ethos Risk Services, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.66%	5/1/2027	1,866	1,850	1,847	0.12%
Ethos Risk Services, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.66%	5/1/2027	3,374	3,340	3,341	0.22%
First Legal Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.00%	7/1/2031	492	484	492	0.03%
First Legal Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/1/2031	—	(6)	—	0.00%
First Legal Buyer, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.00%	7/1/2031	1,676	1,666	1,665	0.11%
First Legal Buyer, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	9.00%	7/1/2031	3,341	3,320	3,318	0.22%
Gerson Lehrman Group, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.15% / 1.00%	9.15%	12/13/2027	4,962	4,902	4,953	0.33%
Liberty Purchaser, LLC Delayed Draw Term Loan (Magna Legal Services)	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.31%	11/22/2029	1,165	1,166	1,131	0.07%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.31%	11/22/2029	789	789	789	0.05%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 0.75%	9.31%	11/22/2029	3,374	3,374	3,374	0.22%
ManTech International Corporation 2024 Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.31%	9/14/2029	4,153	4,153	4,078	0.27%
ManTech International Corporation Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	9/14/2029	—	(207)	—	0.00%
MGT Impact Holdings, LLC 2025-1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.15%	4/10/2029	922	898	922	0.06%
MGT Impact Holdings, LLC 2025-1 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.18%	4/10/2029	4,696	4,653	4,659	0.31%
MGT Impact Holdings, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.00% / 1.00%	11.25%	4/10/2029	306	300	302	0.02%
PRGX Global, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/20/2030	—	(4)	(8)	0.00%
PRGX Global, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.79%	12/20/2030	9,367	9,322	9,329	0.62%
PRGX Global, Inc. Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.79%	12/20/2030	4,000	3,984	3,984	0.26%
Sagebrush Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/1/2030	—	(9)	(4)	0.00%
Sagebrush Buyer, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.16%	7/1/2030	2,697	2,663	2,662	0.18%
Sagebrush Buyer, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	9.16%	7/1/2030	3,079	3,040	3,040	0.20%
SourceHOV Tax, LLC Initial Term A Loan	(3)(4)(5)(7)(11)	6M SOFR + 6.01% / 1.00%	10.01%	4/6/2028	4,874	4,852	4,754	0.32%
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%	9/27/2031	—	(4)	—	0.00%
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 0.50%	0.50%	9/27/2031	—	(4)	—	0.00%
Vensure Employer Services, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.50%	8.99%	9/27/2031	967	960	952	0.06%
Vensure Employer Services, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.50%	8.99%	9/27/2031	5,798	5,749	5,711	0.38%
Vensure Employer Services, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.50%	8.99%	9/27/2031	4,831	4,790	4,758	0.32%
WSRP Advisory, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.20%	8/6/2032	10,000	9,907	9,907	0.66%

						$160,546	$160,729	10.65%
Restaurants
Cooper’s Hawk Intermediate Holding, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.70%	7/29/2031	$6,000	$5,911	$5,910	0.39%
Cooper’s Hawk Intermediate Holding, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.70%	7/29/2031	5,262	5,184	5,183	0.34%
Cooper’s Hawk Intermediate Holding, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/29/2031	—	(33)	(32)	0.00%
Cooper’s Hawk Intermediate Holding, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/29/2031	—	(16)	(15)	0.00%

						$11,046	$11,046	0.73%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Soft Drinks
Refresh Buyer, LLC Delayed Term Loan (Sunny Sky Products)	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.75%	12/23/2028	$4,874	$4,848	$4,874	0.32%
Specialized Consumer Services
3 Step Sports LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 8.00% / 1.00%	12.32% /1.50%	10/2/2029	$78	$70	$48	0.00%
3 Step Sports LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.00% /1.50%	10/2/2029	686	677	642	0.04%
Anderson Group Holdings, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.51% / 1.00%	8.71%	12/25/2028	4,886	4,867	4,866	0.32%
Any Hour LLC Delayed Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.50%	9.25%	5/23/2030	199	186	181	0.01%
Any Hour LLC Revolving Credit	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.50%	9.57%	5/23/2030	623	611	599	0.04%
Any Hour LLC Term Loan	(3)(4)(5)(7)(8)(12)	3M SOFR + 5.25% / 0.50%	9.25%	5/23/2030	—	9	—	0.00%
Any Hour LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 0.50%	9.25%	5/23/2030	3,374	3,330	3,305	0.22%
Any Hour LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 0.50%	9.25%	5/23/2030	3,654	3,579	3,579	0.24%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.20%	10/24/2030	491	487	487	0.03%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.20%	10/24/2030	1,098	1,072	1,089	0.07%
Apex Service Partners, LLC 2024 Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.20%	10/24/2030	4,615	4,518	4,575	0.30%
Apex Service Partners, LLC 2024 Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.20%	10/24/2030	2,062	2,045	2,045	0.14%
Apex Service Partners, LLC Incremental Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.31%	10/24/2030	3,643	3,612	3,643	0.24%
Apex Service Partners, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/24/2029	—	(1)	(1)	0.00%
Apex Service Partners, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	10/24/2029	—	(3)	(3)	0.00%
Apex Service Partners, LLC Second Amendment Incremental Delayed DrawTerm Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.31%	10/24/2030	1,394	1,376	1,394	0.09%
Apex Service Partners, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.31%	10/24/2030	838	830	831	0.06%
Arcticom Group Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.16% /4.00%	12/22/2027	48	47	46	0.00%
Arcticom Group Delayed Draw Term Loan D	(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.32% /4.00%	12/22/2027	12	12	12	0.00%
Arcticom Group Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.32% /4.00%	12/22/2027	203	203	197	0.01%
Arcticom Group Third Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.32% /4.00%	12/22/2027	51	50	50	0.00%
KL Stockton Intermediate II, LLC PIK Term Loan	(3)(4)(5)(7)	3M SOFR + 13.00% / 0.50%	0.00% /13.00%	5/23/2031	2,098	2,067	2,028	0.14%
Modigent, LLC Delayed Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.00%	8/23/2028	281	279	281	0.02%
Oil Changer Holding Corporation Amendment No.4 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 7.00% / 1.00%	11.17%	2/8/2027	3,665	3,597	3,618	0.24%
Oil Changer Holding Corporation Amendment No.4 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(12)	3M SOFR + 7.00% / 1.00%	11.17%	2/8/2027	4,584	4,535	4,539	0.30%
Oil Changer Holding Corporation Amendment No.4 Delayed Draw Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 7.00% / 1.00%	11.17%	2/8/2027	3,226	3,192	3,194	0.21%
PestCo, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.00%	0.75%	8/6/2030	—	(15)	—	0.00%
PestCo, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/6/2030	—	(6)	(6)	0.00%
PestCo, LLC Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.91%	8/6/2030	6,886	6,853	6,851	0.46%
PestCo, LLC Term A Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.91%	8/6/2030	6,886	6,853	6,851	0.46%
Quick Quack Car Wash Holdings, LLC 2025 Funded Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.91%	6/10/2031	321	319	319	0.02%
Quick Quack Car Wash Holdings, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.91%	6/10/2031	2,576	2,450	2,576	0.17%
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	9.91%	12/1/2027	666	658	653	0.04%

						$58,359	$58,489	3.87%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone
Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Specialized Finance
Equinox Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/28/2031	$—	$(7)	$(7)	0.00%
Equinox Buyer, LLC Term Loan	(3)(5)(7)	3M SOFR + 5.25% / 1.00%	9.47%	7/28/2031	5,443	5,390	5,390	0.36%

						$5,383	$5,383	0.36%
Specialty Chemicals
Charkit Chemical Company, LLC Term Loan A	(3)(4)(5)(7)(11)	3M SOFR + 5.03% / 1.00%	9.03%	12/29/2026	$4,268	$4,254	$4,263	0.28%
Rocket BidCo, Inc. Term Loan (Recochem)	(3)(5)(7)(12)(24)(25)	3M SOFR + 5.75% / 1.00%	10.05%	11/1/2030	11,166	10,975	10,870	0.72%

						$15,229	$15,133	1.00%
Specialty Stores
Saldon Holdings, Inc. Fourth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.26%	3/13/2026	$594	$594	$594	0.04%
Saldon Holdings, Inc. Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/13/2026	—	—	—	0.00%

						$594	$594	0.04%
Systems Software
ACP Falcon Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	8/1/2029	$—	$(6)	$—	0.00%
ACP Falcon Buyer, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.79%	8/1/2029	2,130	2,087	2,093	0.14%
Computer Services, Inc. 2024-1 Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.42%	11/15/2029	512	505	512	0.03%
Computer Services, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	11/15/2029	—	—	—	0.00%
Digicert, Inc. Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/10/2030	—	(17)	(18)	0.00%
DigiCert, Inc. Seventh Amendment Specified Refinancing Term B1 Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 0.75%	9.91%	7/10/2030	6,000	5,913	5,910	0.39%
DigiCert, Inc. Seventh Amendment Specified Refinancing Term B1 Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	9.91%	7/10/2030	10,788	10,632	10,627	0.70%
ES Ventures LLC 4th Amend Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	9.05%	8/6/2032	401	400	400	0.03%
ES Ventures LLC 5th Amend Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.98%	8/6/2032	351	350	350	0.02%
ES Ventures LLC Illume Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	9.04%	12/13/2028	167	164	164	0.01%
ES Ventures LLC Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	9.04%	12/13/2028	1,312	1,301	1,254	0.08%
ES Ventures LLC Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	9.04%	12/13/2028	926	917	885	0.06%
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/13/2028	—	(13)	—	0.00%
Saturn Borrower Inc Tenth Amendment Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.17%	11/13/2028	233	221	233	0.02%
Saturn Borrower Inc Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.00%	11/10/2028	5,909	5,835	5,854	0.39%

						$28,289	$28,264	1.87%
Technology Distributors
DecisionPoint Technologies, Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.75%	8/31/2029	$5,548	$5,478	$5,478	0.36%
DecisionPoint Technologies, Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.81%	8/31/2029	2,452	2,403	2,403	0.16%
Ivy Technology Parent Intermediate III Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.38% / 1.00%	9.54%	2/5/2031	6,472	6,381	6,396	0.43%
Ivy Technology Parent Intermediate III Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.38% / 1.00%	9.54%	2/5/2031	559	547	559	0.04%
Thames Technology Holdings, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.75% / 1.00%	9.75%	8/31/2029	781	781	781	0.05%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.04%	8/31/2029	1,576	1,553	1,560	0.10%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	10.04%	8/31/2029	3,374	3,330	3,341	0.22%
Thames Technology Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.25% / 1.00%	10.04%	8/31/2029	3,354	3,254	3,265	0.22%
Thames Technology Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	9.91%	8/31/2029	473	473	465	0.03%

						$24,200	$24,248	1.61%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Trading Companies & Distributors
AFC-Dell Holding Corp. Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.81%	4/9/2027	$2,130	$2,112	$2,087	0.14%
Hills Distribution, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.32%	11/8/2029	788	782	788	0.05%
Hills Distribution, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 1.00%	10.32%	11/8/2029	97	96	97	0.01%
Hills Distribution, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.32%	11/8/2029	191	189	188	0.01%
Hills Distribution, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.32%	11/8/2029	1,547	1,528	1,526	0.10%
Hultec Buyer, LLC Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	9.65%	3/31/2029	1,540	1,515	1,538	0.10%
Hultec Buyer, LLC Term Loan A	(3)(4)(5)(7)(14)	3M SOFR + 5.65% / 1.00%	9.65%	3/31/2029	3,298	3,242	3,295	0.22%
P.T. International LLC Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.60% / 1.00%	8.88%	6/30/2027	4,899	4,882	4,893	0.32%
Red Fox CD Acquisition Corporation Amendment No. 2 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.00%	3/4/2030	1,257	1,171	1,199	0.08%
Red Fox CD Acquisition Corparation Initial Term Loan	(3)(4)(5)(7)(8) (12)	3M SOFR + 6.00% / 1.00%	10.00%	3/4/2030	—	14	—	0.00%
Red Fox CD Acquisition Corparation Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	10.00%	3/4/2030	3,374	3,314	3,306	0.22%
Red Fox CD Acquisition Corparation Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.00% / 1.00%	10.00%	3/4/2030	3,521	3,450	3,450	0.23%
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	12/28/2029	—	(43)	(2)	0.00%
SureWerx Purchaser III, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.25%	12/28/2029	2,240	2,213	2,144	0.14%
Trench Plate Rental Co. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.60%	12/3/2028	5,338	5,320	5,333	0.35%
Trench Plate Rental Co. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.59%	12/3/2028	243	241	243	0.02%

						$30,026	$30,085	1.99%
Trucking
EVDR Purchaser, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/14/2031	$—	$—	$—	0.00%
EVDR Purchaser, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/14/2031	—	—	—	0.00%
EVDR Purchaser, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.41%	2/14/2031	1,358	1,336	1,323	0.09%
EVDR Purchaser, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 0.75%	9.41%	2/14/2031	3,374	3,315	3,287	0.22%

						$4,651	$4,610	0.31%

Water Utilities
United Flow Technologies Intermediate HoldCo II, LLC Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.57%	6/23/2031	$2,129	$2,040	$2,037	0.13%

Total First Lien Senior Secured						$2,553,809	$2,552,012	169.07%

Second Lien Senior Secured Insurance Brokers
SageSure Holdings, LLC Delayed Draw Term Loan B	(3)(4)(5)(7)(10)	3M SOFR + 4.86% / 1.00%	9.03%	1/28/2030	$1,036	$1,027	$1,024	0.07%
SageSure Holdings, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.86% / 0.50%	9.03%	1/28/2030	1,461	1,449	1,461	0.10%
SageSure Holdings, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.86% / 0.50%	9.03%	1/28/2030	2,977	2,977	2,977	0.20%

Total Second Lien Senior Secured						$5,453	$5,462	0.37%

Subordinated Notes
Asset Management & Custody Banks
Carlyle US CLO 2025-2, Ltd Subordinated Notes	(3)(5)(25)(27)(28)	N/A	N/A	7/25/2038	$11,407	$10,116	$10,457	0.69%
Other Diversified Financial Services
Audax Senior Debt CLO 12 LLC Sub Notes	(3)(5)(25)(26)(2 7)	N/A	N/A	4/22/2037	$2,081	$2,081	$2,243	0.15%
CIFC Funding 2024-V Sub Notes Reg S	(3)(5)(25)(27)(28)	N/A	N/A	1/22/2038	5,717	4,959	4,834	0.32%
CIFC Stone Warehouse III LTD CLO	(3)(5)(25)(27)(28)	N/A	N/A	12/31/2049	9,474	9,474	9,474	0.63%
Jefferies Credit Partners Direct Lending CLO 2025-1 Ltd.	(3)(5)(25)(27)(28)	N/A	N/A	4/24/2031	13,577	13,577	13,577	0.90%

						30,091	30,128	2.00%

Total Subordinated Notes						$40,207	$40,585	2.69%

Total Non-Controlled, Non-Affiliated Debt Investments						$2,599,469	$2,598,059	172.13%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments (Unaudited) – (Continued)
September 30, 2025
(in thousands, except share amounts and percentages)

Investments (1)(2)	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Private Credit Funds
Limited Partnership Interests
Asset Management & Custody Banks
Castlelake Consumer Receivables Opportunity III, L.P. Fund	(6)(16)(17)(18)(25)	N/A	N/A	6/12/2031	$4,495	$4,573	$6,025	0.40%
Castlelake Consumer Receivables Opportunity IV, L.P. Fund	(6)(16)(17)(19)(25)	N/A	N/A	12/31/2032	7,317	7,340	7,912	0.52%
Diameter Credity Company Common Shares	(6)(16)(17)(20)(25)	N/A	N/A	N/A	8,125	8,125	8,125	0.54%
Fidelity Evergreen Private Credit Fund LP	(6)(16)(17)(21)(25)	N/A	N/A	5/21/2031	19,094	19,094	23,017	1.53%
Hercules Growth Lending Fund IV LP	(6)(16)(17)(22)(25)	N/A	N/A	8/5/2032	2,364	2,364	2,364	0.16%

						$41,496	$47,443	3.15%

Total Non-Controlled, Non-Affiliated Private Credit Funds						$41,496	$47,443	3.15%

Total Investments						$2,640,965	$2,645,502	175.28%

Cash Equivalents and Restricted Cash Equivalents
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio - Institutional Class, 3.194% (61,059,735 shares)	(3)(4)(5)(7)(23)	N/A	N/A	N/A	N/A	$61,060	$61,060	4.05%

Liabilities Less Other Assets							$(1,197,297)	(79.33%)

Net Assets							$1,509,265	100.00%

*	For non-controlled, non-affiliated debt investments, cost represents amortized cost.

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

(2)	Unless otherwise indicated, investment is U.S. domiciled and no investment represents a 5% or more interest in any outstanding class of voting security of the portfolio company.

(3)	Income-producing debt investment and pays all cash interest.

(4)	Investment is treated as a qualifying asset under Section 55(a) of the 1940 Act.

(5)	The fair value of the investment was valued using significant unobservable inputs.

(6)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par. The investment may be subject to an unused/letter of credit facility fee.

(7)
The investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“PRIME”)), which reset monthly or quarterly. For each such investment, the Company has provided the reference rate used and provided the spread and the current contractual interest rate in effect at September 30, 2025. The interest rate disclosed is based on the reference rate as of the last reset date which may differ from the reference rate as of September 30, 2025. As of September 30, 2025, effective rates for 1 Month (“M”) S, 3M S, 6M S and PRIME are 4.308%, 4.349%, 4.370% and 7.250%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2025.

(8)	Position is an unfunded delayed draw term loan with no rate setting.

(9)	Investment is domiciled in Jersey and no investment represents a 5% or more interest in any outstanding class of voting security of the portfolio company.

(10)	Designates that the investment is collateral for MassMutual SPV I Credit Facility.

(11)	Designates that the investment is collateral for BMO SPV II Credit Facility.

(12)	Designates that the investment is collateral for Wells Fargo SPV III Credit Facility.

(13)	Designates that the investment is collateral for JPM SPV V Credit Facility.

(14)	Designates that the investment is collateral held at StepStone CLO 2024-I LLC.

(15)	Designates that the investment is collateral held at StepStone CLO 2025-I LLC.

(16)	Income producing investment does not allow redemptions or withdrawals except at the discretion of its general partner, manager or advisor and the final distribution date is not known at this time.

(17)
Private credit funds are generally issued in private placement transactions and as such are generally restricted to resale. There are no circumstances that could cause a lapse in the restriction to resale. Each investment may have been purchased on various dates and for different amounts. Total fair value of restricted private credit funds as of September 30, 2025 was $47,443 or 3.15% of net assets.

(18)	Investment was acquired on June 26, 2024.

(19)	Investment was acquired on November 15, 2024.

(20)	Investment was acquired on September 15, 2025.

(21)	Investment was acquired on May 22, 2024.

(22)	Investment was acquired on July 30, 2025.

(23)	The rate reported is the 7-day effective yield at the period end.

(24)	Investment is domiciled in Canada and no investment represents a 5% or more interest in any outstanding class of voting security of the portfolio company.

(25)
The Company has determined the indicated investments are
non-qualifying
assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying
assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(26)	Represents securities sold under Rule 144A, which are exempt from registration under the Securities Act of 1933, as amended.

(27)
Security has no stated coupon and is considered an equity position in the collateralized loan obligation (“CLO”) or CLO warehouse. CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses.

(28)	Investment is domiciled in Cayman Islands and no investment represents a 5% or more interest in any outstanding class of voting security of the portfolio company.

(29)	Investment was on non-accrual status as of September 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured
Advertising
Carnegie Dartlet, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.500%	2/7/2030	$—	$(1)	$—	0.00%
Carnegie Dartlet, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.857%	2/7/2030	506	499	493	0.06%
Carnegie Dartlet, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	10.053%	2/7/2030	4	3	3	0.00%
Finn Partners, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.98%	7/1/2026	1,671	1,662	1,669	0.18%
Finn Partners, Inc. Second Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.98%	7/1/2026	3,241	3,222	3,236	0.35%
Kite Midco II LTD Term Loan B1	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.43%	11/19/2031	5,290	5,211	5,211	0.57%
Kite Midco II LTD Term Loan B1	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.00%	9.43%	11/19/2031	5,290	5,211	5,211	0.57%
Kite Midco II LTD Term Loan B2	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.00% / 0.00%	0.00%	11/19/2031	—	(10)	(10)	0.00%
Kite Midco II LTD Term Loan B2	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	11/19/2031	—	(10)	(10)	0.00%
Minds Buyer Incremental Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/3/2029	—	(4)	(5)	0.00%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.85%	5/3/2029	11,375	11,319	11,290	1.23%

						$27,102	$27,088	2.96%
Aerospace & Defense
Aviation Technical Services, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/12/2029	$—	$(3)	$(3)	0.00%
Aviation Technical Services, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.41%	7/12/2029	3,990	3,962	3,962	0.43%
Heads Up Technologies, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.95%	8/10/2028	4,912	4,866	4,912	0.53%
PAG Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 4.25% / 1.00%	11.75%	12/21/2029	245	234	245	0.03%
PAG Holding Corp. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.85%	12/21/2029	11,245	11,141	11,245	1.23%
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	2/15/2029	—	(25)	—	0.00%
PPW Aero Buyer, Inc. Delayed Draw Term Loan-1	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	10.12%	2/15/2029	1,442	1,435	1,442	0.16%
PPW Aero Buyer, Inc. Term Loan (Whitcraft LLC)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	11.01%	2/15/2029	4,937	4,937	4,933	0.54%
Sigma Defense Systems LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.90% / 1.00%	11.23%	12/18/2027	1,776	1,744	1,743	0.19%
Sigma Defense Systems LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/18/2027	—	(1)	—	0.00%

						$28,290	$28,479	3.11%
Air Freight & Logistics
AMEX Holding III Corp Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.65% / 1.00%	11.98% / 1.00%	3/31/2028	$211	$210	$185	0.02%
AMEX Holding III Corp Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.65% / 1.00%	11.98% / 1.00%	3/31/2028	4,738	4,712	4,170	0.45%
Gulf Winds International Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.60% / 1.00%	11.96%	6/12/2028	4,925	4,922	4,910	0.54%
Solairus Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.35% / 1.00%	10.49%	7/23/2029	4,517	4,517	4,516	0.49%

						$14,361	$13,781	1.50%
Alternative Carriers
Meriplex Communications, Ltd. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.10% / 0.75%	9.46%	7/17/2028	$4,946	$4,946	$4,935	0.54%
Apparel Retail
Brightmore Brands LLC Original Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 4.59% / 1.50%	14.05%	9/10/2029	$9,990	$9,846	$9,797	1.07%
Application Software
Anaplan, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 0.75%	9.58%	6/21/2029	$5,000	$4,981	$4,997	0.55%
ARI Network Services, Inc. Third Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.36%	8/28/2026	3,431	3,389	3,395	0.37%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Application Software (continued)
BASYS LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.76% / 1.00%	9.09%	12/9/2027	4,823	4,798	4,823	0.53%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.34%	2/9/2027	2,284	2,264	2,261	0.25%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.34%	2/9/2027	6,500	6,439	6,435	0.70%
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	11/19/2029	—	—	—	0.00%
Echo Purchaser, Inc. Term Loan (Exostar)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 0.75%	9.86%	11/19/2029	643	636	633	0.07%
Everbridge Holdings, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.59%	7/2/2031	5,556	5,528	5,528	0.60%
Everbridge Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.59%	7/2/2031	544	540	545	0.06%
Everbridge Holdings, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/2/2031	—	(3)	—	0.00%
GS Acquisitionco, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	5/25/2028	3,190	3,178	3,190	0.35%
GS Acquisitionco, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	5/25/2028	—	(5)	—	0.00%
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	5/25/2028	350	343	350	0.04%
LeadVenture, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57%	8/28/2026	299	291	296	0.03%
LeadVenture, Inc. Revolver	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.57%	8/28/2026	443	439	443	0.05%
LeadVenture, Inc. Supplemental No. 4 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.36%	8/28/2026	1,987	1,975	1,987	0.22%
Legal Spend Holdings, LLC 2nd Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.11%	5/14/2029	256	256	256	0.03%
Legitscript LLC Delayed Draw Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	10.11%	6/24/2029	100	99	100	0.01%
Legitscript LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	10.11%	6/24/2029	3,890	3,842	3,890	0.42%
Mountain Parent, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/27/2031	—	(5)	—	0.00%
Mountain Parent, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.64%	6/27/2031	5,698	5,646	5,641	0.62%
Mountain Parent, Inc. Revolving Credit Facility	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/27/2031	—	(6)	—	0.00%
NinjaTrader Group, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	11.24%	12/18/2026	3,563	3,544	3,527	0.38%
NMI Acquisitionco, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.46%	9/6/2028	1,154	1,136	1,155	0.13%
NMI Acquisitionco, Inc. October 2021 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 0.75%	9.46%	9/6/2028	352	347	346	0.04%
NMI Acquisitionco, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/6/2028	—	(5)	(6)	0.00%
NMI Acquisitionco, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.46%	9/6/2028	1,893	1,863	1,859	0.20%
Optimizely North America Inc. (USD) Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/30/2031	—	(12)	(12)	0.00%
Optimizely North America Inc. (USD) Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 0.75%	9.36%	10/30/2031	12,768	12,640	12,636	1.38%
Pacific Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2028	—	—	(3)	0.00%
Pacific Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	6M SOFR + 6.25% / 1.00%	10.53%	10/2/2028	1,952	1,909	1,906	0.21%
Pacific Purchaser, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2028	—	—	(4)	0.00%
PDI TA Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.75%	2/3/2031	677	677	677	0.07%
PDI TA Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.84%	2/3/2031	5,201	5,157	5,159	0.56%
PDI TA Holdings, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/3/2031	—	—	(5)	0.00%
PracticeTek Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.11%	8/30/2029	28	26	23	0.00%
PracticeTek Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	10.11%	8/30/2029	1,959	1,930	1,927	0.21%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Application Software (continued)
Spark Purchaser, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	4/1/2030	—	(14)	—	0.00%
Spark Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.83%	4/1/2031	5,162	5,066	5,067	0.55%
Superjet Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.83%	12/30/2027	687	635	687	0.08%
Superjet Buyer, LLC Initial Term Loan (EFI Productivity Software)	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.76% / 0.75%	10.09%	12/30/2027	1,507	1,503	1,507	0.16%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.83%	12/30/2027	4,900	4,853	4,854	0.53%
Synchronoss Technologies, Inc. Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 2.50%	9.93%	6/28/2028	4,938	4,715	4,695	0.51%
TCP Hawker / TimeClock Plus 11/24 9th Amendment Rollover Incremental Term Loan 12/24	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.33%	8/30/2029	466	463	463	0.05%
TCP Hawker Intermediate LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	—	(1)	—	0.00%
TCP Hawker Intermediate LLC Ninth Amendment DDTL 11/24	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	—	—	—	0.00%
TCP Hawker Intermediate LLC Ninth Amendment Incremental Term Loan 11/24	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.33%	8/30/2029	17	17	17	0.00%
Thrive Buyer, Inc. Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 5.00% / 1.00%	12.50%	1/22/2027	194	195	194	0.02%
Thrive Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.48%	1/22/2027	1,967	1,970	1,967	0.21%
Thrive Buyer, Inc., Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.75%	1/22/2027	1,474	1,477	1,474	0.16%
Thrive Buyer, Inc.,Tenth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.90% / 1.00%	10.48%	1/22/2027	264	260	260	0.03%
Trintech Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.86%	7/25/2029	4,950	4,867	4,865	0.53%

						$99,843	$100,005	10.91%
Asset Management & Custody Banks
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.36%	12/23/2027	$250	$249	$250	0.03%
Allworth Financial Group, L.P. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/23/2027	—	(3)	(3)	0.00%
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.57%	7/28/2029	3,005	2,990	3,005	0.33%
Cerity Partners Equity Holding LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/28/2028	—	(2)	—	0.00%
Cerity Partners Equity Holding LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.76%	7/28/2029	4,659	4,659	4,659	0.51%
Danforth Global, Inc. Delayed Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.88%	12/9/2027	540	533	540	0.06%
Danforth Global, Inc. First Amendment Additional Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.76%	12/9/2027	287	283	283	0.03%
Danforth Global, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	12/9/2027	453	447	447	0.05%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.77%	12/9/2027	5,705	5,634	5,630	0.61%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.76%	12/9/2027	4,090	4,035	4,036	0.44%
Danforth Global, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.76%	12/9/2027	898	887	886	0.10%
Danforth Global, Inc. Third Amendment Additional Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.84%	12/9/2027	479	473	479	0.05%
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	9.04%	12/22/2028	3,074	3,050	3,074	0.34%
Obra Capital, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.61% / 1.00%	11.97%	6/21/2029	7,500	7,359	7,359	0.80%
Petra Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.19%	11/15/2030	600	583	596	0.07%
Petra Borrower, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.32%	11/15/2030	3,226	3,169	3,149	0.34%
Petra Borrower, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/15/2029	—	(8)	(1)	0.00%
PMA Parent Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.58%	1/31/2031	4,187	4,146	4,145	0.45%
PMA Parent Holdings, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	1/31/2031	—	(3)	(3)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Asset Management & Custody Banks (continued)
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.57%	10/2/2028	3,785	3,777	3,762	0.41%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.50%	10/4/2028	1,151	1,146	1,144	0.12%
Wealth Enhancement Group, LLC May 2022 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.59%	10/4/2028	1,986	1,986	1,984	0.22%
					—	—	—
Wealth Enhancement Group, LLC Revolver Incremental 12/24	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.00%	0.00%	2/10/2028	—	1	—	0.00%
Wealth Enhancement Group, LLC_Delayed Draw Term Loan 12/24	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	2/10/2028	—	17	17	0.00%

						$45,408	$45,438	4.96%
Auto Parts & Equipment
ETE Intermediate II LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.50% / 1.00%	11.09%	5/29/2029	$204	$199	$202	0.02%
ETE Intermediate II LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	11.01%	5/29/2029	1,935	1,892	1,915	0.21%
M&D MidCo, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.66%	8/31/2028	1,754	1,733	1,705	0.19%
M&D MidCo, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.74%	8/31/2028	588	580	588	0.07%
M&D MidCo, Inc. Delayed Draw Term Loan Third Amendment	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2028	—	1	1	0.00%
M&D MidCo, Inc. Term Loan Third Amendment	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.48%	8/31/2028	368	366	368	0.04%
Premier Tire& Service Finace Merger Sub, LLC Term Loan Incremental	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.00%	9.98%	5/17/2029	928	919	919	0.10%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.87%	5/17/2029	1,055	1,064	1,053	0.11%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 1.00%	9.87%	5/17/2029	1,055	1,036	1,053	0.11%
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.00%	9.95%	5/17/2029	218	213	212	0.02%
Premier Tires & Service Acquisition, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	10.26%	5/17/2029	293	290	290	0.03%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.87%	5/17/2029	4,925	4,925	4,925	0.54%
Transgo, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 2.00%	10.11%	12/29/2028	5,718	5,651	5,661	0.62%
Transgo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 2.00%	0.50%	12/29/2028	—	—	(2)	0.00%
Truck-Lite Co., LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2031	—	(9)	(9)	0.00%
Truck-Lite Co., LLC Initial Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2030	—	(9)	(9)	0.00%
Truck-Lite Co., LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	10.27%	2/13/2031	5,712	5,647	5,625	0.61%

						$24,498	$24,497	2.67%
Automobile Manufacturers
JHCC Holdings LLC 2021-A Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	9/9/2027	$903	$899	$900	0.10%
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	9/9/2027	730	723	730	0.08%
JHCC Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	9/9/2027	4,035	4,026	4,022	0.44%
JHCC Holdings LLC_Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	9/9/2027	—	(3)	(5)	0.00%

						$5,645	$5,647	0.62%
Building Products
AllMark Acquisition, LLC Initial Term Loan (AllMark Door)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.75%	5/4/2028	$4,924	$4,893	$4,875	0.53%
Arch Cutting Tools Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.85% / 0.00%	9.18%	4/1/2026	4,910	4,899	4,887	0.53%
Big Top Holdings, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/1/2030	—	(2)	—	0.00%
Big Top Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.11%	3/1/2030	2,433	2,382	2,360	0.26%
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.40%	11/8/2029	796	788	796	0.09%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Building Products (continued)
Hills Distribution, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 1.00%	10.40%	11/8/2029	98	97	98	0.01%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.40%	11/8/2029	192	190	189	0.02%
Hills Distribution, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.40%	11/8/2029	1,558	1,537	1,536	0.17%

						$14,784	$14,741	1.61%
Commodity Chemicals
Guy Chemical Company, LLC U.S. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.85% / 1.00%	9.21%	11/9/2027	$4,912	$4,873	$4,912	0.54%
Communications Equipment
Owl Cyber Defense Solutions, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/11/2029	$—	$(9)	$—	0.00%
Owl Cyber Defense Solutions, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.11%	9/11/2029	4,090	4,050	4,036	0.44%
Owl Cyber Defense Solutions, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.11%	9/11/2029	2,323	2,277	2,293	0.25%

						$6,318	$6,329	0.69%
Construction & Engineering
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.00%	0.75%	6/30/2030	$—	$(12)	$(12)	0.00%
Ambient Enterprises Holdco LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/7/2029	—	(2)	(6)	0.00%
Ambient Enterprises Holdco LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.44%	6/28/2030	6,810	6,702	6,718	0.73%
Ambient Enterprises Holdco LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.08%	6/30/2030	6,343	6,264	6,263	0.68%
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.65% / 0.75%	10.24%	7/31/2026	465	463	424	0.05%
Best Roofing Services LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.33%	4/2/2029	5,104	5,013	4,998	0.55%
Best Roofing Services LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/2/2029	—	—	(19)	0.00%
Diverzify Intermediate LLC Second Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	10.67%	5/11/2027	487	485	486	0.05%
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	6M SOFR + 6.01% / 1.00%	10.60%	5/11/2027	4,425	4,400	4,407	0.48%
Eskola LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.50%	9.96%	12/19/2029	8,162	8,091	8,090	0.88%
Eskola LLC_Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.50%	9.94%	12/19/2029	2,915	2,889	2,898	0.32%
Eskola LLC_Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.50%	0.00%	12/19/2029	—	(23)	(23)	0.00%
ESP Associates, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.60% / 1.00%	10.94%	7/24/2028	4,792	4,729	4,685	0.51%
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/7/2028	—	(30)	—	0.00%
G-A-I Consultants, Inc. First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 1.00%	10.15%	10/7/2028	2,946	2,900	2,896	0.32%
G-A-I Consultants, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 1.00%	9.97%	10/7/2028	79	70	79	0.01%
HP RSS Buyer, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.33%	12/11/2029	679	677	675	0.07%
HP RSS Buyer, Inc. General Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.33%	12/11/2029	437	434	434	0.05%
HP RSS Buyer, Inc. Special Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.33%	12/11/2029	145	145	144	0.02%
Kelso Industries LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	12/26/2029	—	29	29	0.00%
Kelso Industries LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.00%	10.09%	12/26/2029	7,595	7,519	7,519	0.82%
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.59%	2/7/2031	44	44	44	0.00%
KENE Acquisition, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.84%	2/7/2031	961	961	961	0.10%
MKD Electric, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.60% / 1.25%	10.15%	5/31/2029	504	478	504	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Construction & Engineering (continued)
MKD Electric, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.25%	10.15%	5/31/2029	6,045	5,933	5,931	0.65%
MOREgroup Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	1/16/2030	4,466	4,405	4,379	0.48%
OSR Opco LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	3/15/2029	—	(12)	(18)	0.00%
OSR Opco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.11%	3/15/2029	5,293	5,232	5,206	0.57%
OSR Opco LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	10.53%	3/15/2029	747	747	740	0.08%
PK Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.62%	9/19/2029	4,090	4,050	4,046	0.44%
PK Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.62%	9/19/2029	8,379	8,276	8,288	0.90%
Puris LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.07%	6/30/2031	8,409	8,291	8,241	0.90%
PVI Holdings, Inc. Last Out Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.94% / 1.00%	11.13%	1/18/2028	6,860	6,850	6,860	0.75%
SuperHero Fire Protection, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	10.73%	9/1/2026	5,455	5,355	5,346	0.58%
SuperHero Fire Protection, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.40% / 1.00%	10.73%	9/1/2026	373	366	365	0.04%
USIC Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	10.09%	9/10/2031	10,537	10,478	10,494	1.15%
USIC Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.84%	9/10/2031	307	299	301	0.03%
USIC Holdings, Inc. Specified Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	10.09%	9/10/2031	41	41	41	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(4)	—	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(5)	—	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.75%	9.55%	5/6/2031	1,127	1,107	1,128	0.12%
Valkyrie Buyer, LLC Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	—	(29)	(30)	0.00%
Valkyrie Buyer, LLC Delayed Draw Term Loan E	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/6/2031	—	(15)	(15)	0.00%
Valkyrie Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 0.75%	0.50%	5/6/2030	—	(6)	—	0.00%
Valkyrie Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.45%	5/6/2031	4,376	4,313	4,338	0.47%
Vertex Companies, Inc., Term Loan D	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.52%	8/31/2028	6,881	6,816	6,813	0.74%
Vertex Companies, Inc., The Delayed Draw Term Loan-B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/31/2028	—	(11)	(12)	0.00%
Vertex Companies, Inc., The Fourth Amendment Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2028	—	(23)	(24)	0.00%
Vertex Service Partners, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.34%	11/8/2030	3,620	3,614	3,620	0.40%
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.50%	11/8/2030	93	72	75	0.01%
Vertex Service Partners, LLC Revolving Facility	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 0.75%	10.19%	11/8/2030	360	359	358	0.04%
Vertex Service Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.11%	11/8/2030	1,882	1,860	1,872	0.20%

						$130,585	$130,537	14.24%
Construction Materials
Javelin Acquisition Vehicle, LLC Last Out Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.33% / 1.00%	9.69%	11/3/2026	$1,717	$1,717	$1,667	0.18%
Javelin Acquisition Vehicle, LLC Second Amendment Incremental Term Loan (Lindsay Precast)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.35% / 1.00%	9.71%	11/3/2026	2,672	2,634	2,637	0.29%

						$4,351	$4,304	0.47%
Data Processing & Outsourced Services
Penncomp, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.35% / 1.50%	10.71%	10/17/2028	$1,833	$1,792	$1,826	0.20%
Penncomp, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.35% / 1.50%	10.71%	10/17/2028	2,555	2,508	2,501	0.27%

						$4,300	$4,327	0.47%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Distributors
RPM Purchaser, Inc. Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.36% / 2.00%	10.72%	9/11/2028	$549	$529	$522	0.06%
RPM Purchaser, Inc. Effective Date Term Loan B	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.36% / 2.00%	10.72%	9/11/2028	3,879	3,792	3,732	0.40%

						$4,321	$4,254	0.46%
Diversified Capital Markets
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 4.85% / 1.00%	9.21%	10/4/2030	$599	$573	$649	0.07%
Diversified Chemicals
Opta Inc. 2024 Incremental Delayed Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.01% / 1.50%	11.60%	11/9/2028	$1,746	$1,686	$1,745	0.19%
Opta Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.01% / 1.50%	11.69%	11/8/2028	6,930	6,867	6,916	0.75%
V Global Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 0.75%	10.42%	12/22/2027	4,924	4,911	4,725	0.52%

						$13,464	$13,386	1.46%
Diversified Support Services
Accent Building Materials Holdings LLC Term B Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.25% / 1.00%	10.68%	8/6/2029	$900	$857	$896	0.10%
Accent Building Materials Holdings LLC Term Loan B	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	10.68%	8/6/2029	3,929	3,762	3,848	0.42%
AI Fire Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.89%	3/22/2027	191	188	191	0.02%
AI Fire Buyer, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.84%	3/22/2027	155	153	153	0.02%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.59%	7/22/2027	6,171	6,155	6,171	0.67%
Centex Acquisition, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	1M SOFR + 5.60% / 1.00%	10.15%	5/9/2029	203	203	203	0.02%
Centex Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	10.15%	5/9/2029	3,975	3,904	3,899	0.43%
Certified Collision Group Acquisition Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.34%	5/17/2027	174	174	172	0.02%
Certified Collision Group Acquisition Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.34%	5/17/2027	2,077	2,055	2,059	0.22%
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.74%	5/19/2028	533	525	533	0.06%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	10.09%	9/28/2029	4,090	4,062	4,044	0.44%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.09%	9/28/2029	6,234	6,192	6,165	0.67%
ESCP DTFS INC. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.09%	9/28/2029	2,145	2,113	2,121	0.23%
FLS Holding, Inc. Term B Loan (FLS Transportation Services)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.35% / 1.00%	9.71%	12/15/2028	4,925	4,877	4,615	0.50%
FMG Suite Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.68%	10/30/2026	853	847	844	0.09%
FMG Suite Holdings, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.38% / 1.00%	0.38%	10/30/2026	—	(3)	(4)	0.00%
FMG Suite Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.68%	10/30/2026	3,697	3,673	3,661	0.40%
Integrated Power Services Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(8)(10)	3M SOFR + 4.61% / 1.00%	8.97%	11/22/2028	—	6,204	6,203	0.68%
Integrated Power Services Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.61% / 1.00%	8.97%	11/22/2028	6,234	6,204	6,203	0.68%
PrimeFlight Acquisition, LLC Amendment No.4 Additional Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.58%	5/1/2029	636	632	626	0.07%
Primeflight Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.58%	5/1/2029	6,905	6,832	6,879	0.75%
TL Voltron Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.61%	12/31/2030	1,998	1,958	1,958	0.21%
TL Voltron Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.61%	12/31/2030	13,000	12,740	12,740	1.39%
Visu-Sewer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.66%	11/8/2029	4,950	4,898	4,926	0.54%

						$79,205	$79,106	8.63%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Education Services
Cambium Learning Group, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 0.75%	10.23%	7/20/2028	$5,913	$5,866	$5,913	0.65%
Electrical Components & Equipment
C3 AcquisitionCo, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	11/26/2030	$—	$(30)	$(30)	0.00%
C3 AcquisitionCo, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.50%	10.34%	11/26/2030	7,867	7,769	7,769	0.85%
C3 AcquisitionCo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	11/26/2030	—	(11)	(11)	0.00%
Inventus Power, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	6/30/2025	—	(3)	(2)	0.00%
Inventus Power, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.61% / 1.00%	11.97%	6/30/2025	3,096	3,068	3,068	0.33%
Spark Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/15/2031	—	(18)	(19)	0.00%
Spark Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.77%	10/15/2031	4,844	4,758	4,771	0.52%
Spark Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.77%	10/15/2031	1,406	1,386	1,385	0.15%
Spark Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/15/2031	—	(18)	(15)	0.00%
WC PLG Buyer, Inc Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	12/31/2049	—	(16)	(16)	0.00%
WC PLG Buyer, Inc Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.81%	12/31/2049	7,000	6,930	6,930	0.75%
WC PLG Buyer, Inc Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.81%	12/31/2049	5,356,808	5,303	5,303	0.58%

						$29,118	$29,133	3.18%
Electronic Equipment & Instruments
Dwyer Instruments, LLC_Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	7/20/2029	$—	$(7)	$(7)	0.00%
Dwyer Instruments, LLC_Revolver	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	7/20/2029	—	(17)	(17)	0.00%
Dwyer Intrumnets, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	9.27%	7/20/2029	10,889	10,780	10,780	1.18%
Fortis Payment Systems, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.95%	2/13/2026	4,910	4,897	4,910	0.54%
REE Holdings III Corp. Term Loan (Rees Scientific Corporation)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.99%	11/4/2028	4,912	4,861	4,913	0.53%

						$20,514	$20,579	2.25%
Electronic Manufacturing Services
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.65% / 1.00%	10.98%	10/5/2027	$155	$155	$150	0.02%
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.02% /1.90%	10/5/2027	2,596	2,575	2,524	0.27%

						$2,730	$2,674	0.29%
Environmental & Facilities Services
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	6/14/2026	$—	$—	$—	0.00%
AVW WV Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.08%	3/17/2027	7,404	7,378	7,380	0.80%
CARDS Acquisition, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/12/2026	—	(38)	—	0.00%
CARDS Acquisition, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.80%	8/12/2029	871	858	871	0.10%
CARDS Acquisition, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.58%	8/12/2029	4,090	4,052	4,040	0.44%
CARDS Acquisition, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	8/12/2029	2,958	2,914	2,922	0.32%
Creative Multicare, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.59%	3/27/2030	4,963	4,909	4,903	0.54%
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/19/2029	—	(12)	—	0.00%
HEF Safety Ultimate Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	11/19/2029	2,580	2,535	2,504	0.27%
O6 Environmental, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.78%	6/30/2027	1,048	1,043	1,048	0.11%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Environmental & Facilities Services (continued)
O6 Environmental, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.67%	6/30/2027	1,427	1,409	1,408	0.15%
Rotolo Consultants, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.21% / 1.00%	11.73%	12/20/2026	3,144	3,097	3,131	0.34%
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 4.00% / 1.00%	11.50%	9/4/2029	1,580	1,550	1,561	0.17%
Vortex Companies, LLC Amendment No. 4 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.38%	9/4/2029	2,250	2,233	2,233	0.24%
Vortex Companies, LLC Term Loan Delayed Draw Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.36%	9/4/2029	2,932	2,900	2,900	0.32%
Vortex Companies, LLC Term Loan Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.36%	9/4/2029	3,028	2,995	2,995	0.33%
Vortex Intermediate, LLC Revolver Amendment No. 4 Incremental	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.57%	4/9/2029	74	69	69	0.01%

						$37,892	$37,965	4.14%
Food Distributors
Costanzo’s Bakery, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.58%	6/18/2027	$204	$203	$202	0.02%
Costanzo’s Bakery, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	6/18/2027	2,962	2,937	2,933	0.32%
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/1/2030	—	(28)	(4)	0.00%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.60% / 1.00%	10.17%	8/1/2030	4,078	4,031	4,019	0.44%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	10.17%	8/1/2030	599	590	590	0.06%
Heritage Foodservice Investment, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/1/2030	—	(7)	(1)	0.00%
Recipe Acquisition Corp. Delayed Draw Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/31/2031	—	—	(24)	0.00%
Recipe Acquisition Corp. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.60%	7/31/2031	206	201	196	0.02%
Recipe Acquisition Corp. Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.60%	7/31/2031	7,737	7,699	7,611	0.83%
Rushmore Investment III LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.34%	10/18/2030	3,990	3,951	3,943	0.43%
Rushmore Investment III LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.34%	10/18/2030	8,437	8,276	8,339	0.91%

						$27,853	$27,804	3.03%
Health Care Distributors
ASP Global Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.61%	7/31/2029	$1,534	$1,514	$1,534	0.17%
ASP Global Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.61%	7/31/2029	5,188	5,139	5,174	0.57%
ASP Global Holdings, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 4.25% / 1.00%	11.75%	7/31/2029	215	209	215	0.02%
HEC Purchaser Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/17/2029	—	(11)	(1)	0.00%
HEC Purchaser Corp. Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.75%	6/17/2029	8,426	8,314	8,380	0.91%
IDC Infusion Services, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.26%	7/7/2028	6,000	5,934	5,932	0.65%

						$21,099	$21,234	2.32%
Health Care Equipment
Artivion, Inc. Closing Date Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 2.00%	11.09%	1/18/2030	$1,059	$1,057	$1,060	0.12%
Artivion, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 2.00%	1.00%	1/18/2030	—	—	—	0.00%
Blades Buyer, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.60%	4/1/2026	4,924	4,910	4,924	0.54%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.60% / 1.00%	9.96%	6/10/2027	4,936	4,931	4,937	0.54%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.96%	6/10/2027	3,853	3,753	3,853	0.42%
Medical Device Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.35% / 1.00%	10.68%	7/11/2029	4,389	4,307	4,327	0.47%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Equipment (continued)
Medical Device Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.00% / 1.00%	0.50%	7/11/2029	—	—	(12)	0.00%
Pediatric Home Respiratory Services, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/23/2030	—	(3)	(3)	0.00%
Pediatric Home Respiratory Services, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.78%	12/23/2030	215	211	211	0.02%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.78%	12/23/2030	6,172	6,156	6,156	0.67%
Pediatric Home Respiratory Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.78%	12/23/2030	6,172	6,156	6,156	0.67%
SunMed Group Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 0.75%	10.19%	6/16/2028	4,924	4,833	4,899	0.53%

						$36,311	$36,508	3.98%
Health Care Facilities
Community Care Partners, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.11% / 1.00%	10.47%	6/10/2026	$1,972	$1,962	$1,900	0.21%
IPC Pain Acquisition, LLC Delayed Draw Tem Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.01% / 1.00%	10.34%	5/19/2027	2,674	2,646	2,674	0.29%
SDG Mgmt Company, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 0.75%	10.34%	7/3/2028	792	791	792	0.08%
SDG Mgmt Company, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 0.75%	9.88%	7/3/2028	1,561	1,544	1,546	0.17%

						$6,943	$6,912	0.75%
Health Care Services
Advanced Medical Management, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 0.00%	11.00%	12/18/2026	$6,618	$6,448	$6,470	0.71%
Advanced Medical Management, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/18/2026	—	(23)	(21)	0.00%
Apex Dental Partners, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/29/2030	—	(2)	(24)	0.00%
Apex Dental Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.85%	10/29/2030	8,581	8,560	8,559	0.93%
Apex Dental Partners, LLC_Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.77%	10/29/2030	1,933	1,922	1,922	0.21%
BCDI Rodeo Dental Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.91%	5/14/2025	1,256	1,249	1,247	0.14%
BCDI Rodeo Dental Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.91%	5/14/2025	5,635	5,604	5,594	0.61%
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.40% / 1.00%	9.91%	5/14/2025	1,002	989	984	0.11%
BCDI Rodeo Dental Buyer, LLC Second Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.40% / 1.00%	9.91%	5/14/2025	122	122	121	0.01%
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 0.00%	10.33%	7/9/2025	1,749	1,749	1,749	0.19%
CCHN Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.61%	4/1/2030	5,969	5,859	5,950	0.65%
CVAUSA Management, LLC Primary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	5/22/2029	—	(10)	—	0.00%
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	5/22/2029	—	(6)	—	0.00%
CVAUSA Management, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	11.12%	5/22/2029	1,960	1,948	1,959	0.21%
Dentive, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 0.75%	11.35%	12/22/2028	2,243	2,216	2,219	0.24%
Dentive, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.75% / 0.75%	11.08%	12/22/2028	1,734	1,714	1,718	0.19%
Dentive, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 0.75%	11.08%	12/22/2028	2,781	2,761	2,756	0.30%
Dentive, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.75% / 0.75%	11.39%	12/22/2028	354	345	354	0.04%
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.85% / 1.00%	10.21%	4/21/2028	5,935	5,866	5,935	0.65%
Elevate HD Parent, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.10% / 1.00%	10.46%	8/20/2029	4,938	4,854	4,901	0.53%
Eval Home Health Solutions Intermediate, L.L.C. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.11%	5/10/2030	2,136	2,106	2,105	0.23%
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/10/2030	—	(1)	(1)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
Fort B.V. 2024 Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.00% / 0.00%	11.21%	1/12/2034	6,000	5,948	5,971	0.65%
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/13/2030	—	—	(4)	0.00%
Gen4 Dental Partners OPCO, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.31%	5/13/2030	5,686	5,637	5,681	0.62%
Gen4 Dental Partners OPCO, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/13/2030	—	—	(3)	0.00%
GI MSO, Inc. Second Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 4.50% / 1.00%	8.94%	6/5/2025	4,924	4,916	4,920	0.54%
Home Care Assistance, LLC Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.53%	3/30/2027	2,987	2,971	2,896	0.31%
Houseworks Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.76%	12/15/2028	463	457	435	0.05%
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/15/2028	—	—	(14)	0.00%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.76%	12/15/2028	4,921	4,827	4,799	0.52%
Houseworks Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.76%	12/15/2028	2,469	2,366	2,381	0.26%
Kabafusion Parent LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/24/2031	—	(7)	(4)	0.00%
Kabafusion Parent LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.33%	11/24/2031	5,700	5,672	5,675	0.62%
Kabafusion Parent LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.33%	11/24/2031	5,700	5,672	5,675	0.62%
MB2 Dental Solutions, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.86%	2/13/2031	4,280	4,242	4,256	0.46%
MB2 Dental Solutions, LLC Revolving Commitment	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2031	—	(3)	(3)	0.00%
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.86%	2/13/2031	305	304	305	0.03%
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	10.02%	2/13/2031	618	614	613	0.07%
Medina Health, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2028	—	(6)	(6)	0.00%
Medina Health, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.58%	10/20/2028	3,067	3,014	3,022	0.33%
Medrina, LLC Initial Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/20/2029	—	(8)	—	0.00%
Medrina, LLC Initial Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.44%	10/20/2029	3,686	3,605	3,647	0.40%
Medrina, LLC Revolving Facility	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2029	—	(11)	—	0.00%
NORA Acquisition, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2029	—	(8)	—	0.00%
NORA Acquisition, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.35% / 1.00%	10.68%	8/31/2029	3,072	3,004	2,991	0.32%
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.78%	10/29/2027	336	315	335	0.04%
North Haven USHC Acquisition, Inc. Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.73%	10/29/2027	2,686	2,666	2,664	0.29%
OIA Acquisition, LLC Effective Date Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.35% / 1.00%	9.60%	10/19/2027	4,911	4,882	4,911	0.53%
Point Quest Acquisition, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.65% / 1.00%	10.12%	8/14/2028	619	610	610	0.07%
Point Quest Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.65% / 1.00%	10.17%	8/14/2028	4,811	4,742	4,739	0.52%
Point Quest Acquisition, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.65% / 1.00%	10.29%	8/14/2028	685	670	679	0.07%
Point Quest Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.65% / 1.00%	10.17%	8/14/2028	4,322	4,256	4,235	0.46%
Premise Health Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.82%	3/3/2031	1,539	1,528	1,539	0.17%
RBFD Buyer, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/9/2030	—	(12)	(12)	0.00%
RBFD Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.57%	12/9/2030	6,485	6,402	6,402	0.70%
RBFD Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57%	12/9/2030	2,779	2,744	2,744	0.30%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Health Care Services (continued)
RBFD Buyer, LLC_Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/9/2030	—	(24)	(24)	0.00%
RCP TCT, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.01% / 1.00%	9.53%	12/31/2027	4,048	4,027	4,036	0.44%
Salt Dental Collective, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.85% / 1.00%	11.21%	2/15/2028	4,944	4,904	4,845	0.53%
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.53%	3/30/2027	1,835	1,826	1,772	0.19%
TheKey, LLC Tranche B-1 Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.53%	3/30/2027	90	90	87	0.01%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	6/10/2026	—	(11)	—	0.00%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	3/27/2028	2,488	2,455	2,454	0.27%
TVG Shelby Buyer, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	3/27/2028	—	(3)	—	0.00%
Vital Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.83%	8/7/2030	4,090	4,010	4,030	0.44%
Vital Purchaser, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	8/7/2030	1,404	1,391	1,384	0.15%
Vital Purchaser, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/7/2030	—	20	—	0.00%

						$154,964	$155,160	16.93%
Health Care Technology
Bobcat Purchaser, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	9.07%	6/14/2030	$470	$461	$470	0.05%
Bobcat Purchaser, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	9.07%	6/14/2030	1,505	1,475	1,496	0.16%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Five Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.83%	6/24/2026	165	164	164	0.02%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Four Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	6/24/2026	2,015	2,004	2,005	0.22%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Six Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	6/24/2026	576	573	573	0.06%
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Three Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.10%	6/24/2026	551	551	549	0.06%
GHA Buyer, Inc. (aka Cedar Gate) Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.83%	6/24/2026	156	155	155	0.02%
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/24/2026	—	(1)	—	0.00%
Iodine Software, LLC Closing Date Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.61%	5/19/2027	2,054	2,054	2,054	0.23%
Iodine Software, LLC Delayed Draw Term Loan Amend No. 3	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/31/2027	—	—	—	0.00%
Iodine Software, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/19/2027	—	—	—	0.00%
Iodine Software, LLC Term Loan B	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.61%	5/31/2027	1,409	1,409	1,409	0.15%
Medical Technology Solutions, LLC Delayed Draw C Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 10.97% / 1.00%	10.97%	4/27/2026	1,288	1,269	1,288	0.14%
Medical Technology Solutions, LLC Sixth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.40% / 1.00%	10.97%	4/27/2026	1,411	1,390	1,398	0.15%

						$11,504	$11,561	1.26%
Heavy Electrical Equipment
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/11/2028	$—	$(1)	$(1)	0.00%
Faraday Buyer, LLC First Amendment Term Loan (MacLean Power Systems)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.33%	10/11/2028	581	573	579	0.06%

						$572	$578	0.06%
Highways & Railtracks
R1 Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	10.84%	12/29/2028	$4,925	$4,886	$4,885	0.53%
Home Improvement Retail
TMSC OpCo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/30/2026	$—	$—	$—	0.00%
TMSC OpCo, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.46%	4/30/2026	3,618	3,618	3,618	0.39%

						$3,618	$3,618	0.39%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Homebuilding
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.85% / 1.50%	11.21%	11/27/2028	$2,487	$2,446	$2,449	0.27%
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.85% / 1.50%	11.21%	11/27/2028	2,487	2,446	2,449	0.27%

						$4,892	$4,898	0.54%
Hotels, Resorts & Cruise Lines
Pyramid Management Advisors, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.25%	9.88%	1/19/2028	$4,925	$4,797	$4,925	0.54%
Household Appliances
Dusk Acquisition II Corporation Term Loan Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.33%	12/19/2029	$7,000	$6,862	$6,860	0.75%
Dusk Acquisition II Corporation Term Loan Incremental	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.33%	12/19/2029	7,000	6,862	6,860	0.75%
Evriholder Acquisition, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.90% / 1.50%	11.23%	1/24/2028	3,897	3,857	3,875	0.42%
WF Enterprises, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.35% / 1.00%	8.60%	11/9/2027	4,578	4,553	4,567	0.50%

						$22,134	$22,162	2.42%
Housewares & Specialties
AmerCareRoyal, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/10/2030	$—	$—	$—	0.00%
AmerCareRoyal, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.36%	9/10/2030	1,295	1,283	1,295	0.14%
AmerCareRoyal, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.36%	9/10/2030	4,100	4,060	4,066	0.44%
AmerCareRoyal, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.36%	9/10/2030	4,033	3,992	3,999	0.44%
AmerCareRoyal, LLC U.S. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.34%	9/10/2030	1,009	997	1,009	0.11%
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 1.00%	10.23%	3/22/2028	3,610	3,582	3,530	0.39%
Axis Portable Air, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.90% / 1.00%	10.23%	3/22/2028	873	866	868	0.09%
Axis Portable Air, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/22/2028	—	(8)	—	0.00%
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.90% / 1.00%	10.23%	3/22/2028	1,790	1,764	1,790	0.20%
TPC US Parent, LLC Fourth Amendment Incremental Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	10.49%	11/22/2025	744	737	736	0.08%

						$17,273	$17,293	1.89%
Human Resource & Employment Services
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.43% / 1.00%	11.85%	3/26/2029	$7,980	$7,834	$7,852	0.86%
PCS Midco, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.08%	3/1/2030	1,824	1,797	1,799	0.19%
PCS Midco, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.41%	3/1/2030	9	9	9	0.00%
PCS Midco, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	10.08%	3/1/2030	3	3	3	0.00%

						$9,643	$9,663	1.05%
Industrial Machinery
Astro Acquisition, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.82%	12/13/2027	$7,940	$7,876	$7,835	0.86%
Helios Service Partners, LLC_Delayed Draw Term Loan 2022	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	3/19/2027	—	(14)	(15)	0.00%
Helios Service Partners, LLC_Delayed Draw Term Loan Third Amendment	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	3/19/2027	—	(28)	(30)	0.00%
Helios Service Partners, LLC_Delayed Draw Term Loan Third Amendment Incremental	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	3/19/2027	—	—	(15)	0.00%
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.38%	12/7/2028	5,668	5,594	5,615	0.61%
Orion Group HoldCo, LLC Term Loan (Astra Services Partners)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	11.19%	3/19/2027	4,404	4,377	4,395	0.48%
Sonny’s Enterprises, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% / 1.00%	9.99%	8/5/2028	894	884	878	0.10%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Industrial Machinery (continued)
Sonny’s Enterprises, LLC Restatement Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% / 1.00%	9.92%	8/5/2028	4,037	3,992	3,979	0.43%
Sonny’s Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.65% / 1.00%	10.24%	8/5/2028	36	33	36	0.00%
Tank Holding Corp. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.10% / 0.75%	10.44%	3/31/2028	4,231	4,191	4,256	0.46%
Tank Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.25%	3/31/2028	4,924	4,864	4,876	0.53%

						$31,769	$31,810	3.47%
Insurance Brokers
Alera Group, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.09%	10/2/2028	$628	$609	$609	0.07%
Alkeme Intermediary Holdings, LLC Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.08%	10/28/2026	4,989	4,915	4,932	0.54%
Arden Purchaser, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	5.25%	11/22/2030	327	311	311	0.03%
Arden Purchaser, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 1.00%	9.58%	11/22/2030	11,765	11,648	11,647	1.27%
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	4/14/2028	—	—	(32)	0.00%
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.00%	11/30/2029	624	617	624	0.07%
Inszone Mid, LLC A&R Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.50%	11/30/2029	744	741	744	0.08%
Integrity Marketing Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.51%	8/25/2028	12,469	12,448	12,469	1.36%
Keystone Agency Partners LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	5/3/2027	2,962	2,940	2,916	0.32%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 0.75%	10.26%	11/1/2029	84	84	84	0.01%
Oakbridge Insurance Agency LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.23%	11/1/2029	451	448	451	0.05%
Peter C. Foy & Associates Insurance Services, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 0.75%	10.86%	11/1/2028	2,469	2,425	2,420	0.26%
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.83%	11/1/2028	1,211	1,203	1,199	0.13%
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.83%	11/1/2028	4,396	4,352	4,364	0.48%
Tricor, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.74%	10/22/2026	1,193	1,193	1,193	0.13%
Tricor, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.10% / 1.00%	9.46%	10/22/2026	144	144	144	0.01%
Tricor, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.46%	10/22/2026	3,173	3,173	3,173	0.35%
Worldwide Insurance Network, LLC DDTL	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.81% / 0.75%	10.32%	5/28/2030	731	722	731	0.08%
Worldwide Insurance Network, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.70% / 0.75%	10.22%	5/28/2030	2,493	2,470	2,477	0.27%

						$50,443	$50,456	5.51%
Interactive Home Entertainment
Five Star Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.15% / 1.50%	11.66%	2/23/2028	$56	$54	$54	0.01%
Track Branson Opco, LLC, The Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.50%	0.50%	2/23/2028	—	(2)	—	0.00%
Track Branson OpCo, LLC, The Term Loan A	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.15% / 1.50%	11.66% /1.00%	2/23/2028	1,590	1,556	1,529	0.17%

						$1,608	$1,583	0.18%
Internet & Direct Marketing Retail
Berlin Rosen Acquisition, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	9.98%	1/14/2027	$600	$590	$592	0.06%
Berlin Rosen Acquisition, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(10)	1M SOFR + 5.50% / 1.00%	9.98%	1/14/2027	600	590	592	0.06%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(1)(2)(3)(4)(5)(7)	1M SOFR + 5.60% / 1.00%	10.15%	1/14/2027	1,823	1,802	1,805	0.20%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.60% / 1.00%	10.15%	1/14/2027	1,823	1,802	1,805	0.20%
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	10.15%	1/14/2027	2,153	2,127	2,131	0.23%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Internet & Direct Marketing Retail (continued)
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 1.00%	10.15%	1/14/2027	3,518	3,477	3,482	0.38%
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	10.15%	1/14/2027	1,365	1,352	1,351	0.15%

						$11,740	$11,758	1.28%
Internet Services & Infrastructure
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.33%	12/31/2027	$2,775	$2,693	$2,775	0.30%
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/30/2029	—	(8)	(8)	0.00%
Salute Mission Critical, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/30/2029	—	(7)	(7)	0.00%
Salute Mission Critical, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.36%	11/30/2029	4,093	4,052	4,052	0.44%
Salute Mission Critical, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.36%	11/30/2029	4,196	4,155	4,155	0.46%

						$10,885	$10,967	1.20%
Investment Banking & Brokerage
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.61%	6/30/2028	$2,495	$2,491	$2,494	0.27%
Cherry Bekaert Advisory LLC Amendment No. 1 Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.61%	6/30/2028	2,163	2,139	2,153	0.24%
DOXA Insurance Holdings LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.75%	9.91%	12/20/2030	456	454	456	0.05%
DOXA Insurance Holdings LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.60%	12/20/2030	497	497	497	0.05%

						$5,581	$5,600	0.61%
IT Consulting & Other Services
ACP Avenu Buyer, LLC Delayed TL	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.84%	10/2/2029	$273	$273	$273	0.03%
ACP Avenu Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.85%	10/2/2029	60	54	54	0.01%
ACP Avenu Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.84%	10/2/2029	1,546	1,512	1,512	0.17%
Alta Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	12/21/2027	1,109	1,095	1,107	0.12%
Alta Buyer, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	12/21/2027	573	573	568	0.06%
Alta Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	12/21/2027	3,762	3,717	3,706	0.40%
Aptean Acquiror Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.32%	1/30/2031	85	65	85	0.01%
Aptean Acquiror Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/30/2031	—	—	(1)	0.00%
Aptean Acquiror Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.18% / 0.75%	9.81%	1/30/2031	271	264	271	0.03%
Aptean Acquiror Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.18% / 0.75%	9.81%	1/30/2031	4,945	4,903	4,945	0.54%
Argano, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/13/2029	—	(10)	(12)	0.00%
Argano, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.15%	9/13/2029	4,090	4,031	4,022	0.44%
Argano, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.15%	9/13/2029	5,849	5,776	5,753	0.63%
Argano, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/13/2029	—	(5)	(2)	0.00%
BCM One, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.60% / 1.00%	8.85%	11/17/2027	4,666	4,646	4,666	0.51%
By Light Professional IT Services LLC Existing Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.98% / 1.00%	11.53%	5/16/2025	1,859	1,852	1,859	0.20%
Enverus Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.86%	12/24/2029	12	12	12	0.00%
Enverus Holdings, Inc.Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	12/24/2029	—	—	(1)	0.00%
Enverus Holdings, Inc.Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 0.75%	9.86%	12/24/2029	5,288	5,219	5,224	0.57%
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2029	—	—	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
IT Consulting & Other Services (continued)
Guidepoint Security Holdings, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.36%	10/2/2029	300	300	300	0.03%
Guidepoint Security Holdings, LLC_Term Loan First Amendment	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	6.00%	2/10/2029	141	139	139	0.01%
IG Investments Holdings, LLC 2024 Refinancing Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.57%	9/22/2028	5,954	5,954	5,954	0.65%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.75% / 1.00%	11.19%	7/26/2027	3,439	3,367	3,382	0.37%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.00%	11.19%	7/26/2027	6,949	6,819	6,835	0.75%
Lighthouse Technologies Holding Corp. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.48%	4/30/2027	175	175	175	0.02%
Lighthouse Technologies Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.48%	4/30/2027	11,408	11,368	11,408	1.24%
Lighthouse Technologies Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/30/2027	—	—	—	0.00%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.08%	6/15/2029	349	341	346	0.04%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.00%	1.00%	6/15/2029	—	(2)	(2)	0.00%
Rural Sourcing Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.08%	6/15/2029	26	21	17	0.00%
Rural Sourcing Holdings, Inc. Term Loan Amendment No. 1	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.00%	10.35%	6/15/2029	263	260	260	0.03%
Rural Sourcing Holdings, Inc. Tranche B Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	11.01%	6/15/2029	1,560	1,522	1,500	0.16%
Upstack Holdco Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	8/23/2031	—	(15)	—	0.00%
Upstack Holdco Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	9.38%	8/25/2031	188	176	187	0.02%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.52%	8/25/2031	4,100	4,059	4,062	0.44%
Upstack Holdco Inc. Term B Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.52%	8/25/2031	4,025	3,985	3,988	0.44%
VRC Companies, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.76% / 1.00%	10.35%	6/29/2027	5,913	5,883	5,906	0.64%
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.65%	6/29/2027	272	250	235	0.03%
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.34%	6/29/2027	1,994	1,987	1,981	0.22%

						$80,566	$80,714	8.81%
Leisure Facilities
Concert Golf Partners Holdco LLC Initial Term Loan (2022)	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 4.75% / 0.75%	9.13%	4/1/2030	$4,924	$4,924	$4,924	0.54%
Excel Fitness Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.83%	4/27/2029	1,667	1,616	1,667	0.18%
Excel Fitness Holdings, Inc. Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.83%	4/27/2029	472	468	450	0.05%
Excel Fitness Holdings, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.83%	4/27/2029	3,317	3,249	3,313	0.36%

						$10,257	$10,354	1.13%
Leisure Products
BCI Burke Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.08%	12/14/2027	$1,186	$1,177	$1,186	0.13%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	10/10/2026	—	(9)	(10)	0.00%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/10/2026	—	(12)	(13)	0.00%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.08%	12/14/2027	3,770	3,736	3,732	0.41%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.08%	12/14/2027	4,616	4,574	4,570	0.50%
KSKI Holdings 2, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 7.25% / 1.25%	11.58%	6/30/2028	4,938	4,823	4,710	0.51%
Painful Pleasures, LLC Term Loan fka Artifex	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	10.19%	8/31/2026	1,202	1,201	1,198	0.13%
Painful Pleasures, LLC Third Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	1M SOFR + 5.61% / 1.00%	10.19%	8/31/2026	3,729	3,714	3,726	0.41%

						$19,204	$19,099	2.09%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Life & Health Insurance
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.60%	6/1/2030	$12,248	$12,127	$12,126	1.32%
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/1/2030	—	(16)	(16)	0.00%

						$12,111	$12,110	1.32%
Life Sciences Tools & Services
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.77%	9/30/2030	$64	$63	$64	0.01%
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed TL	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	9/30/2030	—	—	—	0.00%
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	9/30/2030	—	—	—	0.00%
Bamboo US BidCo LLC (aka Baxter) USD TL	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.77%	9/30/2030	706	700	704	0.08%
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.96%	12/30/2026	2,602	2,588	2,548	0.28%
KL Charlie Acquisition Company Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.96%	12/30/2026	1,956	1,932	1,920	0.21%
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	12/30/2026	—	2	—	0.00%
KL Moon Acquisition, LLC 2024 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57% /2.75%	2/1/2029	655	639	623	0.07%
KL Moon Acquisition, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57% /2.75%	2/1/2029	1,643	1,624	1,563	0.17%
KL Moon Acquisition, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.75% / 1.00%	12.32% /2.75%	2/1/2029	352	352	335	0.03%

						$7,900	$7,757	0.85%
Metal & Glass Containers
Keg Logistics LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.67%	11/23/2027	$4,432	$4,385	$4,388	0.48%
Movies & Entertainment
Broadcast Music, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	10.39%	2/8/2030	$1,572	$1,566	$1,567	0.17%
Office Services & Supplies
Advanced Web Technologies Holding Company Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.56%	12/17/2026	$780	$769	$768	0.08%
Advanced Web Technologies Holding Company Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.25% / 1.00%	10.58%	12/17/2026	49	49	49	0.01%
Advanced Web Technologies Holding Company Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	8.31%	12/17/2026	1,982	1,954	1,953	0.21%
Ergotron Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 0.75%	9.61%	7/6/2028	4,521	4,521	4,521	0.49%
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.15% / 1.00%	10.48%	12/15/2026	552	517	525	0.06%
Forward Solutions, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	10.48%	12/15/2026	657	647	650	0.07%

						$8,457	$8,466	0.92%
Oil & Gas Equipment & Services
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.10% / 2.00%	11.46%	7/31/2028	$474	$452	$461	0.05%
Jones Industrial Holdings, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.10% / 2.00%	11.46%	7/31/2028	1,995	1,917	1,902	0.21%

						$2,369	$2,363	0.26%
Other Diversified Financial Services
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.28%	10/1/2027	$1,129	$1,121	$1,121	0.12%
Citrin Cooperman Advisors LLC 2022-2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 5.00% / 0.75%	9.28%	10/1/2027	3,802	3,736	3,762	0.41%
Convera International Financial S.a r.l. Incremental Term Loan	(1)(3)(5)(7)(9)(10)	3M SOFR + 6.15% / 0.75%	10.48%	3/1/2028	2,955	2,908	2,904	0.32%
Convera International Holdings Limited Term Loan	(1)(3)(5)(7)(9)(10)	3M SOFR + 6.00% / 0.75%	10.33%	1/3/2028	404	398	398	0.04%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.59%	6/15/2029	1,711	1,682	1,698	0.19%
Lido Advisors, LLC_Delayed Draw Term Loan Seventh Amendment	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.52%	6/15/2029	726	712	716	0.08%

						$10,557	$10,599	1.16%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Packaged Foods & Meats
Chef Merito, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.90% / 1.00%	10.23%	7/15/2028	$424	$414	$424	0.05%
Chef Merito, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.90% / 1.00%	10.23%	7/15/2028	424	414	424	0.05%
Chef Merito, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/15/2028	—	(8)	(3)	0.00%
Chef Merito, LLC First Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.67%	7/15/2028	2,558	2,495	2,526	0.27%
Chef Merito, LLC Second Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	10.23%	7/15/2028	1,136	1,115	1,117	0.12%
Demakes Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	12/12/2029	—	—	—	0.00%
Demakes Borrower, LLC Term B Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.45%	12/12/2029	345	345	345	0.04%
Gastronome Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.15% / 1.00%	9.48%	11/18/2027	4,730	4,704	4,730	0.51%
Huron Bidco, INC. Incremental Term Loan B1 (KNPC Holdco)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.10% / 1.00%	12.24%	10/22/2029	737	728	710	0.08%
KNPC Holdco, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	10.99%	10/22/2029	4,889	4,830	4,749	0.52%
KNPC Holdco, LLC Tranche D-1 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	10.27%	10/22/2029	5,000	5,000	5,000	0.54%
Nellson Nutraceutical, LLC Term A-1 Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.85% / 1.00%	10.40%	12/23/2025	4,932	4,910	4,848	0.53%
Patriot Foods Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.11%	12/24/2029	4,950	4,894	4,901	0.53%
Signature Brands, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 9.76% / 1.75%	14.28% /3.00%	5/4/2028	4,516	4,445	4,300	0.47%
Signature Brands, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.61% / 1.75%	10.97%	5/4/2028	259	256	247	0.03%
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	10.15%	3/31/2029	2,292	2,220	2,232	0.24%
Western Smokehouse Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	10.15%	3/31/2029	2,292	2,264	2,264	0.25%
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	10.28%	2/9/2028	194	191	192	0.02%
ZB Holdco LLC 2023-1 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	9.98%	2/9/2028	154	152	151	0.02%

						$39,369	$39,157	4.27%
Paper Packaging
Arctic Holdco, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.46%	12/23/2026	$5,528	$5,528	$5,528	0.60%
Arctic Holdco, LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.10% / 1.00%	10.46%	12/23/2026	354	354	354	0.04%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 1	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.35% / 1.50%	10.75%	3/5/2027	2,716	2,666	2,671	0.29%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 2	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.35% / 1.50%	10.75%	3/5/2027	2,222	2,181	2,207	0.24%

						$10,729	$10,760	1.17%
Personal Products
Kinetic Purchaser, LLC - Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	10.75%	11/10/2027	$2,019	$1,961	$1,949	0.21%
Loving Tan Intermediate II Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.35%	5/31/2028	2,728	2,669	2,703	0.30%
Loving Tan Intermediate II Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 1.00%	10.35%	5/31/2028	104	97	104	0.01%
Phoenix YW Buyer, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/31/2030	—	(3)	—	0.00%
Phoenix YW Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	5/31/2030	8,138	8,023	8,109	0.88%
RoC Holdco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.75%	11.13%	2/21/2031	4,236	4,200	4,211	0.46%
RoC Holdco LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/21/2030	—	(5)	—	0.00%

						$16,942	$17,076	1.86%
Pharmaceuticals
Creek Parent, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 0.75%	12.75%	12/18/2031	$14,076	$13,935	$13,935	1.52%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Pharmaceuticals (continued)
Creek Parent, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/18/2031	—	(20)	(20)	0.00%
Pet FLavor, LLC Term A Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.33%	12/15/2026	5,003	4,983	4,953	0.54%
PharmaLogic Holdings Corp. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/21/2030	—	(18)	(17)	0.00%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57%	6/21/2030	7,372	7,267	7,269	0.79%
Sequon, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.59%	12/29/2026	4,913	4,892	4,859	0.53%

						$31,039	$30,979	3.38%
Real Estate Development
Discovery SL Management, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.88%	3/18/2030	$1,737	$1,725	$1,715	0.19%
Discovery SL Management, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.88%	3/18/2030	291	290	290	0.03%
Discovery SL Management, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/18/2030	—	(3)	(1)	0.00%
Discovery SL Management, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/18/2030	—	(1)	—	0.00%
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/22/2028	—	—	—	0.00%

						$2,011	$2,004	0.22%
Real Estate Operating Companies
Associations, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.76% / 1.00%	11.28%	7/2/2028	$217	$217	$217	0.02%
Associations, Inc. Special Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.76% / 1.00%	11.32%	7/3/2028	90	90	90	0.01%
Associations, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.76% / 0.00%	11.32%	7/2/2028	6,972	6,937	6,930	0.76%

						$7,244	$7,237	0.79%
Real Estate Services
BBG, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	1M SOFR + 1.00% / 1.00%	5.59% /5.75%	1/8/2026	$6,292	$6,101	$5,842	0.64%
Vacation Rental Brands, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	10.09%	9/6/2031	1,122	1,057	1,121	0.12%
Vacation Rental Brands, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.58%	9/6/2031	184	176	184	0.02%
Vacation Rental Brands, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	10.24%	9/6/2031	4,090	4,031	4,045	0.44%
Vacation Rental Brands, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	9/6/2031	1,274	1,262	1,260	0.14%

						$12,627	$12,452	1.36%
Research & Consulting Services
Accordion Partners LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/17/2031	$—	$(9)	$(9)	0.00%
Accordion Partners LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.58%	11/17/2031	10,957	10,886	10,886	1.19%
Accordion Partners LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/17/2031	—	(10)	(10)	0.00%
BDO USA, P.C. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 2.00%	9.52%	8/31/2028	4,938	4,857	4,888	0.53%
BNI Global, LLC Dollar Delayed Draw Term Loan (2021)	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	9.96%	5/1/2027	1,897	1,878	1,879	0.20%
BNI Global, LLC Initial Dollar Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	9.96%	5/1/2027	4,786	4,738	4,744	0.52%
BNI Global, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/1/2027	—	—	(2)	0.00%
Crete PA Holdco, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/26/2030	—	10	10	0.00%
Crete PA Holdco, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.52%	11/26/2030	6,512	6,479	6,479	0.71%
Crete PA Holdco, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/26/2030	—	1	1	0.00%
CSG Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/29/2029	—	(3)	(25)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Research & Consulting Services (continued)
CSG Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.59%	7/29/2029	5,499	5,434	5,372	0.58%
CSG Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% /1.00%	0.50%	7/29/2029	—	(4)	(8)	0.00%
Ethos Risk Services, LLC Delayed Draw Term C Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.00%	0.75%	5/1/2027	—	(10)	(10)	0.00%
Ethos Risk Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.11%	5/1/2027	5,280	5,216	5,197	0.57%
First Legal Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.00%	0.75%	7/1/2031	—	(7)	—	0.00%
First Legal Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/1/2030	—	(6)	(1)	0.00%
First Legal Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	7/1/2030	5,106	5,070	5,099	0.55%
Gerson Lehrman Group, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% / 1.00%	9.73%	12/13/2027	4,974	4,898	4,975	0.54%
Liberty Purchaser, LLC Delayed Draw Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% /0.75%	9.67%	11/22/2029	1,174	1,174	1,175	0.13%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.67%	11/22/2029	4,195	4,195	4,195	0.46%
ManTech International Corporation 2024 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.59%	9/14/2029	4,204	4,204	4,162	0.45%
ManTech International Corporation Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	9/14/2029	—	(106)	—	0.00%
Sagebrush Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	7/1/2030	—	(11)	(6)	0.00%
Sagebrush Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.36%	7/1/2030	6,190	6,102	6,062	0.66%
Smartronix, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.10% / 1.00%	10.35%	11/23/2028	4,936	4,926	4,907	0.54%
SourceHOV Tax, LLC Initial Term A Loan	(1)(2)(3)(4)(5)(7)(11)	6M SOFR + 6.01% / 1.00%	10.34%	4/6/2028	4,912	4,882	4,656	0.51%
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%	9/27/2027	—	(6)	—	0.00%
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 0.50%	0.50%	9/27/2031	—	(7)	—	0.00%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.50%	9.51%	9/27/2027	307	306	304	0.03%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.50%	9.51%	9/27/2027	5,175	5,127	5,125	0.56%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.50%	9.51%	9/27/2027	4,868	4,821	4,820	0.53%

						$85,025	$84,865	9.26%
Restaurants
Ampler Qsr Holdings LLC 202a4 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.42%	7/21/2027	$5,114	$5,078	$5,044	0.55%
Soft Drinks
Refresh Buyer, LLC Delayed Term Loan (Sunny Sky Products)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.25% / 0.75%	9.33%	12/23/2028	$4,912	$4,882	$4,879	0.53%
Specialized Consumer Services
3 Step Sports LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 7.75% / 1.00%	13.02% /1.50%	10/2/2029	$149	$139	$129	0.01%
3 Step Sports LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.60% /1.50%	10/2/2029	683	670	660	0.07%
Anderson Group Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	9.35%	12/25/2028	4,924	4,899	4,924	0.54%
Any Hour LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.50%	9.33%	5/23/2030	201	185	200	0.02%
Any Hour LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.50%	9.65%	5/23/2030	499	484	483	0.05%
Any Hour LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.50%	9.33%	5/23/2030	7,081	6,980	6,973	0.76%
Arcticom Group Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.07% /4.00%	12/22/2027	47	46	46	0.01%
Arcticom Group Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.00%	1.00% /4.00%	12/22/2027	—	—	—	0.00%
Arcticom Group Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.50% / 1.00%	8.07% /4.00%	12/22/2027	199	198	199	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes	Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Specialized Consumer Services (continued)
Arcticom Group Third Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.07% / 1.00%	12.07%	12/22/2027	50	49	49	0.01%
KL Stockton Intermediate II, LLC PIK Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 13.00% / 0.50%	0.00% / 13.00%	5/23/2031	1,904	1,870	1,864	0.20%
Modigent, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.50% / 0.75%	10.83%	8/23/2028	127	127	127	0.01%
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	2/2/2027	—	(75)	(75)	-0.01%
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	2/2/2027	8,231	8,107	8,108	0.89%
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	10.20%	12/1/2027	671	661	654	0.07%
W. A. Kendall And Company, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.68% / 1.00%	10.06%	4/22/2030	2,985	2,949	2,967	0.33%
W.A. Kendall and Company, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.80% / 1.00%	10.09%	4/22/2030	4,909	4,874	4,860	0.53%

						$32,163	$32,168	3.51%
Specialty Chemicals
Charkit Chemical Company, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.03% / 1.00%	9.36%	12/29/2026	$4,268	$4,248	$4,264	0.47%
Rocket BidCo, Inc. Term Loan (Recochem)	(1)(3)(5)(7)(12)(19)	3M SOFR + 5.75% / 1.00%	10.32%	11/1/2030	11,250	11,037	11,037	1.20%

						$15,285	$15,301	1.67%
Specialty Stores
Saldon Holdings, Inc. Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.46%	3/13/2026	$598	$598	$598	0.07%
Saldon Holdings, Inc. Initial DDTL Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/13/2026	—	—	—	0.00%

						$598	$598	0.07%
Systems Software
ACP Falcon Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	8/1/2029	$—	$(7)	$—	0.00%
ACP Falcon Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.09%	8/1/2029	2,147	2,096	2,109	0.23%
Computer Services, Inc. 2024-1 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.75%	11/15/2029	516	508	516	0.06%
Computer Services, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	11/15/2029	—	—	—	0.00%
ES Ventures LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.59%	12/13/2028	1,324	1,309	1,308	0.14%
ES Ventures LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.59%	12/13/2028	933	923	922	0.10%

						$4,829	$4,855	0.53%
Technology Distributors
Thames Technology Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.34%	8/31/2029	$787	$778	$778	0.09%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.34%	8/31/2029	4,988	4,920	4,885	0.53%
Thames Technology Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.34%	8/31/2029	3,380	3,285	3,244	0.35%
Thames Technology Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2029	—	—	(12)	0.00%

						$8,983	$8,895	0.97%
Trading Companies & Distributors
AFC-Dell Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.09%	4/9/2027	$2,147	$2,121	$2,085	0.23%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2030	495	490	490	0.05%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2030	1,107	1,076	1,096	0.12%
Apex Service Partners, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2030	2,078	2,058	2,057	0.22%
Apex Service Partners, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2030	4,650	4,540	4,603	0.50%
Apex Service Partners, LLC Incremental Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2030	1,058	1,036	1,058	0.12%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

Investments	Footnotes		Reference Rate Spread /Floor	Cash Interest Rate / PIK Rate	Maturity Date	Outstanding Principal	Cost*	Fair Value	Percentage of Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured (continued)
Trading Companies & Distributors (continued)
Apex Service Partners, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)		3M SOFR + 5.00% / 1.00%	9.51%	10/24/2029	111	110	110	0.01%
Apex Service Partners, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(10)		3M SOFR + 5.00% / 1.00%	9.51%	10/24/2029	206	202	203	0.02%
Hultec Buyer, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)		3M SOFR + 5.75% / 1.00%	10.19%	3/31/2029	4,840	4,752	4,723	0.52%
P.T. International LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)		3M SOFR + 4.60% / 1.00%	9.15%	6/30/2027	4,937	4,913	4,927	0.54%
Red Fox CD Acquisition Corparation Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)		3M SOFR + 6.00% / 1.00%	10.60%	3/4/2030	6,948	6,824	6,861	0.75%
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)		3M SOFR + 1.00% / 0.75%	1.00%	12/28/2029	—	—	(2)	0.00%
SureWerx Purchaser III, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)		3M SOFR + 5.25% / 0.75%	9.58%	12/28/2029	2,056	2,041	2,056	0.22%
						—	—	—
Trench Plate Rental Co. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)		3M SOFR + 5.60% / 1.00%	9.93%	12/3/2026	5,379	5,379	5,379	0.59%
Trench Plate Rental Co. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)		3M SOFR + 5.60% / 1.00%	9.94%	12/3/2026	433	433	433	0.05%

							$35,975	$36,079	3.94%
Trucking
EVDR Purchaser, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)		3M SOFR + 1.00% / 0.75%	1.00%	2/14/2031	$—	$—	$—	0.00%
EVDR Purchaser, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)		PRIME + 4.50% / 0.75%	12.00%	2/14/2031	137	137	137	0.02%
EVDR Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)		3M SOFR + 5.50% / 0.75%	9.86%	2/14/2031	4,768	4,681	4,712	0.51%

							$4,818	$4,849	0.53%

Total First Lien Senior Secured							$1,532,317	$1,532,466	167.23%

Second Lien Senior Secured
Insurance Brokers
SageSure Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)		3M SOFR + 5.26% / 0.00%	11.65%	1/28/2030	$4,472	$4,428	$4,472	0.49%
SageSure Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)		3M SOFR + 1.00% / 0.00%	1.00%	1/28/2030	—	(5)	(5)	0.00%

Total Second Lien Senior Secured							$4,423	$4,467	0.49%

Collateralized Loan Obligations
Asset Management & Custody Banks
CIFC Funding 2024-V	(1)(2)(3)(5)(7)(8)		N/A	N/A	1/22/2038	$—	$4,994	$4,994	0.54%

Total Non-Controlled, Non-Affiliated Debt Investments							$4,994	$4,994	0.54%

Non-Controlled, Non-Affiliated Private Credit Funds
Limited Partnership Interests
Asset Management & Custody Banks
Castlelake Consumer Receivables Opportunity III, L.P. Fund	(1)(2)(6)(13)(14)(15)		N/A	N/A	N/A	—	$5,462	$5,647	$0.61%
Castlelake Consumer Receivables Opportunity IV, L.P.	(1)(2)(6)(13)(14)(16)		N/A	N/A	N/A	—	4,009	4,009	0.44%
Fidelity Evergreen Private Credit Fund LP	(1)(2)(6)(13)(14)(17)		N/A	N/A	N/A	—	16,551	18,959	2.07%

							$26,022	$28,615	3.12%

Total Non-Controlled, Non-Affiliated Private Credit Funds							$26,022	$28,615	3.12%

Total Investments							$1,567,756	$1,570,542	171.38%

Cash Equivalents and Restricted Cash Equivalents
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio—Institutional Class, 4.29% (23,291,535 shares)	(1	)(2)(3)(4)(5)(7)(18)	N/A	N/A	N/A	N/A	$23,292	$23,292	2.54%

Liabilities Less Other Assets								$(677,448)	(74.79%)

Net Assets								$916,385	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC
Consolidated Schedule of Investments – (Continued)
December 31, 2024
(in thousands, except share amounts and percentages)

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
(14)
Private credit funds are generally issued in private placement transactions and as such are generally restricted to resale. There are no circumstances that could cause a lapse in the restriction to resale. Each investment may have been purchased on various dates and for different amounts. Total fair value of restricted private credit funds as of December 31, 2024 was $28,615 or 3.12% of net assets.

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

StepStone Private Credit Fund LLC
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
(amounts in thousands, except share amounts, per share amounts, percentages and as otherwise noted)
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
The Company is conducting a continuous private offering (the “Private Offering”) of up to $10,000,000 of its limited liability company interests (“Shares”) in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder, and pursuant to Regulation S under the Securities Act. In connection with the Private Offering, the Company has entered into, and expects to continue to enter into, subscription agreements with investors (each, a “Subscription Agreement”).
The organizational meeting of the Board of Directors (the “Board”) of the Company was held on January 11, 2023. On January 4, 2023, the Advisor contributed $10 of capital to the Company in exchange for 400 shares of the Company’s Shares. There were no operations prior to April 3, 2023 (commencement of operations).
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
Beginning in the third quarter of 2025, all amounts are presented in thousands, except share amounts, per share data, percentages, and where otherwise indicated. Prior period amounts have been recast to conform to the current presentation.
Beginning in the third quarter of 2025, cash equivalents and restricted cash equivalents are presented in the same line item and cash and restricted cash are presented in the same line item on the consolidated statements of assets and liabilities and in the reconciliation to this statement in the consolidated statements of cash flows. Prior period amounts have been recast to conform to the current presentation.
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
2024-I
LLC
(“2024-I
Issuer”), StepStone CLO
2025-I
LLC
(“2025-I
Issuer”), StepStone SPV Facility V LLC (“SPV Facility V”) and SCRED SPV VI LLC (“SCRED SPV VI”), all of which are bankruptcy remote special purpose vehicles (“SPVs”) organized as Delaware limited liability companies. SPV Facility I, SPV Facility II, SPV Facility III, SPV Facility IV Intermediate Holdco, SPV Facility IV,
2024-I
Issuer,
2025-I
Issuer, SPV Facility V and SCRED SPV VI were established to be utilized in connection with existing or future secured revolving credit facilities or other secured financing arrangements whereby creditors have a claim on the relevant SPV’s assets prior to those assets becoming available to the Company. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation.
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
Private credit funds normally do not have readily available market prices and therefore will be fair valued according to the Valuation Procedures (as defined below) at each determination date. Ordinarily, the fair value of the Company’s investment in a private credit fund is based on the NAV of the investment reported by its investment manager (“Investment Manager”). If the Advisor determines that the most recent NAV reported by the Investment Manager does not represent fair value or if the Investment Manager fails to report a NAV to the Company, a fair value determination is made by the Advisor in accordance with the Valuation Procedures. In making that determination, the Advisor will consider whether it is appropriate, in light of all relevant circumstances, to value such investment at the NAV last reported by its Investment Manager, or whether to adjust such NAV to reflect a premium or discount (adjusted NAV). The NAVs or adjusted NAVs are net of management fees and performance/incentive fees (carried interest) payable by the private credit fund investees pursuant to its respective organizational documents. The value assigned to the investments in private credit funds is based on available information and does not necessarily represent amounts that might be realized, since such amounts depend on future circumstances and cannot reasonably be determined until the underlying investments are actually liquidated. In determining whether valuation adjustments are appropriate, factors assessed include but are not limited to, reviewing the private credit funds’ compliance with U.S. GAAP and valuation procedures in place, current performance and market conditions. The Advisor will consider such information and consider whether it is appropriate, in light of all relevant circumstances, to value the private credit funds at their capital account balance as reported, or adjust such value.

Cost represents capital contributions made by the Company, less return of capital proceeds received from such private credit funds. As of September 30, 2025 and December 31, 2024, the Company had remaining unfunded commitments of $20,337 and $14,052, respectively, to private credit funds.
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
Secured Borrowings
Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying consolidated statements of assets and liabilities as secured borrowings. Premiums payable are separately reported as accrued interest. There were no secured borrowings as of September 30, 2025 and December 31, 2024.
Securities Transactions and Revenue Recognition
Loan transactions are recorded as of the trade date for financial reporting purposes. Realized gains and losses from loans sold are recorded on the identified cost basis. Dividend income, if any, is recorded on the ex-dividend
date.
Purchases of investments in private credit funds and subordinated notes are recorded as of the first day of legal ownership of an investment and redemptions from investments are recorded as of the last day of legal ownership. Realized gains and losses from securities sold are recorded on the identified cost basis. Dividend income from private credit funds, if any, is recorded on the record date.
Interest income is recognized on an accrual basis. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full cash interest or are expected to pay in full cash interest. For those issuers who are in default or are expected to default, cash interest is not accrued and is only recognized when received unless the cash received is applied to principal based upon management’s judgment. Loan origination fees, OID and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income using the effective interest method.
Loans are generally placed on
non-accrual
status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off
by reversing interest income in the period when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of September 30, 2025, the Company had one investment that had an interest default and was placed on non-accrual
status. The amortized cost of investments on
non-accrual
status as of September 30, 2025 was $4,841. No investments were on non-accrual
status as of December 31, 2024.

The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, administration and amendment fees, some of which are paid to the Company on an ongoing basis. These fees, if any, are recognized as earned as a component of “fee income” in the consolidated statements of operations. No such fee income was recorded for the nine months ended September 30, 2025 and 2024.
Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, unamortized syndication fees, unamortized commitment fees and unamortized discounts are recorded as interest income. The Company had prepayments that resulted in $426 and $1,656, in the foregoing fees for the three and nine months ended September 30, 2025, respectively. The Company had prepayments that resulted in $379 and $1,155 in the foregoing fees for the three and nine months ended September 30, 2024, respectively.
The Company may have investments that contain PIK provisions. PIK income, computed at the contractual rate specified in the Company’s respective investment agreement, is added to the principal balance of the investment and is collected upon repayment of the outstanding principal, and is recorded as interest income in the consolidated statements of operations. To maintain the Company’s status as a RIC, this non-cash
source of income must be paid out to shareholders in the form of dividends, if still considered taxable income, even though the Company has not yet collected cash. The Company prospectively ceases recognition of PIK income and the associated principal balance if such amounts and balances are deemed to be doubtful of collection and deemed to be irrecoverable based on the Company’s judgement . For investments with PIK income, the Company calculates interest income accruals based on the principal balance including any PIK. When a PIK investment is placed on non-accrual
status, the accrued, uncapitalized interest is reversed through interest income.
For the Company’s secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the consolidated statements of operations.
Interest income from investments in the “equity” class of CLO funds is recorded based upon an estimate of an effective yield to expected maturity utilizing expected cash flows in accordance with FASB ASC
325-40,
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
Organizational Costs
Organizational costs are expensed as incurred and are subject to the Amended Expense Limitation Agreement, discussed below. The Company had no obligation to reimburse or pay the Advisor for any payments of organizational costs made by the Advisor until the Company had received at least $100,000 in gross proceeds from the issuance and sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time, such organizational cost payments shall be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the expense cap as outlined in the Amended Expense Limitation Agreement. During 2023, the Company received over $100,000 in gross proceeds from the issuance and sale of Shares. Any Expense Payments (as defined below) will be subject to recoupment by the Advisor in accordance with the below-described limitations and provisions to the extent that such recoupment would not cause the Company to exceed the Expense Cap (as defined below).
Expense Limitation and Reimbursement Agreement
Refer to Note 3 in these consolidated financial statements for information regarding the Amended Expense Limitation Agreement. The Company will accrue for recoupment payments to the Advisor subject to terms of the Amended Expense Limitation Agreement when such recoupment is determined to be probable and reasonably estimable.
Cash and Cash Equivalents, including Restricted Cash and Restricted Cash Equivalents
Cash and cash equivalents consist of highly liquid investments. Cash equivalents are categorized as Level 1 of the fair value hierarchy. Custodian balances are insured up to $250 by the Federal Deposit Insurance Corporation.

Restricted cash and restricted cash equivalents include amounts that are collected and are held in connection with assets securing certain of the Company’s financing transactions. Restricted cash and restricted cash equivalents are restricted for payment of interest expense and principal on the
outstanding borrowings or reinvestment into new assets.
The Company held restricted cash
 of $9,020
and restricted cash equivalents of
$42,278
as of September 30, 2025.
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year
period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the nine months ended September 30, 2025 and 2024, the Company did not incur any excise tax.
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
(“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not
threshold that would result in a tax benefit or expense to the Company would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2025 and December 31, 2024. During the nine months ended September 30, 2025 and 2024, the Company did not incur any interest or penalties.
The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. Tax year 2023 and tax year 2024 are open to examination.
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
For the three and nine months ended September 30, 2025, the Company incurred a Base Management Fee of $3,580 and $9,111, respectively. For the three and nine months ended September 30, 2024, the Company incurred a Base Management Fee of $1,664 and $3,924, respectively.

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

•
100% of the dollar amount of the Company’s
Pre-Incentive
Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than or equal to 1.3514% in any calendar quarter
(
5.4056% annualized) will be payable to the Advisor. This portion of the Company’s Income Incentive Fee that exceeds the Hurdle Rate but is less than or equal to 1.3514% is referred to as the “catch up” and is intended to provide the Advisor with an Incentive Fee of 7.5% on all of the Company’s
Pre-Incentive
Fee Net Investment Income when the Company’s
Pre-Incentive
Fee Net Investment Income reaches 1.3514%
(
5.4056% annualized) on net assets in any calendar quarter; and

•
7.5% of the dollar amount of the Company’s
Pre-Incentive
Fee Net Investment Income, if any, that exceeds 1.3514%
(
5.4056% annualized) on net assets in any calendar quarter will be payable to the Advisor once the Hurdle Rate and catch-up
have been achieved (7.5% of the Company’s
Pre-Incentive
Fee Net Investment Income thereafter will be allocated to the Advisor).

For the three and nine months ended September 30, 2025, the Company incurred Income Incentive Fee of $2,812 and $7,289, respectively. For three and nine months ended September 30, 2024, the Company incurred Income Incentive Fee of $1,342 and $3,360, respectively.
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
For the three and nine months ended September 30, 2025, the Company accrued a Capital Gains-Based Incentive Fee of $191 and $146, respectively, under U.S. GAAP. For the three and nine months ended September 30, 2024, the Company accrued a Capital Gains-Based Incentive Fee of $193 and $148, respectively, under U.S. GAAP. The negative balances, if any, are reversals of prior period accruals.

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
and has done so as described below.
For the three and nine months ended September 30, 2025, the Company incurred an Administration Fee of $711 and $2,062, respectively. For the three and nine months ended September 30, 2024, the Company incurred an Administration Fee of $497 and $1,179, respectively.
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
Company Obligation
. The Company had no obligation to reimburse or pay the Advisor for any Expense Payment until the Company received at least $100,000 in gross proceeds from the sale of Shares in the agreement (the “Offering Proceeds Threshold”), following which time, such Expense Payments were subject to recoupment by the Advisor in accordance with Excess Expenses below to the extent that such recoupment would not cause the Company to exceed the Expense Cap. Calculation of the Offering Proceeds Threshold excludes gross proceeds from Shares in the agreement purchased by the Advisor and by the Company’s directors and officers.
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
For the period from April 3, 2023 (commencement of operations) to December 31, 2024, the Advisor incurred Other Operating Expenses of $1,076, and organizational costs of $1,296, on behalf of the Company, all subject to recoupment pursuant to the terms of the Amended Expense Limitation Agreement. For the three and nine months ended September 30, 2025, the Company made recoupment payments to the Advisor of $0 and $778, respectively. For the three and nine months ended September 30, 2024, the Company made recoupment payments to the Advisor of $608 and $747 (net of $24 of expenses the Advisor incurred on behalf of the Company), respectively. See Note 8 for further information, including the balance of amounts subject to recoupment payments to be made by the Company to the Advisor as of September 30, 2025 and as of December 31, 2024.
Other Related Party Transactions
During the three and nine months ended September 30, 2025, StepStone Private Credit Fund SP, a segregated portfolio (the “Segregated Portfolio”) of StepStone Private Credit Platform (Cayman) SPC, a Cayman Islands exempted company with limited liability and registered with the Cayman Islands Monetary Authority as a segregated portfolio company, who shares the same investment advisor as the Company, purchased 8,925,168 and 21,318,794, respectively, Shares from the Company in exchange for aggregate proceeds totaling $234,391 and $559,628, respectively. During the three and nine months ended September 30, 2024, the Segregated Portfolio purchased 4,511,776 and 12,585,044, respectively, Shares from the Company in exchange for aggregate proceeds totaling $54,780 and $265,188, respectively. For the three and nine months ended September 2025, the Segregated Portfolio received 589,003 and 1,519,725, respectively, of Shares in connection with reinvestments under the Company’s DRIP, which Shares represented distributions in amounts equal to $15,302 and $39,505, respectively. For the three and nine months ended September 2024, the Segregated Portfolio received 295,247 and 829,704, respectively, of Shares in connection with reinvestments under the Company’s DRIP, which Shares represented distributions in amounts equal to $7,635 and $21,417, respectively. As of September 30, 2025 and December 31, 2024, $1,502,888 and $913,450, respectively, or 99.6% and 99.7%, respectively, of the Company’s outstanding Shares are held indirectly through the Segregated Portfolio.
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

Under the MassMutual SPV I Facility, the lenders made initial commitments of $200,000. On September 26, 2023, SPV Facility I and MassMutual amended the MassMutual SPV I Facility (the “MassMutual First Amendment”). The MassMutual First Amendment, among other things, increased the aggregate commitments by the lenders to $250,000. Borrowings under the MassMutual SPV I Facility will generally bear interest at a rate per annum equal to
3-Month
Term SOFR plus a margin of 3.25%, with a 1.0% floor on Term SOFR. The MassMutual SPV I Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility I and a pledge over 100% of the Company’s equity interest in SPV Facility I. The MassMutual SPV I Facility requires payment of (a) a non-use
fee during the
18-month
availability period of 0.40% on the difference between the average daily outstanding balance under the facility relative to the maximum amount of commitments at such time, and (b) after the
18-month
availability period until the stated maturity date, a utilization fee equal to the positive difference, if any, in respect of any period between (i) the amount of interest that would have accrued under the MassMutual SPV I Facility if the principal outstanding thereunder were equal to 75% of the maximum commitment amount in that period, and (ii) the amount of interest that actually accrued under the MassMutual SPV I Facility for such period on the loans advanced thereunder. The Advisor paid, on the Company’s behalf, a customary upfront 1.25% commitment fee in connection with the MassMutual SPV I Facility, which amount was subject to reimbursement by the Company under the Amended Expense Limitation Agreement.
The MassMutual SPV I Facility matures on March 31, 2033, unless sooner terminated in accordance with its terms.
As of September 30, 2025 and December 31, 2024, the Company had an outstanding principal balance under the MassMutual SPV I Facility of $187,500 and $204,500, respectively. For the three and nine months ended September 30, 2025, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 7.51% and 7.55%, respectively. For the three and nine months ended September 30, 2024, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.41% and 8.54%, respectively. For the three and nine months ended September 30, 2025, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility were $187,500 and $189,207, respectively. For the three and nine months ended September 30, 2024, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility were $134,326 and $142,971, respectively.
BMO SPV II Credit Facility
On May 1, 2023, the Company, through SPV Facility II as borrower, entered into a Loan and Security Agreement (the “BMO Loan and Security Agreement”) with Bank of Montreal, a (“BMO”), as the administrative agent, as collateral agent, and as a lender, and the other lenders party thereto from time to time, to provide SPV Facility II with a revolving credit facility (the “BMO SPV II Credit Facility”). BMO had made an initial commitment of $81,250 under the BMO SPV II Credit Facility, with an accordion provision to permit increases to the total facility amount up to $100,000, subject to satisfaction of certain conditions. On July 3, 2023, SPV Facility II and BMO entered into an amendment (the “BMO First Amendment”) to the BMO Loan and Security Agreement. The BMO First Amendment provides for, among other things, (1) a funded amount from the lenders of $100,750 as of the amendment effective date and (2) an increase in the maximum total commitments of the lenders under the accordion provision in the BMO Loan and Security Agreement to $125,000. On March 21, 2024, SPV Facility II and BMO entered into an amendment (the “BMO Second Amendment”) to the BMO Loan and Security Agreement. The BMO Second Amendment provides, among other things, a funded amount from the lenders of $109,500 as of the amendment effective date. On June 23, 2025, SPV Facility II and BMO entered into an amendment (the “BMO Third Amendment”) to the BMO Loan and Security Agreement. The BMO Third Amendment, among other things, increased the aggregate commitments by the lenders under the BMO SPV II Credit Facility to $162,500 as of the amendment effective date and extended the commitment termination date under the BMO SPV II Credit Facility to June 30, 2027. Prior to the effective date of the BMO Third Amendment, borrowings under the BMO SPV II Credit Facility generally bore interest at a rate per annum equal to
3-Month
Term SOFR plus a margin of 2.50% (subject to credit spread adjustments based on the weighted average spread of certain loan assets). The BMO Third Amendment reduced the applicable margin on borrowings under the BMO SPV II Credit Facility, such that borrowings under the BMO SPV II Credit Facility will generally bear interest at a rate per annum equal to
3-Month
Term SOFR plus a margin of 2.35% (subject to credit spread adjustments based on the weighted average spread of certain loan assets). The BMO SPV II Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility II and a pledge over 100% of the Company’s equity interest in SPV Facility II.
The BMO SPV II Credit Facility matures on May 1, 2030, unless sooner terminated in accordance with its terms.
As of September 30, 2025 and December 31, 2024, the Company had an outstanding principal balance under the BMO SPV II Credit Facility of $106,671 and $97,671, respectively, in connection with investments purchased through participation agreements from BMO. For the three and nine months ended September 30, 2025, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 6.64% and 6.75%, respectively. For the three and nine months ended September 30, 2024, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.88% and 7.84%, respectively. For the three and nine months ended September 30, 2025, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $97,757 and $95,861, respectively. For the three and nine months ended September 30, 2024, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $100,671 and $99,371, respectively.

Wells Fargo SPV III Credit Facility
On December 1, 2023, the Company, through SPV Facility III as borrower, entered into a Loan and Security Agreement (the “Wells Fargo Loan and Security Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as the administrative agent, UMB Bank, National Association, as the collateral agent, and the lenders party thereto from time to time, to provide SPV Facility III with a revolving credit facility (the “Wells Fargo SPV III Credit Facility”). The lenders initially made aggregate commitments of $250,000 under the Wells Fargo SPV III Credit Facility.
On October 31, 2024, the Company and Wells Fargo amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo First Amendment”). The Wells Fargo First Amendment, among other things, increased the aggregate commitments by the lenders to $400,000 and decreased the applicable margin on borrowings from 2.65% to 2.25%. On February 27, 2025, the Company amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo Second Amendment”). The Wells Fargo Second Amendment, among other things, (1) increased the aggregate commitments by the lenders under the Wells Fargo SPV III Credit Facility to $650,000, with an accordion feature providing SPV Facility III the right to request increases in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to an aggregate maximum of $900,000, and (2) decreased the applicable margin on borrowings to 2.15% under the Wells Fargo SPV III Credit Facility. On May 14, 2025, the Company further amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo Third Amendment”), which, among other things, increased the aggregate commitments by the lenders under the Wells Fargo SPV III Credit Facility to $750,000. On September 29, 2025 the Company further amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo Fourth Amendment”), which, among other things, permitted SPV Facility III, to enter into a master participation agreement with another wholly owned subsidiary of the Company.
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
As of September 30, 2025 and December 31, 2024, the Company had an outstanding principal balance under the Wells Fargo SPV III Credit Facility of $440,500 and $360,000, respectively. For the three and nine months ended September 30, 2025, the Company’s borrowings under the Wells Fargo SPV III Credit Facility bore interest at a weighted average interest rate of 6.49% and 6.43%, respectively. For the three and nine months ended September 30, 2024, the Company’s borrowings under the Wells Fargo SPV III Credit Facility bore interest at a weighted average interest rate of 7.96% and 7.97%, respectively. For the three and nine months ended September 30, 2025, the daily average amount of outstanding borrowings under the Wells Fargo SPV III Credit Facility was $499,413 and $412,471, respectively. For the three and nine months ended September 30, 2024, the daily average amount of outstanding borrowings under the Wells Fargo SPV III Credit Facility was $178,853 and $128,667, respectively.
JPM SPV V Credit Facility
On July 25, 2025, the Company, through SPV Facility V as borrower, entered into a Loan and Security Agreement (the “JPM Loan and Security Agreement”) with JP Morgan Chase Bank, National Association, as the administrative agent, UMB Bank, National Association, as the collateral administrator, collateral agent and securities intermediary, and the lenders party thereto from time to time, to provide SPV Facility V with a revolving credit facility (the “JPM SPV V Credit Facility”). The Company serves as portfolio manager and parent under the JPM Loan and Security Agreement.

The lenders have made aggregate commitments of $250,000 under the JPM SPV V Credit Facility, which will be available to draw in U.S. dollars and, subject to agreed limits, Euros, sterling, Canadian dollars and/or Swiss francs (the “Agreed Currencies”). Borrowings under the JPM SPV V Credit Facility will generally bear interest at a rate per annum equal to the applicable benchmark for the applicable Agreed Currency (subject to a floor of 0%) (Term SOFR for loans drawn in U.S. dollars) plus a margin of (a) 1.85% until January 24, 2027, or (b) 1.90% for the remaining term thereafter. Amounts available for borrowing under the JPM SPV V Credit Facility are subject to a borrowing base that applies an advance rate of 62.5% to assets held by SPV Facility V and are subject to limitations with respect to the loans securing the JPM SPV V Credit Facility, which may affect the borrowing base and therefore amounts available to borrow under the JPM SPV V Credit Facility. Borrowings under the JPM SPV V Credit Facility are secured by all of the assets held by SPV Facility V. The facility may not be voluntarily repaid or the commitment thereunder voluntarily cancelled prior to January 25, 2027, and a premium of 1% is payable in respect of any voluntary prepayment of advances or cancellation of commitments under the JPM SPV V Credit Facility made in the period from January 25, 2027 until July 25, 2028.
In connection with the JPM SPV V Credit Facility, SPV Facility V is required to pay a non-use
fee equal to, during the first three years of the availability period, 0.60% multiplied by the unutilized portion of the total commitments available under the JPM SPV V Credit Facility.
The JPM Loan and Security Agreement includ
e
s customary covenants, reporting requirements, and other customary requirements applicable to the Company and SPV Facility V and provides for events of default and acceleration provisions customary for a facility of its type.
The reinvestment period end date (after which no borrowings may be drawn under the JPM SPV V Credit Facility) and the maturity date under the JPM SPV V Credit Facility are scheduled for July 25, 2028 and July 25, 2030, respectively, unless the JPM Loan and Security Agreement is sooner terminated in accordance with its terms.
As of September 30, 2025, the Company had an outstanding principal balance under the JPM SPV V Credit Facility of $96,900. For the three and nine months ended September 30, 2025, the Company’s borrowings under the JPM SPV V Credit Facility bore interest at a weighted average interest rate of 6.06%. For the three and nine months ended September 30, 2025, the daily average amount of outstanding borrowings under the JPM SPV V Credit Facility was $72,082.
2024-I
CLO
On January 15, 2025, the Company completed its $300,400 term debt securitization, also known as a collateralized loan obligation (the
“2024-I
CLO”), in connection with which the
2024-I
Issuer issued the
2024-I
CLO Debt (as defined below).
The debt offered in the
2024-I
CLO was issued and incurred by the
2024-I
Issuer and consists of (i) Class A Senior Secured Floating Rate Notes and Class B Senior Secured Floating Rate Notes (collectively, the
“2024-I
CLO Secured Debt”), and (ii) the subordinated notes (the
“2024-I
CLO Subordinated Notes” and, together with the
2024-I
CLO Secured Debt, the
“2024-I
CLO Debt”), the terms of which are summarized in the table below:

Class	Par Size	Ratings (S&P)	Coupon
Class A 2024 Notes	$174,000	AAA(sf)	3M SOFR + 1.70%
Class B 2024 Notes	$30,000	AA(sf)	3M SOFR + 2.00%
2024-I CLO Subordinated Notes	$96,400	N/A	N/A
The Company directly retained the Class B 2024 Notes and
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
2024-I
CLO.
The portfolio is managed by the Company pursuant to a collateral management agreement entered into with the
2024-I
Issuer (the
“2024-I
CLO Collateral Management Agreement”). The Company has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the
2024-I
CLO Collateral Management Agreement. The
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
2024-I
CLO Subordinated Notes may be redeemed, in whole but not in part, on any business day on or after the redemption of the
2024-I
CLO Secured Debt in full.

As part of the
2024-I
CLO, the Company and the
2024-I
Issuer entered into a master loan sale agreement (the
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
2024-I
CLO for the purchase price and other consideration set forth in the
2024-I
CLO Sale Agreement. The remainder of the initial collateral portfolio was acquired as participation interests by the
2024-I
Issuer pursuant to the
2024-I
CLO Participation Agreement by and among the
2024-I
Issuer, as buyer, and the Company, SPV Facility I LLC and StepStone SPV Facility III LLC (collectively, the
“2024-I
CLO Participation Sellers”), as sellers, for the purchase price and other consideration set forth in the
2024-I
CLO Participation Agreement. Following the foregoing transfers, the
2024-I
Issuer, and not the Company or the
2024-I
CLO Participation Sellers, holds all of the ownership interest in such loans and participation interests. The Company and the
2024-I
CLO Participation Sellers, as applicable, made customary representations, warranties and covenants pursuant to the
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
As of September 30, 2025, the Company had an outstanding principal balance under the Class A 2024 Notes of $174,000. For the three and nine months ended September 30, 2025, the Company’s borrowings under the Class A 2024 Notes bore interest at a weighted average interest rate of 6.01% and 5.99%, respectively. For the three and nine months ended September 30, 2025, the daily average amount of outstanding borrowings under the Class A 2024 Notes was $174,000 and $174,000, respectively. The
2024-I
CLO is subject to the Company’s overall asset coverage requirement under the 1940 Act.
2025-I
CLO
On September 17, 2025, the Company completed its $298,900 term debt securitization, also known as a collateralized loan obligation (the
“2025-I
CLO”), in connection with which the
2025-I
Issuer issued the
2025-I
CLO Debt (as defined below).
The debt offered in the
2025-I
CLO was issued and incurred by the
2025-I
Issuer and consists of (i) Class A Senior Secured Floating Rate Notes and Class B Senior Secured Floating Rate Notes (collectively, the
“2025-I
CLO Secured Debt”), and (ii) the subordinated notes (the
“2025-I
CLO Subordinated Notes” and, together with the
2025-I
CLO Secured Debt, the
“2025-I
CLO Debt”), the terms of which are summarized in the table below:

Class	Par Size	Ratings (S&P)	Coupon
Class A 2025 Notes	$174,000	AAA(sf)	3M SOFR + 1.68%
Class B 2025 Notes	$30,000	AA(sf)	3M SOFR + 2.00%
2025-I CLO Subordinated Notes	$94,900	N/A	N/A
The Company directly retained the Class B 2025 Notes and
2025-I
CLO Subordinated Notes issued in the
2025-I
CLO.
The
2025-I
CLO is backed by a diversified portfolio of broadly syndicated commercial loans and middle-market commercial loans and participation interests therein. Through August 20, 2029, all principal collections received on the underlying collateral may be used by the
2025-I
Issuer to purchase new collateral in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the
2025-I
CLO.
The portfolio is managed by the Company pursuant to a collateral management agreement entered into with the
2025-I
Issuer (the
“2025-I
CLO Collateral Management Agreement”). The Company has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the
2025-I
CLO Collateral Management Agreement. The
2025-I
CLO Debt is scheduled to mature on August 20, 2037; however, the
2025-I
CLO Secured Debt may be redeemed by the
2025-I
Issuer, at the direction of the Company, on any business day after August 20, 2027 (i) in whole in order of seniority (with respect to all classes of
2025-I
CLO Secured Debt) but not in part from sale proceeds, contributions of cash, refinancing proceeds and/or any other amounts available in accordance with the
2025-I
CLO Indenture or (ii) in part by class from refinancing proceeds, contributions of cash, partial refinancing interest proceeds and/or any other amounts available in accordance with the
2025-I
CLO Indenture, and the
2025-I
CLO Subordinated Notes may be redeemed, in whole but not in part, on any business day on or after the redemption of the
2025-I
CLO Secured Debt in full.

As part of the
2025-I
CLO, the Company and the
2025-I
Issuer entered into a master loan sale agreement (the
“2025-I
CLO Sale Agreement”), pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to the
2025-I
Issuer certain loans and participation interests therein securing the
2025-I
CLO for the purchase price and other consideration set forth in the
2025-I
CLO Sale Agreement. The remainder of the initial collateral portfolio was acquired as participation interests by the
2025-I
Issuer pursuant to the
2025-I
CLO Participation Agreement by and among the
2025-I
Issuer, as buyer, and the Company, SPV Facility I LLC and StepStone SPV Facility III LLC (collectively, the
“2025-I
CLO Participation Sellers”), as sellers, for the purchase price and other consideration set forth in the
2025-I
CLO Participation Agreement. Following the foregoing transfers, the
2025-I
Issuer, and not the Company or the
2025-I
CLO Participation Sellers, holds all of the ownership interest in such loans and participation interests. The Company and the
2025-I
CLO Participation Sellers, as applicable, made customary representations, warranties and covenants pursuant to the
2025-I
CLO Transfer Agreements.
The
2025-I
CLO Secured Debt is a secured obligation of the
2025-I
Issuer, the
2025-I
CLO Subordinated Notes are the unsecured obligations of the
2025-I
Issuer, and the
2025-I
CLO Indenture secures (as applicable) and governs the
2025-I
CLO Debt pursuant to customary covenants and events of default. The
2025-I
CLO Debt has not been, and will not be, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
As of September 30, 2025, the Company had an outstanding principal balance under the Class A 2025 Notes of $174,000. For the three and nine months ended September 30, 2025, the Company’s borrowings under the Class A 2025 Notes bore interest at a weighted average interest rate of 5.58%. For the three and nine months ended September 30, 2025, the daily average amount of outstanding borrowings under the Class A 2025 Notes was $174,000. The
2025-I
CLO is subject to the Company’s overall asset coverage requirement under the 1940 Act.
For the three months ended September 30, 2025 and 2024, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility, the BMO SPV II Credit Facility, the Wells Fargo SPV III Credit Facility, the JPM SPV V Credit Facility, the Class A 2024 Notes and the Class A 2025 Notes (the “Total Borrowings”) amounted to 6.72% and 8.24%, respectively. The Company’s aggregate daily average amount of borrowings under the Total Borrowings for the three months ended September 30, 2025 and 2024 amounted to $1,029,025 and $413,850, respectively.
For the nine months ended September 30, 2025 and 2024, the Company’s aggregate weighted average interest rate under the Total Borrowings amounted to 6.80% and 8.29%, respectively. The Company’s aggregate daily average amount of borrowings under the Total Borrowings for the nine months ended September 30, 2025 and 2024 amounted to $886,325 and $370,070, respectively.
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
The following table provides a summary of the interest expense incurred by the Company on all its borrowings for the noted periods:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Coupon interest	$18,497	$8,748	$46,781	$23,848
Amortization of debt issuance costs	828	472	2,192	1,104

Total	$19,325	$9,220	$48,973	$24,952

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
non-affiliated;
non-controlled,
affiliated; or controlled investments.

Investments at fair value and cost consisted of the following as of September 30, 2025:

	September 30, 2025
	Cost	Fair Value	% of Total Investments
First Lien Senior Secured	$2,553,809	2,552,012	96.47%
Second Lien Senior Secured	5,453	5,462	0.21%
Subordinated Notes	40,207	40,585	1.53%
Private Credit Funds	41,496	47,443	1.79%

Total investments	$2,640,965	$2,645,502	100.00%

Investments at fair value and cost consisted of the following as of December 31, 2024:

	December 31, 2024
	Cost	Fair Value	% of Total Investments
First Lien Senior Secured	$1,532,317	1,532,466	97.58%
Second Lien Senior Secured	4,423	4,467	0.28%
CLO	4,994	4,994	0.32%
Private Credit Funds	26,022	28,615	1.82%

Total investments	$1,567,756	$1,570,542	100.00%

The industry composition of investments as a percentage of total investments based on cost and fair value and as a percentage of net assets based on fair value as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
	% of Total Investments Based on Fair Value	% of Total Investments Based on Fair Value
Advertising	1.87%	1.72%
Aerospace & Defense	1.75%	1.81%
Air Freight & Logistics	0.71%	0.88%
Alternative Carriers	0.19%	0.31%
Apparel Retail	0.37%	0.62%
Apparel, Accessories & Luxury Goods	0.45%	0.00%
Application Software	7.19%	6.37%
Asset Management & Custody Banks	5.47%	5.03%
Auto Parts & Equipment	0.94%	1.56%
Automobile Manufacturers	0.22%	0.36%
Automotive Retail	0.83%	0.00%
Building Products	1.17%	0.94%
Commodity Chemicals	0.18%	0.31%
Communications Equipment	0.34%	0.40%
Construction & Engineering	6.65%	8.31%
Construction Materials	0.15%	0.27%
Consumer Electronics	0.38%	0.00%
Consumer Finance	0.25%	0.00%
Data Processing & Outsourced Services	0.18%	0.28%
Distributors	0.16%	0.27%
Diversified Capital Markets	0.15%	0.04%
Diversified Chemicals	0.50%	0.85%
Diversified Metals & Mining	0.27%	0.00%
Diversified Support Services	3.51%	5.04%
Drug Retail	0.52%	0.00%
Education Services	0.62%	0.38%
Electrical Components & Equipment	1.18%	1.85%
Electronic Equipment & Instruments	0.96%	1.31%
Electronic Manufacturing Services	0.10%	0.17%
Environmental & Facilities Services	2.08%	2.42%
Financial Exchanges & Data	0.55%	0.00%
Food Distributors	1.43%	1.77%

	September 30, 2025	December 31, 2024
	% of Total Investments Based on Fair Value	% of Total Investments Based on Fair Value
Health Care Distributors	1.13%	1.35%
Health Care Equipment	2.87%	2.32%
Health Care Facilities	2.32%	0.44%
Health Care Services	8.79%	9.88%
Health Care Supplies	0.31%	0.00%
Health Care Technology	1.49%	0.74%
Heavy Electrical Equipment	0.02%	0.04%
Highways & Railtracks	0.18%	0.31%
Home Improvement Retail	0.21%	0.23%
Homebuilding	0.73%	0.32%
Hotels, Resorts & Cruise Lines	0.43%	0.31%
Household Appliances	0.82%	1.41%
Household Products	0.53%	0.00%
Housewares & Specialties	0.75%	1.10%
Human Resource & Employment Services	0.85%	0.62%
Industrial Machinery	2.02%	2.03%
Insurance Brokers	3.19%	3.50%
Integrated Telecommunication Services	0.15%	0.00%
Interactive Home Entertainment	0.06%	0.10%
Interactive Media & Services	0.97%	0.00%
Internet & Direct Marketing Retail	0.48%	0.75%
Internet Services & Infrastructure	0.87%	0.70%
Investment Banking & Brokerage	0.22%	0.36%
IT Consulting & Other Services	5.19%	5.14%
Leisure Facilities	1.03%	0.66%
Leisure Products	0.70%	1.22%
Life & Health Insurance	0.84%	0.77%
Life Sciences Tools & Services	0.31%	0.49%
Metal & Glass Containers	0.17%	0.28%
Movies & Entertainment	0.00%	0.10%
Office Services & Supplies	0.32%	0.54%
Oil & Gas Equipment & Services	0.00%	0.15%
Other Diversified Financial Services	1.64%	0.67%
Packaged Foods & Meats	1.59%	2.49%
Paper Packaging	0.61%	0.69%
Personal Products	1.10%	1.09%
Pharmaceuticals	1.86%	1.97%
Real Estate Development	0.00%	0.13%
Real Estate Operating Companies	0.27%	0.46%
Real Estate Services	0.60%	0.79%
Research & Consulting Services	6.08%	5.40%
Restaurants	0.42%	0.32%
Soft Drinks	0.18%	0.31%
Specialized Consumer Services	2.21%	2.05%
Specialized Finance	0.20%	0.00%
Specialty Chemicals	0.57%	0.97%
Specialty Stores	0.02%	0.04%
Systems Software	1.07%	0.31%
Technology Distributors	0.92%	0.57%
Trading Companies & Distributors	1.14%	2.30%
Trucking	0.17%	0.00%
Water Utilities	0.08%	0.31%

Total	100.00%	100.00%

As of September 30, 2025, 97% of investments held were based in the United States. The remaining 3% of investments held were based in Cayman Islands 1%, Canada 1% and Jersey 1%.
As of December 31, 2024, 98% of investments held were based in the United States. The remaining 2% of investments held were based in Canada 1% and Jersey 1%.

For the three and nine months ended September 30, 2025, purchases of investments were $580,285 and $1,345,917, respectively. For the three and nine months ended September 30, 2025, total proceeds received from sales, exits and repayments of investments were $75,051 and $277,169, respectively. For the three and nine months ended September 30, 2024, purchases of investments were $335,050 and $792,005, respectively. For the three and nine months ended September 30, 2024, total proceeds received from sales, exits and repayments of investments were $75,223 and $165,955, respectively.
6. Fair Value Measurement
The following table summarizes the fair value of the Company’s investments as of September 30, 2025:

	Assets at Fair Value as of September 30, 2025
Assets	Level 1	Level 2	Level 3	Practical Expedient	Total
First Lien Senior Secured	$—	$—	$2,552,012	$—	$2,552,012
Second Lien Senior Secured	—	—	5,462	—	5,462
Subordinated Notes*	—	—	40,585	—	40,585
Private Credit Funds	—	—	—	47,443	47,443

Total assets	$—	$—	$2,598,059	$47,443	$2,645,502

The following table summarizes the fair value of the Company’s investments as of December 31, 2024:

	Assets at Fair Value as of December 31, 2024
Assets	Level 1	Level 2	Level 3	Practical Expedient	Total
First Lien Senior Secured	$—	$—	$1,532,466	$—	$1,532,466
Second Lien Senior Secured	—	—	4,467	—	4,467
CLO*	—	—	4,994	—	4,994
Private Credit Funds	—	—	—	28,615	28,615

Total assets	$—	$—	$1,541,927	$28,615	$1,570,542

*	CLOs are now being disclosed as Subordinated Notes for 2025.
The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended September 30, 2025:

	First Lien Senior Secured	Second Lien Senior Secured	Subordinated Notes	Total
Balance at June 30, 2025	$2,060,182	$5,484	$34,963	$2,100,629
Net Purchases	564,023	—	5,586	569,609
Net Sales, Exits and Repayments	(73,137)	(13)	—	(73,150)
PIK	542	—	—	542
Accreted Discounts / Amortized Premiums	(524)	—	—	(524)
Net Change in Unrealized Appreciation / (Depreciation)	926	(9)	36	953
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Balance at September 30, 2025	$2,552,012	$5,462	$40,585	$2,598,059

Change in Unrealized Appreciation / (Depreciation) for Level 3 Assets Still Held as of September 30, 2025	$926	$(9)	$136	$1,053

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the nine months ended September 30, 2025:

	First Lien Senior Secured	Second Lien Senior Secured	Subordinated Notes	Total
Balance at December 31, 2024	$1,532,466	$4,467	$4,994	$1,541,927
Net Purchases	1,292,064	1,036	35,213	1,328,313
Net Sales, Exits and Repayments	(275,224)	(9)	—	(275,233)
PIK	1,720	—	—	1,720
Accreted Discounts / Amortized Premiums	2,931	4	—	2,935
Net Change in Unrealized Appreciation / (Depreciation)	(1,945)	(36)	378	(1,603)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Balance at September 30, 2025	$2,552,012	$5,462	$40,585	$2,598,059

Change in Unrealized Appreciation / (Depreciation) for Level 3 Assets Still Held as of September 30, 2025	$(3,588)	$(31)	$377	$(3,241)

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended September 30, 2024:

	First Lien Senior Secured	Second Lien Senior Secured	CLO Warehouse	Total
Balance at June 30, 2024	$917,963	$4,462	$—	$922,425
Net Purchases	324,870	(11)	6,630	331,489
In-Kind Contributions	—	—	—
Net Sales, Exits and Repayments	(75,205)	(11)	—	(75,216)
PIK	292	—	—	292
Accreted Discounts / Amortized Premiums	950	11	—	961
Net Realized Gain/(Loss)	—	—	—	—
Net Change in Unrealized Appreciation / (Depreciation)	758	(14)	—	744
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Balance at September 30, 2024	$1,169,628	$4,437	$6,630	$1,180,695

Change in Unrealized Appreciation / (Depreciation) for Level 3 Assets Still Held as of September 30, 2024	$758	$(14)	$—	$744

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the nine months ended September 30, 2024:

	First Lien Senior Secured	Second Lien Senior Secured	CLO Warehouse	Total
Balance at December 31, 2023	$531,617	$4,494	$29,250	$565,361
Net Purchases	770,620	(15)	6,630	777,235
In-Kind Contributions	—	—	—
Net Sales, Exits and Repayments	(136,664)	(35)	(29,250)	(165,949)
PIK	797	—	—	797
Accreted Discounts / Amortized Premiums	2,636	18	—	2,654
Net Realized Gain/(Loss)	—	—	—	—
Net Change in Unrealized Appreciation / (Depreciation)	622	(25)	—	597
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Balance at September 30, 2024	$1,169,628	$4,437	$6,630	$1,180,695

Change in Unrealized Appreciation / (Depreciation) for Level 3 Assets Still Held as of September 30, 2024	$1,369	$(49)	$—	$1,320

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive
but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value as of September 30, 2025	Valuation Techniques	Unobservable Input	Range / Percentage	Weighted Average (1)	Impact to Valuation from Increase in Unobservable Input
First Lien Senior Secured Debt	$2,448,874	Yield Method	Market Yield Discount Spreads	3.33% - 24.98%	5.85%	Decrease
First Lien Senior Secured Debt	103,138	Recent Transactions	Transaction Price	$98.01 - $100.00	$99.13	Increase
Second Lien Senior Secured Debt	5,462	Yield Method	Market Yield Discount Spreads	3.81% - 6.30%	4.51%	Decrease
Subordinated Notes	23,051	Recent Transactions	Transaction Price	$100.00 - $100.00	$100.00	Increase
Subordinated Notes	17,534	Yield Method	Market Yield Discount Spreads	13.00% - 15.00%	13.53%	Decrease

Total Assets	$2,598,059

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

	Fair Value as of September 30, 2024	Valuation Techniques	Unobservable Input	Range / Percentage	Weighted Average (1)	Impact to Valuation from Increase in Unobservable Input
First Lien Senior Secured Debt	$1,393,652	Yield Method	Market Yield Discount Spreads	3.26%-15.14%	6.05%	Decrease
First Lien Senior Secured Debt	138,814	Recent Transactions	Transaction Price	$98.00-$101.00	$98.95	Increase
CLO	4,994	Recent Transactions	Transaction Price	$87.37	$87.37	Increase
Second Lien Senior Secured Debt	4,467	Yield Method	Market Yield Discount Spreads	5.15%-6.29%	5.72%	Decrease

Total Assets	$1,541,927

Debt Not Carried at Fair Value
As of September 30, 2025 and December 31, 2024, the principal value of the MassMutual SPV I Facility, the BMO SPV II Credit Facility, the Wells Fargo SPV III Credit Facility, the JPM SPV V Credit Facility, the Class A 2024 Notes and the Class A 2025 Notes approximate fair value due to their variable rates and are included in Level 3 of the fair value hierarchy.
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

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Ordinary income	$35,338	$17,155	$94,003	$41,962
Long-term capital gains	—	—	—	—
Tax return of capital	—	—	—	—

As of December 31, 2024, the Company’s last tax year end, the components of distributable earnings (accumulated loss) on a tax basis was as follows:

December 31, 2024
Undistributed ordinary income	$1,576
Other book/tax temporary differences	(956)
Capital loss carryforwards	—
Undistributable capital gains	—
Net realized gain (loss) from investments in securities of unaffiliated issuers	—
Net unrealized depreciation from investments in securities of unaffiliated issuers	409

Total distributable earnings (accumulated loss)	$1,029

As of September 30, 2025, the aggregate cost of investments for U.S. federal income tax purposes is $2,640,965. As of September 30, 2025, net unrealized appreciation on the Company’s investments (tax basis) was $1,751, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of $11,467 and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of $9,716. As of December 31, 2024, the aggregate cost of investments for U.S. federal income tax purposes is $1,570,133. As of December 31, 2024, net unrealized appreciation on the Company’s investments (tax basis) was $409, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of $5,012 and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of $4,603.
8. Commitments & Contingencies
The Advisor had agreed to pay the Company’s Other Operating Expenses and, at the Advisor’s discretion, certain of the Company’s Specified Expenses under the Amended Expense Limitation Agreement described in Note 3. The Company had no obligation to reimburse the Advisor for such advanced expenses until the time at which the Company received $100,000 in gross proceeds from the sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time, all expenses of the Company paid by the Advisor will be subject to recoupment by the Advisor. The recoupment is limited to the amount of the Expense Cap under the Amended Expense Limitation Agreement (each as defined in Note 3 in these consolidated financial statements), unless the recoupment payment relates to Specified Expenses. Under the Amended Expense Limitation Agreement, the Advisor is permitted to recoup from the Company any such amounts for a period not to exceed three years from the month in which such fees and expenses were paid. As of September 30, 2025, the Company had reimbursed all expenses subject to recoupment by the Advisor. As of December 31, 2024, the Company had $778 in expenses subject to recoupment by the Advisor.
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

As of September 30, 2025 and December 31, 2024, the Company had the following outstanding commitments to investments:

Investments	September 30, 2025	December 31, 2024
3 Step Sports LLC Delayed Draw Term Loan	$528	$457
AAH Topco, LLC Class C Delayed Draw Term Loan	5,283	—
Accelevation LLC Delayed Draw Term Loan	3,403	—
Accelevation LLC Revolving Credit Loan	2,064	—
Accent Building Materials Holdings LLC Term B Delayed Term Loan	122	165
Accordion Partners LLC Delayed Draw Term Loan	1,534	1,826
Accordion Partners LLC Revolving Loan	1,217	1,217
ACP Avenu Buyer, LLC Delayed Term Loan	458	396
ACP Avenu Buyer, LLC Revolving Credit	428	208
ACP Falcon Buyer, Inc. Revolving Loan	333	333
ACP Oak Buyer, Inc. 2025 Refinancing Revolving Loan	2,041	—
ACP Oak Buyer, Inc. 2025-1 Incremental Delayed Draw Term Loan	2,268	—
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	2,268	—
Advanced Medical Management, LLC Revolving Credit Loan	1,505	711
Advanced Web Technologies Holding Company Revolving Credit Loan	323	293
AI Fire Buyer, Inc. Delayed Draw Term Loan	—	121
Alera Group, Inc. Delayed Draw Term Loan	—	36
Alkeme Intermediary Holdings, LLC Eleventh Amendment Delayed Draw Term Loan	3,734	—
Alkeme Intermediary Holdings, LLC Revolving Credit	266	—
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	7,778	13,131
Allworth Financial Group, L.P. Revolving Loan	618	618
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	—	1,936
Ambient Enterprises Holdco LLC Delayed Draw Term B Loan	1,052	—
Ambient Enterprises Holdco LLC Revolving Loan	952	952
AmerCareRoyal, LLC Delayed Draw Term Loan A	1,867	1,867
AmerCareRoyal, LLC U.S. Revolving Credit	617	196
American Family Care, LLC_Delayed Draw Term Loan	3,613	—
American Family Care, LLC_Revolver	1,084	—
AmeriLife Holdings LLC 2024 Revolving Loan	1,358	—
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	3,289	—
AMEX Holding III Corp Delayed Draw Term Loan	1	—
Any Hour LLC Delayed Term Loan	1,876	1,876
Any Hour LLC Revolving Credit	416	540
Apex Dental Partners, LLC Delayed Draw Term Loan	2,484	2,583
Apex Dental Partners, LLC Revolving Credit	903	903
Apex Service Partners, LLC Incremental Delayed Term Loan	—	2,599
Apex Service Partners, LLC Revolving Credit Loan	164	52
Apex Service Partners, LLC Revolving Credit Loan	302	97
Apex Service Partners, LLC Second Amendment Incremental Delayed DrawTerm Loan	1,064	—
Aptean Acquiror Inc. Delayed Draw Term Loan	—	238
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	2,461	—
Aptean Acquiror Inc. Revolving Credit	652	437
Archer Lewis, LLC Delayed Draw Term Loan B	20	—
Archer Lewis, LLC Initial Revolving Facility	65	58
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	141	—
Arctic Holdco, LLC Initial Refinancing Revolving Loan	228	—
Arcticom Group Delayed Draw Term Loan D	—	14
Arden Insurance Services LLC Revolving Credit	1,634	—
Arden Purchaser, LLC Revolver	—	1,307
Argano, LLC Delayed Draw Term Loan	—	2,174
Argano, LLC 2025 Delayed Draw Term Loan	1,121	—
Argano, LLC Revolving Credit Loan	411	362
Artivion, Inc. Delayed Draw Term Loan	—	558
ASP Global Holdings, LLC Delayed Draw Term Loan	616	616
ASP Global Holdings, LLC Revolving Loan	194	431
Associations, Inc. Revolving Loan	434	217
Associations, Inc. Special Purpose Delayed Draw Term Loan	336	451
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	169	1,262
Aviation Technical Services, Inc. Revolving Loan	500	500
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	746	1,142
Axis Portable Air, LLC Revolving Credit Loan	989	1,164
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	—	2,085
Badge 21 Midco Holdings LLC Amendment No. 1 Delayed Draw Term Loan	2,021	—
Badge 21 Midco Holdings LLC Revolving Loan	1,278	—
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	—	44

Investments	September 30, 2025	December 31, 2024
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed Term Loan	$7	$84
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	84	84
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	290	613
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,027	1,027
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,258	1,258
Beacon Oral Specialists Management LLC Eighth Amendment Delayed Draw Term Loan	2,426	—
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	3,141	5,247
Berlin Rosen Acquisition, LLC Revolving Loan	235	300
Berlin Rosen Acquisition, LLC Revolving Loan	135	300
Best Roofing Services LLC Revolving Loan	896	896
Big Top Holdings, LLC Revolving Credit Loan	75	75
BNI Global, LLC Revolving Credit Loan	267	267
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	—	7,225
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-A	2,568	—
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-B	4,000	—
Bristol Hospice, L.L.C. Revolving Credit Loan	1,394	—
C3 AcquisitionCo, LLC Delayed Draw Term Loan	1,053	2,421
C3 AcquisitionCo, LLC Revolving Loan	363	908
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	607	—
Capitol Imaging Acquisition Corp. Revolving Loan	607	—
CARDS Acquisition, Inc. Delayed Draw Term Loan	2,989	4,076
CARDS Acquisition, Inc. Revolving Loan	200	488
Carnegie Dartlet, LLC Delayed Draw Term Loan	138	180
Carnegie Dartlet, LLC Revolving Loan	60	56
Castlelake Consumer Receivables Opportunity III, L.P. Fund	5,458	2,088
Castlelake Consumer Receivables Opportunity IV, L.P. Fund	183	3,515
Centex Acquisition, LLC Revolving Loan	2,822	812
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	—	3,726
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	2,107	—
Cerity Partners Equity Holding LLC Initial Revolving Loan	930	1,063
Chef Merito, LLC Delayed Draw Term Loan C	—	341
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	—	319
Chronicle Parent, LLC Delayed Draw Term Loan	3,284	—
Chronicle Parent, LLC Revolving Credit Loan	1,193	—
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	240	404
Computer Services, Inc. Delayed Draw Term Loan	753	753
Concert Golf Partners Holdco LLC.Delayed Draw Term Loan	472	—
Cooper’s Hawk Intermediate Holding, LLC Delayed Draw Term Loan	2,314	—
Cooper’s Hawk Intermediate Holding, LLC Revolving Loan	1,080	—
Cornerstone Advisors of Arizona, LLC Initial Revolving Loan	823	—
Costanzo’s Bakery, LLC Delayed Term Loan	—	302
Creek Parent, Inc. Revolving Credit	2,024	2,024
Crete PA Holdco, LLC Delayed Draw Term Loan	3,907	6,512
Crete PA Holdco, LLC Revolving Loan	977	977
CRH Healthcare Purchaser, Inc. Delayed Draw Term Loan	3,103	—
CRH Healthcare Purchaser, Inc. Revolving Loan	1,241	—
CSG Buyer, Inc. Delayed Draw Term Loan	1,105	1,105
CSG Buyer, Inc. Revolving Loan	368	368
CT Technologies Intermediate Holdings, Inc. 2025-B Special Purpose Delayed Draw Term Loan	376	—
Curio Brands, LLC Multi Draw Term Loan	2,105	—
Curio Brands, LLC Revolving Loan	1,052	—
CVAUSA Management, LLC Delayed Draw Term Loan	10,141	—
CVAUSA Management, LLC Primary Delayed Draw Term Loan	—	712
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	—	298
CVAUSA Management, LLC Revolving Loan	350	—
Cyber Advisors, LLC Amendment No. 6 Delayed Draw Term Loan	869	—
Danforth Global, Inc. Revolving Credit Loan	417	—
DCCM, LLC Delayed Draw Term Loan	4,667	—
DCCM, LLC Revolving Credit Loan	1,867	—
Demakes Borrower, LLC Delayed Draw Term Loan	—	98
Denali Intermediate Holdings, Inc. Revolving Credit Loan	1,578	—
Denali Topco LLC Effective Date Delayed Draw Term Loan	3,689	—
Denali Topco LLC Revolving Loan	1,770	—
Dentive, LLC Revolving Loan	85	354
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	—	2,045
Digicert, Inc. Revolver	1,212	—
Discovery SL Management, LLC Delayed Draw Term Loan B	549	1,215
Discovery SL Management, LLC Revolving Credit Loan	243	243

Investments	September 30, 2025	December 31, 2024
DOXA Insurance Holdings LLC Delayed Draw Term Loan	$4	$16
Duke’s Root Control, Inc. Revolving Loan	464	—
Durare Bidco, LLC Delayed Draw Term Loan	3,409	—
Durare Bidco, LLC Revolving Credit Loan	1,636	—
Dwyer Instruments, LLC Delayed Draw Term Loan	—	1,414
Dwyer Instruments, LLC Fourth Amendment Delayed Draw Term Loan	1,414	—
Dwyer Instruments, LLC Revolving Loan	1,560	1,697
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	63	118
EdgeCo Buyer, Inc. Delayed Draw Term E Loan	5,738	—
EdgeCo Buyer, Inc. Revolving Loan	621	—
Einstein Parent, Inc. Revolving Loan	1,002	—
Elder Care Opco LLC Delayed Draw Term Loan	2,364	—
Elder Care Opco LLC Revolving Loan	709	—
Enverus Holdings, Inc. Revolving Loan	388	393
Enverus Holdings, Inc.Delayed Draw Term Loan	71	266
Epika Fleet Services, Inc. Delayed Draw Term B Loan	1,537	—
Equinox Buyer, LLC Revolving Credit Loan	733	—
Eskola LLC Delayed Draw Term B Loan	4,081	4,081
ETE Intermediate II LLC Revolving Loan	212	31
Ethos Risk Services, LLC Delayed Draw Term C Loan	—	2,667
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	80	80
EVDR Purchaser, Inc. Delayed Draw Term Loan	1,373	1,373
EVDR Purchaser, Inc. Revolving Credit Loan	824	686
Everbridge Holdings, LLC Delayed Draw Term Loan	844	844
Everbridge Holdings, LLC Revolving Loan	556	556
Excel Fitness Holdings, Inc. Delayed Term Loan	1,888	1,888
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	381	381
Fidelity Evergreen Private Credit Fund LP	5,906	8,449
First Legal Buyer, Inc. Delayed Draw Term Loan	1,361	1,861
First Legal Buyer, Inc. Revolving Loan	931	931
FMG Suite Holdings, LLC Revolving Credit	—	437
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	1,752	1,752
Fullsteam Operations LLC Delayed Draw Term Loan	1,138	—
Fullsteam Operations LLC Revolving Loan	379	—
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,947	3,947
G-A-I Consultants, Inc. Revolving Loan	316	513
Gator Plastic Intermediate Holdings, LLC Revolving Loan	290	—
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	1,075	4,399
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	1,524	1,905
Gen4 Dental Partners OPCO, LLC Revolving Loan	381	381
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Six Term Loan	1	—
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	270	270
Greenwood Operating Group, LLC Revolving Loan	1,965	—
GS Acquisitionco, Inc. Eighth Suplemental Delayed Draw Term Loan	645	—
GS Acquisitionco, Inc. Revolving Loan	798	1,197
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	989	1,229
Guava Buyer LLC Initial Delayed Draw Term Loan	963	—
Guava Buyer LLC RC Facility Loan	986	—
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78	78
Halo Buyer, Inc. Revolving Loan	1,440	—
Harris & Co. LLC Delayed Draw Term B Loan	11	—
Harris & Co. LLC Revolving Loan	959	—
Harris & Co. LLC_Delayed Draw Term C Loan	13,711	—
Heads Up Technologies, Inc. Revolving Loan	1,182	—
Health Buyer LLC_Revolver	441	—
HEC Purchaser Corp. Revolving Loan	672	781
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	320	711
Helios Service Partners, LLC Delayed Draw Term Loan 2022	6,000	6,000
Helios Service Partners, LLC Delayed Draw Term Loan Third Amendment	—	4,000
Helios Service Partners, LLC Third Amendement Incremental Delayed Draw Term Loan	2,113	6,000
Hercules Growth Lending Fund IV LP	8,789	—
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	4,640	4,821
Heritage Foodservice Investment, LLC Revolving Credit Loan	502	603
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	12,976	—
HHS Buyer, Inc. Revolving Loan	2,595	—
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	—	6,000
High Street Buyer, Inc. 2025 Delayed Draw Term Loan	4,607	—
Hills Distribution, Inc. Delayed Draw Term Loan	130	130

Investments	September 30, 2025	December 31, 2024
Hills Distribution, Inc. Delayed Draw Term Loan	$16	$16
Houseworks Holdings, LLC Delayed Draw Term Loan	—	2,036
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	2,554	2,554
HP RSS Buyer, Inc. Second Amendment Delayed Draw Term Loan	477	—
Ideal Components Acquisition, LLC Delayed Draw Term Loan	1,776	—
Ideal Components Acquisition, LLC Revolving Credit Loan	1,480	—
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	2,148	4,418
Improving Holdco, Inc. Revolving Loan (Improving Enterprises)	329	—
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	—	124
Inventus Power, Inc. Revolving Loan	273	356
Iodine Software, LLC Revolving Loan	291	291
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	—	278
ITS Buyer, Inc._Revolver	773	—
Ivy Technology Parent Intermediate III Holdings, LLC Revolving Loan	275	—
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	—	69
JHCC Holdings LLC 2024-B Incremental Delayed Draw Term Loan	250	—
JHCC Holdings LLC Delayed Draw Term Loan	—	533
JS Global, LLC Initial Revolving Loan	824	—
KabaFusion Parent LLC Revolving Credit Loan	1,425	1,425
Kelso Industries LLC Delayed Draw Term Loan	1,028	2,921
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	383	383
Kite Midco II LTD Term Loan B2	1,323	1,323
Kite Midco II LTD Term Loan B2	1,323	1,323
KL Charlie Acquisition Company Seventh Amendment Delayed Draw Term Loan	198	—
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	170	386
Lakewood Acquisition Corporation Revolving Loan	2,777	—
LeadVenture, Inc. Delayed Draw Term Loan	1,598	—
LeadVenture, Inc. Revolving Loan	1,193	591
LeadVenture, Inc. Supplemental No. 4 Delayed Draw Term Loan	—	4,469
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562	562
Lido Advisors, LLC Eighth Amendment Incremental Delayed Draw Term Loan	741	—
Lido Advisors, LLC_Delayed Draw Term Loan Seventh Amendment	—	1,279
Lido Advisors, LLC Revolving Loan	84	—
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	3,579	3,635
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	459	—
Lighthouse Technologies Holding Corp. Revolving Loan	816	816
LJ Avalon Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	6,629	—
LJ Avalon Holdings, LLC Revolving Credit	1,607	—
Loving Tan Intermediate II Inc. Revolving Loan	104	207
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	260	260
ManTech International Corporation Delayed Draw Term Loan	615	615
MB2 Dental Solutions, LLC Revolving Commitment	299	299
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	812	1,189
Med Learning Group, LLC Delayed Draw Term Loan	1,259	—
Medical Device Inc. Revolving Loan	399	552
Medina Health, LLC Revolving Loan	393	393
Medrina, LLC Initial Delayed Draw Term Loan Facility	—	745
Medrina, LLC Revolving Facility	532	532
MGT Impact Holdings, LLC 2025-1 Delayed Draw Term Loan	3,498	—
MGT Impact Holdings, LLC Revolving Credit Loan	306	—
Minds Buyer, LLC Revolving Credit	625	625
MKD Electric, LLC Revolving Loan	221	936
Modigent, LLC Delayed Term Loan	—	275
Moonlight Parent, Inc. Delayed Draw Term Loan	2,636	—
Moonlight Parent, Inc. Revolving Loan	1,582	—
Mountain Parent, Inc. Delayed Draw Term Loan	1,166	1,166
Mountain Parent, Inc. Revolving Credit Facility	622	622
mPulse Mobile, Inc. Initial Delayed Draw Term Loan	1,385	—
mPulse Mobile, Inc. Initial Revolving Loan	2,077	—
NMI Acquisitionco, Inc. Revolving Loan	332	332
NORA Acquisition, LLC Revolving Credit	331	389
NS and Associates LLC Revolving Loan (2025)	1,484	—
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	3	136
Oil Changer Holding Corporation Amendment No.4 Delayed Draw Term Loan	1,185	—
Optimizely North America Inc. (USD) Revolving Credit	1,232	1,232
OSR Opco LLC Delayed Draw Term Loan	—	1,067
OSR Opco LLC Revolving Loan	—	853
OSR Opco LLC, Second Amendment Revolving Loan	568	—

Investments	September 30, 2025	December 31, 2024
Owl Cyber Defense Solutions, LLC Revolving Loan	$945	$945
Pacific Purchaser, LLC Delayed Draw Term Loan	—	352
Pacific Purchaser, LLC Revolving Loan	176	176
Packaging Coordinators Midco, Inc. Initial Dollar Delayed Draw Term Loan	4,405	—
Packaging Coordinators Midco, Inc. Revolving Loan	1,053	—
PAG Holding Corp. Revolving Loan	1,055	981
PAI Middle Tier, LLC Revolving Credit Loan	1,701	—
Par Excellence Holdings, Inc. Revolving Loan	71	—
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	3,133	3,133
Pave America Holding, LLC Delayed Draw Term Loan	3,247	—
Pave America Holding, LLC Revolving Credit Loan	1,266	—
PCS Midco, Inc. Delayed Draw Term Loan	9	9
PCS Midco, Inc. Revolving Credit Loan	19	15
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment	—	5,031
PDI TA Holdings, Inc. Delayed Draw Term Loan	—	536
PDI TA Holdings, Inc. Revolving Credit	336	560
Pediatric Home Respiratory Services, LLC Delayed Term Loan	2,415	2,415
Pediatric Home Respiratory Services, LLC Revolving Credit	859	1,127
Penncomp, LLC Delayed Draw Term Loan A	—	573
Penncomp, LLC Delayed Draw Term Loan B	7,786	—
Penncomp, LLC Revolving Loan	519	—
PestCo, LLC Delayed Draw Term Loan	3,020	—
PestCo, LLC Revolving Loan	1,208	—
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	—	785
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	—	1,085
Petra Borrower, LLC Delayed Draw Term Loan	650	650
Petra Borrower, LLC Revolving Loan	400	500
PharmaLogic Holdings Corp. Delayed Draw Term Loan	2,591	2,591
Phoenix YW Buyer, Inc. Revolving Credit Loan	1,136	1,136
PMA Parent Holdings, LLC Revolving Credit Loan	547	314
Point Quest Acquisition, LLC Revolving Credit Loan	1,366	1,022
Point Quest Acquisition, LLC Term Loan	—	2,542
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	135	2,301
PracticeTek Purchaser, LLC Delayed Draw Term Loan	—	587
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	—	940
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	—	940
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	50	318
Prestige Employee Administrators, LLC Revolving Loan	319	—
PRGX Global, Inc. Delayed Draw Term Loan	1,612	—
Principal Lighting Group, LLC Revolving Loan	1,643	—
Puma Buyer, LLC Revolving Credit Loan	2,236	—
Quick Quack Car Wash Holdings, LLC 2025 Incremental Delayed Draw Term Loan	13,202	—
RailPros Parent, LLC Delayed Draw Term Loan	818	—
RailPros Parent, LLC Revolving Loan	409	—
RBFD Buyer, LLC Delayed Draw Term Loan	—	3,789
RBFD Buyer, LLC Initial Delayed Draw Term Loan	872	—
RBFD Buyer, LLC Revolving Credit	284	947
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	2,061	—
Rcp Nats Purchaser, LLC Revolving Loan	1,443	—
Recipe Acquisition Corp. Delayed Draw Loan	2,043	2,185
Recipe Acquisition Corp. Revolving Credit	493	668
Red Fox CD Acquisition Corporation Amendment No. 2 Incremental Delayed Draw Term Loan	3,390	—
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	5,961	—
RoC Holdco LLC Revolving Credit Loan	732	732
Rocket Youth Brands HoldCo LLC Delayed Draw Term Loan	2,145	—
Rocket Youth Brands HoldCo LLC Revolving Credit Loan	322	—
RPM Purchaser, Inc. Delayed Draw Term Loan B	—	518
RPMS LLC_Delayed Draw Term Loan	2,353	—
RRA Corporate, LLC Delayed Draw Term Loan 2	46	—
RRA Corporate, LLC Revolving Loan	35	—
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	352	352
Rural Sourcing Holdings, Inc. Revolving Loan	114	238
Saab Purchaser, Inc. First Amendment Delayed Draw Term Loan	5,348	—
SAAB Purchaser, Inc._Revolver	713	—
Sagebrush Buyer, LLC Revolving Credit	776	776
SageSure Holdings, LLC Amendment No. 1 Delayed Draw Term Loan	1,729	—
SageSure Holdings, LLC Delayed Draw Term Loan	—	1,041
Saldon Holdings, Inc. Initial Delayed Draw Term Loan	127	127

Investments	September 30, 2025	December 31, 2024
Salt Dental Collective, LLC Columbia Acquisition Revolving Credit	$33	$—
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	—	3,497
Salute Mission Critical, LLC Revolving Loan	—	699
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	2,160	—
Saturn Borrower Inc Tenth Amendment Revolving Loan	739	—
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	368	—
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan C	498	—
Sigma Defense Systems LLC Revolving Loan	58	75
Signature Investor LLC Term Loan B	345	—
Socket Holdings Corporation Delayed Draw Term Loan	1,267	—
Socket Holdings Corporation Initial Revolving Loan	186	—
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	494	—
Solairus Holdings, LLC Revolver	124	—
Sonny’s Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	414	414
Spark Buyer, LLC Delayed Draw Term Loan	2,500	2,500
Spark Buyer, LLC Revolving Credit Loan	825	1,250
Spark Purchaser, Inc. Revolving Credit	809	809
Stonebridge Companies, LLC Delayed Draw Term Loan	1,881	—
Stonebridge Companies, LLC Revolving Credit Loan	1,254	—
SuperHero Fire Protection, LLC Revolving Loan	530	63
Superjet Buyer, LLC Delayed Draw Term Loan	4,037	4,350
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	229	430
Surgical Center Solutions, LLC Delayed Draw Term Loan	1,001	—
Surgical Center Solutions, LLC Revolving Loan	471	—
Syndigo LLC_Revolver	2,133	—
Systems Planning and Analysis, Inc. Fifth Amendment Delayed Draw Term Loan	295	—
Systems Planning and Analysis, Inc. Revolving Loan	2,304	—
Tank Holding Corp. Delayed Draw Term Loan	—	758
Tau Buyer, LLC Delayed Draw Term Loan	876	—
Tau Buyer, LLC Revolving Credit	511	—
TCP Hawker Intermediate LLC Delayed Draw Term Loan	80	80
TCP Hawker Intermediate LLC Ninth Amendment Delayed Draw Term Loan 11/24	76	76
Tender Products, Inc. Revolving Loan	1,579	—
Thames Technology Holdings, Inc. Revolving Loan	315	789
The Vertex Companies, Inc. Revolving Loan	1,503	—
Thrive Buyer, Inc. Initial Revolving Loan	—	97
TMSC OpCo, LLC Revolving Loan	788	1,050
Track Branson Opco, LLC, The Revolving Loan	119	119
Transgo, LLC Revolving Loan	605	605
Trench Plate Rental Co. Revolving Loan	309	119
Tricor, LLC Amendment No. 6 Delayed Draw Term Loan	5,560	—
Tricor, LLC Revolving Loan	1,000	144
Truck-Lite Co., LLC 2025 Replacement Revolving Loan	622	—
Truck-Lite Co., LLC Delayed Draw Term Loan	—	622
Truck-Lite Co., LLC Delayed Draw Term Loan A	224	—
Truck-Lite Co., LLC Delayed Draw Term Loan B	1,077	—
Truck-Lite Co., LLC Delayed Draw Term Loan C	886	—
Truck-Lite Co., LLC Initial Revolving Credit Loan	—	622
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	2,024	2,500
TVG Shelby Buyer, Inc. Revolving Credit Loan	250	250
United Flow Technologies Intermediate HoldCo II, LLC Amendment No. 1 Delayed Draw Term Loan	7,027	—
Upland Software, Inc. Revolving Loan	2,000	—
Upstack Holdco Inc. Delayed Draw Term Loan	2,166	3,125
Upstack Holdco Inc. Revolving Credit Loan	937	1,063
USIC Holdings, Inc. Revolving Loan	874	1,035
USIC Holdings, Inc. Specified Delayed Draw Term Loan	338	580
Vacation Rental Brands, LLC Delayed Draw Term Loan	787	261
Vacation Rental Brands, LLC Revolving Loan	1,022	430
Valkyrie Buyer, LLC Delayed Draw Term Loan A	55	561
Valkyrie Buyer, LLC Delayed Draw Term Loan B	—	749
Valkyrie Buyer, LLC Delayed Draw Term Loan C	—	694
Valkyrie Buyer, LLC Delayed Draw Term Loan D	3,209	4,000
Valkyrie Buyer, LLC Delayed Draw Term Loan E	2,000	2,000
Valkyrie Buyer, LLC Revolving Credit Loan	243	468
Vehlo Purchaser, LLC Tranche C Delayed Draw Term Loan	5,053	—
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	410	1,075
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	410	1,075
Vertex Companies, Inc., The Delayed Draw Term Loan-B	—	4,746

Investments	September 30, 2025	December 31, 2024
Vertex Companies, Inc., The Fourth Amendment Revolving Loan	$—	$2,373
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	3,549	4,321
Vertex Service Partners, LLC Revolving Facility	80	47
Vital Purchaser, LLC Revolving Loan	492	492
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	—	3,420
Vortex Companies, LLC Delayed Term Loan	668	—
Vortex Companies, LLC Revolving Loan	462	—
Vortex Intermediate, LLC Revolver Amendment No. 4 Incremental	—	662
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	—	2,653
VTC Buyer Corp. Advance	1,927	—
VTC Buyer Corp. Designated Delayed Draw Term Loan	3,173	—
VTC Buyer Corp. Future Expansion Delayed Draw Term Loan	2,222	—
Vybond Buyer, LLC Delayed Draw Term Loan	2,374	—
Vybond Buyer, LLC Revolving Credit Loan	1,781	—
W.A. Kendall and Company, LLC Revolving Loan	272	—
W.A. Kendall and Company, LLC Seventh Amendment Delayed Draw Term Loan	2,792	—
WC PLG Buyer, Inc Revolver	—	1,643
Wealth Enhancement Group, LLC August 2025 Delayed Draw Term Loan	803	—
Wealth Enhancement Group, LLC December 2024 Delayed Draw Term Loan	5,710	6,774
Wealth Enhancement Group, LLC Initial Revolving Loan	226	226
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	4,894	7,258
Western Smokehouse Partners, LLC Revolving Loan	167	—
Wharf Street Ratings Acquisition LLC Delayed Draw Term Loan	1,631	—
Wharf Street Ratings Acquisition LLC_Revolver	1,684	—
Worldwide Insurance Network, LLC 2025 Incremental Delayed Draw Term Loan	2,190	—
Worldwide Insurance Network, LLC Delayed Draw Term Loan	180	1,259
Zep Holdco Inc. Revolving Credit Loan (aka TL Atlas Merger)	1,352	—

	$540,620	$333,896

9. Net Assets
Share Issuances
The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances during the nine months ended September 30, 2025:

Share Issuance Date	Shares Issued	Amount	Offering Price
January 1	1,191,393	$30,975	$26.00
February 1	2,949,039	77,358	26.23
March 1	2,030,616	53,745	26.47
April 1	3,273,944	85,158	26.01
May 1	849,290	22,203	26.14
June 1	3,052,634	80,595	26.40
July 1	2,115,437	54,957	25.98
August 1	3,886,374	101,893	26.22
September 1	3,624,185	95,793	26.43

Total issuance of shares	22,972,912	$602,677

The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances during the nine months ended September 30, 2024:

Share Issuance Date	Shares Issued	Amount	Offering Price
January 1	1,166,604	$30,032	$25.74
February 1	809,925	21,040	25.98
March 1	1,653,938	43,355	26.21
April 1	1,873,293	48,379	25.83
May 1	559,944	14,583	26.04
June 1	2,570,861	67,500	26.26
July 1	2,818,437	72,888	25.86
August 1	1,008,595	26,390	26.17
September 1	1,044,222	27,540	26.37

Total issuance of shares	13,505,819	$351,707

Distributions
On March 25, 2025, the Board declared a distribution on the Shares payable on April 30, 2025 to shareholders of record as of the close of business on March 28, 2025 (the “Q1 2025 Distribution”). The amount of the Q1 2025 Distribution equaled $0.67 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 510,957 Shares were issued in April 2025 in connection with the Company’s DRIP for the Q1 2025 Distribution.
On May 7, 2025, the Board declared a distribution on the Shares, which was paid on August 1, 2025 to shareholders of record as of the close of business on June 27, 2025 (the “Q2 2025 Distribution”). The amount of the Q2 2025 Distribution equaled $0.64 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 589,003 Shares were issued in August 2025 in connection with the Company’s DRIP for the Q2 2025 Distribution.
On August 11, 2025, the Board declared a distribution on the Shares, which was paid on October 31, 2025 to shareholders of record as of the close of business on September 29, 2025 (the “Q3 2025 Distribution”). The amount of the Q3 2025 Distribution equaled $0.61 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 634,345 Shares were issued in October 2025 in connection with the Company’s DRIP for the Q3 2025 Distribution.
The following table identifies distributions declared for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 25, 2025	March 28, 2025	April 30, 2025	$0.67	$27,750
May 7, 2025	June 27, 2025	August 1, 2025	0.64	30,915
August 11, 2025	September 29, 2025	October 31, 2025	0.61	35,338
The following table identifies distributions declared for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 14, 2024	March 29, 2024	April 30, 2024	$0.65	$10,777
May 7, 2024	June 28, 2024	July 31, 2024	0.65	14,030
August 8, 2024	September 30, 2024	October 31, 2024	0.65	17,155
November 11, 2024	December 30, 2024	January 30, 2025	0.65	22,954
During the three and nine months ended September 30, 2025, the Company issued 589,003 and 1,525,234 Shares, respectively, in connection with the DRIP for an aggregate amount of $15,302 and $39,649, respectively. During the three and nine months ended September 30, 2024, the Company issued 298,382 and 841,353 Shares, respectively, in connection with the DRIP for an aggregate amount of $7,716 and $21,718, respectively.
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
In the event that any shareholder fails to maintain a minimum balance of $500 (not in thousands) of the Company’s Shares, the Company may repurchase all of the Shares held by that shareholder at the repurchase price in effect on the date the Company determines that the shareholder has failed to meet the minimum balance, less any Early Repurchase Deduction. In the alternative, the Company reserves the right to reduce the number of Shares requested to be repurchased from a shareholder so that the required account balance is maintained. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in the Company’s NAV. Minimum account repurchases are subject to an Early Repurchase Deduction.
On February 3, 2025, the Company offered to purchase up to 1,762,346 Shares at a purchase price equal to the NAV per Share as of March 31, 2025 (the “February 2025 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the February 2025 Repurchase Offer. The February 2025 Repurchase Offer expired on March 3, 2025 and 288,512 Shares were validly tendered by the shareholders and not properly withdrawn in connection with the February 2025 Repurchase Offer. On April 28, 2025, the Company determined that, as of March 31, 2025, the NAV per Share was $26.01 per Share. Based on such NAV per Share, the aggregate purchase price for the Shares accepted for repurchase by the Company in the February 2025 Repurchase Offer equaled approximately $7,504.
On June 20, 2025, the Company offered to purchase up to 2,056,473 Shares at a purchase price equal to the NAV per Share as of July 31, 2025 (the “June 2025 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the June 2025 Repurchase Offer. The June 2025 Repurchase Offer expired on July 18, 2025 and no Shares were tendered by the shareholders in connection with the June 2025 Repurchase Offer.
On August 1, 2025, the Company offered to purchase up to 2,415,266 Shares at a purchase price equal to the NAV per Share as of September 30, 2025 (the “August 2025 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the August 2025 Repurchase Offer. The August 2025 Repurchase Offer expired on August 28, 2025 and no Shares were tendered by the shareholders in connection with the August 2025 Repurchase Offer.
During the three and nine months ended September 30, 2025, the Company repurchased 0 and 288,512 Shares, pursuant to its discretionary share repurchase program. During the three and nine months ended September 30, 2024, the Company repurchased 64,340 Shares, pursuant to its discretionary share repurchase program.
The following table summarizes the capital activity during the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Shares outstanding as of June 30, 2025 and 2024, respectively	48,305,330	21,520,505
Shares issued in private offerings	9,036,993	4,572,872
Shares issued in connection with DRIP	589,003	298,382
Shares repurchased	—	(84,438)

Shares outstanding as of September 30, 2025 and 2024, respectively	57,931,326	26,307,321

The following table summarizes the capital activity during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Shares outstanding as of December 31, 2024 and 2023, respectively	35,246,926	12,950,280
Shares issued in private offerings	21,447,678	12,664,466
Shares issued in connection with DRIP	1,525,234	841,353
Shares repurchased	(288,512)	(148,778)

Shares outstanding as of September 30, 2025 and 2024, respectively	57,931,326	26,307,321

10. Financial Highlights

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Per share data:
Net asset value, beginning of period	$26.00	$25.74
Net investment income (loss) (1)	1.92	2.05
Realized and unrealized gain (loss) on investment transactions (2)	0.05	0.12

Total from operations	1.97	2.17
Distributions from net investment income	(1.92)	(1.95)
Distributions from net realized capital gains/losses	—	—

Total increase (decrease) in net assets	0.05	0.22

Net asset value, end of period	$26.05	$25.96

Shares outstanding, end of period	57,931,326	26,307,321
Total return (3)	7.79%	8.62%
Ratios / supplemental data
Ratio of gross expenses to average net assets (4)(5)(7)(8)	6.11%	7.40%
Ratio of net expenses to average net assets (4)(6)(7)(8)	6.18%	7.55%
Ratio of net investment income (loss) to average net assets (4)(8)	7.58%	8.19%
Net assets, end of period (in thousands)	$1,509,265	$682,882
Weighted average shares outstanding	46,874,364	20,120,646
Portfolio turnover rate (9)	13.14%	18.51%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
(2)	Includes balancing amounts necessary to reconcile the change in NAV per share for the period.
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
(6)
Ratio of net expenses to average net assets is computed using total expenses, including the effects of expense support payments (recoupments), which represented (0.07)% and (0.15)% on average net assets for the nine months ended September 30, 2025 and 2024, respectively.

(7)
Ratio of gross expenses to average net assets and ratio of net expenses to average net assets are inclusive of the income incentive fee and capital gains-based incentive fee. The income incentive fee ratio and capital gains-based incentive fee are 0.61% and 0.01%, respectively, for the nine months ended September 30, 2025. The income incentive fee ratio and capital gains-based incentive fee are 0.67% and 0.03%, respectively, for the nine months ended September 30, 2024.

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

11. Subsequent Events
The Company’s management has evaluated events subsequent to September 30, 2025 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.

On October 1, 2025, the Company sold 5,153,708 Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $134,300.
On November 3, 2025, the Company offered to purchase up to 2,896,566 Shares at a purchase price equal to the NAV per Share as of December 31, 2025 (the “November 2025 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the November 2025 Repurchase Offer. The November 2025 Repurchase Offer is set to expire on December 2, 2025.
On November 11, 2025, the Board declared a distribution on the Shares equal to an aggregate amount up to (i) the Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended December 31, 2025 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q4 2025 Distribution”). The Q4 2025 Distribution is payable on January 3
0
, 2026 to shareholders of record as of the close of business on December 30, 2025. The final amount of the Q4 2025 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q4 2025 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.
The Company received approximately $31,800 of subscriptions effective November 3, 2025 in connection with its monthly closing for the Private Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Beginning in the third quarter of 2025, all amounts are presented in thousands, except share amounts, per share data, percentages, and where otherwise indicated. Prior period amounts have been recast to conform to the current presentation.

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

The forward-looking statements in this Report relate to future events or the Company’s future performance or financial condition, are not guarantees, and involve numerous risks and uncertainties. Some of these risks and uncertainties are beyond our control and difficult to predict and could cause actual events or results to differ materially from those expressed or forecasted in the forward-looking statements, including, but not limited to, those described in “Risk Factors” in Part II, Item 1A of this Report, in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and the below items:

•	the Company’s future operating results;

•	conditions affecting the financial and capital markets, including with respect to changes from the impact of any global pandemic;

•	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

•	actual and potential conflicts of interest with the Advisor and its affiliates;

•	interest rate volatility;

•	the Company’s business prospects and the prospects of the Company’s current and prospective portfolio companies;

•	the impact of increased competition;

•	the Company’s contractual arrangements and relationships with third parties;

•	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

•	the ability of the Company’s portfolio companies to achieve their objectives;

•	the relative and absolute performance of the Advisor;

•	the ability of the Advisor and their affiliates to attract and retain talented professionals;

•	the Company’s use of borrowings and expected financings to fund investments;

•	the adequacy of the Company’s financing sources and working capital;

•	the timing and amount of cash flows, if any, from the operations of the Company’s portfolio companies;

•	the ability of the Advisor to locate suitable investments for the Company, to monitor and administer the Company’s investments and to implement plans to achieve the Company’s investment objectives;

•	the Company’s ability to pay dividends or make distributions;

•	the risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;

•	the impact of future acquisitions and divestitures;

•	the Company’s ability to qualify and maintain its qualification as a RIC under the Code; and

•	future changes in laws or regulations, including tax laws and regulations and interpretations thereof, and conditions in the Company’s operating areas.

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

The direct loans to which we have exposure will generally be made to middle-market companies, which we define as companies with an annual EBITDA of approximately $10,000 to $100,000. The loans we invest in generally pay floating interest rates based on a variable base rate. The secured debt (including first lien senior secured, unitranche and second lien debt) in which we invest generally have stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that we make will generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. However, there is no limit on the maturity or duration of any security we hold in our portfolio. Loans and securities purchased in the secondary market generally have shorter remaining terms to maturity than newly issued investments. Most of our debt investments are unrated. Our debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB” by Standard & Poor’s Ratings Services). Our unrated debt investments will generally have credit quality consistent with below investment grade securities.

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

Portfolio and Investment Activity

As of September 30, 2025, the Company had 1,156 investments in 371 portfolio companies across 81 industries. Based on fair value as of September 30, 2025, 100% of the Company’s debt portfolio was invested in debt bearing a floating interest rate. The weighted average interest rate across the Company’s portfolio investments was approximately 9.7% as of September 30, 2025.

As of December 31, 2024, the Company had 667 investments in 299 portfolio companies across 71 industries. Based on fair value as of December 31, 2024, 100% of the Company’s debt portfolio was invested in debt bearing a floating interest rate. The weighted average interest rate across the Company’s portfolio investments was approximately 9.8% as of December 31, 2024.

As of September 30, 2025 and December 31, 2024, the Company’s portfolio median EBITDA was $63,600 and $54,400, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

As of September 30, 2025 and December 31, 2024, the Company’s median loan-to-value (“LTV”) was 39.5% and 43.0%, respectively. LTV is calculated as net debt through each respective investment tranche in which the Company holds an investment divided by value of underlying collateral of the portfolio company.

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

As of September 30, 2025, the Company had one investment that was placed on non-accrual status. The amortized cost of investments on non-accrual status as of September 30, 2025 was $4,841. No investments were on non-accrual status as of December 31, 2024.

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

Consolidated Results of Operations

Set forth below is a comparison of the results of operations and changes in financial condition for the three and nine months ended September 30, 2025 and 2024. The following tables represent our operating results for the periods indicated:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Total investment income	$63,251	$30,972	$163,270	$79,401
Less: Net expenses	(28,688)	(14,665)	(73,311)	(38,096)

Net investment income (loss)	34,563	16,307	89,959	41,305

Net change in unrealized appreciation (depreciation)	2,487	2,557	1,751	2,304

Net increase (decrease) in Net Assets resulting from operations	$37,050	$18,864	$91,710	$43,609

Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful. The net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2025 and 2024 were largely due to increases in NAV on private credit fund investments.

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Investment income:
Interest income	$62,448	$30,875	$160,867	$79,042
Payment-in-kind	438	97	1,417	359
Dividend income	365	—	986	—

Total Investment Income	$63,251	$30,972	$163,270	$79,401

PIK income increased to $438 during the three months ended September 30, 2025, as compared to $97 for the three months ended September 30, 2024, and to $1,417 during the nine months ended September 30, 2025, as compared to $359 for the nine months ended September 30, 2024. These increases are due to several portfolio companies electing a PIK toggle. Loans amended to include PIK toggles post-origination are monitored closely, as they may indicate elevated credit risk. As of September 30, 2025, 1.9% of debt investments have elected the PIK toggle. We believe that the Company’s approach to PIK income aligns with industry best practices and includes regular monitoring of valuation updates by the Advisor’s Valuation Committee and oversight by the Board.

For the nine months ended September 30, 2025, total investment income was driven by the Company’s deployment of capital and increasing invested balance of investments. The size of the Company’s investment portfolio at fair value was $2,645,505 as of September 30, 2025 and, as of such date, all of the Company’s debt investments were income-producing.

For the nine months ended September 30, 2024, total investment income was driven by the Company’s deployment of capital and increasing invested balance of investments. The size of the Company’s investment portfolio at fair value was $1,204,966 as of September 30, 2024 and, as of such date, all of the Company’s debt investments were income-producing.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2025, the Company had one investment that had an interest default and was placed on non-accrual status. As of December 31, 2024, all of the Company’s debt investments were performing and current on their interest payments.

Expenses

Expenses were as follows for the periods indicated:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Expenses
Interest expense	$19,325	$9,220	$48,973	$24,952
Management fee	3,580	1,664	9,111	3,924
Income incentive fee	2,812	1,342	7,289	3,360
Capital gains-based incentive fee	191	193	146	148
Professional fees	969	282	2,175	1,012
Administration fee	711	497	2,062	1,179
Custody fees	137	26	312	77
Legal fees	129	147	263	955
Directors’ fees	63	50	163	150
Other expenses	771	636	2,039	1,592

Total expenses	$28,688	$14,057	$72,533	$37,349

Less expense (recoupment) support payments (to) by the Advisor	—	(608)	(778)	(747)

Net expenses	$28,688	$14,665	$73,311	$38,096

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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the nine months ended September 30, 2025, the Company did not incur any excise tax.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions during the nine months ended September 30, 2025.

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

Cash Flows

As of September 30, 2025 we had $70,925 in cash and cash equivalents and restricted cash and restricted cash equivalents. During the nine months ended September 30, 2025, we used $(979,631) in cash for operating activities, primarily as a result of funding of portfolio investments of $(1,345,725), partially offset by sales, exits and repayments of portfolio investments of $277,169, and other operating activities of $88,925. Cash provided by financing activities was $1,019,312 during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $563,028 and borrowings of $1,210,400 under our financing arrangements, partially offset by distributions paid and repurchase of shares of $(51,217) and repayments of borrowings, including debt issuance costs paid of $(702,899).

As of September 30, 2024 we had $25,224 in cash and cash equivalents and restricted cash and restricted cash equivalents. During the nine months ended September 30, 2024, we used $(576,882) in cash for operating activities, primarily as a result of funding of portfolio investments of $(792,005), partially offset by sales, exits and repayments of portfolio investments of $165,955, and other operating activities of $49,168. Cash provided by financing activities was $583,182 during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $329,990 and borrowings of $669,435 under our financing arrangements, partially offset by distributions paid of $(13,172) and repayments of borrowings of $(403,071).

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

Under the provisions of the 1940 Act, following approval from our initial shareholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, which approval became effective on January 21, 2023, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any shares of preferred stock that we may issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. As of September 30, 2025 and December 31, 2024, our asset coverage ratio, as defined under the 1940 Act, was 228.0% and 238.4%, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company had outstanding borrowings of $1,179,571 and $662,171, respectively. The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

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

Under the MassMutual SPV I Facility, the lenders made initial commitments of $200,000. On September 26, 2023, SPV Facility I and MassMutual amended the MassMutual SPV I Facility (the “MassMutual First Amendment”). The MassMutual First Amendment, among other things, increased the aggregate commitments by the lenders to $250,000. Borrowings under the MassMutual SPV I Facility will generally bear interest at a rate per annum equal to 3-Month Term SOFR plus a margin of 3.25%, with a 1.0% floor on Term SOFR. The MassMutual SPV I Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility I and a pledge over 100% of the Company’s equity interest in SPV Facility I. The MassMutual SPV I Facility requires payment of (a) a non-use fee during the 18-month availability period of 0.40% on the difference between the average daily outstanding balance under the facility relative to the maximum amount of commitments at such time, and (b) after the 18-month availability period until the stated maturity date, a utilization fee equal to the positive difference, if any, in respect of any period between (i) the amount of interest that would have accrued under the MassMutual SPV I Facility if the principal outstanding thereunder were equal to 75% of the maximum commitment amount in that period, and (ii) the amount of interest that actually accrued under the MassMutual SPV I Facility for such period on the loans advanced thereunder. The Advisor paid, on the Company’s behalf, a customary upfront 1.25% commitment fee in connection with the MassMutual SPV I Facility, which amount was subject to reimbursement by the Company under the Amended Expense Limitation Agreement.

The MassMutual SPV I Facility matures on March 31, 2033, unless sooner terminated in accordance with its terms.

As of September 30, 2025 and December 31, 2024, the Company had an outstanding principal balance under the MassMutual SPV I Facility of $187,500 and $204,500, respectively. For the three and nine months ended September 30, 2025, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 7.51% and 7.55%, respectively. For the three and nine months ended September 30, 2024, the Company’s borrowings under the MassMutual SPV I Facility bore interest at a weighted average interest rate of 8.41% and 8.54%, respectively. For the three and nine months ended September 30, 2025, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility were $187,500 and $189,207, respectively. For the three and nine months ended September 30, 2024, the daily average amount of outstanding borrowings under the MassMutual SPV I Facility were $134,326 and $142,971, respectively.

BMO SPV II Credit Facility

On May 1, 2023, the Company, through SPV Facility II as borrower, entered into a Loan and Security Agreement (the “BMO Loan and Security Agreement”) with Bank of Montreal, a (“BMO”), as the administrative agent, as collateral agent, and as a lender, and the other lenders party thereto from time to time, to provide SPV Facility II with a revolving credit facility (the “BMO SPV II Credit Facility”). BMO had made an initial commitment of $81,250 under the BMO SPV II Credit Facility, with an accordion provision to permit increases to the total facility amount up to $100,000, subject to satisfaction of certain conditions. On July 3, 2023, SPV Facility II and BMO entered into an amendment (the “BMO First Amendment”) to the BMO Loan and Security Agreement. The BMO First Amendment provides for, among other things, (1) a funded amount from the lenders of $100,750 as of the amendment effective date and (2) an increase in the maximum total commitments of the lenders under the accordion provision in the BMO Loan and Security Agreement to $125,000. On March 21, 2024, SPV Facility II and BMO entered into an amendment (the “BMO Second Amendment”) to the BMO Loan and Security Agreement. The BMO Second Amendment provides, among other things, a funded amount from the lenders of $109,500 as of the amendment effective date. On June 23, 2025, SPV Facility II and BMO entered into an amendment (the “BMO Third Amendment”) to the BMO Loan and Security Agreement. The BMO Third Amendment, among other things, increased the aggregate commitments by the lenders under the BMO SPV II Credit Facility to $162,500 as of the amendment effective date and extended the commitment termination date under the BMO SPV II Credit Facility to June 30, 2027. Prior to the effective date of the BMO Third Amendment, borrowings under the BMO SPV II Credit Facility generally bore interest at a rate per annum equal to 3-Month Term SOFR plus a margin of 2.50% (subject to credit spread adjustments based on the weighted average spread of certain loan assets). The BMO Third Amendment reduced the applicable margin on borrowings under the BMO SPV II Credit Facility, such that borrowings under the BMO SPV II Credit Facility will generally bear interest at a rate per annum equal to 3-Month Term SOFR plus a margin of 2.35% (subject to credit spread adjustments based on the weighted average spread of certain loan assets). The BMO SPV II Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility II and a pledge over 100% of the Company’s equity interest in SPV Facility II.

The BMO SPV II Credit Facility matures on May 1, 2030, unless sooner terminated in accordance with its terms.

As of September 30, 2025 and December 31, 2024, the Company had an outstanding principal balance under the BMO SPV II Credit Facility of $106,671 and $97,671, respectively, in connection with investments purchased through participation agreements from BMO. For the three and nine months ended September 30, 2025, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 6.64% and 6.75%, respectively. For the three and nine months ended September 30, 2024, the Company’s borrowings under the BMO SPV II Credit Facility bore interest at a weighted average interest rate of 7.88% and 7.84%, respectively. For the three and nine months ended September 30, 2025, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $97,757 and $95,861, respectively. For the three and nine months ended September 30, 2024, the daily average amount of outstanding borrowings under the BMO SPV II Credit Facility were $100,671 and $99,371, respectively.

Wells Fargo SPV III Credit Facility

On December 1, 2023, the Company, through SPV Facility III as borrower, entered into a Loan and Security Agreement (the “Wells Fargo Loan and Security Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as the administrative agent, UMB Bank, National Association, as the collateral agent, and the lenders party thereto from time to time, to provide SPV Facility III with a revolving credit facility (the “Wells Fargo SPV III Credit Facility”). The lenders initially made aggregate commitments of $250,000 under the Wells Fargo SPV III Credit Facility.

On October 31, 2024, the Company and Wells Fargo amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo First Amendment”). The Wells Fargo First Amendment, among other things, increased the aggregate commitments by the lenders to $400,000 and decreased the applicable margin on borrowings from 2.65% to 2.25%. On February 27, 2025, the Company amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo Second Amendment”). The Wells Fargo Second Amendment, among other things, (1) increased the aggregate commitments by the lenders under the Wells Fargo SPV III Credit Facility to $650,000, with an accordion feature providing SPV Facility III the right to request increases in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to an aggregate maximum of $900,000, and (2) decreased the applicable margin on borrowings to 2.15% under the Wells Fargo SPV III Credit Facility. On May 14, 2025, the Company further amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo Third Amendment”), which, among other things, increased the aggregate commitments by the lenders under the Wells Fargo SPV III Credit Facility to $750,000. On September 29, 2025 the Company further amended the Wells Fargo SPV III Credit Facility (the “Wells Fargo Fourth Amendment”), which, among other things, permitted SPV Facility III, to enter into a master participation agreement with another wholly owned subsidiary of the Company.

Borrowings under the Wells Fargo SPV III Credit Facility generally bear interest at a rate per annum equal to Daily Simple SOFR plus a margin of 2.15%, with a 0.0% floor on Daily Simple SOFR. Amounts available for borrowing under the Wells Fargo SPV III Credit Facility are subject to a borrowing base that applies different advance rates to different types of assets held by SPV Facility III and are subject to limitations with respect to the loans securing the Wells Fargo SPV III Credit Facility, which may affect the borrowing base and therefore amounts available to borrow under the Wells Fargo SPV III Credit Facility. The Wells Fargo SPV III Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility III.

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

As of September 30, 2025 and December 31, 2024, the Company had an outstanding principal balance under the Wells Fargo SPV III Credit Facility of $440,500 and $360,000, respectively. For the three and nine months ended September 30, 2025, the Company’s borrowings under the Wells Fargo SPV III Credit Facility bore interest at a weighted average interest rate of 6.49% and 6.43%, respectively. For the three and nine months ended September 30, 2024, the Company’s borrowings under the Wells Fargo SPV III Credit Facility bore interest at a weighted average interest rate of 7.96% and 7.97%, respectively. For the three and nine months ended September 30, 2025, the daily average amount of outstanding borrowings under the Wells Fargo SPV III Credit Facility was $499,413 and $412,471, respectively. For the three and nine months ended September 30, 2024, the daily average amount of outstanding borrowings under the Wells Fargo SPV III Credit Facility was $178,853 and $128,667, respectively.

JPM SPV V Credit Facility

On July 25, 2025, the Company, through SPV Facility V as borrower, entered into a Loan and Security Agreement (the “JPM Loan and Security Agreement”) with JP Morgan Chase Bank, National Association, as the administrative agent, UMB Bank, National Association, as the collateral administrator, collateral agent and securities intermediary, and the lenders party thereto from time to time, to provide SPV Facility V with a revolving credit facility (the “JPM SPV V Credit Facility”). The Company serves as portfolio manager and parent under the JPM Loan and Security Agreement.

The lenders have made aggregate commitments of $250,000 under the JPM SPV V Credit Facility, which will be available to draw in U.S. dollars and, subject to agreed limits, Euros, sterling, Canadian dollars and/or Swiss francs (the “Agreed Currencies”). Borrowings under the JPM SPV V Credit Facility will generally bear interest at a rate per annum equal to the applicable benchmark for the applicable Agreed Currency (subject to a floor of 0%) (Term SOFR for loans drawn in U.S. dollars) plus a margin of (a) 1.85% until January 24, 2027, or (b) 1.90% for the remaining term thereafter. Amounts available for borrowing under the JPM SPV V Credit Facility are subject to a borrowing base that applies an advance rate of 62.5% to assets held by SPV Facility V and are subject to limitations with respect to the loans securing the JPM SPV V Credit Facility, which may affect the borrowing base and therefore amounts available to borrow under the JPM SPV V Credit Facility. Borrowings under the JPM SPV V Credit Facility are secured by all of the assets held by SPV Facility V. The facility may not be voluntarily repaid or the commitment thereunder voluntarily cancelled prior to January 25, 2027, and a premium of 1% is payable in respect of any voluntary prepayment of advances or cancellation of commitments under the JPM SPV V Credit Facility made in the period from January 25, 2027 until July 25, 2028.

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

As of September 30, 2025, the Company had an outstanding principal balance under the JPM SPV V Credit Facility of $96,900. For the three and nine months ended September 30, 2025, the Company’s borrowings under the JPM SPV V Credit Facility bore interest at a weighted average interest rate of 6.06%. For the three and nine months ended September 30, 2025, the daily average amount of outstanding borrowings under the JPM SPV V Credit Facility was $72,082.

2024-I CLO

On January 15, 2025, the Company completed its $300,400 term debt securitization, also known as a collateralized loan obligation (the “2024-I CLO”), in connection with which the 2024-I Issuer issued the 2024-I CLO Debt (as defined below).

The debt offered in the 2024-I CLO was issued and incurred by the 2024-I Issuer and consists of (i) Class A Senior Secured Floating Rate Notes and Class B Senior Secured Floating Rate Notes (collectively, the “2024-I CLO Secured Debt”), and (ii) the subordinated notes (the “2024-I CLO Subordinated Notes” and, together with the 2024-I CLO Secured Debt, the “2024-I CLO Debt”), the terms of which are summarized in the table below:

Class	Par Size	Ratings (S&P)	Coupon
Class A 2024 Notes	$174,000	AAA(sf)	3M SOFR + 1.70%
Class B 2024 Notes	$30,000	AA(sf)	3M SOFR + 2.00%
2024-I CLO Subordinated Notes	$96,400	N/A	N/A

The Company directly retained the Class B 2024 Notes and 2024-I CLO Subordinated Notes issued in the 2024-I CLO.

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

The portfolio is managed by the Company pursuant to a collateral management agreement entered into with the 2024-I Issuer (the “2024-I CLO Collateral Management Agreement”). The Company has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the 2024-I CLO Collateral Management Agreement. The 2024-I CLO Debt is scheduled to mature on January 15, 2037; however, the 2024-I CLO Secured Debt may be redeemed by the 2024-I Issuer, at the direction of the Company, on any business day after January 15, 2027 (i) in whole in order of seniority (with respect to all classes of 2024-I CLO Secured Debt) but not in part from sale proceeds, contributions of cash, refinancing proceeds and/or any other amounts available in accordance with the 2024-I CLO Indenture or (ii) in part by class from refinancing proceeds, contributions of cash, partial refinancing interest proceeds and/or any other amounts available in accordance with the 2024-I CLO Indenture, and the 2024-I CLO Subordinated Notes may be redeemed, in whole but not in part, on any business day on or after the redemption of the 2024-I CLO Secured Debt in full.

As part of the 2024-I CLO, the Company and the 2024-I Issuer entered into a master loan sale agreement (the “2024-I CLO Sale Agreement”), pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to the 2024-I Issuer certain loans and participation interests therein securing the 2024-I CLO for the purchase price and other consideration set forth in the 2024-I CLO Sale Agreement. The remainder of the initial collateral portfolio was acquired as participation interests by the 2024-I Issuer pursuant to the 2024-I CLO Participation Agreement by and among the 2024-I Issuer, as buyer, and the Company, SPV Facility I LLC and StepStone SPV Facility III LLC (collectively, the “2024-I CLO Participation Sellers”), as sellers, for the purchase price and other consideration set forth in the 2024-I CLO Participation Agreement. Following the foregoing transfers, the 2024-I Issuer, and not the Company or the 2024-I CLO Participation Sellers, holds all of the ownership interest in such loans and participation interests. The Company and the 2024-I CLO Participation Sellers, as applicable, made customary representations, warranties and covenants pursuant to the 2024-I CLO Transfer Agreements.

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

As of September 30, 2025, the Company had an outstanding principal balance under the Class A 2024 Notes of $174,000. For the three and nine months ended September 30, 2025, the Company’s borrowings under the Class A 2024 Notes bore interest at a weighted average interest rate of 6.01% and 5.99%, respectively. For the three and nine months ended September 30, 2025, the daily average amount of outstanding borrowings under the Class A 2024 Notes was $174,000 and $174,000, respectively. The 2024-I CLO is subject to the Company’s overall asset coverage requirement under the 1940 Act.

2025-I CLO

On September 17, 2025, the Company completed its $298,900 term debt securitization, also known as a collateralized loan obligation (the “2025-I CLO”), in connection with which the 2025-I Issuer issued the 2025-I CLO Debt (as defined below).

The debt offered in the 2025-I CLO was issued and incurred by the 2025-I Issuer and consists of (i) Class A Senior Secured Floating Rate Notes and Class B Senior Secured Floating Rate Notes (collectively, the “2025-I CLO Secured Debt”), and (ii) the subordinated notes (the “2025-I CLO Subordinated Notes” and, together with the 2025-I CLO Secured Debt, the “2025-I CLO Debt”), the terms of which are summarized in the table below:

Class	Par Size	Ratings (S&P)	Coupon
Class A 2025 Notes	$174,000	AAA(sf)	3M SOFR + 1.68%
Class B 2025 Notes	$30,000	AA(sf)	3M SOFR + 2.00%
2025-I CLO Subordinated Notes	$94,900	N/A	N/A

The Company directly retained the Class B 2025 Notes and 2025-I CLO Subordinated Notes issued in the 2025-I CLO.

The 2025-I CLO is backed by a diversified portfolio of broadly syndicated commercial loans and middle-market commercial loans and participation interests therein. Through August 20, 2029, all principal collections received on the underlying collateral may be used by the 2025-I Issuer to purchase new collateral in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2025-I CLO.

The portfolio is managed by the Company pursuant to a collateral management agreement entered into with the 2025-I Issuer (the “2025-I CLO Collateral Management Agreement”). The Company has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the 2025-I CLO Collateral Management Agreement. The 2025-I CLO Debt is scheduled to mature on August 20, 2037; however, the 2025-I CLO Secured Debt may be redeemed by the 2025-I Issuer, at the direction of the Company, on any business day after August 20, 2027 (i) in whole in order of seniority (with respect to all classes of 2025-I CLO Secured Debt) but not in part from sale proceeds, contributions of cash, refinancing proceeds and/or any other amounts available in accordance with the 2025-I CLO Indenture or (ii) in part by class from refinancing proceeds, contributions of cash, partial refinancing interest proceeds and/or any other amounts available in accordance with the 2025-I CLO Indenture, and the 2025-I CLO Subordinated Notes may be redeemed, in whole but not in part, on any business day on or after the redemption of the 2025-I CLO Secured Debt in full.

As part of the 2025-I CLO, the Company and the 2025-I Issuer entered into a master loan sale agreement (the “2025-I CLO Sale Agreement”), pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to the 2025-I Issuer certain loans and participation interests therein securing the 2025-I CLO for the purchase price and other consideration set forth in the 2025-I CLO Sale Agreement. The remainder of the initial collateral portfolio was acquired as participation interests by the 2025-I Issuer pursuant to the 2025-I CLO Participation Agreement by and among the 2025-I Issuer, as buyer, and the Company, SPV Facility I LLC and StepStone SPV Facility III LLC (collectively, the “2025-I CLO Participation Sellers”), as sellers, for the purchase price and other consideration set forth in the 2025-I CLO Participation Agreement. Following the foregoing transfers, the 2025-I Issuer, and not the Company or the 2025-I CLO Participation Sellers, holds all of the ownership interest in such loans and participation interests. The Company and the 2025-I CLO Participation Sellers, as applicable, made customary representations, warranties and covenants pursuant to the 2025-I CLO Transfer Agreements.

The 2025-I CLO Secured Debt is a secured obligation of the 2025-I Issuer, the 2025-I CLO Subordinated Notes are the unsecured obligations of the 2025-I Issuer, and the 2025-I CLO Indenture secures (as applicable) and governs the 2025-I CLO Debt pursuant to customary covenants and events of default. The 2025-I CLO Debt has not been, and will not be, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

As of September 30, 2025, the Company had an outstanding principal balance under the Class A 2025 Notes of $174,000. For the three and nine months ended September 30, 2025, the Company’s borrowings under the Class A 2025 Notes bore interest at a weighted average interest rate of 5.58%. For the three and nine months ended September 30, 2025, the daily average amount of outstanding borrowings under the Class A 2025 Notes was $174,000. The 2025-I CLO is subject to the Company’s overall asset coverage requirement under the 1940 Act.

For the three months ended September 30, 2025 and 2024, the Company’s aggregate weighted average interest rate under the MassMutual SPV I Facility, the BMO SPV II Credit Facility, the Wells Fargo SPV III Credit Facility, the JPM SPV V Credit Facility, the Class A 2024 Notes and the Class A 2025 Notes (the “Total Borrowings”) amounted to 6.72% and 8.24%, respectively. The Company’s aggregate daily average amount of borrowings under the Total Borrowings for the three months ended September 30, 2025 and 2024 amounted to $1,029,025 and $413,850, respectively.

For the nine months ended September 30, 2025 and 2024, the Company’s aggregate weighted average interest rate under the Total Borrowings amounted to 6.80% and 8.29%, respectively. The Company’s aggregate daily average amount of borrowings under the Total Borrowings for the nine months ended September 30, 2025 and 2024 amounted to $886,325 and $370,070, respectively.

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

On March 25, 2025, the Board declared a distribution on the Shares payable on April 30, 2025 to shareholders of record as of the close of business on March 28, 2025 (the “Q1 2025 Distribution”). The amount of the Q1 2025 Distribution equaled $0.67 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 510,957 Shares were issued in April 2025 in connection with the Company’s DRIP for the Q1 2025 Distribution.

On May 7, 2025, the Board declared a distribution on the Shares, which was paid on August 1, 2025 to shareholders of record as of the close of business on June 27, 2025 (the “Q2 2025 Distribution”). The amount of the Q2 2025 Distribution equaled $0.64 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 589,003 Shares were issued in August 2025 in connection with the Company’s DRIP for the Q2 2025 Distribution.

On August 11, 2025, the Board declared a distribution on the Shares, which was paid on October 31, 2025 to shareholders of record as of the close of business on September 29, 2025 (the “Q3 2025 Distribution”). The amount of the Q3 2025 Distribution equaled $0.61 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 634,345 Shares were issued in October 2025 in connection with the Company’s DRIP for the Q3 2025 Distribution.

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

During the nine months ended September 30, 2025, we repurchased 288,512 Shares pursuant to our discretionary share repurchase program. See “Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” in Part II of this Report for more information.

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

As of September 30, 2025 and December 31, 2024, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 175.3% and 171.4%, respectively, of our total net assets.

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

In addition, we have entered into the Amended Expense Limitation Agreement with the Advisor which was most recently extended on March 25, 2025 for an additional one-year term, ending on April 3, 2026, and which may be extended for additional one-year periods on an annual basis. Under the Amended Expense Limitation Agreement, any Expense Payments will be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the Expense Cap. See “Note 3. Related Party Transactions” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information. As of September 30, 2025 and December 31, 2024, the Company had $0 and $778, respectively, in expenses subject to recoupment by the Advisor. Recoupment must occur within three years from the end of the month in which such fees and expenses were waived, reimbursed or paid by the Advisor.

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

As of September 30, 2025 and December 31, 2024, we had the following outstanding commitments to fund investments. As of September 30, 2025 and December 31, 2024, we believe we have adequate financial resources to satisfy such commitments.

Investments	September 30, 2025	December 31, 2024
3 Step Sports LLC Delayed Draw Term Loan	$528	$457
AAH Topco, LLC Class C Delayed Draw Term Loan	5,283	—
Accelevation LLC Delayed Draw Term Loan	3,403	—
Accelevation LLC Revolving Credit Loan	2,064	—
Accent Building Materials Holdings LLC Term B Delayed Term Loan	122	165
Accordion Partners LLC Delayed Draw Term Loan	1,534	1,826
Accordion Partners LLC Revolving Loan	1,217	1,217
ACP Avenu Buyer, LLC Delayed Term Loan	458	396
ACP Avenu Buyer, LLC Revolving Credit	428	208
ACP Falcon Buyer, Inc. Revolving Loan	333	333
ACP Oak Buyer, Inc. 2025 Refinancing Revolving Loan	2,041	—
ACP Oak Buyer, Inc. 2025-1 Incremental Delayed Draw Term Loan	2,268	—
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	2,268	—
Advanced Medical Management, LLC Revolving Credit Loan	1,505	711
Advanced Web Technologies Holding Company Revolving Credit Loan	323	293
AI Fire Buyer, Inc. Delayed Draw Term Loan	—	121
Alera Group, Inc. Delayed Draw Term Loan	—	36
Alkeme Intermediary Holdings, LLC Eleventh Amendment Delayed Draw Term Loan	3,734	—
Alkeme Intermediary Holdings, LLC Revolving Credit	266	—
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	7,778	13,131
Allworth Financial Group, L.P. Revolving Loan	618	618
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	—	1,936
Ambient Enterprises Holdco LLC Delayed Draw Term B Loan	1,052	—
Ambient Enterprises Holdco LLC Revolving Loan	952	952
AmerCareRoyal, LLC Delayed Draw Term Loan A	1,867	1,867
AmerCareRoyal, LLC U.S. Revolving Credit	617	196
American Family Care, LLC_Delayed Draw Term Loan	3,613	—
American Family Care, LLC_Revolver	1,084	—
AmeriLife Holdings LLC 2024 Revolving Loan	1,358	—
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	3,289	—
AMEX Holding III Corp Delayed Draw Term Loan	1	—
Any Hour LLC Delayed Term Loan	1,876	1,876
Any Hour LLC Revolving Credit	416	540
Apex Dental Partners, LLC Delayed Draw Term Loan	2,484	2,583
Apex Dental Partners, LLC Revolving Credit	903	903
Apex Service Partners, LLC Incremental Delayed Term Loan	—	2,599
Apex Service Partners, LLC Revolving Credit Loan	164	52
Apex Service Partners, LLC Revolving Credit Loan	302	97
Apex Service Partners, LLC Second Amendment Incremental Delayed DrawTerm Loan	1,064	—
Aptean Acquiror Inc. Delayed Draw Term Loan	—	238
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	2,461	—
Aptean Acquiror Inc. Revolving Credit	652	437
Archer Lewis, LLC Delayed Draw Term Loan B	20	—
Archer Lewis, LLC Initial Revolving Facility	65	58
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	141	—
Arctic Holdco, LLC Initial Refinancing Revolving Loan	228	—
Arcticom Group Delayed Draw Term Loan D	—	14
Arden Insurance Services LLC Revolving Credit	1,634	—
Arden Purchaser, LLC Revolver	—	1,307

Investments	September 30, 2025	December 31, 2024
Argano, LLC Delayed Draw Term Loan	$—	$2,174
Argano, LLC 2025 Delayed Draw Term Loan	1,121	—
Argano, LLC Revolving Credit Loan	411	362
Artivion, Inc. Delayed Draw Term Loan	—	558
ASP Global Holdings, LLC Delayed Draw Term Loan	616	616
ASP Global Holdings, LLC Revolving Loan	194	431
Associations, Inc. Revolving Loan	434	217
Associations, Inc. Special Purpose Delayed Draw Term Loan	336	451
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	169	1,262
Aviation Technical Services, Inc. Revolving Loan	500	500
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	746	1,142
Axis Portable Air, LLC Revolving Credit Loan	989	1,164
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	—	2,085
Badge 21 Midco Holdings LLC Amendment No. 1 Delayed Draw Term Loan	2,021	—
Badge 21 Midco Holdings LLC Revolving Loan	1,278	—
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	—	44
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed Term Loan	7	84
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	84	84
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	290	613
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,027	1,027
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,258	1,258
Beacon Oral Specialists Management LLC Eighth Amendment Delayed Draw Term Loan	2,426	—
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	3,141	5,247
Berlin Rosen Acquisition, LLC Revolving Loan	235	300
Berlin Rosen Acquisition, LLC Revolving Loan	135	300
Best Roofing Services LLC Revolving Loan	896	896
Big Top Holdings, LLC Revolving Credit Loan	75	75
BNI Global, LLC Revolving Credit Loan	267	267
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	—	7,225
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-A	2,568	—
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-B	4,000	—
Bristol Hospice, L.L.C. Revolving Credit Loan	1,394	—
C3 AcquisitionCo, LLC Delayed Draw Term Loan	1,053	2,421
C3 AcquisitionCo, LLC Revolving Loan	363	908
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	607	—
Capitol Imaging Acquisition Corp. Revolving Loan	607	—
CARDS Acquisition, Inc. Delayed Draw Term Loan	2,989	4,076
CARDS Acquisition, Inc. Revolving Loan	200	488
Carnegie Dartlet, LLC Delayed Draw Term Loan	138	180
Carnegie Dartlet, LLC Revolving Loan	60	56
Castlelake Consumer Receivables Opportunity III, L.P. Fund	5,458	2,088
Castlelake Consumer Receivables Opportunity IV, L.P. Fund	183	3,515
Centex Acquisition, LLC Revolving Loan	2,822	812
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	—	3,726
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	2,107	—
Cerity Partners Equity Holding LLC Initial Revolving Loan	930	1,063
Chef Merito, LLC Delayed Draw Term Loan C	—	341
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	—	319
Chronicle Parent, LLC Delayed Draw Term Loan	3,284	—
Chronicle Parent, LLC Revolving Credit Loan	1,193	—
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	240	404
Computer Services, Inc. Delayed Draw Term Loan	753	753
Concert Golf Partners Holdco LLC.Delayed Draw Term Loan	472	—
Cooper’s Hawk Intermediate Holding, LLC Delayed Draw Term Loan	2,314	—
Cooper’s Hawk Intermediate Holding, LLC Revolving Loan	1,080	—
Cornerstone Advisors of Arizona, LLC Initial Revolving Loan	823	—
Costanzo’s Bakery, LLC Delayed Term Loan	—	302
Creek Parent, Inc. Revolving Credit	2,024	2,024
Crete PA Holdco, LLC Delayed Draw Term Loan	3,907	6,512
Crete PA Holdco, LLC Revolving Loan	977	977
CRH Healthcare Purchaser, Inc. Delayed Draw Term Loan	3,103	—
CRH Healthcare Purchaser, Inc. Revolving Loan	1,241	—
CSG Buyer, Inc. Delayed Draw Term Loan	1,105	1,105
CSG Buyer, Inc. Revolving Loan	368	368
CT Technologies Intermediate Holdings, Inc. 2025-B Special Purpose Delayed Draw Term Loan	376	—
Curio Brands, LLC Multi Draw Term Loan	2,105	—
Curio Brands, LLC Revolving Loan	1,052	—
CVAUSA Management, LLC Delayed Draw Term Loan	10,141	—

Investments	September 30, 2025	December 31, 2024
CVAUSA Management, LLC Primary Delayed Draw Term Loan	$—	$712
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	—	298
CVAUSA Management, LLC Revolving Loan	350	—
Cyber Advisors, LLC Amendment No. 6 Delayed Draw Term Loan	869	—
Danforth Global, Inc. Revolving Credit Loan	417	—
DCCM, LLC Delayed Draw Term Loan	4,667	—
DCCM, LLC Revolving Credit Loan	1,867	—
Demakes Borrower, LLC Delayed Draw Term Loan	—	98
Denali Intermediate Holdings, Inc. Revolving Credit Loan	1,578	—
Denali Topco LLC Effective Date Delayed Draw Term Loan	3,689	—
Denali Topco LLC Revolving Loan	1,770	—
Dentive, LLC Revolving Loan	85	354
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	—	2,045
Digicert, Inc. Revolver	1,212	—
Discovery SL Management, LLC Delayed Draw Term Loan B	549	1,215
Discovery SL Management, LLC Revolving Credit Loan	243	243
DOXA Insurance Holdings LLC Delayed Draw Term Loan	4	16
Duke’s Root Control, Inc. Revolving Loan	464	—
Durare Bidco, LLC Delayed Draw Term Loan	3,409	—
Durare Bidco, LLC Revolving Credit Loan	1,636	—
Dwyer Instruments, LLC Delayed Draw Term Loan	—	1,414
Dwyer Instruments, LLC Fourth Amendment Delayed Draw Term Loan	1,414	—
Dwyer Instruments, LLC Revolving Loan	1,560	1,697
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	63	118
EdgeCo Buyer, Inc. Delayed Draw Term E Loan	5,738	—
EdgeCo Buyer, Inc. Revolving Loan	621	—
Einstein Parent, Inc. Revolving Loan	1,002	—
Elder Care Opco LLC Delayed Draw Term Loan	2,364	—
Elder Care Opco LLC Revolving Loan	709	—
Enverus Holdings, Inc. Revolving Loan	388	393
Enverus Holdings, Inc.Delayed Draw Term Loan	71	266
Epika Fleet Services, Inc. Delayed Draw Term B Loan	1,537	—
Equinox Buyer, LLC Revolving Credit Loan	733	—
Eskola LLC Delayed Draw Term B Loan	4,081	4,081
ETE Intermediate II LLC Revolving Loan	212	31
Ethos Risk Services, LLC Delayed Draw Term C Loan	—	2,667
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	80	80
EVDR Purchaser, Inc. Delayed Draw Term Loan	1,373	1,373
EVDR Purchaser, Inc. Revolving Credit Loan	824	686
Everbridge Holdings, LLC Delayed Draw Term Loan	844	844
Everbridge Holdings, LLC Revolving Loan	556	556
Excel Fitness Holdings, Inc. Delayed Term Loan	1,888	1,888
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	381	381
Fidelity Evergreen Private Credit Fund LP	5,906	8,449
First Legal Buyer, Inc. Delayed Draw Term Loan	1,361	1,861
First Legal Buyer, Inc. Revolving Loan	931	931
FMG Suite Holdings, LLC Revolving Credit	—	437
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	1,752	1,752
Fullsteam Operations LLC Delayed Draw Term Loan	1,138	—
Fullsteam Operations LLC Revolving Loan	379	—
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,947	3,947
G-A-I Consultants, Inc. Revolving Loan	316	513
Gator Plastic Intermediate Holdings, LLC Revolving Loan	290	—
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	1,075	4,399
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	1,524	1,905
Gen4 Dental Partners OPCO, LLC Revolving Loan	381	381
GHA Buyer, Inc. (aka Cedar Gate) Amendment Number Six Term Loan	1	—
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	270	270
Greenwood Operating Group, LLC Revolving Loan	1,965	—
GS Acquisitionco, Inc. Eighth Suplemental Delayed Draw Term Loan	645	—
GS Acquisitionco, Inc. Revolving Loan	798	1,197
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	989	1,229
Guava Buyer LLC Initial Delayed Draw Term Loan	963	—
Guava Buyer LLC RC Facility Loan	986	—
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78	78
Halo Buyer, Inc. Revolving Loan	1,440	—
Harris & Co. LLC Delayed Draw Term B Loan	11	—
Harris & Co. LLC Revolving Loan	959	—

Investments	September 30, 2025	December 31, 2024
Harris & Co. LLC_Delayed Draw Term C Loan	$13,711	$—
Heads Up Technologies, Inc. Revolving Loan	1,182	—
Health Buyer LLC_Revolver	441	—
HEC Purchaser Corp. Revolving Loan	672	781
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	320	711
Helios Service Partners, LLC Delayed Draw Term Loan 2022	6,000	6,000
Helios Service Partners, LLC Delayed Draw Term Loan Third Amendment	—	4,000
Helios Service Partners, LLC Third Amendement Incremental Delayed Draw Term Loan	2,113	6,000
Hercules Growth Lending Fund IV LP	8,789	—
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	4,640	4,821
Heritage Foodservice Investment, LLC Revolving Credit Loan	502	603
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	12,976	—
HHS Buyer, Inc. Revolving Loan	2,595	—
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	—	6,000
High Street Buyer, Inc. 2025 Delayed Draw Term Loan	4,607	—
Hills Distribution, Inc. Delayed Draw Term Loan	130	130
Hills Distribution, Inc. Delayed Draw Term Loan	16	16
Houseworks Holdings, LLC Delayed Draw Term Loan	—	2,036
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	2,554	2,554
HP RSS Buyer, Inc. Second Amendment Delayed Draw Term Loan	477	—
Ideal Components Acquisition, LLC Delayed Draw Term Loan	1,776	—
Ideal Components Acquisition, LLC Revolving Credit Loan	1,480	—
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	2,148	4,418
Improving Holdco, Inc. Revolving Loan (Improving Enterprises)	329	—
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	—	124
Inventus Power, Inc. Revolving Loan	273	356
Iodine Software, LLC Revolving Loan	291	291
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	—	278
ITS Buyer, Inc._Revolver	773	—
Ivy Technology Parent Intermediate III Holdings, LLC Revolving Loan	275	—
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	—	69
JHCC Holdings LLC 2024-B Incremental Delayed Draw Term Loan	250	—
JHCC Holdings LLC Delayed Draw Term Loan	—	533
JS Global, LLC Initial Revolving Loan	824	—
KabaFusion Parent LLC Revolving Credit Loan	1,425	1,425
Kelso Industries LLC Delayed Draw Term Loan	1,028	2,921
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	383	383
Kite Midco II LTD Term Loan B2	1,323	1,323
Kite Midco II LTD Term Loan B2	1,323	1,323
KL Charlie Acquisition Company Seventh Amendment Delayed Draw Term Loan	198	—
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	170	386
Lakewood Acquisition Corporation Revolving Loan	2,777	—
LeadVenture, Inc. Delayed Draw Term Loan	1,598	—
LeadVenture, Inc. Revolving Loan	1,193	591
LeadVenture, Inc. Supplemental No. 4 Delayed Draw Term Loan	—	4,469
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562	562
Lido Advisors, LLC Eighth Amendment Incremental Delayed Draw Term Loan	741	—
Lido Advisors, LLC_Delayed Draw Term Loan Seventh Amendment	—	1,279
Lido Advisors, LLC Revolving Loan	84	—
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	3,579	3,635
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	459	—
Lighthouse Technologies Holding Corp. Revolving Loan	816	816
LJ Avalon Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	6,629	—
LJ Avalon Holdings, LLC Revolving Credit	1,607	—
Loving Tan Intermediate II Inc. Revolving Loan	104	207
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	260	260
ManTech International Corporation Delayed Draw Term Loan	615	615
MB2 Dental Solutions, LLC Revolving Commitment	299	299
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	812	1,189
Med Learning Group, LLC Delayed Draw Term Loan	1,259	—
Medical Device Inc. Revolving Loan	399	552
Medina Health, LLC Revolving Loan	393	393
Medrina, LLC Initial Delayed Draw Term Loan Facility	—	745
Medrina, LLC Revolving Facility	532	532
MGT Impact Holdings, LLC 2025-1 Delayed Draw Term Loan	3,498	—
MGT Impact Holdings, LLC Revolving Credit Loan	306	—
Minds Buyer, LLC Revolving Credit	625	625
MKD Electric, LLC Revolving Loan	221	936

Investments	September 30, 2025	December 31, 2024
Modigent, LLC Delayed Term Loan	$—	$275
Moonlight Parent, Inc. Delayed Draw Term Loan	2,636	—
Moonlight Parent, Inc. Revolving Loan	1,582	—
Mountain Parent, Inc. Delayed Draw Term Loan	1,166	1,166
Mountain Parent, Inc. Revolving Credit Facility	622	622
mPulse Mobile, Inc. Initial Delayed Draw Term Loan	1,385	—
mPulse Mobile, Inc. Initial Revolving Loan	2,077	—
NMI Acquisitionco, Inc. Revolving Loan	332	332
NORA Acquisition, LLC Revolving Credit	331	389
NS and Associates LLC Revolving Loan (2025)	1,484	—
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	3	136
Oil Changer Holding Corporation Amendment No.4 Delayed Draw Term Loan	1,185	—
Optimizely North America Inc. (USD) Revolving Credit	1,232	1,232
OSR Opco LLC Delayed Draw Term Loan	—	1,067
OSR Opco LLC Revolving Loan	—	853
OSR Opco LLC, Second Amendment Revolving Loan	568	—
Owl Cyber Defense Solutions, LLC Revolving Loan	945	945
Pacific Purchaser, LLC Delayed Draw Term Loan	—	352
Pacific Purchaser, LLC Revolving Loan	176	176
Packaging Coordinators Midco, Inc. Initial Dollar Delayed Draw Term Loan	4,405	—
Packaging Coordinators Midco, Inc. Revolving Loan	1,053	—
PAG Holding Corp. Revolving Loan	1,055	981
PAI Middle Tier, LLC Revolving Credit Loan	1,701	—
Par Excellence Holdings, Inc. Revolving Loan	71	—
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	3,133	3,133
Pave America Holding, LLC Delayed Draw Term Loan	3,247	—
Pave America Holding, LLC Revolving Credit Loan	1,266	—
PCS Midco, Inc. Delayed Draw Term Loan	9	9
PCS Midco, Inc. Revolving Credit Loan	19	15
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment	—	5,031
PDI TA Holdings, Inc. Delayed Draw Term Loan	—	536
PDI TA Holdings, Inc. Revolving Credit	336	560
Pediatric Home Respiratory Services, LLC Delayed Term Loan	2,415	2,415
Pediatric Home Respiratory Services, LLC Revolving Credit	859	1,127
Penncomp, LLC Delayed Draw Term Loan A	—	573
Penncomp, LLC Delayed Draw Term Loan B	7,786	—
Penncomp, LLC Revolving Loan	519	—
PestCo, LLC Delayed Draw Term Loan	3,020	—
PestCo, LLC Revolving Loan	1,208	—
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	—	785
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	—	1,085
Petra Borrower, LLC Delayed Draw Term Loan	650	650
Petra Borrower, LLC Revolving Loan	400	500
PharmaLogic Holdings Corp. Delayed Draw Term Loan	2,591	2,591
Phoenix YW Buyer, Inc. Revolving Credit Loan	1,136	1,136
PMA Parent Holdings, LLC Revolving Credit Loan	547	314
Point Quest Acquisition, LLC Revolving Credit Loan	1,366	1,022
Point Quest Acquisition, LLC Term Loan	—	2,542
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	135	2,301
PracticeTek Purchaser, LLC Delayed Draw Term Loan	—	587
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	—	940
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	—	940
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	50	318
Prestige Employee Administrators, LLC Revolving Loan	319	—
PRGX Global, Inc. Delayed Draw Term Loan	1,612	—
Principal Lighting Group, LLC Revolving Loan	1,643	—
Puma Buyer, LLC Revolving Credit Loan	2,236	—
Quick Quack Car Wash Holdings, LLC 2025 Incremental Delayed Draw Term Loan	13,202	—
RailPros Parent, LLC Delayed Draw Term Loan	818	—
RailPros Parent, LLC Revolving Loan	409	—
RBFD Buyer, LLC Delayed Draw Term Loan	—	3,789
RBFD Buyer, LLC Initial Delayed Draw Term Loan	872	—
RBFD Buyer, LLC Revolving Credit	284	947
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	2,061	—
Rcp Nats Purchaser, LLC Revolving Loan	1,443	—
Recipe Acquisition Corp. Delayed Draw Loan	2,043	2,185
Recipe Acquisition Corp. Revolving Credit	493	668
Red Fox CD Acquisition Corporation Amendment No. 2 Incremental Delayed Draw Term Loan	3,390	—

Investments	September 30, 2025	December 31, 2024
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	$5,961	$—
RoC Holdco LLC Revolving Credit Loan	732	732
Rocket Youth Brands HoldCo LLC Delayed Draw Term Loan	2,145	—
Rocket Youth Brands HoldCo LLC Revolving Credit Loan	322	—
RPM Purchaser, Inc. Delayed Draw Term Loan B	—	518
RPMS LLC_Delayed Draw Term Loan	2,353	—
RRA Corporate, LLC Delayed Draw Term Loan 2	46	—
RRA Corporate, LLC Revolving Loan	35	—
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	352	352
Rural Sourcing Holdings, Inc. Revolving Loan	114	238
Saab Purchaser, Inc. First Amendment Delayed Draw Term Loan	5,348	—
SAAB Purchaser, Inc._Revolver	713	—
Sagebrush Buyer, LLC Revolving Credit	776	776
SageSure Holdings, LLC Amendment No. 1 Delayed Draw Term Loan	1,729	—
SageSure Holdings, LLC Delayed Draw Term Loan	—	1,041
Saldon Holdings, Inc. Initial Delayed Draw Term Loan	127	127
Salt Dental Collective, LLC Columbia Acquisition Revolving Credit	33	—
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	—	3,497
Salute Mission Critical, LLC Revolving Loan	—	699
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	2,160	—
Saturn Borrower Inc Tenth Amendment Revolving Loan	739	—
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	368	—
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan C	498	—
Sigma Defense Systems LLC Revolving Loan	58	75
Signature Investor LLC Term Loan B	345	—
Socket Holdings Corporation Delayed Draw Term Loan	1,267	—
Socket Holdings Corporation Initial Revolving Loan	186	—
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	494	—
Solairus Holdings, LLC Revolver	124	—
Sonny’s Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	414	414
Spark Buyer, LLC Delayed Draw Term Loan	2,500	2,500
Spark Buyer, LLC Revolving Credit Loan	825	1,250
Spark Purchaser, Inc. Revolving Credit	809	809
Stonebridge Companies, LLC Delayed Draw Term Loan	1,881	—
Stonebridge Companies, LLC Revolving Credit Loan	1,254	—
SuperHero Fire Protection, LLC Revolving Loan	530	63
Superjet Buyer, LLC Delayed Draw Term Loan	4,037	4,350
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	229	430
Surgical Center Solutions, LLC Delayed Draw Term Loan	1,001	—
Surgical Center Solutions, LLC Revolving Loan	471	—
Syndigo LLC_Revolver	2,133	—
Systems Planning and Analysis, Inc. Fifth Amendment Delayed Draw Term Loan	295	—
Systems Planning and Analysis, Inc. Revolving Loan	2,304	—
Tank Holding Corp. Delayed Draw Term Loan	—	758
Tau Buyer, LLC Delayed Draw Term Loan	876	—
Tau Buyer, LLC Revolving Credit	511	—
TCP Hawker Intermediate LLC Delayed Draw Term Loan	80	80
TCP Hawker Intermediate LLC Ninth Amendment Delayed Draw Term Loan 11/24	76	76
Tender Products, Inc. Revolving Loan	1,579	—
Thames Technology Holdings, Inc. Revolving Loan	315	789
The Vertex Companies, Inc. Revolving Loan	1,503	—
Thrive Buyer, Inc. Initial Revolving Loan	—	97
TMSC OpCo, LLC Revolving Loan	788	1,050
Track Branson Opco, LLC, The Revolving Loan	119	119
Transgo, LLC Revolving Loan	605	605
Trench Plate Rental Co. Revolving Loan	309	119
Tricor, LLC Amendment No. 6 Delayed Draw Term Loan	5,560	—
Tricor, LLC Revolving Loan	1,000	144
Truck-Lite Co., LLC 2025 Replacement Revolving Loan	622	—
Truck-Lite Co., LLC Delayed Draw Term Loan	—	622
Truck-Lite Co., LLC Delayed Draw Term Loan A	224	—
Truck-Lite Co., LLC Delayed Draw Term Loan B	1,077	—
Truck-Lite Co., LLC Delayed Draw Term Loan C	886	—
Truck-Lite Co., LLC Initial Revolving Credit Loan	—	622
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	2,024	2,500
TVG Shelby Buyer, Inc. Revolving Credit Loan	250	250
United Flow Technologies Intermediate HoldCo II, LLC Amendment No. 1 Delayed Draw Term Loan	7,027	—
Upland Software, Inc. Revolving Loan	2,000	—

Investments	September 30, 2025	December 31, 2024
Upstack Holdco Inc. Delayed Draw Term Loan	$2,166	$3,125
Upstack Holdco Inc. Revolving Credit Loan	937	1,063
USIC Holdings, Inc. Revolving Loan	874	1,035
USIC Holdings, Inc. Specified Delayed Draw Term Loan	338	580
Vacation Rental Brands, LLC Delayed Draw Term Loan	787	261
Vacation Rental Brands, LLC Revolving Loan	1,022	430
Valkyrie Buyer, LLC Delayed Draw Term Loan A	55	561
Valkyrie Buyer, LLC Delayed Draw Term Loan B	—	749
Valkyrie Buyer, LLC Delayed Draw Term Loan C	—	694
Valkyrie Buyer, LLC Delayed Draw Term Loan D	3,209	4,000
Valkyrie Buyer, LLC Delayed Draw Term Loan E	2,000	2,000
Valkyrie Buyer, LLC Revolving Credit Loan	243	468
Vehlo Purchaser, LLC Tranche C Delayed Draw Term Loan	5,053	—
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	410	1,075
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	410	1,075
Vertex Companies, Inc., The Delayed Draw Term Loan-B	—	4,746
Vertex Companies, Inc., The Fourth Amendment Revolving Loan	—	2,373
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	3,549	4,321
Vertex Service Partners, LLC Revolving Facility	80	47
Vital Purchaser, LLC Revolving Loan	492	492
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	—	3,420
Vortex Companies, LLC Delayed Term Loan	668	—
Vortex Companies, LLC Revolving Loan	462	—
Vortex Intermediate, LLC Revolver Amendment No. 4 Incremental	—	662
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	—	2,653
VTC Buyer Corp. Advance	1,927	—
VTC Buyer Corp. Designated Delayed Draw Term Loan	3,173	—
VTC Buyer Corp. Future Expansion Delayed Draw Term Loan	2,222	—
Vybond Buyer, LLC Delayed Draw Term Loan	2,374	—
Vybond Buyer, LLC Revolving Credit Loan	1,781	—
W.A. Kendall and Company, LLC Revolving Loan	272	—
W.A. Kendall and Company, LLC Seventh Amendment Delayed Draw Term Loan	2,792	—
WC PLG Buyer, Inc Revolver	—	1,643
Wealth Enhancement Group, LLC August 2025 Delayed Draw Term Loan	803	—
Wealth Enhancement Group, LLC December 2024 Delayed Draw Term Loan	5,710	6,774
Wealth Enhancement Group, LLC Initial Revolving Loan	226	226
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	4,894	7,258
Western Smokehouse Partners, LLC Revolving Loan	167	—
Wharf Street Ratings Acquisition LLC Delayed Draw Term Loan	1,631	—
Wharf Street Ratings Acquisition LLC_Revolver	1,684	—
Worldwide Insurance Network, LLC 2025 Incremental Delayed Draw Term Loan	2,190	—
Worldwide Insurance Network, LLC Delayed Draw Term Loan	180	1,259
Zep Holdco Inc. Revolving Credit Loan (aka TL Atlas Merger)	1,352	—

	$540,620	$333,896

Recent Developments

The Company’s management has evaluated events subsequent to September 30, 2025 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements in this Quarterly Report on Form 10-Q other than as set forth below.

On October 1, 2025, the Company sold 5,153,708 Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $134,300.

On November 3, 2025, the Company offered to purchase up to 2,896,566 Shares at a purchase price equal to the NAV per Share as of December 31, 2025 (the “November 2025 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the November 2025 Repurchase Offer. The November 2025 Repurchase Offer is set to expire on December 2, 2025.

On November 11, 2025, the Board declared a distribution on the Shares equal to an aggregate amount up to (i) the Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended December 31, 2025 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q4 2025 Distribution”). The Q4 2025 Distribution is payable on January 30, 2026 to shareholders of record as of the close of business on December 30, 2025. The final amount of the Q4 2025 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q4 2025 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

The Company received approximately $31,800 of subscriptions effective November 3, 2025 in connection with its monthly closing for the Private Offering.

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

As of September 30, 2025, on a fair value basis, approximately 0% of our debt investments bear interest at a fixed rate and approximately 100% of our debt investments bear interest at a floating rate. As of September 30, 2025, 99% of our floating rate debt investments are subject to interest rate floors. Our credit facilities along with our debt issued in our collateralized loan obligations are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates.

Assuming that the consolidated statement of assets and liabilities as of September 30, 2025 were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table (amounts in thousands) shows the impact of hypothetical base rate changes in interest rates based on the results of the nine months ended September 30, 2025. The net investment income figures below do not include the impact of any income-based fee.

Change in Interest Rates	Increase (Decrease) in Interest Income	Decrease (Increase) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(3,217)	$979	$(2,238)
Down 150 basis points	(2,413)	735	(1,678)
Down 100 basis points	(1,609)	490	(1,119)
Down 50 basis points	(804)	245	(559)
Up 50 basis points	804	(245)	559
Up 100 basis points	1,609	(490)	1,119
Up 150 basis points	2,413	(735)	1,678
Up 200 basis points	3,217	(979)	2,238

This analysis is indicative of the potential impact on our net investment income as of September 30, 2025, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings.

Our credit facilities and collateralized loan obligations, and potentially other borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after September 30, 2025, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2025, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

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

Changes in Internal Control Over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our annual report on Form
10-K
for the year ended December 31, 2024 before transacting in our securities. If any of such risks actually occur, the Company’s business, financial condition and/or operating results could be materially adversely affected. If that happens, the value of the Company’s securities could decline, and you may lose all or part of your investment.
We are subject to certain risks as a result of our interests in the
2024-I
CLO Subordinated Notes and the
2025-I
CLO Subordinated Notes.
Under the terms of the
2024-I
CLO Sale Agreement and the
2025-I
CLO Sale Agreement entered into in connection with our term debt securitization transactions with respect to the
2024-I
CLO Transaction and the
2025-I
CLO Transaction, we sold, transferred, assigned, contributed or otherwise conveyed to the
2024-I
Issuer and the
2025-I
Issuer certain loans and participation interests therein securing the
2024-I
CLO (the
“2024-I
CLO Loan Portfolio”) and certain loans and participation interests therein securing the
2025-I
CLO (the
“2025-I
CLO Loan Portfolio” and together with the
2024-I
CLO Loan Portfolio, the “CLO Loan Portfolios”), respectively, for the purchase price and other consideration set forth in the
2024-I
CLO Sale Agreement and in the
2025-I
CLO Sale Agreement, respectively. As a result of the
2024-I
CLO Transaction, we hold all of the
2024-I
CLO Subordinated Notes and the nominal membership interests of the
2024-I
Issuer. As a result of the
2025-I
CLO Transaction, we hold all of the
2025-I
CLO Subordinated Notes and the nominal membership interests of the
2025-I
Issuer. As a result, we expect to consolidate the financial statements of each of the
2024-I
Issuer and the
2025-I
Issuer in our consolidated financial statements. However, once sold or contributed to the
2024-I
Issuer or the
2025-I
Issuer, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the CLO Loan Portfolios, the
2024-I
CLO Transaction and the
2025-I
CLO Transaction resulted in us holding the
2024-I
CLO Subordinated Notes and the
2025-I
CLO Subordinated Notes, as well as the nominal membership interests in the
2024-I
Issuer and the
2025-I
Issuer, with the
2024-I
Issuer holding the
2024-I
CLO Loan Portfolio and the
2025-I
Issuer holding the
2025-I
CLO Loan Portfolio. As a result, we are subject both to the risks and benefits associated with the
2024-I
CLO Subordinated Notes and the
2025-I
CLO Subordinated Notes and, indirectly, the risks and benefits associated with the CLO Loan Portfolios held by the
2024-I
Issuer and the
2025-I
Issuer. In addition, our ability to sell, amend or otherwise modify an underlying loan in the CLO Loan Portfolios held by the
2024-I
Issuer and the
2025-I
Issuer is subject to certain conditions and restrictions under the
2024-I
CLO Transaction and the
2025-I
CLO Transaction, which may prevent us from taking actions that we would take if we held such underlying loan directly.
The subordination of the
2024-I
CLO Subordinated Notes and the
2025-I
CLO Subordinated Notes will affect our right to payment.
The
2024-I
CLO Subordinated Notes are subordinated to the
2024-I
CLO Secured Debt issued and amounts borrowed by the
2024-I
Issuer and certain fees and expenses. In addition, the
2025-I
CLO Subordinated Notes are subordinated to the
2025-I
CLO Secured Debt issued and amounts borrowed by the
2025-I
Issuer and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to the
2024-I
Issuer or the
2025-I
Issuer (which the
2024-I
Issuer or the
2025-I
Issuer could have distributed with respect to the
2024-I
CLO Subordinated Notes or the
2025-I
CLO Subordinated Notes, respectively) will be diverted to the payment of principal on the
2024-I
CLO Secured Debt or the
2025-I
CLO Secured Debt, as applicable. See “—The
2024-I
CLO Indenture and
2025-I
CLO Indenture require mandatory repayment of the
2024-I
CLO Secured Debt and the
2025-I
CLO Secured Debt, respectively, for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”

On the scheduled maturity of the
2024-I
CLO Secured Debt or the
2025-I
CLO Secured Debt, or if the
2024-I
CLO Secured Debt or the
2025-I
CLO Secured Debt is accelerated after an event of default, proceeds available after the payment of certain administrative expenses will be applied to pay both principal of and interest on the
2024-I
CLO Secured Debt or the
2025-I
CLO Secured Debt, as applicable, until the
2024-I
CLO Secured Debt or the
2025-I
CLO Secured Debt, as applicable, is paid in full before any further payment will be made on the
2024-I
CLO Subordinated Notes or the
2025-I
CLO Subordinated Notes, respectively. As a result, the
2024-I
CLO Subordinated Notes or the
2025-I
CLO Subordinated Notes, as applicable, would not receive any payments until the
2024-I
CLO Secured Debt or the
2025-I
CLO Secured Debt, respectively, is paid in full and under certain circumstances may not receive payments at any time.
In addition, if an event of default occurs and is continuing with respect to the
2024-I
CLO Secured Debt or the
2025-I
CLO Secured Debt, the holders of such
2024-I
CLO Secured Debt or the
2025-I
CLO Secured Debt, respectively, will be entitled to determine the remedies to be exercised under the
2024-I
CLO Indenture or the
2025-I
CLO Indenture, respectively, pursuant to which such
2024-I
CLO Secured Debt or
2025-I
CLO Secured Debt was issued. Remedies pursued by the holders of
2024-I
CLO Secured Debt or
2025-I
CLO Secured Debt could be adverse to our interests as the holder of the
2024-I
CLO Subordinated Notes or the
2025-I
CLO Subordinated Notes, and the holders of
2024-I
CLO Secured Debt or the
2025-I
CLO Secured Debt will have no obligation to consider any possible adverse effect on such our interest or the interest of any other person. See “—The holders of certain
2024-I
CLO Debt and/or the
2025-I
CLO Debt will control many rights under the
2024-I
CLO Indenture and the
2025-I
CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”
The
2024-I
CLO Subordinated Notes and the
2025-I
CLO Subordinated Notes represent leveraged investments in the CLO Loan Portfolios owned by the
2024-I
Issuer and the
2025-I
Issuer, which is a speculative investment technique that increases the risk to us as the owner of the
2024-I
CLO Subordinated Notes and the
2025-I
CLO Subordinated Notes. As the junior interest in a leveraged capital structure, the
2024-I
CLO Subordinated Notes and the
2025-I
CLO Subordinated Notes will bear the primary risk of deterioration in the performance of the
2024-I
Issuer, the
2025-I
Issuer and the CLO Loan Portfolios.
The holders of certain
2024-I
CLO Debt and/or the
2025-I
CLO Debt will control many rights under the
2024-I
CLO Indenture and the
2025-I
CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.
Under the
2024-I
CLO Indenture, as long as any
2024-I
CLO Debt of the
2024-I
Issuer is outstanding, the holders of the senior-most outstanding class of such
2024-I
CLO Debt will have the right to direct the trustee or the
2024-I
Issuer to take certain actions under the
2024-I
CLO Indenture. In addition, under the
2025-I
CLO Indenture, as long as any
2025-I
CLO Debt of the
2025-I
Issuer is outstanding, the holders of the senior-most outstanding class of such
2025-I
CLO Debt will have the right to direct the trustee or the
2025-I
Issuer to take certain actions under the
2025-I
CLO Indenture. For example, these holders will have the right, following an event of default, to direct certain actions and control certain decisions, including the right to accelerate the maturity of applicable
2024-I
CLO Debt or
2025-I
CLO Debt and, under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests.
Although we, as the holder of the
2024-I
CLO Subordinated Notes and the
2025-I
CLO Subordinated Notes, will have the right, subject to the conditions set forth in the
2024-I
CLO Indenture and
2025-I
CLO Indenture, respectively, to purchase assets in any liquidation of assets by the collateral trustee, if an event of default has occurred and is continuing, we will not have any secured creditors’ rights against the
2024-I
Issuer or the
2025-I
Issuer and will not have the right to determine the remedies to be exercised under the
2024-I
CLO Indenture or the
2025-I
CLO Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the
2024-I
CLO Subordinated Notes or the
2025-I
CLO Subordinated Notes following any liquidation of assets and the application of the proceeds from such assets to pay the applicable
2024-I
CLO Debt or
2025-I
CLO Debt and the fees, expenses, and other liabilities payable by the
2024-I
Issuer or the
2025-I
Issuer.
The
2024-I
CLO Indenture and
2025-I
CLO Indenture require mandatory repayment of the
2024-I
CLO Secured Debt and the
2025-I
CLO Secured Debt, respectively, for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.
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
2024-I
Issuer to the aggregate outstanding principal amount of the
2024-I
CLO Secured Debt. To satisfy this second test at any time, this adjusted collateral principal amount must meet a minimum percentage under the
2024-I
CLO Indenture for the respective class or classes. In this test, certain reductions are applied to the principal balance of underlying loans included in the
2024-I
CLO Loan Portfolio in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below with respect to the loans held by the
2024-I
Issuer. These adjustments increase the likelihood that this test is not satisfied. The
2025-I
CLO Indenture governing the
2025-I
CLO Debt includes similar tests applicable to the
2025-I
CLO Secured Debt and the
2025-I
Issuer.

If either coverage test with respect to the
2024-I
CLO Secured Debt or the
2025-I
CLO Secured Debt is not satisfied on any determination date on which such test is applicable, the
2024-I
Issuer or the
2025-I
Issuer, as applicable, must apply available amounts to repay the
2024-I
CLO Secured Debt or the
2025-I
CLO Secured Debt, as applicable, in an amount necessary to cause such test to be satisfied. This would reduce or eliminate the amounts otherwise available to make distributions to us as the holder of the
2024-I
CLO Subordinated Notes or the
2025-I
CLO Subordinated Notes.
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
the Company did not sell any equity securities during the nine months ended September 30, 2025 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended September 30, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Q4 2025 Distribution
On November 11, 2025, the Board declared the Q4 2025 Distribution, payable on January 3
0
, 2026 to shareholders of record as of the close of business on December 30, 2025. The final amount of the Q4 2025 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q4 2025 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.
Rule
10b5-1
Trading Plans
During the fiscal quarter ended September 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule
10b5-1(c)
or any “non Rule
10b5-1
trading arrangement.”

Item 6. Exhibits

(a) Documents Filed as Part of this Report

3.1	Certificate of Formation of the Company.(1)

3.2	Limited Liability Company Agreement of the Company.(1)

10.1	Loan and Security Agreement, dated as of July 25, 2025, by and among Stepstone SPV Facility V LLC, as borrower, StepStone Private Credit Fund LLC, as the parent and the portfolio manager, each of the lenders party thereto from time to time, UMB Bank, National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, National Association, as administrative agent.(2)^

10.2	Purchase Agreement, dated August 22, 2025, by and among StepStone CLO 2025-I LLC, as issuer, StepStone Private Credit Fund LLC, as retention holder, and Wells Fargo Securities, LLC, as initial purchaser.(3)

10.3	Indenture, dated as of September 17, 2025, by and between StepStone CLO 2025-I LLC, as issuer, and UMB Bank, National Association, as trustee.(4)

10.4	Collateral Management Agreement, dated as of September 17, 2025, by and between StepStone CLO 2025-I LLC, as issuer, and StepStone Private Credit Fund LLC, as collateral manager.(4)

10.5	Master Loan Sale Agreement, dated as of September 17, 2025, by and between StepStone Private Credit Fund LLC, as seller, and StepStone CLO 2025-I, as issuer.(4)

10.6	Master Participation Agreement for Par/Near Par Trades, dated as of September 17, 2025, by and among StepStone CLO 2025-I LLC, as buyer, and StepStone Private Credit Fund LLC, SPV Facility I LLC and StepStone SPV Facility III LLC, as sellers.(4)

10.7	Amendment No. 4 to Loan and Security Agreement, dated as of September 29, 2025, by and among StepStone Private Credit Fund LL, as collateral manager and as equityholder, StepStone SPV Facility III LLC, as borrower, Wells Fargo Bank, National Association, as administrative agent and lender, Raymond James Bank, as a lender, and UMB Bank, National Association, as the collateral agent.^*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document).*

*	Filed herewith.
**	Furnished herewith
^

Schedules and/or exhibits to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10 (File No. 000-56505), filed on December 30, 2022 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on July 29, 2025 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on August 25, 2025 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on September 17, 2025 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 13, 2025	By:	/s/ Darren Friedman
Darren Friedman
Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Joseph Cambareri
Joseph Cambareri
Chief Financial Officer
(Principal Financial and Accounting Officer)