Form 10-K
period 2025-12-31
Stepstone Private Credit Fund LLC
filed 2026-03-27
CIK 1950803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2025

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

As of March 27, 2026, the registrant had 80,578,252 shares of its limited liability company interests outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm ID: 0042    Auditor Name: Ernst & Young LLP  Auditor Location: New York, NY

STEPSTONE PRIVATE CREDIT FUND LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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
•
general economic, logistical and political trends and other external factors, including inflation, trade policies, and recent supply chain disruptions and their impacts on our portfolio companies and on the industries in which we invest;
•
risks associated with the demand for liquidity under our share repurchase program and the continued approval of quarterly tender offers by the Company’s Board of Directors (the “Board” or the “Board of Directors”);
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

Our Board may, in its sole discretion, determine to cause the Company to conduct a “Liquidity Event,” which is defined as including (1) an initial public offering (“IPO”) or other listing of the Shares on a national securities exchange (an “Exchange Listing”), or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of the Company’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. A Sale Transaction also may include a sale, merger or other transaction with one or more affiliated investment companies managed by the Advisor or an affiliate thereof. The decision to cause the Company to conduct a Liquidity Event will take into consideration factors such as prevailing market conditions at the time and the Company’s portfolio composition. The ability of the Company to commence and consummate a Liquidity Event is not assured, and will depend on a variety of factors, including the size and composition of the Company’s portfolio and prevailing market conditions at the time. While we may consider a Liquidity Event at any time in the future, we currently do not intend to undertake a Liquidity Event, and we are not obligated by our Limited Liability Company Agreement (as amended, restated, and otherwise modified from time to time, the “Limited Liability Company Agreement”) or otherwise to effect a Liquidity Event at any time.

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

To a lesser extent, we may make Private Credit and/or opportunistic investments in asset-backed securities representing ownership or participation in a pool of direct Loans; equity of U.S. private middle-market companies; high yield securities, including securities representing ownership or participation in a pool of such securities; special purpose vehicles (“SPVs”) and/or joint ventures that primarily hold loans or credit-like securities; collateralized loan obligation (“CLO”)-related strategies (including equity, warehousing and mezzanine); convertible debt; non-corporate lending (including, for example and without limitation, core and transitionary real estate, structured products and infrastructure-related debt); other lending (including, for example, trade and supply chain finance, equipment leasing, marketplace lending (consumers, lending to lenders, etc.), insurance-linked strategies and instruments, royalties, aviation financing, shipping, residential whole loan real estate, life settlements, litigation financing, regulatory capital financing and net asset value lending); non-performing Loans (including, for example, U.S. residential mortgage loans and non-U.S. business loans).The Company may also, to a lesser extent and from time to time, make Private Credit and other investments on a short-term opportunistic basis (i.e., holding investments for less than one year) in anticipation of selling these investments to third parties which are not in a position to acquire such investments at the time of their origination for cash flow, tax or other reasons. The Company may also opportunistically invest, on a limited basis, in publicly traded securities of large corporate issuers and liquid credit (including, for example, long/short credit (including public securities) and non-control distressed strategies).

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

The Company has nine direct or indirect wholly owned subsidiaries—SPV Facility I LLC (“SPV Facility I”), StepStone Great Lakes SPV Facility II LLC (“SPV Facility II”), Stepstone SPV Facility III LLC (“SPV Facility III”), StepStone SPV Facility IV Intermediate Holdco LLC (“SPV Facility IV Intermediate Holdco”), Stepstone SPV Facility IV LLC (“SPV Facility IV”), Stepstone SPV Facility V LLC (“SPV Facility V”), SCRED SPV VI LLC ("SCRED SPV VI"), StepStone CLO 2024-I LLC (“2024-I Issuer”) and StepStone CLO 2025-I LLC (“2025-I Issuer”) — all of which other than SCRED SPV VI, are bankruptcy remote SPVs organized as Delaware limited liability companies. SCRED SPV VI was formed to facilitate specific transactions between itself, SPV III and underlying borrowers that are eliminated in consolidation. SPV Facility I, SPV Facility II and SPV Facility III were established to be utilized in connection with secured revolving credit facilities or other secured financing arrangements whereby creditors have a claim on the relevant SPV’s assets prior to those assets becoming available to the relevant SPV’s equity holder.

The Company does not intend to create or acquire primary control of any entity which engages in investment activities in securities or other assets, other than entities wholly-owned by the Company. The Company will comply with the provisions of the 1940 Act governing capital structure and leverage on an aggregate basis with its subsidiaries that engage in investment activities in securities and other assets that are wholly-owned by the Company, including SPV Facility I, SPV Facility II, SPV Facility III, SPV Facility IV Intermediate Holdco, SPV Facility IV, SPV Facility V, SCRED SPV VI, 2024-I Issuer and 2025-I Issuer. Any investment adviser to such subsidiary will comply with the provisions of the 1940 Act relating to investment advisory contract approval as if it were an investment adviser to an investment company under the 1940 Act. Each such subsidiary will also comply with the provisions of the 1940 Act relating to affiliated transactions and custody requirements and will be subject to the same principal investment strategies and principal risks of the Company. Each of SPV Facility I, SPV Facility II, SPV Facility III, SPV Facility IV Intermediate Holdco, SPV Facility IV, 2024-I Issuer and 2025-I Issuer uses the same custodian as the Company.

Initial Portfolio

On April 3, 2023, shortly prior to our election to be regulated as a BDC, and in order to avoid the blind pool-aspects typically associated with the launch of a new fund, we, through our wholly-owned subsidiary, SPV Facility I, acquired from an affiliated fund managed by SGEAIL (the “Seller”), a select portfolio of first lien, senior secured Private Credit investments in, and funding obligations to, well-established middle-market businesses that operate across a wide range of industries (the “Initial Portfolio”). We used the proceeds from the initial closing (the “Initial Closing”) of the Private Offering (as defined below), in connection with which we received approximately $18.5 million of gross proceeds, along with borrowings under the MassMutual SPV I Facility (as defined below), to purchase the Initial Portfolio. SPV Facility I purchased the Initial Portfolio pursuant to the terms of a Participation and Assignment Agreement by and between SPV Facility I and the Seller.

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

The Advisor has entered into a resource sharing agreement (“Resource Sharing Agreement”) with an affiliate, StepStone Group, under which certain designated employees of StepStone Group will provide services, including investment advisory, portfolio management and other services, to the Advisor. StepStone Group is an international investment manager, primarily with respect to private markets, that, together with its affiliates, has approximately $42.1 billion of private debt assets under management as of December 31, 2025 and provides investment management services to institutional and private clients and collective investment schemes.

In consideration of certain administrative, accounting and other services that the Advisor performs for the Company, or oversees the performance of, under the Administration Agreement, the Company pays the Advisor an administration fee (the “Administration Fee”) in an amount up to 0.20% on an annualized basis of the Company’s net assets. From the proceeds of the Administration Fee, the Advisor pays SEI Investments Global Funds Services (the “Sub-Administrator”) a sub-administration fee (the “Sub-Administration Fee”) to provide certain outsourced administration and outsourced accounting services for the Company.

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

The Shares are being offered solely (x) inside the United States to investors that are “accredited investors,” as defined in Rule 501(a) of Regulation D and (y) outside of the United States to investors that are accredited investors or in accordance with Regulation S to investors that are not “U.S. persons,” as defined in Regulation S. A significant portion of the Shares are, and may continue to be, issued to or through feeder funds (or similar intermediary vehicles) primarily created to hold the Shares, which in turn offer interests in such vehicles to non-U.S. persons.

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

Purchase Price

We intend to sell our Shares at a net offering price that we believe reflects the NAV per Share as determined in accordance with the Company’s share pricing policy, but there is no guarantee that NAV will be equal to the net offering price of our Shares at any closing. As a result, the shareholders’ purchase price may be higher than the prior subscription closing price per Share, and therefore shareholders may receive a smaller number of Shares than if the shareholder had subscribed at the prior subscription closing price. The Board has approved the Advisor’s valuation policy, is responsible for overseeing its application and has designated the Advisor as the Company’s valuation designee under Rule 2a-5 under the 1940 Act. In connection with the monthly closings, the Board has delegated to the Advisor the authority to conduct such closings.

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

The Advisor or its affiliates may pay additional compensation, out of their own funds and not as an additional charge to the Company or investors, to selected brokers, dealers or other financial intermediaries, including affiliated broker dealers, for the purpose of introducing a selling agent to the Company, promoting the recommendation of an investment in the Shares or in connection with providing services intended to result in the sale of Shares and/or shareholder support services, and such payment amounts may be significant. The additional compensation may differ among the recipients in amount or in the amount of calculation. Payments of additional compensation may be fixed dollar amounts or, based on the aggregate value of outstanding Shares held by our shareholders introduced by such financial intermediary or service provider, or determined in some other manner. The receipt of the additional compensation by a selling agent or financial intermediary may create potential conflicts of interest between an investor and its broker or dealer or other financial intermediary who is recommending the Shares over other potential investments.

While the Advisor or its affiliates have and may continue to pay compensation to such entities in connection with the offering of Shares, it is under no obligation to pay such fees and may decide not to do so in the future to the extent that any such compensation is permitted to be borne by the Company. In return for this compensation, the Advisor and its affiliates expect to receive certain marketing or servicing advantages that are not generally available to funds that do not make such payments. Such advantages are expected to include, without limitation, placement of the Company on a list of funds offered as investment options to the intermediary’s or service provider’s clients (sometimes referred to as “shelf space”); access to the intermediary’s registered representatives; and/or ability to assist in training and educating the intermediary’s registered representatives.

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

The direct Loans to which we have exposure are generally made to middle-market companies, which we define as companies with an annual EBITDA of approximately $10 million to $100 million. The Loans in which we invest generally pay floating interest rates based on a variable base rate. The secured debt (including first lien senior secured, unitranche and second lien debt) in which we invest generally have stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market generally have shorter remaining terms to maturity than newly issued investments. Most of our debt investments are and will be unrated. Our debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services). Our unrated debt investments generally have credit quality consistent with below investment grade securities.

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

In addition to utilizing Lending Sources to source investments for its Lending Strategy, the Company may originate loans and debt instruments, and may also have the ability to acquire investments through secondary transactions, including through loan portfolios, receivables, contractual obligations to purchase subsequently originated loans and other debt instruments. As discussed below, the Advisor may also invest the Company’s assets in Loans acquired from Underlying Funds managed by non-affiliated third-party managers in which the Company is not invested. With respect to investments approved by the Advisor that are sourced by Lending Sources or through Underlying Funds, the Company may be required to pay an origination or similar fee in connection with making such investment, as well as any ongoing fees for administrative services provided by the Lending Sources to the Company with respect to such investments, which fees will be indirectly borne by the Company’s shareholders and are in addition to the fees charged to the Underlying Funds by their managers or general partners. The Company may also, to a lesser extent and from time to time, make Private Credit and other investments on a short-term opportunistic basis (i.e., holding investments for less than one year) in anticipation of selling these investments to third parties which are not in a position to acquire such investments at the time of their origination for cash flow, tax or other reasons.

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

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. On March 9, 2026, we, the Advisor and certain affiliated entities received an order for co-investment exemptive relief from the SEC to allow certain managed funds and investment vehicles, each of whose investment adviser is the Advisor or an investment adviser controlling, controlled by or under common control with the Advisor, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief (the “Co-Investment Exemptive Order”). The Co-Investment Exemptive Order requires, among other things, that allocations be “fair and equitable” to us and that the Advisor (or the applicable investment adviser) considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Exemptive Order in allocations. Under the Co-Investment Exemptive Order, among other requirements, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the Co-Investment Exemptive Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Exemptive Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the Co-Investment Exemptive Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.

Ancillary Investments

To a lesser extent, the Company may make Private Credit and/or opportunistic investments in asset-backed securities representing ownership or participation in a pool of direct Loans; preferred or common equity of U.S. private middle-market companies; high yield securities, including securities representing ownership or participation in a pool of such securities; SPVs and/or joint ventures that primarily hold loans or credit-like securities; CLO-related strategies (including equity, warehousing and mezzanine); convertible debt; non-corporate lending (including, for example and without limitation, core and transitionary real estate, structured products and infrastructure-related debt); other lending (including, for example, trade and supply chain finance, equipment leasing, marketplace lending (consumers, lending to lenders, etc.), insurance-linked strategies and instruments, royalties, aviation financing, shipping, residential whole loan real estate, life settlements, litigation financing, regulatory capital financing and net asset value lending); non-performing Loans (including, for example, U.S. residential mortgage loans and non-U.S. business loans). The Company may also opportunistically invest, on a limited basis, in publicly traded securities of large corporate issuers and liquid credit (including, for example, long/short credit (including public securities) and non-control distressed strategies).

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

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. On March 9, 2026, we, the Advisor and certain affiliated entities received the Co-Investment Exemptive Order, which allows certain managed funds and investment vehicles, each of whose investment adviser is the Advisor or an investment adviser controlling, controlled by or under common control with the Advisor, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. The Co-Investment Exemptive Order requires, among other things, that allocations be “fair and equitable” to us and that the Advisor (or the applicable investment adviser) considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Exemptive Order in allocations. Under the Co-Investment Exemptive Order, among other requirements, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the Co-Investment Exemptive Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Exemptive Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the Co-Investment Exemptive Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.

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

For the year ended December 31, 2025, the Company incurred a Base Management Fee of $13.5 million.

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

For the year ended December 31, 2025, the Company incurred Income Incentive Fee of $10.8 million.

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

For the year ended December 31, 2025, the Company accrued a Capital Gains Based Incentive Fee of $(185,000).

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

Board Approval of the Advisory Agreement and Sub-Advisory Agreement

The Board, including a majority of our directors who are not parties to the Advisory Agreement or Sub-Advisory Agreement or “interested persons” (as defined in the 1940 Act) of any such party, initially approved the Advisory Agreement and the Sub-Advisory Agreement on January 11, 2023 at an in-person meeting called for that purpose, and most recently re-approved the Advisory Agreement and Sub-Advisory Agreement, each for an additional one-year term, on March 24, 2026. In preparing for approval of the Advisory Agreement and the Sub-Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

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

The initial operating expenses for the Company, as a new fund, including start-up costs, which may be significant, may be higher than the expenses of an established fund. As of December 31, 2025, the Company had incurred O&O Expenses (as defined below) of approximately $1.3 million in connection with the initial offering of Shares.

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

Expense Limitation and Reimbursement Agreement

The Company entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Advisor for an initial one-year term beginning on April 3, 2023 and ending on the one-year anniversary thereof (the “Limitation Period”) subject to annual renewal by the mutual agreement of the Advisor and the Company. On November 8, 2023, the Company and the Advisor amended and restated the Expense Limitation Agreement (the “Amended Expense Limitation Agreement”). Under the Amended Expense Limitation Agreement, which was in effect for the same initial Limitation Period, unless extended by the Company and the Advisor pursuant to its terms, the Advisor agreed that it will pay, absorb or reimburse the Company’s aggregate monthly Other Operating Expenses (as defined below) on the Company’s behalf (which, for the avoidance of doubt, may include any Other Operating Expenses incurred prior to the effective date of the Advisory Agreement) (each such payment, absorption or reimbursement, a “Required Expense Payment”), such that the aggregate monthly Other Operating Expenses borne by the Company during the Limitation Period would not exceed 1.00%, on an annualized basis, of the Company’s month-end net assets (the “Expense Cap”). For any month in which the Company’s aggregate monthly Other Operating Expenses exceed the Expense Cap, the Advisor shall make a Required Expense Payment to the extent necessary to eliminate such excess. The Advisor may also directly pay expenses on behalf of the Company and waive reimbursement under the Amended Expense Limitation Agreement. “Other Operating Expenses” shall include all of the Company’s operating expenses, including O&O Expenses, but shall exclude Specified Expenses (as defined below).

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

Term. The Amended Expense Limitation Agreement will remain in effect throughout the Limitation Period (including any extensions thereof), unless terminated by the Company’s Board of Directors upon thirty (30) days written notice to the Advisor. The Limitation Period under the Amended Expense Limitation Agreement expires on April 3, 2026; the Advisor and the Company do not intend to further extend the Limitation Period.

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

The fair value of a CLO Warehouse is determined by adding the excess spread (accrued interest plus interest received less financing costs) to the CLO Warehouse equity contribution made by the Company, discounted to present value, unless the Advisor determines that the securitization will not be achieved, in which case, the fair value of a CLO Warehouse will be established based on the fair value of the underlying bank loan positions which are valued in a manner consistent with the Advisor’s valuation policy and procedures. CLO warehouses can be exposed to credit events, mark to market changes, rating agency downgrades and financing cost changes. Changes in the fair value of a CLO Warehouse are reported in net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers in the consolidated statements of operations.

Derivative Instruments

Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the consolidated statements of operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the consolidated statements of operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the rule. We currently operate as a “limited derivatives user” which may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

Relationship between NAV and Our Transaction Price

Although the transaction price in the monthly closings for our Private Offering will generally be based on the NAV per Share as of the last calendar day of the applicable month, such transaction price may be significantly different from the prior subscription closing price per Share or the NAV per Share as of the date on which the shareholder’s investment decision is made (or repurchase occurs), and therefore shareholders may receive a smaller number of Shares than if they had subscribed at the prior subscription closing price (or may receive a lesser amount of proceeds than if they had submitted a repurchase request at the available NAV at the time the shareholder submitted such repurchase request).

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

We and our SPVs have entered into multiple credit facilities or other financing arrangements, including CLO debt issuances and unsecured debt issuances, and intend to establish one or more additional credit facilities and enter into other financing arrangements to facilitate investments and the timely payment of our expenses. Borrowings under any such financing arrangements will generally bear interest at floating rates at to be determined spreads over a specific reference rate. We cannot assure shareholders that we will be able to enter into additional credit facilities or otherwise obtain additional financing on favorable terms or at all. Shareholders indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

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

On March 9, 2026, we, the Advisor and certain affiliated entities received the Co-Investment Exemptive Order, which allows certain managed funds and investment vehicles, each of whose investment adviser is the Advisor or an investment adviser controlling, controlled by or under common control with the Advisor, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. The Co-Investment Exemptive Order requires, among other things, that allocations be “fair and equitable” to us and that the Advisor (or the applicable investment adviser) considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Exemptive Order in allocations. Under the Co-Investment Exemptive Order, among other requirements, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the Co-Investment Exemptive Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Exemptive Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the Co-Investment Exemptive Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.

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

Taxation of RIC Operations Generally.

The Company has elected to be treated as a RIC for U.S. federal income tax purposes. As a RIC, the Company will generally be able to deduct qualifying distributions to its shareholders, so that it is subject to U.S. federal income taxation only in respect of earnings that it retains and does not distribute. In addition, certain distributions made to the Company’s shareholders may be eligible for look-through tax treatment determined by reference to the earnings from which the distribution is made.

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

If an investor purchases shares shortly before the record date of a distribution, the price of the shares will include the value of the distribution, and the investor will be subject to tax on the distribution even though it represents a return of their investment.

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

Under U.S. Treasury regulations, if a shareholder recognizes a loss with respect to shares of $2 million or more for an individual shareholder or $10 million or more for a corporate shareholder, the shareholder must file with the IRS a disclosure statement on IRS Form 8886. Direct owners of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. Holders should consult their tax advisors to determine the applicability of these regulations in light of their individual circumstances.

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

Tax-Exempt Investors

The direct conduct by a tax-exempt U.S. Holder of the activities that the Company is expected to conduct could give rise to unrelated business taxable income. However, a BDC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its shareholders for purposes of determining treatment under current law. Therefore, a tax-exempt U.S. Holder should not be subject to U.S. federal income taxation solely as a result of the holder’s ownership of the Shares and receipt of dividends that it pays. Moreover, under current law, if the Company incurs indebtedness, such indebtedness will not be attributed to its shareholders. Therefore, a tax-exempt U.S. Holder should not be treated as earning income from “debt-financed property” and dividends paid by the Company should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that the Company incurs. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt investors could be adversely affected.

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

•
The Company has a limited operating history.
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
•
The private credit market and alternative asset managers face heightened regulatory scrutiny, which could adversely affect our business, increase our compliance costs, and expose us to regulatory risk.
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
•
As a BDC, we are permitted to enter into unfunded commitment agreements, and, if we fail to meet certain requirements, we will be required to treat such unfunded commitments as derivative transactions, subject to leverage limitations, which may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
•
The Company’s advisory fee arrangements with the Advisor may vary from those of other investment funds, accounts or investment vehicles managed by the Advisor, which may create an incentive for the Advisor’s Investment Committee to devote time and resources to a higher fee-paying fund.
•
Cybersecurity risks and cybersecurity incidents could adversely affect our business by causing a disruption to our operations, which could adversely affect our financial condition and results of operations.
•
Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of our investments or reducing our ability to raise or deploy capital, each of which could have a significant adverse effect on our business, financial condition and results of operations.
•
The lack of liquidity in the Company’s investments may adversely affect its business.
•
The Company is subject to credit, liquidity and interest rate risks.
•
Investments in loan interests may be difficult to value, have extended settlement periods and expose the Company to the risk of delayed receipt of principal and interest payments.
•
Prepayments of the Company’s debt investments by its portfolio companies could adversely impact the Company's results of operations and ability to make shareholder distributions.
•
We are subject to certain risks as a result of our interests in the 2024-I CLO Subordinated Notes and the 2025-1 CLO Subordinated Notes.
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
•
Investing in our Shares involves an above average degree of risk.

Risks Relating to the Company’s Business and Structure

The Company has a limited operating history.

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

The Advisor (with the support of StepStone Group) and the Sub-Advisor (subject to the Advisor’s supervision under the Sub-Advisory Agreement) have primary responsibility for ongoing research, recommendations, and portfolio management regarding the Company’s investment portfolio. The loss of any of the individuals comprising the Investment Committee or other senior investment professionals of the Advisor or any other senior investment professionals of the Sub-Advisor may limit the Company’s ability to achieve its investment objectives and operate its business. This could have a material adverse effect on our financial condition, results of operations and cash flows.

The Company’s business model depends to a significant extent upon strong referral relationships. Any inability of the Advisor’s Investment Committee or other investment professionals at StepStone Group or the Sub-Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect the Company’s business.

The Company depends upon the Advisor’s Investment Committee and other investment professionals at StepStone Group, as well as upon the senior investment professionals at the Sub-Advisor, to maintain their relationships with Lending Sources, private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and the Company will rely to a significant extent upon these relationships to provide it with potential investment opportunities. If the Advisor’s Investment Committee or such senior investment professionals fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, the Company will not be able to grow its investment portfolio. In addition, individuals with whom the Advisor’s Investment Committee and such other senior investment professionals at the Advisor, Sub-Advisor and/or StepStone Group have relationships are not obligated to provide them with investment opportunities, and the Company can offer no assurance that these relationships will generate investment opportunities for the Company in the future.

The Company’s financial condition, results of operations and cash flows will depend on the Advisor's ability to manage its business effectively.

The Company’s ability to achieve its investment objectives will depend on the Advisor's ability to manage its business and to grow its investments and earnings. This will depend, in turn, on the Advisor’s Investment Committee’s and the Sub-Advisor’s ability to identify, invest in and monitor portfolio companies that meet the Company’s investment criteria. The achievement of the Company’s investment objectives on a cost-effective basis will depend upon the Advisor’s and the Sub-Advisor’s execution of their investment process, their ability to provide competent, attentive and efficient services to the Company and the Company’s access to financing on acceptable terms. The Advisor, the Advisor’s Investment Committee, and the Sub-Advisor will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The Advisor may be called upon to provide managerial assistance to the Company’s portfolio companies. These activities may distract senior investment professionals from sourcing new investment opportunities for the Company or slow the Company’s rate of investment. Any failure to manage the Company’s business and its future growth effectively could have a material adverse effect on its business, financial condition, results of operations and cash flows.

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

In addition, there may be times when the Advisor, the Sub-Advisor, StepStone Group or their respective investment professionals, including the Advisor’s Investment Committee, have interests that differ from those of the Company’s shareholders, giving rise to a conflict of interest. Although the Advisor and the Sub-Advisor will endeavor to handle these investment and other decisions in a fair and equitable manner, the Company and its shareholders could be adversely affected by these decisions. Moreover, given the subjective nature of the investment and other decisions made by the Advisor on the Company’s behalf, the Company may be unable to adequately monitor these potential conflicts of interest between the Company and the Advisor and/or the Sub-Advisor; however, the Board, including its independent members, will review conflicts of interest in connection with its review of the performance of the Advisor and the Sub-Advisor. As a BDC, the Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates, including the Company’s officers, directors, investment adviser and sub-adviser, principal underwriters and certain of their affiliates, without the prior approval of the members of board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance).

The Advisor’s Investment Committee, the Sub-Advisor and StepStone Group may, from time to time, possess material non-public information, limiting the Company’s investment discretion.

The Advisor’s Investment Committee and senior investment professionals at the Sub-Advisor and StepStone Group may serve as directors of, or in a similar capacity with, portfolio companies in which the Company invests, the securities of which are purchased or sold on the Company’s behalf. In the event that material nonpublic information is obtained with respect to such companies, or the

Company becomes subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, the Company could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on the Company.

The Company’s incentive fees may induce the Advisor to incur additional leverage.

Generally, the incentive fee payable by the Company to the Advisor may create an incentive for the Advisor to use the additional available leverage. For example, because the incentive fee on net investment income is calculated as a percentage of the Company’s net assets subject to a hurdle, having additional leverage available may encourage the Advisor to use leverage to increase the leveraged return on the Company’s investment portfolio. To the extent additional leverage is available at favorable rates, the Advisor could use leverage to increase the size of the Company’s investment portfolio to generate additional income, which may make it easier to meet the incentive fee hurdle. In addition, an increase in interest rates would make it easier to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Advisor with respect to Pre-Incentive Fee Net Investment Income. Because of the structure of the Incentive Fee, it is possible that the Company may pay an Incentive Fee in a calendar quarter in which it incurs an overall loss taking into account capital account losses. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the quarterly hurdle rate, the Company will pay the applicable incentive fee even if the Company has incurred a loss in that calendar quarter due to realized and unrealized capital losses.

The Board is charged with protecting the Company’s interests by monitoring how the Advisor addresses these and other conflicts of interest associated with its management services and compensation. While the Board is not expected to review or approve each investment decision, borrowing or incurrence of leverage, the Board’s independent members will periodically review the Advisor’s services and fees as well as its Investment Committee decisions and portfolio performance. In connection with these reviews, the Board’s independent members will consider whether the Company’s fees and expenses (including those related to leverage) remain appropriate.

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

The private credit market and alternative asset managers face heightened regulatory scrutiny, which could adversely affect our business, increase our compliance costs, and expose us to regulatory risk.

The financial services industry, including alternative asset managers and credit funds, is subject to heightened and increasing regulatory scrutiny and enforcement activity, and some regulators (including the International Organization of Securities Commissions and the Financial Stability Board) have called for regulators to consider systemic risk, transparency, leverage, liquidity, and conflicts issues arising from rapid growth in private finance. Regulators may introduce further requirements in the future, and investigations, enforcement, or related compliance changes could increase costs, divert management time, harm our reputation, and adversely affect our business, financial condition, and results of operations.

We may be subject to extensive regulatory oversight and examinations and may receive inquiries or investigations (including on conflicts of interest or industry practices), which can impose costs, divert management attention, create reputational harm, and place us at a competitive disadvantage. The Advisor and its affiliates are subject to regulation and scrutiny and may face examinations, inquiries, investigations, proceedings, sanctions, and related adverse publicity, costs, and reputational harm, which could adversely affect the Advisor’s business and, in turn, the Company.

New or revised SEC or other regulations or changes in interpretation or enforcement could increase our compliance burden (including disclosure obligations, potentially relating to sustainability matters), increase costs, require new technology or senior management attention, and adversely affect profitability, and the full impact of new laws or initiatives is difficult to determine.

The Company will be subject to corporate-level income tax if it is unable to maintain its tax treatment as a RIC under Subchapter M of the Code.

To maintain its tax treatment as a RIC under Subchapter M of the Code, the Company must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if the Company distributes at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to its shareholders on an annual basis. Because the Company has incurred debt, and expects to continue to incur debt, it will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict it from making distributions necessary to maintain its tax treatment as a RIC. If the Company is unable to obtain cash from other sources, it may fail to maintain its tax treatment as a RIC and, thus, may be subject to corporate-level income tax. To maintain its tax treatment as a RIC, the Company must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in the Company having to dispose of certain investments quickly in order to prevent the loss of its tax treatment as a RIC. Because most of the Company’s investments will be in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided that the Company will satisfy the asset diversification requirements or the other requirements necessary to maintain its tax treatment as a RIC. If it fails to maintain its tax treatment as a RIC for any reason and becomes subject to corporate income tax, the resulting corporate income taxes could substantially reduce the Company's net assets, the amount of income available for distributions to its shareholders and the amount of funds available for new investments.

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

Legislative or regulatory tax changes could have an adverse impact on the Company and its shareholders.

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

In addition, under these types of investments, we accrue interest during the life of the loan on the PIK interest payment and/or OID but do not receive the cash income from the investment until the end of the term. However, our Pre-Incentive Fee Net Investment Income, which is used to calculate the income portion of our Incentive Fee, includes accrued interest. Thus, a portion of this incentive fee is based on income that we have not yet received in cash, such as a PIK interest payment and/or OID, which creates the risk of non-refundable cash payments to the Advisor based on non-cash accruals that may never be realized.

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
•
We will be required under U.S. tax laws to make distributions of OID income to shareholders without receiving any cash. Such required cash distributions may have to be paid from offering proceeds or the sale of assets without investors being given any notice of this fact; and

•
The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on our available cash, because it represents a non-cash component of the Company’s taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate level taxation.

Regulations governing the Company’s operation as a BDC will affect its ability to, and the way in which it, raises additional capital. As a BDC, the necessity of raising additional capital may expose the Company to risks, including the typical risks associated with leverage.

The Company may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which the Company refers to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, the Company is permitted as a BDC that has satisfied certain requirements to issue senior securities in amounts such that its asset coverage ratio, as defined in the 1940 Act, equals at least 150% of its gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of the Company’s assets declines, the Company may be unable to satisfy this test. If that happens, the Company would not be able to borrow additional funds until it was able to comply with the 150% asset coverage ratio applicable to it under the 1940 Act. Also, any amounts that the Company uses to service its indebtedness would not be available for distributions to its shareholders. For as long as the Company has senior securities outstanding, it will be exposed to typical risks associated with leverage, including an increased risk of loss.

Because the Company has financed, and expects to finance its investments with borrowed money, the potential for gain or loss on amounts invested in the Company is magnified and may increase the risk of investing in the Company.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in the Shares. To the extent that the Company or its subsidiaries use leverage to partially finance investments through banks, insurance companies and other lenders, investors will experience increased risks of investing in the Shares. Lenders of these funds will have fixed dollar claims on the Company’s assets that would be superior to the claims of the Company’s shareholders, and the Company would expect such lenders to seek recovery against its assets in the event of a default.

In addition, under the terms of any borrowing facility or other debt instrument that the Company has entered into or may enter into, the Company may be required to use the net proceeds of any investments that it sells to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of the Company’s assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged, thereby magnifying losses or eliminating its stake in a leveraged investment. Similarly, any decrease in the Company’s revenue or income will cause its net income to decline more sharply than it would have had it not borrowed. Such a decline would also negatively affect its ability to make distributions with respect to the Shares. The Company’s ability to service any debt depends largely on its financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, the Company’s shareholders will bear the burden of any increase in the Company's expenses as a result of its use of leverage, including interest expenses.

The Company is generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of its borrowings and any preferred stock that it may issue in the future, of at least 150%. If this ratio declines below 150%, the Company will not be able to incur additional debt until it is able to comply with the 150% asset coverage ratio applicable to it under the 1940 Act. This could have a material adverse effect on its operations, and the Company may not be able to make distributions. The amount of leverage that the Company employs will depend on the Advisor’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. The Company cannot assure investors that it will be able to obtain or refinance credit at all or on terms acceptable or favorable to it.

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

Because the Company borrows money to make investments and may in the future incur additional borrowings or issue additional senior securities including preferred stock and debt securities, its net investment income will depend, in part, upon the difference between the rate at which it borrows funds and the rate at which it invests those funds. As a result, the Company can offer no assurance that a significant change in market interest rates would not have a material adverse effect on its net investment income. In periods of rising interest rates, the Company’s cost of funds would increase, which could reduce its net investment income. The Company may use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. The Company has utilized, and may continue to utilize, instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to more closely align the interest rates of the Company’s liabilities with the investment portfolio or to hedge against fluctuations in the relative values of its portfolio positions from changes in currency exchange rates and market interest rates to the extent permitted by the 1940 Act. However, there is no assurance that such techniques will be effective or that the Company will be able to employ them consistently with its regulatory constraints.

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

In addition, under any borrowing facility, the Company or its SPV subsidiaries will be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. Moreover, amounts available for borrowing under any Company or SPV borrowing facility may be subject to borrowing base limitations that apply specific advance rates to assets held by the Company or the applicable SPV under the applicable financing arrangement and such available borrowing amounts may be subject to limitations with respect to the loans securing the facility, which may affect the borrowing base and therefore amounts available to borrow. A deterioration in the credit quality, value, or eligibility of assets held by the Company or the applicable SPV could reduce the borrowing base, limiting the Company’s access to liquidity under this facility at a time when the Company may require it.

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

Preferred stock, which is another form of leverage, has the same risks to the Company’s shareholders as borrowings because the dividends on any preferred stock the Company issues must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common shareholders, and preferred shareholders are not subject to any of the Company’s expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

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

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparisons to comparable publicly traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, the Advisor’s fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling Shares during a period in which the net asset value understates the value of our investments will receive a lower price for their Shares than the value of our investments might warrant.

In addition, investors will not know the then-current NAV applicable on the effective date of the share purchase and investors will not know the exact price of Shares in any quarterly tender offer conducted by the Company until after the expiration of the applicable tender offer, which may result in an investor receiving Shares, or tendering Shares, based on an NAV that varies from the NAV per share available publicly at the time the relevant investor submitted their purchase order or tendered their Shares, as applicable.

The Company may expose itself to risks if it engages in hedging transactions.

The Company has utilized, and may continue to utilize, instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to more closely align the interest rates of the Company’s liabilities with its investment portfolio or to hedge against fluctuations in the relative values of its portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may expose us to counter-party credit risk. Hedging against a decline in the values of its portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is generally anticipated at an acceptable price. Engaging in hedging transactions may reduce cash available to pay distributions to our shareholders.

The Company anticipates holding assets denominated in currencies other than U.S. Dollars and intends, but is not required to, enter into foreign exchange transactions selectively with the aim of enhancing or maintaining the value of the Company’s investment in absolute terms. If this currency exposure is unhedged, the value of the Company’s investment will fluctuate with exchange rates as well as with price changes of the Company’s investments in the relevant markets and currencies.

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

As a BDC, we are permitted to enter into unfunded commitment agreements, and, if we fail to meet certain requirements, we will be required to treat such unfunded commitments as derivative transactions, subject to leverage limitations, which may limit our ability to use derivatives and/or enter into certain other financial contracts.

Under Rule 18f-4 under the 1940 Act, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the rule. We currently operate as a “limited derivatives user” which may limit our ability to use derivatives and/or enter into certain other financial contracts.

In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as they become due. Unfunded commitment agreements entered into by a BDC in compliance with this condition will not be considered for purposes of computing asset coverage for purposes of compliance with the 1940 Act with respect to our use of leverage as well as derivatives and/or other financial contracts.

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

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect the Company’s business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact the Company’s business and the business of its competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Changes to United States tariff and import/export regulations may have a negative effect on the Company’s portfolio companies.

There have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, or the perception that any of them could occur, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Tariff announcements and ongoing trade negotiations have contributed to uncertainty and volatility in debt and equity markets. Increased tariffs, counter-measures, or other trade barriers could increase costs, decrease margins, and reduce the competitiveness of products and services offered by our portfolio companies, particularly where portfolio companies rely on imported goods. Retaliatory tariffs (including by China) and continued uncertainty around trade policies may adversely affect global economic conditions, inflation, and financial market stability, reduce global trade, and increase costs and supply-chain disruption for our portfolio companies, which could depress economic activity and materially adversely affect our business, financial condition, and results of operations. Difficult market and geopolitical conditions, including changes in trade policies, the imposition of new tariffs or increases in existing tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we operate, negatively impact the businesses in which we invest directly or indirectly, and, in turn, have a material adverse impact on our business, operating results and financial condition.

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

The Company is required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities to total senior securities, which includes all of the Company’s borrowings, of at least 150%. This requirement limits the amount that the Company may borrow. Since the Company continues to need capital to grow its investment portfolio, these limitations may prevent it from incurring debt and require it to raise additional equity at a time when it may be disadvantageous to do so. While the Company expects that it will be able to borrow additional funds and to issue additional debt securities and expects that it will be able to issue additional equity securities, which would in turn increase the equity capital available to the Company, it cannot assure investors that debt and equity financing will be available to it on favorable terms, or at all. If additional funds are not available to the Company, it may be forced to curtail or cease new investment activities, and its net asset value could decline.

The Company’s ability to enter into certain transactions with its affiliates is restricted, which may limit the scope of investments available to the Company.

The Company is prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the Board members who are Independent Directors, and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of its outstanding voting securities will be its affiliate for purposes of the 1940 Act, and the Company is generally prohibited from buying or selling any security from or to such affiliate without the prior approval of the Independent Directors. The 1940 Act also prohibits certain “joint” transactions with certain of its affiliates, which could include concurrent investments in the same portfolio company, without prior approval of the Independent Directors and, in some cases, of the SEC. The Company is prohibited from buying or selling any security from or to any person that controls it or who owns more than 25% of its voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

On March 9, 2026, we, the Advisor and certain affiliated entities received the Co-Investment Exemptive Order, which allows certain managed funds and investment vehicles, each of whose investment adviser is the Advisor or an investment adviser controlling, controlled by or under common control with the Advisor, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. The Co-Investment

Exemptive Order requires, among other things, that allocations be “fair and equitable” to us and that the Advisor (or the applicable investment adviser) considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Exemptive Order in allocations. Under the Co-Investment Exemptive Order, among other requirements, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the Co-Investment Exemptive Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Exemptive Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the Co-Investment Exemptive Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.

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

The Company’s advisory fee arrangements with the Advisor may vary from those of other investment funds, accounts or investment vehicles managed by the Advisor, which may create an incentive for the Advisor’s Investment Committee to devote time and resources to a higher fee-paying fund.

If the Advisor is paid a higher management fee or performance-based fee from any of its other funds, it may have an incentive to devote more research and development or other activities, and/or recommend the allocation of investment opportunities, to such higher fee-paying fund. For example, to the extent the Advisor’s incentive compensation is not subject to a hurdle or an income incentive fee cap with respect to another fund, it may have an incentive to devote time and resources to such other fund.

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

The Advisor has the right under the Advisory Agreement to resign as the Company’s investment adviser at any time upon 120 days’ written notice, whether the Company has found a replacement or not. Similarly, the Advisor has the right under the Administration Agreement to resign at any time upon 90 days’ written notice, whether the Company has found a replacement or not. In addition, the Sub-Advisor has the right to terminate the Sub-Advisory Agreement at any time on 120 days' written notice. If the Advisor were to resign as the Company’s investment adviser or administrator, or the Sub-Advisor terminates the Sub-Advisory Agreement, the Company may not be able to find a new investment adviser or administrator, or investment sub-adviser, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within the applicable prior-notice period, or at all. If the Company is unable to do so quickly, its operations are likely to experience a disruption, its financial condition, business and results of operations as well as its ability to pay distributions to its shareholders are likely to be adversely affected. Even if the Company is able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with the Company’s investment objectives may result in additional costs and time delays that may adversely affect its business, financial condition, results of operations and cash flows.

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
•
public health crises, such as disease pandemics;
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

The frequency and sophistication of the cybersecurity threats and incidents we face continue to increase. Cyber-attacks and other security threats have become increasingly complex due to the emergence of new artificial intelligence technologies, which can identify and target new vulnerabilities and enable more credible impersonations of a company or its employees, making attacks more difficult to detect, contain, and mitigate. As a result, we face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists. Our reputation and our ability to operate and expand our business depend on computer hardware and software systems, including StepStone Group’s proprietary data and technology platforms and other data processing systems, which can be vulnerable to security breaches or other cyber incidents. Our portfolio companies rely on similar systems and face similar risks, and we may invest in strategic assets having a national or regional profile or in infrastructure assets that face a greater risk of attack. Cybersecurity incidents may be an intentional attack, such as a hacker attack, ransomware, virus or worm, or an unintentional event, and could involve bad actors gaining unauthorized access to our information systems for purposes of misappropriating assets, disclosing or modifying sensitive or confidential information, corrupting data or causing operational disruption. Cyber-criminals can attempt to redirect payments required to be paid at the closings of our investments to unauthorized accounts, which we, the Advisor or the services providers we retain, such as paying agents and escrow agents, may not be able to detect or protect against. In recent years, there has been a significant increase in ransomware and other hacking attempts by cyber-criminals. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers.

StepStone Group and the Advisor have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cybersecurity incident, do not guarantee that a cyber-incident will not occur or that our financial results or operations will not be adversely affected by such an incident. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources. Our existing cybersecurity controls may be less effective against artificial intelligence-enabled threats, and we cannot assure you that our mitigation efforts will be effective in preventing or limiting the impact of such attacks. Finally, we and the Advisor rely on third-party service providers for certain aspects of our business, including for certain information systems and technology, as well as administration of the Company and any other funds or investment vehicles managed by the Advisor. These third-party service providers and their vendors are also susceptible to cyber and security threats. Any interruption or deterioration in the performance of these third parties, failures of their information systems and technology or cyber and security breaches could put our or our clients'

sensitive information at risk or result in the shutdown of a service provider, and indemnification by, or insurance coverage of, such service providers may not be sufficient to cover any damage or loss, which could impair the quality of the funds’ operations and harm our reputation, thereby adversely affecting our business, financial condition and results of operations. We and/or the Advisor may also need to expend additional resources to adapt our cybersecurity program to the evolving security landscape and to investigate and remediate vulnerabilities or other identified risks.

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

The result of these adverse incidents can include disruptions of our business, corruption or modifications to our data, fraudulent transfers or requests for transfers of money, liability for stolen assets or information, increased cybersecurity protection and insurance costs and litigation, which could adversely affect our business, financial condition or results of operations. .

In addition, in 2024, the SEC adopted amendments to Regulation S-P requiring covered institutions (including investment companies) to develop, implement, and maintain written policies and procedures for an incident response program designed to detect, respond to, and recover from unauthorized access to or use of customer information, and to provide notice to affected individuals (with limited exceptions) when sensitive customer information was, or is reasonably likely to have been, accessed or used without authorization. The Regulation S-P amendments also require notification to affected customers no later than 30 days after becoming aware of a security incident that compromises sensitive customer information, and require covered institutions to establish written policies and procedures for oversight of service provider arrangements. Compliance with evolving privacy, cybersecurity, and information security laws across jurisdictions may increase compliance costs and operational burdens, and failures to comply may result in fines, sanctions, enforcement actions, litigation, or reputational damage.

Regulators have indicated the potential to take more aggressive enforcement actions regarding data security and privacy matters, and the SEC’s stated 2026 examination priorities include a focus on advisers’ policies and practices relating to preventing interruptions to mission-critical services and protecting information, records, and assets.

The Company, the Advisor and the Company’s portfolio companies are subject to risks associated with “phishing” and other cyber-attacks.

The Company’s business and the business of its portfolio companies, as well as the Company’s and the Advisor’s third party service providers, rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, the Company’s and its portfolio companies’ information technology systems, as well as the technology systems of the Company’s and the Advisor’s third party service providers, could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). The Advisor’s and StepStone Group’s employees, as well as employees of the Company’s and the Advisor’s third party service providers, have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on the Company’s business, financial condition or results of operations. In addition, the Company, the Advisor or StepStone Group may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.

The Advisor’s and other service providers’ increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. These service providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies, such as artificial intelligence-enabled technologies, increase the speed and computing power available.

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

The Company’s, the Advisor’s and the Company’s portfolio companies’ future success depends, in part, on their ability to anticipate and respond effectively to the risk of, and the opportunity presented by, digital disruption and other technology change. These may include new applications based on artificial intelligence ("AI"), machine learning, or new approaches to data mining.

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

Poor implementation of new technologies, including artificial intelligence, by the Company, the Advisor, the Company’s portfolio companies, or any of their third-party service providers, could subject the Company, the Advisor and the Company’s portfolio companies to additional risks we cannot predict, do not understand or cannot adequately mitigate, which could have an impact on the Company’s results of operations and financial condition.

AI technologies and related legal and regulatory frameworks are rapidly evolving, the full extent of current or future risks is not possible to predict, and AI-related innovations could harm us, the Advisor, the Sub-Advisor, StepStone Group, or our portfolio companies, reduce demand for products/services, disrupt markets, increase competition, and adversely affect valuations and results. Risks related to AI, including the Company’s, the Advisor’s and/or the Company’s portfolio companies’ use of third-party products incorporating AI, include the generation of factually incorrect or biased results, also known as hallucinations, data security vulnerabilities, potential IP infringement, mishandling of confidential, proprietary, or private information, and potentially problematic third-party license terms. We or our portfolio companies may also be exposed to competitive risks related to the adoption of AI or other new technologies by others within our respective industries. If our or our portfolio companies’ competitors are more successful than us or our portfolio companies in the use of AI or development of services or products based on AI, or we or our portfolio companies do so at a slower pace than others, we or our portfolio companies may be at a competitive disadvantage. In addition, our or our portfolio companies’ investments in technology systems and AI may not deliver the benefits we or they expect, which could be costly for our or their respective businesses.

In addition, use of AI by the Advisor, the Sub-Advisor, StepStone Group, or their personnel, or by our portfolio companies or third-party vendors used in connection with our business, could expose us to a number of additional significant risks, including:

Data Leakage and Confidentiality Risk. Misuse risks include inputting confidential, material non-public, or personal information into AI applications, potentially resulting in unintended disclosure and legal or regulatory investigations.

Model Risk and Inaccuracy. AI technologies rely on large datasets and complex algorithms, may lack transparency and validation, may contain inaccuracies or bias, and reliance on AI outputs could diminish work product quality and cause reputational harm.

AI-Specific Cybersecurity Threats. Rapid advances and widespread use of AI technologies may create new and unpredictable operational, legal, and regulatory risks, and could disadvantage us competitively if competitors deploy AI more efficiently or extensively. AI technologies also introduce new cybersecurity attack vectors—including prompt injection and deepfake-based social engineering—that may be difficult to detect and defend against using traditional cybersecurity tools.

Third-Party Vendor AI Risk. We and our portfolio companies may face additional AI-related risks from third-party service providers’ or counterparties’ use of AI (including uses unknown to us), and because AI relies on large datasets that cannot practicably be fully reviewed and is sensitive to data accuracy, completeness, and bias, deficiencies or biases could lead to errors affecting investment decision-making and processes, adversely impacting us and our portfolio companies.

Intellectual Property Risk. Use of AI tools may give rise to intellectual property and copyright infringement claims if AI-generated outputs incorporate materials protected by third-party intellectual property rights. The extent to which AI-generated outputs are protectable by intellectual property rights remains legally uncertain across jurisdictions.

Regulatory Risk. Regulators are increasing scrutiny of AI and considering or enacting AI regulation, which may create additional compliance burdens, higher administrative costs, and significant penalties for noncompliance or perceived noncompliance.

We cannot predict the impact of any particular AI development or regulatory change on our or our portfolio companies’ business, financial condition, or results of operations, and there can be no assurance that we or our portfolio companies will successfully manage the risks associated with rapidly evolving AI technologies.

General Risks and Risks Related to Economic Conditions

Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of our investments or reducing our ability to raise or deploy capital, each of which could have a significant adverse effect on our business, financial condition and results of operations.

We are materially affected by conditions in the global financial markets and economic and political conditions throughout the world that are outside our control. These conditions may affect the level and volatility of securities prices and the liquidity and value of our investments, and we may not be able to or may choose not to manage our exposure to these conditions. This could in turn have a significant adverse effect on our business, financial condition and results of operations.

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine, continued conflicts and political unrest in the Middle East and South America, and tensions between China and Taiwan. Sanctions imposed by the U.S. and other countries in connection with these hostilities have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have further exacerbated market volatility and resulted in uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, economic and other policies, including with respect to treaties and tariffs. Market volatility has also been exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the United States and across various international regions. Because of interrelationships within the global financial markets, if these issues do not abate, or they worsen or spread, our and our portfolio companies' businesses may be adversely affected both within and outside of the directly affected regions. From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, the Company generally is not able to issue additional Shares at a price less than net asset value without first obtaining approval for such issuance from its shareholders and its independent directors.

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

Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, Canada, China or other countries, or reactionary measures in response thereto, including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we and our portfolio companies operate. These factors may affect the level and volatility of credit and securities prices and the liquidity and value of our investments, and we and our portfolio companies may not be able to successfully manage our exposure to these conditions.

In addition, numerous structural dynamics and persistent market trends have exacerbated volatility and market uncertainty. Concerns over significant volatility in the commodities markets, sluggish economic expansion in foreign economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries, uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures, government agency closures, prolonged government shutdowns and speculation about a possible recession all highlight the fact that economic conditions remain unpredictable and volatile. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S. Further escalation of geopolitical tensions and the related imposition of sanctions or other trade barriers may negatively impact the rate of global growth. Moreover, there is a risk of both sector-specific and broad-based volatility, corrections and/or downturns in the equity and credit markets. While weak economic environments have often provided attractive investment opportunities and strong relative investment performance, we tend to realize value from our investments in times of economic expansion, when opportunities to sell investments may be greater. Thus, we depend on the cyclicality of the market to sustain our businesses and generate attractive risk-adjusted returns over extended periods. Any of the foregoing could have a significant impact on the markets in which we and our portfolio companies operate and have a significant adverse effect on our business, financial condition and results of operations.

A number of factors have had and may continue to have an adverse impact on credit markets in particular. In 2025, the weakness and the uncertainty regarding the stability of the oil and gas markets resulted in a tightening of credit across multiple sectors. In addition, the Federal Reserve decreased the federal funds rate three times in 2025. Changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing, which could have a material adverse impact on our business prospects and financial condition. Additionally, the Republican Party currently controls both the executive and legislative branches of the U.S. federal government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities.

These and other conditions in the global financial markets and the global economy may result in adverse consequences for us and our portfolio companies, each of which could adversely affect the businesses of us or such portfolio companies, restrict our investment activities, impede our ability to effectively achieve our investment objectives and result in lower returns than we anticipated at the time certain of our investments were made. More specifically, these economic conditions could adversely affect our operating results by causing:

•
decreases in the market value of securities, debt instruments or investments held by us;
•
illiquidity in the market, which could adversely affect transaction volumes and the pace of realization of our investments or otherwise restrict our ability to realize value from our investments, thereby adversely affecting our ability to generate performance or other income; and
•
increases in costs or reduced availability of financial instruments that finance our funds.

During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which we invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us. Difficult market conditions or volatility or slowdowns affecting a particular asset class, geographic region, industry or other category of investment could have a significant adverse impact on us if we have investments that are concentrated in that area, which could result in lower investment returns. A lack of diversification may expose us to losses disproportionate to market declines in general if there are disproportionately greater adverse price movements in the particular investments. Negative financial results in our portfolio companies may reduce the value of our portfolio companies, our net asset value and our investment returns, which could have a material adverse effect on our operating results and cash flow. In addition, such conditions would increase the risk of default with respect to our investments. We may be adversely affected by reduced opportunities to exit and realize value from our investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by our inability to find suitable investments to effectively deploy capital. This could in turn materially reduce our net asset value and distributions and adversely affect our financial prospects and condition.

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

Inflation and rapidly fluctuating inflation rates may adversely affect our portfolio companies and the value of our investments.

Inflationary pressures may increase portfolio company costs (including labor, energy, and raw materials), adversely affect consumer spending, economic growth, and portfolio company operations, and if portfolio companies cannot pass through cost increases, their operating results could be adversely affected, increasing the risk of borrower defaults and potentially reducing the fair value of our investments, which could reduce net assets and cause realized or unrealized losses.

Inflation may adversely affect our portfolio companies, including if they cannot pass higher operating costs to customers, which could impair their operating results and ability to pay interest and principal on loans (particularly if interest rates rise in response to inflation) and could reduce the fair value of our investments, leading to realized or unrealized losses and reduced net assets.

Governmental efforts to curb inflation (including wage and price controls or other intervention) may negatively affect economic activity, and inflation, tariffs/trade barriers, and other global conditions may affect securities prices, liquidity, and the profitability of our investments. Elevated interest rates implemented in response to inflation may simultaneously increase borrowing costs for portfolio companies, further straining their cash flows and debt service capacity. Uncertainty regarding the trajectory of inflation and interest rates creates the potential for volatility in debt and equity markets.

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

Investments in private and middle market portfolio companies are risky, and the Company could lose all or part of its investment.

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

Generally, the value of fixed income securities will change inversely with changes in interest rates. Fluctuations in interest rates could dampen overall economic activity and adversely affect the financial condition of the Company’s portfolio companies and the end customers that drive demand for the capital we supply, which could negatively affect our business, financial condition, and results of operations. As interest rates rise, the market value of fixed income securities tends to decrease. Conversely, as interest rates fall, the market value of fixed income securities tends to increase. This risk will be greater for long-term securities than for short-term securities. The Company may attempt to minimize the exposure of the portfolios to interest rate changes through the use of interest rate swaps, interest rate futures and/or interest rate options. However, there can be no guarantee that the Company will be successful in fully mitigating the impact of interest rate changes.

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

The U.S. Federal Reserve (the “Federal Reserve”) decreased the federal funds rate three times in 2025, and although it has signaled the potential for additional cuts, the rate and timing of any future decreases remain uncertain. Despite gradual decreases in interest rates during 2025, the Federal Reserve held interest rates steady in January 2026 and noted it would continue to assess and monitor incoming information in considering additional adjustments. Inflation remained above the Federal Reserve's target level in 2025 and uncertainty regarding inflation creates potential volatility in debt and equity markets.

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

Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns.

We may also have significant exposure to borrowers sponsored by a limited number of private equity sponsors. A deterioration in the portfolio of a single large sponsor could simultaneously impair multiple of our investments, as portfolio companies managed by the same sponsor may share common vulnerabilities, including exposure to the same industry, similar leverage profiles, and reliance on the same sponsor for operational and financial support.

Portfolio companies with exposure to software and technology can have their revenues, income, and valuations fluctuate suddenly and dramatically. AI-related market enthusiasm may create valuation bubbles, and a valuation correction could cause substantial losses for software industry investments, while competitive dynamics and pricing pressures could adversely affect portfolio company performance and results. Concerns have been raised that the rapidly developing AI market may be fueling inflated valuations and an interconnected ecosystem lacking long-term fundamentals, and a market correction could adversely affect portfolio companies, including by impairing refinancing activity in affected sectors.

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

Prepayments of the Company’s debt investments by its portfolio companies could adversely impact the Company's results of operations and ability to make shareholder distributions.

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

The rights the Company may have with respect to the collateral securing the loans the Company makes to portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that the Company enters into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

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

Risks relating to equities/fixed income instrument incidental to loans.

From time to time, the Company may also hold common stock, other equity securities or warrants, including equity securities or warrants related to the purchase or ownership of a loan or fixed-income instrument or in connection with a reorganization or restructuring of a borrower or issuer. Investments in equity securities incidental or related to investments in such loans or fixed-income instruments entail certain risks in addition to those associated with investments in loans or fixed-income instruments. Because equity is merely the residual value of an issuer after all claims and other interests, it is inherently riskier than the bonds or loans of the same borrower or issuer. The value of the equity securities may be affected more rapidly, and to a greater extent, by company-specific developments and general market conditions. These risks may increase fluctuations in the Company’s NAV.

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

Risks arising from purchases of secondary debt.

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

Risks associated with acquisitions of portfolios of loans.

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

Non-performing loans.

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

Risks associated with investing in convertible securities.

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

Investments in seasoned loans.

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

Any interests we acquire in CLO vehicles will likely be thinly traded or have only a limited trading market and may be subject to restrictions on resale. Securities issued by CLO vehicles are generally not listed on any U.S. national securities exchange and no active trading market may exist for the securities of CLO vehicles in which we may invest. Although a secondary market may exist for our investments in CLO vehicles, the market for our investments in CLO vehicles may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods. As a result, these types of investments may be more difficult to value. In addition, our investments in CLO warehouse facilities are short-term investments and therefore may be subject to a greater risk relating to market conditions and economic recession or downturns.

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

In addition, if an event of default occurs and is continuing with respect to the 2024-I CLO Secured Debt or the 2025-I CLO Secured Debt, the holders of such 2024-I CLO Secured Debt or the 2025-I CLO Secured Debt, respectively, will be entitled to determine the remedies to be exercised under the 2024-I CLO Indenture or the 2025-I CLO Indenture, respectively, pursuant to which such 2024-I CLO Secured Debt or 2025-I CLO Secured Debt was issued. Remedies pursued by the holders of 2024-I CLO Secured Debt or 2025-I CLO Secured Debt could be adverse to our interests as the holder of the 2024-I CLO Subordinated Notes or the 2025-I CLO Subordinated Notes, and the holders of 2024-I CLO Secured Debt or the 2025-I CLO Secured Debt will have no obligation to consider any possible adverse effect on our interest or the interest of any other person. See “—The holders of certain 2024-I CLO Debt and/or the 2025-I CLO Debt will control many rights under the 2024-I CLO Indenture and the 2025-I CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”

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

The holders of certain 2024-I CLO Debt and/or 2025-I CLO Debt will control many rights under the 2024-I CLO Indenture and the 2025-I CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.

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

The 2024-I CLO Indenture and the 2025-I CLO Indenture require mandatory repayment of the 2024-I CLO Secured Debt and the 2025-I CLO Secured Debt, respectively, for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.

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

Over-commitment risk.

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

Clawback by Underlying Funds.

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

Regulation of Underlying Funds.

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

Litigation and dispute risks.

An Underlying Fund’s investment activities could subject it to becoming involved in litigation or other disputes with third parties. The expense of prosecuting or defending any such disputes or paying any amounts pursuant to settlements or judgments may be borne by the Underlying Fund and will reduce amounts available for distribution to the Company.

Adverse effect of economic conditions on the Underlying Funds and the portfolio companies.

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

Portfolio valuation of Underlying Funds.

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

Underlying Fund investment and trading risks in general.

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

Trading in securities and other investments that may be illiquid.

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

Short sales.

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

Our Shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. We do not intend to list our Shares on a national securities exchange. Liquidity for an investor’s Shares will generally be limited to participation in our share repurchase program, which may not be for a sufficient number of Shares to meet such investor’s request and which we have no obligation to maintain. In addition, in any repurchase offer, if the amount requested to be repurchased in any repurchase offer exceeds the repurchase offer amount, repurchases of Shares would generally be made on a pro rata basis (based on the number of Shares put to us for repurchases), not on a first-come, first-served basis. In addition, any Shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price shareholders paid for the Shares being repurchased. See “Item 1. Business – Share Repurchase Program” for a detailed description of the share repurchase program.

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

Shareholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Advisor are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Advisor continues to make such expense reimbursements or fee waivers, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from any securities offerings and the performance of our investments. Shareholders should also understand that our future repayments to the Advisor will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all. The Advisor has no obligation to waive fees or receipt of expense reimbursements, if any.

Investors will not know the purchase price per Share at the time they submit their subscription agreements and could receive fewer Shares than anticipated as a result of the 1940 Act requirement that we avoid selling Shares at a net offering price below the net asset value per Share.

We intend to sell our Shares at a net offering price that we believe reflects the NAV per Share as determined in accordance with the Company’s share pricing policy, but there is no guarantee that NAV will be equal to the net offering price of our Shares at any closing. As a result, the shareholders’ purchase price may be higher than the prior subscription closing price per Share, and therefore shareholders may receive a smaller number of Shares than if the shareholder had subscribed at the prior subscription closing price. See “Item 1. Business – Determination of Net Asset Value”. We will modify the offering price of such Shares to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that we not sell our Shares at a net offering price below our NAV per Share unless we obtain the requisite approval from our shareholders.

Although the price investors in the Private Offering pay for Shares will generally be based on the NAV per share as of the last calendar day of the applicable month, the most recent NAV per share of such Shares for the month in which an investor makes its investment decision may be significantly different. In addition, investors will not know the exact price of shares in any quarterly tender offer conducted by the Company until after the expiration of the applicable tender offer. In light of the foregoing, an investor may receive or tender shares based on an NAV different than the NAV per share available publicly at the time the relevant investor submitted their purchase order or tendered their shares, as applicable.

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

To the extent that the number of Shares requested to be repurchased in one of our repurchase offers exceeds the size of such repurchase offer, repurchase proceeds paid by us to tendering shareholders will be allocated pro rata or otherwise in accordance with the requirements of the Exchange Act and the 1940 Act—not on a first-come, first-serve basis. A significant portion of our Shares are issued to or through feeder funds (or similar intermediary vehicles) primarily created to hold our Shares. In the event that any such intermediary vehicle utilizes subscription proceeds to offset repurchase amounts in its own liquidity program prior to submitting a repurchase request in our share repurchase program, any reduction in subscription proceeds received by such vehicle, or the termination of any such vehicle’s offering, may result in an increase in the net amount of Shares requested by such vehicle to be repurchased by the Company in our share repurchase program and, thus, may ultimately result in the Company repurchasing fewer shares from other holders of our Shares in the applicable repurchase offer. Further, we will have no obligation to repurchase Shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law. These limits may prevent us from accommodating all repurchase requests made in any quarter.

We will notify our shareholders of the results of our discretionary quarterly repurchase offers: (i) in our quarterly reports or (ii) by means of a separate notice to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, we will have discretion to not repurchase Shares, to suspend the program, and to cease repurchases.

Our share repurchase program may have many limitations and should not be relied upon as a method to sell Shares promptly and at a desired price.

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

Investing in our Shares involves an above average degree of risk.

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
•
general economic trends and other external factors; and
•
loss of a major funding source.

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

We have an “opt out” distribution reinvestment plan pursuant to which shareholders will have their cash distributions automatically reinvested (net of applicable withholding tax) in additional Shares unless they elect to receive their distributions in cash. As a result, our shareholders that “opt out” of our distribution reinvestment plan will experience dilution in their ownership percentage of our Shares over time.

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

Because our Shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Shares must be disclosed in a Schedule 13D, Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having direct or indirect voting or investment power over the securities. Although we will provide in our quarterly financial statements the amount of outstanding securities and the amount of our investors’ Shares, the responsibility for determining the filing obligation and preparing the filing remains with our investors. In addition, beneficial owners of 10% or more of our Shares are subject to reporting obligations under Section 16(a) of the Exchange Act and may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

Our credit ratings may not reflect all risks of an investment in our debt securities.

Any credit ratings we receive will be an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in such credit ratings will generally affect the market value of any debt securities we issue. Such credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors on the market value of or any trading market for any debt securities we issue.

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

Governance.

Board of Directors

The Board of Directors of StepStone Group Inc. (“STEP Board”) oversees STEP’s processes for assessing and managing risk. The STEP Board’s Audit Committee is responsible for reviewing and discussing STEP’s practices with respect to risk assessment and risk management, and risks related to matters, including information technology and cybersecurity. The STEP Board and Audit Committee regularly review the measures implemented by STEP to identify and mitigate risks from cybersecurity threats. As part of such reviews, the STEP Board and Audit Committee receive reports and presentations from those responsible for overseeing STEP’s cybersecurity risk management, including the Partner, Head of Information Technology & CISO (“Head of CISO”) and STEP’s Legal team, which may address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to STEP’s peers, industry participants, service providers and other third parties. The Head of CISO also periodically presents to the STEP Board and its Audit Committee, including to describe STEP’s information security infrastructure and improvements made, and to report on any significant developments in respect to STEP. From time to time, external legal advisers provide education to the STEP Board and/or Audit Committee in respect of information security related developments and to provide training in respect of directors’ responsibilities.

At the Company level, the Company’s Board oversees and monitors enterprise risk management at the Company, including with respect to cybersecurity and information security risk. The Company’s Board and disclosure review team are expected to receive periodic reports and updates from the Head of CISO, as applicable in the context of risks from cybersecurity threats that may impact the Company. STEP has a framework under which certain cybersecurity incidents are escalated within the Company and STEP and, where appropriate, reported to the Company Board, STEP Board or Audit Committee in a timely manner.

Management

STEP has a cybersecurity working group composed of members of the Information Technology (including Information Security), Legal and Compliance departments, including the Head of CISO, the Chief Legal Officer of STEP, the Chief Compliance Officer of STEP, and a number of their respective team members. The working group meets regularly to identify and mitigate data protection and cybersecurity risks, implement information security governance mechanisms, discuss developments in information security, and discuss and action any significant cyber incidents relevant to STEP, and its affiliates, including the Company. The working group is expected to escalate matters of significance to STEP’s Incident Response Team, ERMC (defined below) and/or the STEP Disclosure Committee, as well as to the Company’s disclosure review team, as appropriate.

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

At the management level, the STEP Head of CISO, who has extensive cybersecurity knowledge and skills gained from over 20 years of work experience at STEP and elsewhere, heads the team responsible for implementing, monitoring and maintaining cybersecurity and data protection practices and reports directly to the President and Co-Chief Operating Officer of STEP. The Head of CISO receives reports on cybersecurity threats from his team and external service providers on an ongoing basis and, in conjunction with management, reviews risk management measures implemented by STEP to identify and mitigate data protection and cybersecurity risks, including those applicable to the Company and the Advisor. The Head of CISO works closely with the STEP Legal and Compliance departments to oversee compliance with legal, regulatory and contractual security requirements and in developing reports and presentations to the STEP Board and its Audit Committee, as well as to the Company’s Board. The Head of CISO is responsible for providing regular training to STEP employees, including employees of the Advisor, in respect of information security.

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

Holders

As of March 1, 2026, there were 29 holders of record of the Company’s Shares.

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

The Company is currently conducting the Private Offering on a continuous basis for up to $10 billion in Shares. As of March 27, 2026, the Company has issued an aggregate of 76,848,115 Shares in the Private Offering for total consideration of approximately $2,007.9 million. These figures do not include any Shares issued in connection with the Company’s distribution reinvestment plan (if any). The Company intends to continue selling Shares in the Private Offering on a monthly basis.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of Shares effectuated under Company tender offers during the three months ended December 31, 2025:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Total Number of Shares Repurchased (1)	Aggregate Dollar Amount of Shares Repurchased (in thousands) (2)	Maximum number of Shares that may yet be Purchased under the Repurchase Plan
November 3, 2025	December 2, 2025	$26.03	5,437	$142	—

(1)
All repurchase requests were satisfied in full.
(2)
Amounts shown net of any early repurchase deduction.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share amounts, per share data, percentages and where otherwise indicated)

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information appearing elsewhere in this Report.

Beginning in 2025, all amounts are presented in thousands, except share amounts, per share data, percentages, and where otherwise indicated. Prior period amounts have been recast to conform to the current presentation.

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

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation, mainly by investing in various credit-related strategies. The Company intends to primarily use a “multi-lender” approach to achieve its investment objectives, whereby the Advisor utilizes a variety of non-bank or corporate lenders ("Lending Sources") to source investment opportunities for the Company. There can be no assurance that the Company will achieve its investment objectives.

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

The direct loans to which we have exposure are generally made to middle-market companies, which we define as companies with an annual EBITDA of approximately $10,000 to $100,000. The loans in which we invest generally pay floating interest rates based on a variable base rate. The secured debt (including first lien senior secured, unitranche and second lien debt) in which we invest generally have stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market generally have shorter remaining terms to maturity than newly issued investments. Most of our debt investments are and will be unrated. Our debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB” by Standard & Poor’s Ratings Services). Our unrated debt investments generally have credit quality consistent with below investment grade securities.

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

As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, likely may limit the Company’s ability to make investments or enter into other transactions alongside other clients. On March 9, 2026, we, the Advisor and certain affiliated entities received the Co-Investment Exemptive Order, which allows certain managed funds and investment vehicles, each of whose investment adviser is the Advisor or an investment adviser controlling, controlled by or under common control with the Advisor, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. The Co-Investment Exemptive Order requires, among other things, that allocations be “fair and equitable” to us and that the Advisor (or the applicable investment adviser) considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Exemptive Order in allocations. Under the Co-Investment Exemptive Order, among other requirements, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity.

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

Revenue

The Company generates revenue primarily in the form of interest income, including PIK interest and OID, on debt investments it holds. In addition, the Company generates income from dividends or distributions of income on any direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. The secured debt (including first lien senior secured, unitranche and second lien debt) in which the Company invests generally has stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that the Company may make will generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. The Company’s debt investments typically bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is paid quarterly. In some instances, the Company receives payments on its debt investments based on scheduled amortization of the outstanding balances. In addition, the Company may receive repayments of some of its debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. The Company’s portfolio activity also reflects the proceeds of sales of securities. The Company may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees. Distributions received from private credit funds occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received in cash or in-kind, including return of capital, realized gains, interest income and dividend income, is based on information received from the investment manager of the private credit funds. Dividend income and interest income are recorded on a trade date or settlement date determined on a trade-by-trade basis and on an accrual basis.

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

Portfolio Composition

The total fair value of our investment portfolio was $3,008,628 and $1,570,542 as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, the Company had 1,244 investments in 406 portfolio companies across 79 industries and one money market fund with an aggregate cost of $145,625. As of December 31, 2024, the Company had 667 investments in 299 portfolio companies across 71 industries and one money market fund with an aggregate cost of $23,292.

As of December 31, 2025, the Company's investment portfolio consisted of the following investments:

	December 31, 2025
		% of Total		% of Total
	Cost	Investments	Fair Value	Investments
First Lien Senior Secured	$2,908,938	96.70%	2,903,414	96.50%
Second Lien Senior Secured	5,440	0.18%	5,460	0.18%
Subordinated Notes*	48,779	1.62%	49,318	1.64%
Preferred Equity	1,989	0.07%	499	0.02%
Limited Partnership Interests	43,092	1.43%	49,937	1.66%
Total investments	$3,008,238	100.00%	$3,008,628	100.00%

As of December 31, 2024, the Company's investment portfolio consisted of the following investments:

	December 31, 2024
		% of Total		% of Total
	Cost	Investments	Fair Value	Investments
First Lien Senior Secured	$1,532,317	97.74%	1,532,466	97.58%
Second Lien Senior Secured	4,423	0.28%	4,467	0.28%
CLO*	4,994	0.32%	4,994	0.32%
Private Credit Funds	26,022	1.66%	28,615	1.82%
Total investments	$1,567,756	100.00%	$1,570,542	100.00%

* CLOs are included as Subordinated Notes for the fiscal year ended 2025.

Investment Activity

During the year ended December 31, 2025, we made new and additional portfolio company investments totaling $1,818.5 million at amortized cost and $386.4 million in loans were repaid or sold at amortized cost. Also, investments in one portfolio company were restructured from first lien senior secured notes to preferred equity, totaling approximately $1.9 million at cost.

Total portfolio investment activity for the year ended December 31, 2025 was as follows:

	First Lien Senior Secured	Second Lien Senior Secured	Subordinated Notes	Preferred Equity	Limited Partnership Interests	Total
Balance at fair value as of December 31, 2024	$1,532,466	$4,467	$4,994	$—	$28,615	$1,570,542
Net Purchases(1)	1,738,566	1,037	58,631	1,989	18,250	1,818,473
Net Sales, Exits and Repayments(2)(3)	(370,311)	(23)	(14,850)	—	(1,233)	(386,417)
PIK	3,066	—	—	—	—	3,066
Accreted Discounts / Amortized Premiums	5,350	5	5	—	—	5,360
Net Change in Unrealized Appreciation / (Depreciation)	(5,723)	(26)	538	(1,490)	4,305	(2,396)
Balance at fair value as of December 31, 2025	$2,903,414	$5,460	$49,318	$499	$49,937	$3,008,628

(1) Purchases may include investments received in corporate action and restructurings.

(2) Sales may include investments sold or repaid in corporate action and restructurings.

(3) Sales may include dividends received and treated as return of capital adjustments for Subordinated Notes and Limited Partnership Interests

During the year ended December 31, 2024, we made new and additional portfolio company investments totaling $1,206.8 million at amortized cost and $210.4 million in loans were repaid or sold at amortized cost.

Total portfolio investment activity for the year ended December 31, 2024 was as follows:

	First Lien Senior Secured	Second Lien Senior Secured	CLO Warehouse	Subordinated Notes	Private Credit Funds	Total
Balance at fair value as of December 31, 2023	$531,616	$4,494	$29,250	$—	$—	$565,360
Net Purchases	1,148,365	(21)	21,548	4,994	31,939	1,206,825
In-Kind Contributions	—	—	—	—	—	—
Net Sales, Exits and Repayments	(153,681)	(46)	(50,798)	—	(5,916)	(210,441)
PIK	1,063	—	—	—	—	1,063
Accreted Discounts / Amortized Premiums	4,207	20	—	—	—	4,227
Net Realized Gain/(Loss)	—	—	—	—	—	—
Net Change in Unrealized Appreciation / (Depreciation)	896	20	—	—	2,592	3,508
Balance at fair value as of December 31, 2024	$1,532,466	$4,467	$—	$4,994	$28,615	$1,570,542

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

As of December 31, 2025, the Company had certain investments in two portfolio companies that were on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2025 was $8,417. No investments were on non-accrual status as of December 31, 2024.

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

Consolidated Results of Operations

Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2025 and 2024. A discussion of the comparison of the results of operations for the fiscal year ended December 31, 2024 and the period from April 3, 2023 (commencement of operations) to December 31, 2023 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference.

			For the Period from
			April 3, 2023
			(commencement
	Year Ended	Year Ended	of operations) to
	December 31, 2025	December 31, 2024	December 31, 2023
Total investment income	$237,463	$118,778	$29,709
Less: Net expenses	(104,406)	(56,012)	(14,211)
Net investment income	133,057	62,766	15,498
Net realized gain (loss)	(0)	—	313
Net change in unrealized appreciation (depreciation)	(2,396)	3,508	(722)
Net increase (decrease) in net assets resulting from operations	$130,661	$66,274	$15,089

Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful. The net change in unrealized appreciation (depreciation) for years ended December 31, 2025 and December 31, 2024, were largely driven by changes in spreads in the primary and secondary markets.

For the year ended December 31, 2025, interest income from portfolio companies was $233,021, as compared to $117,508 for the year ended December 31, 2024. For the year ended December 31, 2025, PIK income was $2,553, as compared to $1,270 for the year ended December 31, 2024.

			For the Period from
			April 3, 2023
			(commencement
	Year Ended	Year Ended	of operations) to
	December 31, 2025	December 31, 2024	December 31, 2023
Investment income:
Interest income	$233,021	$117,508	$29,709
Payment-in-kind	2,553	1,270	—
Dividend income	1,889	—	—
Total Investment Income	$237,463	$118,778	$29,709

In the table above, the change in total investment income for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily driven by an increase in the average investments between the periods, partially offset by a lower weighted average yield on the portfolio compared to the year ended December 31, 2024. For the year ended December 31, 2025, weighted average yield of investments at fair value is 9.4%, compared to 10.3% for the year ended December 31, 2024. The amount of our investment portfolio at fair value was $3,008,628 as of December 31, 2025, as compared to $1,570,542 as of December 31, 2024.

We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.

Expenses

Expenses were as follows for the period indicated:

			For the Period from
			April 3, 2023
			(commencement
	Year Ended	Year Ended	of operations) to
Expenses	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense	$68,615	$36,072	$10,657
Management fee	13,533	6,091	1,425
Income incentive fee	10,780	5,107	1,190
Capital gains-based incentive fee	(185)	144	—
Professional fees	3,464	1,432	682
Administration fee	2,939	1,825	432
Legal fees	576	1,186	1,160
Custody fees	387	104	28
Directors' fees	225	150	150
Organizational costs	-	2	1,296
Other expenses	3,294	2,281	812
Total expenses	$103,628	$54,394	$17,832
Less expense (recoupment) support payments (to) by the Advisor	(778)	(1,618)	2,372
Waiver for management and incentive fees	—	—	1,249
Net expenses	$104,406	$56,012	$14,211

Interest Expense

Interest expense, including amortization of debt issuance costs and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items, increased to $68,615 for the year ended December 31, 2025 from $36,072 for the year ended December 31, 2024. This was primarily driven by an increase in our average principal of debt outstanding, partially offset by a decrease in our weighted average interest rate on our borrowings relative to the prior year. Our debt outstanding (net of unamortized debt issuance costs) increased to $1,267,485 as of December 31, 2025 from $654,704 as of December 31, 2024. The average principal of debt outstanding increased to $954,960 for the year ended December 31, 2025 from $415,177 in the prior year. See Note 4

“Borrowings” to our consolidated financial statements included in this Report for more information regarding the weighted average interest rate on total borrowings during each period.

Management Fee

The management fee was $13,533 and $6,091 for the years ended December 31, 2025 and 2024, respectively. The increase was primarily due to an increase in average net assets for the year ended December 31, 2025 compared to the year ended December 31, 2024. For more information on base management fee, including terms thereof, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.

Income Incentive Fee

The income incentive fee was $10,780 and $5,107 for the years ended December 31, 2025 and 2024, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income between periods. For more information on incentive fee, including terms thereof, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.

Professional Fees, Administration Fee and Other Expenses

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the administration of the Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services related to our offering materials. Professional fees were $3,464 and $1,432 for the years ended December 31, 2025 and 2024, respectively. The increase was primarily due to an increase in total assets.

Administration fee represents fees paid to the Advisor for certain administrative, accounting and other services performed for the Company under the administration agreement. In consideration of these administrative services, the Company pays the Advisor the Administration Fee in an amount up to 0.20% on an annualized basis of the Company’s net assets (prior to March 25, 2025, the Administration Fee was equal to 0.30% of the Company’s net assets on an annualized basis). Administration fees were $2,939 and $1,825 for the years ended December 31, 2025 and 2024, respectively. The increase was primarily due to an increase in net assets.

Other expenses include insurance, filing, research, subscriptions and other costs. Organizational costs include expenses incurred in our initial formation.

Expense Support Reimbursements

For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Advisor incurred Other Operating Expenses of $1,076, and organizational costs of $1,296, on behalf of the Company, all subject to recoupment pursuant to the terms of the Amended Expense Limitation Agreement. For the years ended December 31, 2025 and December 31, 2024, we made recoupment payments to the Advisor of $778 and $1,618 (net of $24 of expenses the Advisor incurred on behalf of the Company), respectively. See Note 3 “Related Party Transactions” and Note 8 “Commitments & Contingencies” to our consolidated financial statements included in this Report for further information, including the balance of amounts subject to recoupment payments to be made by us to the Advisor as of December 31, 2025 and December 31, 2024.

Financial Condition, Liquidity and Capital Resources

The Company generates cash from the net proceeds from the Private Offering, cash flows from interest and fees earned from its investments and principal repayments and proceeds from sales of its investments, and proceeds from net borrowings on its credit facilities and CLO and unsecured debt issuances.

Our primary use of cash and cash equivalents is to (i) make investments in portfolio companies, (ii) funding the costs of our operations (including fees and reimbursements paid to our Adviser and Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our discretionary share repurchase program and (v) cash distributions to the holders of our Shares.

Due to the diverse capital resources available to us at this time, including our net borrowings from our credit facilities and both CLO and unsecured debt issuances, our anticipated cash flows from the net proceeds from the Private Offering, our anticipated cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments, we believe we have adequate liquidity to support our near-term capital requirements, including to fund our unfunded commitment obligations.

Share Issuances

We are conducting the Private Offering of our Shares in reliance on the exemption provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and/or Regulation S under the Securities Act. In connection with the Private Offering, we have entered into, and expect to continue to enter into, subscription agreements with investors. Investors whose subscriptions for Shares are accepted by the Company will be admitted as shareholders following payment of their capital contribution to the Company, pursuant to the terms of the Limited Liability Company Agreement.

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

See “Item 1. Business – Private Offering of Shares” in this Report and Note 9 “Net Assets” to our consolidated financial statements included in this Report for further information regarding the Private Offering and the details of our issuance of Shares during the fiscal years ended December 31, 2025 and 2024.

Distributions and Distribution Reinvestment Plan

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

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested (net of applicable withholding tax) in additional Shares as described below, rather than receiving the cash dividend or other distribution. Shares will be issued pursuant to the distribution reinvestment plan at their NAV per Share for such Shares at the time the distribution is payable.

Generally, for U.S. federal income tax purposes, shareholders receiving Shares under the distribution reinvestment plan will be treated as having received a distribution equal to the amount payable to them in cash as a distribution had the shareholder not participated in the distribution reinvestment plan.

See “Item 5. Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities” in this Report and Note 9 “Net Assets” to our consolidated financial statements included in this Report for further information regarding the our distribution strategy and the details of our distributions declared during the fiscal years ended December 31, 2025 and 2024.

Discretionary Share Repurchase Program

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

Under the share repurchase program, to the extent we offer to repurchase Shares in any particular quarter, we expect to repurchase Shares using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”). Shareholders should keep in mind that if they tender Shares in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Shares, the Company may repurchase such Shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Shares repurchased (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. This Early Repurchase Deduction will also generally apply to minimum account repurchases, discussed below. Shares may be sold to certain feeder vehicles primarily created to hold the Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. We may also, from time to time, waive the Early Repurchase Deduction in certain other circumstances, as disclosed in “Item 1. Business – Share Repurchase Program” in this Report.

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

See “Item 1. Business – Share Repurchase Program” in this Report and Note 9 “Net Assets” to our consolidated financial statements included in this Report for further information regarding the our discretionary share repurchase program and the details of our share repurchase activity during the fiscal years ended December 31, 2025 and 2024.

Cash Flows

As of December 31, 2025 we had $169,794 in cash and cash equivalents and restricted cash and restricted cash equivalents. During the year ended December 31, 2025, we used $1,310,119 in cash for operating activities, primarily as a result of funding of portfolio investments of $1,818,473, partially offset by sales, exits and repayments of portfolio investments of $386,417, and other operating activities of $121,937. Cash provided by financing activities was $1,448,669 during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $908,229 and borrowings of $1,626,900 under our financing arrangements, partially offset by distributions paid and repurchase of shares of $69,932 and repayments of borrowings, including debt issuance costs paid of $1,016,528.

As of December 31, 2024 ,we had $31,244 in cash and cash equivalents and restricted cash and restricted cash equivalents. During the year ended December 31, 2024, we used $924,992 in cash for operating activities, primarily as a result of funding of portfolio investments of $1,192,589, partially offset by sales, exits and repayments of portfolio investments of $204,006, and other operating activities of $63,591. Cash provided by financing activities was $937,312 during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $556,941 and borrowings of $987,435 under our financing arrangements, partially offset by distributions paid and repurchase of shares of $23,935 and repayments of borrowings, including debt issuance costs paid of $583,129.

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

Under the provisions of the 1940 Act, following approval from our initial shareholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, which approval became effective on January 21, 2023, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any shares of preferred stock that we may issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. As of December 31, 2025 and December 31, 2024, our asset coverage ratio, as defined under the 1940 Act, was 245.0% and 238.4%, respectively.

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

As of December 31, 2025 and December 31, 2024, the Company had outstanding borrowings (net of unamortized debt issuance costs) of $1,267,485 and $654,704, respectively. For additional information on our debt obligations see Note 4 “Borrowings” to our consolidated financial statements included in this Report.

We also use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities, and have designated certain interest rate swaps to be in a hedge accounting relationship. For additional disclosure regarding our derivative instruments designated in a hedge accounting relationship see our consolidated Schedule of Investments as of December 31, 2025 included in this Report and Note 4 “Borrowings” to our consolidated financial statements included in this Report.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2025 and 2024.

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

As of December 31, 2025 and December 31, 2024, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 161.6% and 171.4%, respectively, of our total net assets.

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

In addition, we are party to the Amended Expense Limitation Agreement with the Advisor, which expires on April 3, 2026; we and the Advisor do not intend to further extend the Limitation Period under the Amended Expense Limitation Agreement. See “Note 3. Related Party Transactions” in “Item 8. Consolidated Financial Statements”in this Report for more information. As of December 31, 2025 and December 31, 2024, the Company had $0 and $778, respectively, in expenses subject to recoupment by the Advisor. Recoupment must occur within three years from the end of the month in which such fees and expenses were waived, reimbursed or paid by the Advisor.

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

As of December 31, 2025, we have contractual unfunded commitments to provide additional funding of $26,772 in connection with our investments in Underlying Funds.

As of December 31, 2025 and December 31, 2024, we had the following outstanding commitments to investments in loans, which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and December 31, 2024, we believe we have adequate financial resources to satisfy such commitments.

Investments	December 31, 2025	December 31, 2024
3 Step Sports LLC Delayed Draw Term Loan	$527	$457
AAH Topco, LLC Class C Delayed Draw Term Loan	4,142	—
Accelevation LLC Delayed Draw Term Loan	1,323	—
Accelevation LLC Revolving Credit Loan	2,064	—
Accent Building Materials Holdings LLC Term B Delayed Term Loan	122	165
Accordion Partners LLC Delayed Draw Term Loan	—	1,826
Accordion Partners LLC Revolving Loan	1,217	1,217
ACP Avenu Buyer, LLC Delayed Term Loan	458	396
ACP Avenu Buyer, LLC Revolving Credit	428	208
ACP Falcon Buyer, Inc. Revolving Loan	333	333
ACP Oak Buyer, Inc. 2025 Refinancing Revolving Loan	2,041	—
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	454	—
Advanced Medical Management, LLC Revolving Credit Loan	803	711
Advanced Web Technologies Holding Company Revolving Credit Loan	342	293
AFC-Dell Holding Corp. Revolving Loan B	128	—
AI Fire Buyer, Inc. Delayed Draw Term Loan	—	121
Alera Group, Inc. Delayed Draw Term Loan	—	36
Alkeme Intermediary Holdings, LLC Eleventh Amendment Delayed Draw Term Loan	1,862	—
Alkeme Intermediary Holdings, LLC Revolving Credit	266	—
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	5,548	13,131
Allworth Financial Group, L.P. Revolving Loan	618	618
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	—	1,936
Ambient Enterprises Holdco LLC Delayed Draw Term B Loan	971	—
Ambient Enterprises Holdco LLC Delayed Draw Term C Loan (First Lien)	1,355	—
Ambient Enterprises Holdco LLC Revolving Loan	952	952
AmerCareRoyal, LLC Delayed Draw Term Loan A	1,867	1,867
AmerCareRoyal, LLC U.S. Revolving Credit	768	196
American Family Care, LLC Revolver	1,084	—
American Family Care, LLC Second Amendment Delayed Draw Term Loan	3,613	—
AmeriLife Holdings LLC 2024 Revolving Loan	1,358	—
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	3,289	—
Any Hour LLC Delayed Term Loan	1,876	1,876
Any Hour LLC Revolving Credit	166	540
Apex Dental Partners, LLC Delayed Draw Term Loan	1,654	2,583
Apex Dental Partners, LLC Revolving Credit	813	903
Apex Service Partners, LLC Incremental Delayed Term Loan	—	2,599
Apex Service Partners, LLC Revolving Credit Loan	121	52
Apex Service Partners, LLC Revolving Credit Loan	223	97
Apex Service Partners, LLC Second Amendment Incremental Delayed DrawTerm Loan	768	—
Apex Service Partners, LLC Third Amendment Incremental Delayed Draw Term Loan	4,329	—
Aprio Advisory Group, LLC 2025-2 Incremental Delayed Draw Term Loan	11,311	—
Aprio Advisory Group, LLC Delayed Draw Term Loan 1	10,753	—
Aprio Advisory Group, LLC Revolving Loan	935	—
Aptean Acquiror Inc. Delayed Draw Term Loan	—	238
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	2,461	—
Aptean Acquiror Inc. Revolving Credit	516	437
Aptive Environmental, LLC Delayed Draw Term Loan	731	—
Aptive Environmental, LLC Initial Revolving Loan	1,463	—
Archer Lewis, LLC Initial Revolving Facility	—	58
Archer Lewis, LLC Delayed Draw Term Loan B	20	—
Arcline Liberty Buyer LLC Delayed Draw Term Loan	2,254	—
Arcline Liberty Buyer LLC Revolving Loan	1,503	—
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	141	—
Arctic Holdco, LLC Initial Refinancing Revolving Loan	203	—
Arcticom Group Delayed Draw Term Loan D	—	14

Investments	December 31, 2025	December 31, 2024
Arden Insurance Services LLC Revolving Credit	1,190	—
Arden Purchaser, LLC Revolver	—	1,307
Argano, LLC 2nd Amendment Delayed Draw Term Loan	2,000	—
Argano, LLC Delayed Draw Term Loan	—	2,174
Argano, LLC Revolving Credit Loan	411	362
Artivion, Inc. Delayed Draw Term Loan	—	558
Artivion, Inc. Second Amendment Delayed Draw Term Loan	836	—
ASP Global Holdings, LLC Delayed Draw Term Loan	616	616
ASP Global Holdings, LLC Revolving Loan	108	431
Associations, Inc. Revolving Loan	434	217
Associations, Inc. Special Purpose Delayed Draw Term Loan	308	451
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	169	1,262
Atlantic Pipe Services, LLC Delayed Draw Term Loan	2,645	—
Aviation Technical Services, Inc. Revolving Loan	500	500
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	746	1,142
Axis Portable Air LLC Eighth Amendment Delayed Draw Term Loan	5,302	—
Axis Portable Air, LLC Revolving Credit Loan	2,931	1,164
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	—	2,085
Badge 21 Midco Holdings LLC Amendment No. 1 Delayed Draw Term Loan	2,021	—
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	—	44
Badge 21 Midco Holdings LLC Revolving Loan	1,182	—
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed Term Loan	—	84
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	14	84
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	290	613
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,027	1,027
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,258	1,258
Beacon Oral Specialists Management LLC Eighth Amendment Delayed Draw Term Loan	2,426	—
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	353	5,247
Berlin Rosen Acquisition, LLC Revolving Loan	235	300
Berlin Rosen Acquisition, LLC Revolving Loan	135	300
Best Roofing Services LLC Revolving Loan	179	896
Big Top Holdings, LLC Revolving Credit Loan	75	75
BNI Global, LLC Revolving Credit Loan	267	267
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	—	7,225
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-A	42	—
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-B	4,000	—
Bristol Hospice, L.L.C. Revolving Credit Loan	1,394	—
C3 AcquisitionCo, LLC Delayed Draw Term Loan	1,053	2,421
C3 AcquisitionCo, LLC Revolving Loan	363	908
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	607	—
Capitol Imaging Acquisition Corp. Revolving Loan	607	—
CARDS Acquisition, Inc. Delayed Draw Term Loan	—	4,076
CARDS Acquisition, Inc. Revolving Loan	—	488
Carnegie Dartlet, LLC Delayed Draw Term Loan	138	180
Carnegie Dartlet, LLC Revolving Loan	60	56
Case Works, LLC Revolving Loan	30	—
Centex Acquisition, LLC Revolving Loan	1,191	812
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	—	3,726
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	2,107	—
Cerity Partners Equity Holding LLC 2025-B Incremental Delayed Draw Term Loan	4,570	—
Cerity Partners Equity Holding LLC Initial Revolving Loan	1,254	1,063
Chef Merito, LLC Delayed Draw Term Loan C	—	341
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	—	319
Cherry Bekaert Advisory LLC Sixth Amendment Delayed Term Loan	309	—
Choice Financial Group Acquisition, Inc. Delayed Draw Term C Loan	10,857	—

Investments	December 31, 2025	December 31, 2024
Chronicle Parent, LLC Delayed Draw Term Loan	3,284	—
Chronicle Parent, LLC Revolving Credit Loan	1,193	—
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	240	404
Computer Services, Inc. Delayed Draw Term Loan	—	753
Computer Services, Inc. 2025-1 Delayed Draw Term Loan	185	—
Computer Services, Inc. 2025-2 Delayed Draw Term Loan	43	—
Costanzo's Bakery, LLC Delayed Term Loan	—	302
Cooper’s Hawk Intermediate Holding, LLC Delayed Draw Term Loan	1,697	—
Cooper’s Hawk Intermediate Holding, LLC Revolving Loan	926	—
Cornerstone Advisors of Arizona, LLC Initial Revolving Loan	823	—
Creek Parent, Inc. Revolving Credit	2,024	2,024
Crete PA Holdco, LLC Delayed Draw Term Loan	—	6,512
Crete PA Holdco, LLC Revolving Loan	1,395	977
Crete PA Holdco, LLC Second Delayed Draw Term Loan	2,791	—
Crete PA Holdco, LLC Third Delayed Draw Term Loan	2,791	—
CRH Healthcare Purchaser, Inc. Delayed Draw Term Loan	3,103	—
CRH Healthcare Purchaser, Inc. Revolving Loan	1,241	—
CSG Buyer, Inc. Delayed Draw Term Loan	1,105	1,105
CSG Buyer, Inc. Revolving Loan	368	368
CT Technologies Intermediate Holdings, Inc. 2025-B Special Purpose Delayed Draw Term Loan	376	—
CUB Financing Intermediate, LLC Delayed Draw Term Loan	19,627	—
Curio Brands, LLC Multi Draw Term Loan	2,105	—
Curio Brands, LLC Revolving Loan	1,052	—
CVAUSA Management, LLC Delayed Draw Term Loan	7,488	—
CVAUSA Management, LLC Primary Delayed Draw Term Loan	—	712
CVAUSA Management, LLC Revolving Loan	350	298
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	—	—
Danforth Global, Inc. Revolving Credit Loan	521	—
DCCM, LLC Delayed Draw Term Loan	4,667	—
DCCM, LLC Revolving Credit Loan	1,867	—
Demakes Borrower, LLC Delayed Draw Term Loan	—	98
Denali Intermediate Holdings, Inc. Revolving Credit Loan	1,578	—
Denali Topco LLC Effective Date Delayed Draw Term Loan	3,689	—
Denali Topco LLC Revolving Loan	1,770	—
Dentive, LLC Revolving Loan	353	354
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	—	2,045
Designs for Health, Inc. Initial Revolving Facility Loan (First Lien)	3,891	—
Digicert, Inc. Revolver	1,212	—
Discovery SL Management, LLC Delayed Draw Term Loan B	292	1,215
Discovery SL Management, LLC Delayed Draw Term Loan C	713	—
Discovery SL Management, LLC Revolving Credit Loan	332	243
DOXA Insurance Holdings LLC Delayed Draw Term Loan	—	16
Duke's Root Control, Inc. Revolving Loan	509	—
Durare Bidco, LLC Delayed Draw Term Loan	3,409	—
Durare Bidco, LLC Revolving Credit Loan	1,636	—
Dwyer Instruments, LLC Delayed Draw Term Loan	—	1,414
Dwyer Instruments, LLC Revolving Loan	1,089	1,697
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	—	118
EdgeCo Buyer, Inc. Delayed Draw Term E Loan	1,024	—
EdgeCo Buyer, Inc. Revolving Loan	654	—
Einstein Parent, Inc. Revolving Loan	1,002	—
Elder Care Opco LLC Delayed Draw Term Loan	2,364	—
Elder Care Opco LLC Revolving Loan	709	—
Empower Payments Investor, LLC Third Amendment Delayed Draw Term Loan	2,395	—

Investments	December 31, 2025	December 31, 2024
Engineering Resource Group Buyer, LLC Delayed Draw Term Loan	1,572	—
Engineering Resource Group Buyer, LLC Revolving Loan	786	—
Enverus Holdings, Inc. Revolving Loan	—	393
Enverus Holdings, Inc.Delayed Draw Term Loan	—	266
Epika Fleet Services, Inc. Delayed Draw Term B Loan	1,071	—
Equinox Buyer, LLC Revolving Credit Loan	733	—
Eskola LLC Delayed Draw Term B Loan	4,081	4,081
ETE Intermediate II LLC Revolving Loan	236	31
Ethos Risk Services, LLC Delayed Draw Term C Loan	—	2,667
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	80	80
EVDR Purchaser, Inc. Delayed Draw Term Loan	1,373	1,373
EVDR Purchaser, Inc. Revolving Credit Loan	659	686
Everbridge Holdings, LLC Delayed Draw Term Loan	844	844
Everbridge Holdings, LLC Revolving Loan	556	556
Excel Fitness Consolidator LLC Revolving Credit Loan	199	—
Excel Fitness Holdings, Inc. Delayed Term Loan	1,888	1,888
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	—	381
First Legal Buyer, Inc. Delayed Draw Term Loan	1,361	1,861
First Legal Buyer, Inc. Revolving Loan	861	931
FMG Suite Holdings, LLC Revolving Credit	—	437
Force Electrical Buyerco, LLC Delayed Draw Term Loan	5,182	—
Force Electrical Buyerco, LLC Revolving Credit Loan	838	—
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	—	1,752
Fullsteam Operations LLC Delayed Draw Term Loan	1,138	—
Fullsteam Operations LLC Revolving Loan	379	—
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,947	3,947
G-A-I Consultants, Inc. Revolving Loan	493	513
Gator Plastic Intermediate Holdings, LLC Revolving Loan	737	—
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	—	4,399
GC Waves Holdings, Inc. 2025 Delayed Draw Term Loan	896	—
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	1,524	1,905
Gen4 Dental Partners OPCO, LLC Revolving Loan	381	381
GMF Parent, Inc.Delayed Draw Term Loan A 12/25	1,445	—
GMF Parent, Inc.Delayed Draw Term Loan B 12/25	1,300	—
GMF Parent, Inc.Revolver 12/25	795	—
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	—	270
Greenwood Operating Group, LLC Revolving Loan	4,214	—
GS Acquisitionco, Inc. Eighth Suplemental Delayed Draw Term Loan	645	—
GS Acquisitionco, Inc. Revolving Loan	754	1,197
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	989	1,229
Guava Buyer LLC Initial Delayed Draw Term Loan	963	—
Guava Buyer LLC RC Facility Loan	1,124	—
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78	78
Gulf Winds International Acquisition, LLC Term Loan	8	—
Halo Buyer, Inc. Revolving Loan	1,143	—
Harris & Co. LLC Delayed Draw Term B Loan	1	—
Harris & Co. LLC Delayed Draw Term C Loan	13,711	—
Harris & Co. LLC Revolving Loan	930	—
Heads Up Technologies, Inc. Revolving Loan	1,182	—
HEC Purchaser Corp. Revolving Loan	781	781
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	83	711
Helios Service Partners, LLC Delayed Draw Term Loan 2022	—	6,000
Helios Service Partners, LLC Delayed Draw Term Loan Third Amendment	—	4,000
Helios Service Partners, LLC Third Amendement Incremental Delayed Draw Term Loan	—	6,000
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	4,423	4,821

Investments	December 31, 2025	December 31, 2024
Heritage Foodservice Investment, LLC Revolving Credit Loan	502	603
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	416	—
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	358	—
HHS Buyer, Inc. Revolving Loan	2,595	—
High Street Buyer, Inc. 2025 Delayed Draw Term Loan	4,607	—
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	—	6,000
Hills Distribution, Inc. Amendment No.2 Delayed Draw Term Loan	567	—
Hills Distribution, Inc. Delayed Draw Term Loan	—	130
Hills Distribution, Inc. Delayed Draw Term Loan	—	16
Houseworks Holdings, LLC Delayed Draw Term Loan	—	2,036
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	2,554	2,554
HP RSS Buyer, Inc. Second Amendment Delayed Draw Term Loan	118	—
Ideal Components Acquisition, LLC Delayed Draw Term Loan	1,776	—
Ideal Components Acquisition, LLC Revolving Credit Loan	1,283	—
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	784	4,418
Improving Holdco, Inc. Revolving Loan (Improving Enterprises)	329	—
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	—	124
Inszone Mid, LLC Amendment No. 2 Delayed Draw Term Loan	820	—
Inventus Power, Inc. Revolving Loan	356	356
Iodine Software, LLC Revolving Loan	—	291
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	—	278
ITS Buyer Inc. Revolving Loan	949	—
Ivy Technology Parent Intermediate III Holdings, LLC Revolving Loan	667	—
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	—	69
JHCC Holdings LLC 2024-B Incremental Delayed Draw Term Loan	250	—
JHCC Holdings LLC Delayed Draw Term Loan	—	533
JS Global, LLC Initial Revolving Loan	1,000	—
KabaFusion Parent LLC Revolving Credit Loan	1,425	1,425
Kelso Industries LLC Delayed Draw Term Loan	—	2,921
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	—	383
Kite Midco II LTD Term Loan B2	1,323	1,323
Kite Midco II LTD Term Loan B2	1,323	1,323
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	—	386
KL Charlie Acquisition Company Seventh Amendment Delayed Draw Term Loan	141	—
Lakewood Acquisition Corporation Revolving Loan	2,777	—
LeadVenture, Inc. Delayed Draw Term Loan	1,598	—
LeadVenture, Inc. Revolving Loan	954	591
LeadVenture, Inc. Supplemental No. 4 Delayed Draw Term Loan	—	4,469
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562	562
Lido Advisors, LLC Delayed Draw Term Loan Seventh Amendment	—	1,279
Lido Advisors, LLC Eighth Amendment Incremental Delayed Draw Term Loan	469	—
Lido Advisors, LLC Revolving Loan	101	—
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	3,579	3,635
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	459	—
Lighthouse Technologies Holding Corp. Revolving Loan	1,293	816
Lindstrom, LLC Initial Revolving Credit Loan	1,538	—
LJ Avalon Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	6,629	—
LJ Avalon Holdings, LLC Revolving Credit	1,607	—
Loving Tan Intermediate II Inc. Revolving Loan	46	207
Loving Tan Intermediate II Inc. Revolving Loan	218	—
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	260	260
ManTech International Corporation Delayed Draw Term Loan	—	615
MB2 Dental Solutions, LLC Revolving Commitment	245	299
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	717	1,189
MechanAir LLC Delayed Draw Term Loan	5,053	—

Investments	December 31, 2025	December 31, 2024
MechanAir LLC Revolving Loan	639	—
Med Learning Group, LLC Delayed Draw Term Loan	1,259	—
Medical Device Inc. Revolving Loan	399	552
Medical Device Inc. Third Amendment Incremental Revolving Loan	1,256	—
Medina Health, LLC Revolving Loan	393	393
Medrina, LLC Initial Delayed Draw Term Loan Facility	—	745
Medrina, LLC Revolving Facility	532	532
Medrina, LLC Second Amendment Incremental Delayed Draw Term Loan	4,547	—
MGT Impact Holdings, LLC 2025-1 Delayed Draw Term Loan	3,498	—
MGT Impact Holdings, LLC Revolving Credit Loan	86	—
Minds Buyer, LLC Revolving Credit	625	625
MKD Electric, LLC Revolving Loan	221	936
MoboTrex, LLC Amendment No. 4 Delayed Draw Term Loan	3,469	—
MoboTrex, LLC Revolving Loan	1,030	—
Modigent, LLC Delayed Term Loan	—	275
Moonlight Parent, Inc. Delayed Draw Term Loan	2,636	—
Moonlight Parent, Inc. Revolving Loan	1,582	—
Mountain Parent, Inc. Delayed Draw Term Loan	1,166	1,166
Mountain Parent, Inc. Revolving Credit Facility	622	622
mPulse Mobile, Inc. Initial Delayed Draw Term Loan	1,385	—
mPulse Mobile, Inc. Initial Revolving Loan	2,077	—
NMI Acquisitionco, Inc. Revolving Loan	332	332
NORA Acquisition, LLC Revolving Credit	214	389
NS and Associates LLC Revolving Loan (2025)	445	—
Oakbridge Insurance Agency LLC Delayed Draw Term C Loan	109	—
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	—	136
Optimizely North America Inc. (USD) Revolving Credit	1,232	1,232
OSR Opco LLC Delayed Draw Term Loan	—	1,067
OSR Opco LLC Revolving Loan	2,125	853
Owl Cyber Defense Solutions, LLC Revolving Loan	605	945
Pacific Purchaser, LLC Delayed Draw Term Loan	—	352
Pacific Purchaser, LLC Revolving Loan	176	176
Packaging Coordinators Midco, Inc. 2025 General Delayed Draw Term Loan	2,193	—
Packaging Coordinators Midco, Inc. 2025 Initial Dollar Delayed Draw Term Loan	1,921	—
Packaging Coordinators Midco, Inc. 2025 Revolving Loan	1,841	—
Packaging Coordinators Midco, Inc. 2025 Specified Delayed Draw Term Loan	2,140	—
Packaging Coordinators Midco, Inc. Specified Interest Delayed Draw Term Loan (Tranche Out)	207	—
PAG Holding Corp. Revolving Loan	932	981
PAI Middle Tier, LLC Revolving Credit Loan	1,458	—
Par Excellence Holdings, Inc. Revolving Loan	71	—
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	3,133	3,133
Pave America Holding, LLC Delayed Draw Term Loan	2,289	—
Pave America Holding, LLC Revolving Credit Loan	1,705	—
PCS Midco, Inc. Delayed Draw Term Loan	9	9
PCS Midco, Inc. Revolving Credit Loan	19	15
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment	—	5,031
PDI TA Holdings, Inc. Delayed Draw Term Loan	—	536
PDI TA Holdings, Inc. Revolving Credit	149	560
Pediatric Home Respiratory Services, LLC Delayed Term Loan	2,415	2,415
Pediatric Home Respiratory Services, LLC Revolving Credit	1,342	1,127
Penncomp, LLC Delayed Draw Term Loan A	—	573
Penncomp, LLC Delayed Draw Term Loan B	7,007	—
Penncomp, LLC Revolving Loan	519	—
PestCo, LLC Delayed Draw Term Loan	2,235	—

Investments	December 31, 2025	December 31, 2024
PestCo, LLC Revolving Loan	1,208	—
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	—	785
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	—	1,085
Petra Borrower, LLC Delayed Draw Term Loan	—	650
Petra Borrower, LLC Revolving Loan	500	500
PGI Parent LLC Revolving Credit Loan	960	—
PharmaLogic Holdings Corp. Delayed Draw Term Loan	2,073	2,591
Phoenix YW Buyer, Inc. Revolving Credit Loan	—	1,136
Play Holdings, Inc. Revolving Loan	1,075	—
PMA Parent Holdings, LLC Revolving Credit Loan	547	314
Point Quest Acquisition, LLC Revolving Credit Loan	—	1,022
Point Quest Acquisition, LLC Term Loan	—	2,542
Point Quest Group, Inc. Delayed Draw Term Loan	1,413	—
Point Quest Group, Inc. Revolving Credit Loan	848	—
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	135	2,301
PracticeTek Purchaser, LLC Delayed Draw Term Loan	—	587
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	—	940
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	—	940
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	214	318
Premise Health Holding Corp. Amendment No. 1 Delayed Draw Term Loan	199	—
Prestige Employee Administrators, LLC Delayed Draw Term Loan	3,266	—
Prestige Employee Administrators, LLC Revolving Loan	319	—
PRGX Global, Inc. Delayed Draw Term Loan	1,612	—
Principal Lighting Group, LLC Revolving Loan	1,643	—
Puma Buyer, LLC Revolving Credit Loan	2,873	—
Quick Quack Car Wash Holdings, LLC 2025 Incremental Delayed Draw Term Loan	8,533	—
RailPros Parent, LLC Delayed Draw Term Loan	818	—
RailPros Parent, LLC Revolving Loan	409	—
RBFD Buyer, LLC Delayed Draw Term Loan	—	3,789
RBFD Buyer, LLC Initial Delayed Draw Term Loan	659	—
RBFD Buyer, LLC Revolving Credit	284	947
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	2,061	—
Rcp Nats Purchaser, LLC Revolving Loan	1,443	—
Recipe Acquisition Corp. Delayed Draw Loan	2,043	2,185
Recipe Acquisition Corp. Revolving Credit	417	668
Red Fox CD Acquisition Corporation Amendment No. 2 Incremental Delayed Draw Term Loan	2,709	—
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	1,651	—
REP TEC Intermediate Holdings, Inc. Revolver	2,588	—
ResiXperts Holdco, LLC Delayed Draw Term Loan	4,221	—
ResiXperts Holdco, LLC Revolving Loan	624	—
RoC Holdco LLC Revolving Credit Loan	732	732
Rocket Youth Brands HoldCo LLC Delayed Draw Term Loan	2,145	—
Rocket Youth Brands HoldCo LLC Revolving Credit Loan	322	—
RPM Purchaser, Inc. Delayed Draw Term Loan B	527	518
RRA Corporate, LLC Delayed Draw Term Loan 2	21	—
RRA Corporate, LLC Revolving Loan	24	—
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	352	352
Rural Sourcing Holdings, Inc. Revolving Loan	114	238
Saab Purchaser, Inc. First Amendment Delayed Draw Term Loan	5,348	—
SAAB Purchaser, Inc._Revolver	713	—
Sabel Systems Technology Solutions, LLC Revolving Loan	212	—
Sagebrush Buyer, LLC Revolving Credit	776	776
Sagebrush Buyer, LLC Revolving Credit	—	1,041
SageSure Holdings, LLC Delayed Draw Term Loan	—	127

Investments	December 31, 2025	December 31, 2024
Salisbury House, LLC Delayed Draw Term Loan	1,232	—
Salisbury House, LLC Revolving Loan	698	—
Salt Dental Collective, LLC Columbia Acquisition Revolving Credit	33	—
Salute, 2025 Incremental Delayed Draw Term Loan Commitment	5,056	—
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	—	3,497
Salute Mission Critical, LLC Revolving Loan	—	699
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	2,160	—
Saturn Borrower Inc Tenth Amendment Revolving Loan	726	—
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	368	—
Sigma Defense Systems LLC Delayed Draw Term A Loan	507	—
Sigma Defense Systems LLC Revolving Loan	75	75
Signature Investor LLC Term Loan B	345	—
SkyMark Refuelers, LLC Delayed Draw Term Loan A	1,048	—
SkyMark Refuelers, LLC Delayed Draw Term Loan B	4,802	—
SkyMark Refuelers, LLC Revolving Credit Loan	2,401	—
Socket Holdings Corporation Delayed Draw Term Loan	1,053	—
Socket Holdings Corporation Initial Revolving Loan	373	—
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	494	—
Solairus Holdings, LLC Revolver	124	—
Soleil Collective Intermediate II Inc. Second Amendment Delayed Draw Term Loan	279	—
Sonny's Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	—	414
Spark Buyer, LLC Delayed Draw Term Loan	2,500	2,500
Spark Buyer, LLC Revolving Credit Loan	825	1,250
Spark Purchaser, Inc. Revolving Credit	809	809
Springline Advisory Intermediate, LLC Delayed Draw Term Loan	13,819	—
Springline Advisory Intermediate, LLC Revolver	2,128	—
SRP Eagle Buyer Inc Delayed Draw Term Loan	6,452	—
SRP Eagle Buyer Inc Revolving Loan	2,581	—
Stonebridge Companies, LLC Delayed Draw Term Loan	1,881	—
Stonebridge Companies, LLC Revolving Credit Loan	1,254	—
SuperHero Fire Protection, LLC Revolving Loan	344	63
Superjet Buyer, LLC Delayed Draw Term Loan	4,037	4,350
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	229	430
Surgical Center Solutions, LLC Delayed Draw Term Loan	1,001	—
Surgical Center Solutions, LLC Revolving Loan	471	—
SV Newco 2, Inc. 2025 Incremental Delayed Draw Term Loan	6,327	—
SV Newco 2, Inc. Revolving Credit Loan	627	—
Syndigo LLC Revolving Loan	2,133	—
Systems Planning and Analysis, Inc. Fifth Amendment Delayed Draw Term Loan	295	—
Systems Planning and Analysis, Inc. Revolving Loan	1,599	—
Tank Holding Corp. Delayed Draw Term Loan	—	758
Tau Buyer, LLC Delayed Draw Term Loan	518	—
Tau Buyer, LLC Revolving Credit	480	—
TCP Hawker Intermediate LLC Delayed Draw Term Loan	80	80
TCP Hawker Intermediate LLC Ninth Amendment Delayed Draw Term Loan 11/24	76	76
Tender Products, Inc. Revolving Loan	1,579	—
Thames Technology Holdings, Inc. Revolving Loan	315	789
The Vertex Companies, Inc. Revolving Loan	1,661	—
Thrive Buyer, Inc. Initial Revolving Loan	—	97
TMSC OpCo, LLC Revolving Loan	919	1,050
ToxStrategies, LLC Delayed Draw Term Loan	437	—
ToxStrategies, LLC Revolving Loan	611	—
Track Branson Opco, LLC, The Revolving Loan	119	119
Transgo, LLC Revolving Loan	605	605
Trench Plate Rental Co. Revolving Loan	232	119

Investments	December 31, 2025	December 31, 2024
Tricor, LLC Amendment No. 6 Delayed Draw Term Loan	5,560	—
Tricor, LLC Revolving Loan	1,000	144
Truck-Lite Co., LLC Delayed Draw Term Loan	—	622
Truck-Lite Co., LLC Initial Revolving Credit Loan	—	622
Truck-Lite Co., LLC 2025 Replacement Revolving Loan	622	—
Truck-Lite Co., LLC Delayed Draw Term Loan A	93	—
Truck-Lite Co., LLC Delayed Draw Term Loan B	1,077	—
Truck-Lite Co., LLC Delayed Draw Term Loan C	886	—
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	1,555	2,500
TVG Shelby Buyer, Inc. Revolving Credit Loan	250	250
U.S. Urology Partners, LLC 2025 Incremental Delayed Draw Term Loan	18,746	—
Upland Software, Inc. Revolving Loan	2,000	—
Upstack Holdco Inc. Delayed Draw Term Loan	1,981	3,125
Upstack Holdco Inc. Revolving Credit Loan	938	1,063
USIC Holdings, Inc. Revolving Loan	713	1,035
USIC Holdings, Inc. Specified Delayed Draw Term Loan	265	580
Vacation Rental Brands, LLC 2nd Amendment Delayed Term Loan	5,772	—
Vacation Rental Brands, LLC Delayed Draw Term Loan	330	261
Vacation Rental Brands, LLC Revolving Loan	1,022	430
Valkyrie Buyer, LLC Delayed Draw Term Loan A	—	561
Valkyrie Buyer, LLC Delayed Draw Term Loan B	—	749
Valkyrie Buyer, LLC Delayed Draw Term Loan C	—	694
Valkyrie Buyer, LLC Delayed Draw Term Loan D	1,493	4,000
Valkyrie Buyer, LLC Delayed Draw Term Loan E	—	2,000
Valkyrie Buyer, LLC Delayed Draw Term Loan F	4,560	—
Valkyrie Buyer, LLC Revolving Credit Loan	912	468
Valkyrie Buyer, LLC Revolving Credit Loan	318	—
Vatica Health, Inc. Revolving Loan	1,788	—
Vehlo Purchaser, LLC Revolver	1,130	—
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	98	1,075
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	98	1,075
Vertex Companies, Inc., The Delayed Draw Term Loan-B	—	4,746
Vertex Companies, Inc., The Fourth Amendment Revolving Loan	—	2,373
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	3,549	4,321
Vertex Service Partners, LLC Revolving Facility	327	47
Vital Purchaser, LLC Revolving Loan	492	492
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	—	3,420
Vortex Companies, LLC Delayed Term Loan	668	—
Vortex Companies, LLC Revolving Loan	419	—
Vortex Intermediate, LLC Revolver Amendment No. 4 Incremental	—	662
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	—	2,653
VTC Buyer Corp. Advance	1,927	—
VTC Buyer Corp. Future Expansion Delayed Draw Term Loan	1,378	—
Vybond Buyer, LLC Delayed Draw Term Loan	2,374	—
Vybond Buyer, LLC Revolving Credit Loan	1,781	—
W.A. Kendall and Company, LLC Revolving Loan	209	—
W.A. Kendall and Company, LLC Seventh Amendment Delayed Draw Term Loan	2,792	—
Wasteology Group Transportation, LLC Delayed Draw Term Loan	3,352	—
Wasteology Group Transportation, LLC Revolving Credit Loan	1,037	—
WC PLG Buyer, Inc Revolver	—	1,643
Wealth Enhancement Group, LLC August 2025 Delayed Draw Term Loan	803	—
Wealth Enhancement Group, LLC December 2024 Delayed Draw Term Loan	4,018	6,774
Wealth Enhancement Group, LLC Initial Revolving Loan	226	226
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	1,484	7,258
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	1,580	—

Investments	December 31, 2025	December 31, 2024
Western Smokehouse Partners, LLC Delayed Term Loan	464	—
Western Smokehouse Partners, LLC Revolving Loan	283	—
Wharf Street Ratings Acquisition LLC Delayed Draw Term Loan	1,632	—
Wharf Street Ratings Acquisition LLC_Revolver	1,684	—
Worldwide Insurance Network, LLC 2025 Incremental Delayed Draw Term Loan	1,900	—
Worldwide Insurance Network, LLC Delayed Draw Term Loan	—	1,259
WSRP Advisory LLC First Amendment Delayed Draw Term Loan	5,800	—
Zep Holdco Inc. Revolving Credit Loan (aka TL Atlas Merger)	1,610	—
Total unfunded commitments	$641,519	$319,844

Recent Developments

On January 2, 2026, the Company sold 4,495,241 Shares in the Private Offering pursuant to subscriptions agreements entered into with the participating investors for aggregate consideration of $117,000.

On February 2, 2026, the Company sold 438,709 Shares in the Private Offering pursuant to subscriptions agreements entered into with the participating investors for aggregate consideration of $11,500.

On February 4, 2026, the Company offered to purchase up to 3,580,981 Shares at a purchase price equal to the NAV per Share as of March 31, 2026 (the “February 2026 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the February 2026 Repurchase Offer. The February 2026 Repurchase Offer expired on March 4, 2026. The NAV per Share as of March 31, 2026 will be determined by the Company’s management at a later date, in accordance with the Board’s authorization as will the aggregate purchase price for the Shares accepted for repurchase by the Company in the February 2026 Repurchase Offer.

On March 2, 2026, the Company sold 3,361,013 Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $88,725.

On March 17, 2026, we issued $75,000 in aggregate principal amount of Tranche B Notes due 2029 and $75,000 in aggregate principal amount of Tranche D Notes due 2031, pursuant to the 2025 Note Purchase Agreement. See Note 4 to the consolidated financial statements for the year ended December 31, 2025 for more information.

On March 24, 2026, the Board declared a distribution on the Shares equal to an aggregate amount up to (i) the Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended March 31, 2026 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q1 2026 Distribution”). The Q1 2026 Distribution is payable on April 30, 2026 to shareholders of record as of the close of business on March 30, 2026. The final amount of the Q1 2026 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q1 2026 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

On March 24, 2026, we and the Administrator amended and restated the Administration Agreement, which, effective as of April 1, 2026, reduces the Administration Fee payable to the Administrator to 0.175% of the Company’s net assets on an annualized basis, from 0.20%.

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

As of December 31, 2025, on a fair value basis, approximately 0% of our debt investments bear interest at a fixed rate and approximately 100% of our debt investments bear interest at a floating rate. As of December 31, 2025, 94% of our floating rate debt investments are subject to interest rate floors. Our credit facilities along with our debt issued in our collateralized loan obligations are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates. The Unsecured Notes have been swapped from a fixed rate to a floating rate through interest rate swaps. See our consolidated schedule of investments as of December 31, 2025 and Note 4 to our consolidated financial statements for the year ended December 31, 2025 for more information on our debt obligations and the interest rate swaps.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2025 were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table (amounts in thousands) shows the impact of hypothetical base rate changes in interest rates based on the results of the year ended December 31, 2025. The net investment income figures below do not include the impact of any income-based fee.

Change in Interest Rates	Increase (Decrease) in Interest Income	Decrease (Increase) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(4,660)	$1,372	$(3,288)
Down 150 basis points	(3,495)	1,029	(2,466)
Down 100 basis points	(2,330)	686	(1,644)
Down 50 basis points	(1,165)	343	(822)
Up 50 basis points	1,165	(343)	822
Up 100 basis points	2,330	(686)	1,644
Up 150 basis points	3,495	(1,029)	2,466
Up 200 basis points	4,660	(1,372)	3,288

This analysis is indicative of the potential impact on our net investment income as of December 31, 2025, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings.

Our credit facilities and collateralized loan obligations, and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings or fixed rate borrowings hedged to result in floating rate exposure, all else being equal, will increase our sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our financing arrangements after December 31, 2025, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. Based on our assessment of the interest rate risk, as of December 31, 2025, we had no hedging transactions in place on our investment assets as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

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

Item 8. Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	108

Consolidated Statements of Assets and Liabilities as of December 31, 2025 and 2024	109

Consolidated Statements of Operations for the years ended December 31, 2025 and 2024 and for the period April 3, 2023 (commencement of operations) to December 31, 2023	110

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2025 and 2024 and for the period April 3, 2023 (commencement of operations) to December 31, 2023	111

Consolidated Statements of Cash Flows for the year ended December 31, 2025 and 2024 and for the period April 3, 2023 (commencement of operations) to December 31, 2023	112

Consolidated Schedules of Investments as of December 31, 2025 and 2024	113

Notes to Consolidated Financial Statements	181

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

StepStone Private Credit Fund LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of StepStone Private Credit Fund LLC (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2025 and 2024, and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2025 and 2024, and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, syndication agents and others; when replies were not received from the syndication agents and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

New York, New York

March 27, 2026

StepStone Private Credit Fund LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Investments in securities of unaffiliated issuers at fair value (cost $3,008,238 and $1,567,756, respectively)	$3,008,628	$1,570,542
Cash and restricted cash	24,169	7,952
Cash equivalents and restricted cash equivalents	145,625	23,292
Interest receivable	19,327	11,272
Prepaid and other assets	759	—
Receivables for investments sold	361	—
Due from affiliate	—	0
Receivable from Advisor	—	731
Total assets	$3,198,869	$1,613,789
Liabilities
Lines of credit (net of unamortized debt issuance costs of $12,022 and $7,466, respectively)	$774,648	$654,704
Debt securitizations (net of unamortized debt issuance costs of $3,112 and $-, respectively)	344,888	—
Unsecured notes (net of unamortized debt issuance costs of $1,751 and $-, respectively)	147,949	—
Distributions payable	43,330	22,954
Interest payable	10,117	4,513
Management fee payable	4,422	2,167
Incentive fee payable	3,449	1,983
Subscriptions received in advance	2,100	—
Derivative liabilities	316	—
Repurchase offer payable	142	1,742
Directors' fees payable	81	38
Payables for investments purchased	—	7,555
Accrued expenses and other liabilities	2,960	1,748
Total liabilities	$1,334,402	$697,404
Commitments and contingencies (Note 8); Recoupments (Note 3)
Net assets
Shares, no par value, unlimited shares authorized, 71,614,193 and 35,246,926, respectively, shares issued and outstanding	$1,870,093	$915,356
Distributable earnings (accumulated loss)	(5,626)	1,029
Total net assets	$1,864,467	$916,385
Total liabilities and net assets	$3,198,869	$1,613,789
Net asset value per share	$26.03	$26.00

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Statements of Operations

(in thousands)

			For the Period from
			April 3, 2023
			(commencement
	Year Ended	Year Ended	of operations) to
	December 31, 2025	December 31, 2024	December 31, 2023
Investment Income
Interest income on investments in securities of unaffiliated issuers	$233,021	$117,508	$29,709
Payment in-kind interest on investments in securities of unaffiliated issuers	2,553	1,270	—
Dividend income	1,889	—	—
Total investment income	$237,463	$118,778	$29,709
Expenses
Interest expense	$68,615	$36,072	$10,657
Management fee	13,533	6,091	1,425
Income incentive fee	10,780	5,107	1,190
Capital gains-based incentive fee	(185)	144	—
Professional fees	3,464	1,432	682
Administration fee	2,939	1,825	432
Legal fees	576	1,186	1,160
Custody fees	387	104	28
Directors' fees	225	150	150
Organizational costs	—	2	1,296
Other expenses	3,294	2,281	812
Total expenses	$103,628	$54,394	$17,832
Less expense (recoupment) support payments (to) by the Advisor (Note 3)	(778)	(1,618)	2,372
Waiver for management and incentive fees (Note 3)	—	—	1,249
Net expenses	$104,406	$56,012	$14,211
Net investment income	$133,057	$62,766	$15,498
Realized and unrealized gain (loss) allocated from investments in securities of unaffiliated issuers
Net realized gain (loss) from investments in securities of unaffiliated issuers	$(0)	$—	$313
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	(2,396)	3,508	(722)
Net gain (loss) from investments in securities of unaffiliated issuers	$(2,396)	$3,508	$(409)
Net Increase (Decrease) in Net Assets Resulting from Operations	$130,661	$66,274	$15,089

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Statements of Changes in Net Assets

(in thousands, except share amounts)

	Limited Liability Company Interests
			Total Distributable
	Number	Shares	Earnings	Total Net
	of Shares	Transactions	(Accumulated Loss)	Assets
Balance, April 3, 2023 (commencement of operations)	400	$10	$—	$10
Net investment income	—	—	15,498	15,498
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	313	313
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	(722)	(722)
Distributions	—	—	(15,418)	(15,418)
Issuance of Shares	12,949,880	333,703	—	333,703
Balance, December 31, 2023	12,950,280	$333,713	$(329)	$333,384
Net investment income	—	—	62,766	62,766
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	—	—
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	3,508	3,508
Distributions	—	—	(64,916)	(64,916)
Issuance of Shares	22,512,441	587,241	—	587,241
Repurchase of Shares	(215,795)	(5,598)	—	(5,598)
Balance, December 31, 2024	35,246,926	$915,356	$1,029	$916,385
Net investment income	—	—	133,057	133,057
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	(0)	(0)
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	(2,396)	(2,396)
Distributions	—	—	(137,316)	(137,316)
Issuance of Shares	36,661,216	962,382	—	962,382
Repurchase of Shares	(293,949)	(7,645)	—	(7,645)
Balance, December 31, 2025	71,614,193	$1,870,093	$(5,626)	$1,864,467

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Statements of Cash Flows

(in thousands)

			For the Period from
			April 3, 2023
			(commencement
	Year Ended	Year Ended	of operations) to
	December 31, 2025	December 31, 2024	December 31, 2023
Operating activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$130,661	$66,274	$15,089
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Purchases of investments	(1,818,473)	(1,192,589)	(506,473)
Proceeds from sales, exits and repayments of investments	386,417	204,006	35,327
Payment-in-kind interest capitalized	(3,066)	(1,063)	(135)
Accretion of original issue discount, net of amortized premiums on investments	(5,360)	(4,227)	(618)
Amortization of debt issuance costs	2,724	1,631	358
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	(313)
Net change in unrealized (appreciation) depreciation from investments in securities of unaffiliated issuers	2,396	(3,508)	722
Changes in Assets and Liabilities:
(Increase)/decrease in interest receivable	(8,055)	(5,673)	(5,599)
(Increase)/decrease in prepaid and other assets	(759)	-	-
(Increase)/decrease in receivables for investments sold	(361)	28	(28)
(Increase)/decrease in receivable from Advisor	731	344	(1,076)
(Increase)/decrease in due from affiliate	—	85	(85)
Increase/(decrease) in interest payable	5,604	1,988	2,526
Increase/(decrease) in management fee payable	2,255	1,391	776
Increase/(decrease) in incentive fee payable	1,466	1,392	590
Increase/(decrease) in directors' fees payable	43	(13)	50
Increase/(decrease) in payables for investments purchased	(7,555)	4,797	2,757
Increase/(decrease) in due to affiliate	0	(1)	1
Increase/(decrease) in accrued expenses	1,213	146	1,604
Net cash provided by/(used in) operating activities	$(1,310,119)	$(924,992)	$(454,527)
Financing activities
Proceeds from issuance of shares, net of changes in subscriptions received in advance	$908,229	$556,941	$327,242
Repurchase of shares, net of change in repurchase offer payable	(9,245)	(3,856)	—
Distributions, net of distribution reinvestment plan and change in distributions payable	(60,687)	(20,079)	(539)
Borrowings under lines of credit	1,128,900	981,000	226,000
Repayments to lines of credit	(1,004,400)	(575,000)	(71,500)
Issuance of debt securitization	348,000	6,435	—
Issuance of unsecured notes	150,000	(6,435)	—
Debt issuance costs paid	(12,128)	(1,694)	(7,762)
Net cash provided by/(used in) financing activities	$1,448,669	$937,312	$473,441
Net increase/(decrease) in cash and cash equivalents and restricted cash
and restricted cash equivalents	$138,550	$12,320	$18,914
Cash and restricted cash and cash equivalents and restricted cash equivalents
at beginning of the period	31,244	18,924	10
Cash and restricted cash and cash equivalents and restricted cash equivalents
at end of the period	$169,794	$31,244	$18,924
Supplemental information and non-cash activities
Interest paid on lines of credit and debt securitizations	$60,287	$32,453	$7,773
Cash paid for state and local taxes	288	24	47
Cash paid for excise taxes	17	—	—
Issuance of shares in connection with distribution reinvestment plan	56,253	30,301	6,461
Investments purchased through participation agreements	—	7,800	93,871
Borrowings incurred through participation agreements	—	7,800	93,871
Reconciliation to the Consolidated Statement of Assets and Liabilities
Cash and restricted cash	$24,169	$7,952	$1,661
Cash equivalents and restricted cash equivalents	145,625	23,292	17,263
Total cash and restricted cash and cash equivalents and restricted cash equivalents	$169,794	$31,244	$18,924

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured
Advertising
Amplify Buyer, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.42%	9/17/2032	$9,000	$8,957	$8,944	0.48%
Amplify Buyer, Inc. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.42%	9/17/2032	9,000	8,957	8,944	0.48%
Assembled Intelligence LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.92%	5/3/2029	1,250	1,241	1,241	0.07%
Carnegie Dartlet, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	9.22%	2/7/2030	42	41	41	0.00%
Carnegie Dartlet, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.22%	2/7/2030	501	495	492	0.03%
Carnegie Dartlet, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/7/2030	—	(1)	—	0.00%
Comet Bidco Limited Facility B (USD) Loan	(3)(4)(5)(7)(13)(32)	3M SOFR + 5.00% / 0.00%	8.76%	11/12/2032	10,164	10,065	10,062	0.54%
Finn Partners, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	10.32%	7/1/2026	1,654	1,650	1,651	0.09%
Finn Partners, Inc. Second Amendment Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.50% / 1.00%	10.32%	7/1/2026	3,208	3,197	3,197	0.17%
Gator Plastic Intermediate Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 7.25% / 1.50%	10.98%	10/14/2027	4,099	4,036	4,056	0.22%
Gator Plastic Intermediate Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	10/14/2027	—	(11)	—	0.00%
Kite Midco II LTD Term Loan B1	(3)(4)(5)(7)(10)(32)	6M SOFR + 4.50% / 0.00%	8.23%	11/19/2031	5,290	5,222	5,203	0.28%
Kite Midco II LTD Term Loan B1	(3)(4)(5)(7)(12)(32)	6M SOFR + 4.50% / 0.00%	8.23%	11/19/2031	5,290	5,222	5,203	0.28%
Kite Midco II LTD Term Loan B2	(3)(4)(5)(6)(7)(8)(10)(32)	3M SOFR + 1.00% / 0.00%	1.00%	11/19/2031	—	(8)	(1)	0.00%
Kite Midco II LTD Term Loan B2	(3)(4)(5)(6)(7)(8)(12)(32)	3M SOFR + 1.00% / 0.00%	1.00%	11/19/2031	—	(8)	(1)	0.00%
Minds Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/3/2029	—	(3)	—	0.00%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.67%	5/3/2029	3,838	3,823	3,826	0.21%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	8.67%	5/3/2029	3,366	3,346	3,356	0.18%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	8.67%	5/3/2029	4,057	4,024	4,044	0.22%
						$60,245	$60,258	3.25%

Aerospace & Defense
Aviation Technical Services, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/12/2029	$—	$(3)	$(4)	0.00%
Aviation Technical Services, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.65%	7/12/2029	584	580	579	0.03%
Aviation Technical Services, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.65%	7/12/2029	3,366	3,345	3,338	0.18%
Heads Up Technologies, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.25%	7/23/2030	5,804	5,775	5,773	0.31%
Heads Up Technologies, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.25%	7/23/2030	5,985	5,985	5,954	0.32%
Heads Up Technologies, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/23/2030	—	(5)	—	0.00%
PAG Holding Corp. Amendment No. 2 Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.42%	12/21/2029	1,972	1,963	1,962	0.11%
PAG Holding Corp. Revolving Loan	(3)(4)(5)(6)(7)	PRIME + 3.75% / 1.00%	10.50%	12/21/2029	294	285	276	0.01%
PAG Holding Corp. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.42%	12/21/2029	11,133	11,059	10,969	0.59%
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/30/2031	—	(3)	—	0.00%
PPW Aero Buyer, Inc. 2025 Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.67%	9/30/2031	494	491	491	0.03%
PPW Aero Buyer, Inc. Delayed Draw Term Loan 1	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.67%	9/30/2031	3,578	3,534	3,578	0.19%
PPW Aero Buyer, Inc. Term Loan (Whitcraft LLC )	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.67%	2/15/2029	4,887	4,887	4,887	0.26%
Sigma Defense Systems LLC Delayed Draw Term A Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 1.00% / 1.00%	1.00%	12/18/2027	—	(9)	(6)	0.00%
Sigma Defense Systems LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 6.25% / 1.00%	10.12%	12/18/2027	2,229	2,196	2,199	0.12%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Sigma Defense Systems LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/18/2027	—	(1)	—	0.00%
SkyMark Refuelers, LLC Delayed Draw Term Loan A	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.00%	8.20%	12/16/2032	2,169	2,137	2,137	0.11%
SkyMark Refuelers, LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.00%	0.00%	12/16/2032	—	(48)	(48)	0.00%
SkyMark Refuelers, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	12/16/2032	—	(24)	(24)	0.00%
SkyMark Refuelers, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.00%	8.21%	12/16/2032	9,580	9,485	9,484	0.51%
Systems Planning and Analysis, Inc Delayed Draw Term Loan 1L (Add-On) 2/24	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.42%	8/16/2027	59	59	59	0.00%
Systems Planning and Analysis, Inc Delayed Draw Term Loan 1L 6/22	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.92%	8/16/2027	3,154	3,154	3,154	0.17%
Systems Planning and Analysis, Inc. Fifth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.62%	8/16/2027	1,205	1,199	1,205	0.06%
Systems Planning and Analysis, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.42%	8/16/2027	2,305	2,305	2,305	0.12%
Systems Planning and Analysis, Inc. Revolving Loan	(3)(4)(5)(6)(7)	PRIME + 6.62% / 1.00%	13.37%	8/16/2027	940	939	940	0.05%
						$59,285	$59,208	3.17%

Air Freight & Logistics
AMEX Holding III Corp Delayed Draw Term Loan	(4)(5)(7)(11)(29)	FIXED + 0.00% / 1.00%	9.96% / 5.50%	3/31/2028	$153	$152	$151	0.01%
AMEX Holding III Corp Term Loan	(4)(5)(7)(11)(29)	FIXED + 0.00% / 1.00%	9.99% / 5.50%	3/31/2028	3,437	3,422	3,402	0.18%
Gulf Winds International Acquisition, LLC Term Loan	(3)(4)(5)(6)(7)(10)	1M SOFR + 7.00% / 1.00%	10.72%	12/16/2028	4,904	4,900	4,665	0.25%
ITS Buyer Inc. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 1.00%	9.83%	6/14/2027	5,194	5,163	5,155	0.28%
ITS Buyer Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 5.50% / 1.00%	5.50%	6/14/2027	—	(5)	(7)	0.00%
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/22/2030	—	(1)	—	0.00%
Solairus Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.72%	7/22/2030	1,189	1,170	1,189	0.06%
Solairus Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 1.00%	8.72%	7/22/2030	3,226	3,226	3,224	0.17%
Solairus Holdings, LLC Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	1/24/2029	—	—	—	0.00%
						$18,027	$17,779	0.95%

Alternative Carriers
Meriplex Communications, Ltd. Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 0.75%	8.82%	7/17/2028	$1,734	$1,735	$1,733	0.09%
Meriplex Communications, Ltd. Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.00% / 0.75%	8.82%	7/17/2028	3,177	3,177	3,177	0.17%
						$4,912	$4,910	0.26%

Apparel Retail
Brightmore Brands LLC Original Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 9.31% / 1.50%	13.31%	9/10/2029	$2,590	$2,553	$2,550	0.14%
Brightmore Brands LLC Original Term Loan	(3)(4)(5)(7)	3M SOFR + 9.31% / 1.50%	13.31%	9/10/2029	3,400	3,358	3,348	0.18%
Brightmore Brands LLC Original Term Loan	(3)(4)(5)(7)	3M SOFR + 9.31% / 1.50%	13.31%	9/10/2029	4,000	3,944	3,939	0.21%
						$9,855	$9,837	0.53%

Apparel, Accessories & Luxury Goods
Halo Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.00% / 1.00%	9.72%	8/7/2029	$7,768	$7,638	$7,584	0.41%
Halo Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 6.00% / 1.00%	9.72%	8/7/2029	4,015	3,932	3,920	0.21%
Halo Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)	PRIME + 6.00% / 1.00%	12.75%	8/7/2029	638	609	635	0.03%
						$12,179	$12,139	0.65%

Application Software
Anaplan, Inc. Fourth Amendment Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 0.75%	8.32%	6/21/2029	$4,950	$4,935	$4,944	0.27%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/30/2031	—	(8)	—	0.00%
Aptean Acquiror Inc. Revolving Credit	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 0.75%	8.57%	1/30/2031	206	205	194	0.01%
Aptean Acquiror Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.57%	1/30/2031	12,504	12,437	12,504	0.67%
BASYS LLC First Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.50%	12/9/2027	4,265	4,250	4,265	0.23%
Bottomline Technologies, Inc.(Legal Spend Holdings, LLC) 2025-1 Refinancing Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 0.75%	8.17%	5/14/2029	253	253	253	0.01%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.49%	2/9/2027	1,302	1,295	1,294	0.07%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.49%	2/9/2027	3,369	3,350	3,349	0.18%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.49%	2/9/2027	4,025	3,999	4,002	0.21%
Dealer Services Network, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.43%	2/9/2027	744	738	738	0.04%
Diversis Tempo HoldCo, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 0.75%	9.66% / 3.50%	8/22/2031	9,232	9,120	9,124	0.49%
Durare Bidco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	9.66% / 3.50%	8/9/2032	—	(16)	—	0.00%
Durare Bidco, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.50%	8.62%	8/9/2032	6,477	6,445	6,447	0.35%
Durare Bidco, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.50%	8.62%	8/9/2032	6,477	6,445	6,447	0.35%
Durare Bidco, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%	8/9/2032	—	(8)	—	0.00%
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 0.75%	9.22%	11/19/2029	55	54	55	0.00%
Echo Purchaser, Inc. Term Loan (Exostar)	(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 0.75%	9.22%	11/19/2029	636	631	630	0.03%
Einstein Parent, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/22/2031	—	(17)	(11)	0.00%
Einstein Parent, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 0.75%	10.36%	1/22/2031	9,688	9,518	9,393	0.50%
Empower Payments Investor, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	3/12/2031	—	(23)	(24)	0.00%
Empower Payments Investor, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 0.75%	8.37%	3/12/2031	7,962	7,886	7,882	0.42%
Everbridge Holdings, LLC Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.98%	7/2/2031	5,500	5,476	5,466	0.29%
Everbridge Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.98%	7/2/2031	539	535	537	0.03%
Everbridge Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.38% / 0.75%	0.38%	7/2/2031	—	(2)	(1)	0.00%
Fullsteam Operations LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	8/8/2031	—	(11)	—	0.00%
Fullsteam Operations LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	9.11%	8/8/2031	3,413	3,380	3,380	0.18%
Fullsteam Operations LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/8/2031	—	(4)	—	0.00%
GS Acquisitionco, Inc. Eighth Suplemental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	5/25/2028	—	(1)	—	0.00%
GS Acquisitionco, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.92%	5/25/2028	3,157	3,147	3,157	0.17%
GS Acquisitionco, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.92%	5/25/2028	443	439	440	0.02%
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(12)	3M SOFR + 5.25% / 1.00%	8.92%	5/25/2028	585	578	585	0.03%
LeadVenture, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.42%	6/23/2032	785	763	785	0.04%
LeadVenture, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.42%	6/23/2032	6,506	6,459	6,469	0.35%
LeadVenture, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.42%	6/23/2032	5,985	5,944	5,951	0.32%
LeadVenture, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.57%	6/23/2032	239	230	239	0.01%
Legitscript LLC Delayed Draw Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	9.47%	6/24/2029	99	98	99	0.01%
Legitscript LLC Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	9.47%	6/24/2029	3,851	3,812	3,851	0.21%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Mountain Parent, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	6/27/2031	—	(5)	(8)	0.00%
Mountain Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.75%	6/27/2031	5,641	5,594	5,547	0.30%
Mountain Parent, Inc. Revolving Credit Facility	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	6/27/2031	—	(5)	(4)	0.00%
NMI Acquisitionco, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 0.75%	8.32%	9/6/2028	1,143	1,129	1,143	0.06%
NMI Acquisitionco, Inc. October 2021 Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 0.75%	8.32%	9/6/2028	349	345	344	0.02%
NMI Acquisitionco, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/6/2028	—	(4)	(5)	0.00%
NMI Acquisitionco, Inc. Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 0.75%	8.32%	9/6/2028	1,872	1,850	1,825	0.10%
Optimizely North America Inc. (USD) Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/30/2031	—	(10)	—	0.00%
Optimizely North America Inc. (USD) Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 0.75%	8.72%	10/30/2031	7,462	7,385	7,385	0.40%
Optimizely North America Inc. (USD) Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 0.75%	8.72%	10/30/2031	5,210	5,165	5,156	0.28%
Pacific Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 6.25% / 1.00%	9.85%	10/2/2028	1,932	1,898	1,901	0.10%
Pacific Purchaser, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2028	—	—	(4)	0.00%
PDI TA Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.34%	2/3/2031	6,848	6,805	6,848	0.37%
PDI TA Holdings, Inc. Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.34%	2/3/2031	411	411	407	0.02%
PracticeTek Purchaser, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	9.47%	8/30/2029	28	28	28	0.00%
PracticeTek Purchaser, LLC Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	9.47%	8/30/2029	1,939	1,916	1,897	0.10%
Saab Purchaser, Inc. First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/22/2031	—	(26)	—	0.00%
SAAB Purchaser, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.75%	11/22/2031	5,526	5,500	5,502	0.30%
SAAB Purchaser, Inc._Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	11/22/2031	—	(3)	—	0.00%
Spark Purchaser, Inc. Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/1/2030	—	—	—	0.00%
Spark Purchaser, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.17%	4/1/2031	1,745	1,716	1,712	0.09%
Spark Purchaser, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 0.75%	9.17%	4/1/2031	3,366	3,307	3,303	0.18%
Superjet Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.75%	8.82%	5/23/2030	991	983	879	0.05%
Superjet Buyer, LLC Initial Term Loan (EFI Productivity Software)	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	8.82%	5/23/2030	209	208	207	0.01%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.82%	5/23/2030	1,485	1,473	1,451	0.08%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 0.75%	8.82%	5/23/2030	3,366	3,338	3,290	0.18%
Synchronoss Technologies, Inc. First Amendment Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 2.50%	10.87%	4/24/2029	6,922	6,806	6,787	0.36%
Synchronoss Technologies, Inc. First Amendment Loan	(3)(4)(5)(7)(14)	3M SOFR + 7.00% / 2.50%	10.87%	4/24/2029	3,055	3,003	2,996	0.16%
Synchronoss Technologies, Inc. First Amendment Loan	(3)(4)(5)(7)(15)	3M SOFR + 7.00% / 2.50%	10.87%	4/24/2029	4,077	4,001	3,998	0.21%
Tau Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.42%	2/2/2032	1,006	995	999	0.05%
Tau Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 0.75%	8.42%	2/2/2032	91	86	86	0.00%
Tau Buyer, LLC Term B Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.42%	2/2/2032	4,383	4,343	4,339	0.23%
TCP Hawker / TimeClock Plus 11/24 9th Amendment Rollover Incremental Term Loan 12/24	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.67%	8/30/2029	461	459	458	0.02%
TCP Hawker Intermediate LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	—	(1)	(1)	0.00%
TCP Hawker Intermediate LLC Ninth Amendment Delayed Draw Term Loan 11/24	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	—	—	(1)	0.00%
TCP Hawker Intermediate LLC Ninth Amendment Incremental Term Loan 11/24	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.67%	8/30/2029	17	17	17	0.00%
Trintech Inc. Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.22%	7/25/2030	4,900	4,834	4,832	0.26%
Upland Software, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	7/25/2031	—	(33)	(30)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Upland Software, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 1.50%	9.67%	7/25/2031	15,900	15,632	15,662	0.84%
Vehlo Purchaser, LLC Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	5/24/2028	—	(8)	(8)	0.00%
Vehlo Purchaser, LLC Tranche C Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 0.75%	9.22%	5/24/2028	7,873	7,840	7,873	0.42%
						$199,304	$199,255	10.68%

Asset Management & Custody Banks
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 1.00%	8.47%	12/23/2027	$7,787	$7,754	$7,787	0.42%
Allworth Financial Group, L.P. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/23/2027	—	(2)	(1)	0.00%
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/30/2029	—	(21)	(41)	0.00%
Cerity Partners Equity Holding LLC 2025 Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 1.00%	8.20%	7/30/2029	160	159	157	0.01%
Cerity Partners Equity Holding LLC 2025 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.00%	8.20%	7/30/2029	11,322	11,306	11,062	0.59%
Cerity Partners Equity Holding LLC 2025-B Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.00% / 0.00%	0.00%	7/30/2029	—	(23)	(23)	0.00%
Cerity Partners Equity Holding LLC Initial Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.00%	8.17%	7/28/2031	239	235	215	0.01%
Cornerstone Advisors of Arizona LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.42%	5/13/2032	3,283	3,267	3,270	0.18%
Cornerstone Advisors of Arizona LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.42%	5/13/2032	3,283	3,267	3,270	0.18%
Cornerstone Advisors of Arizona, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 1.00%	0.38%	5/13/2032	—	(4)	—	0.00%
CUB Financing Intermediate, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	6/28/2030	—	(196)	(196)	-0.01%
Danforth Global, Inc. Delayed Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.37%	12/9/2027	535	530	535	0.03%
Danforth Global, Inc. Fifth Amendment Additional Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.34%	12/9/2027	2,079	2,054	2,079	0.11%
Danforth Global, Inc. Fifth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.39%	12/9/2027	1,037	1,025	1,026	0.06%
Danforth Global, Inc. First Amendment Additional Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.32%	12/9/2027	284	282	282	0.02%
Danforth Global, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.17%	12/9/2027	448	445	446	0.02%
Danforth Global, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 1.00%	0.50%	12/9/2027	—	(6)	—	0.00%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.32%	12/9/2027	1,633	1,620	1,618	0.09%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.32%	12/9/2027	4,015	3,978	3,979	0.21%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.32%	12/9/2027	1,572	1,556	1,562	0.08%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.32%	12/9/2027	3,366	3,335	3,346	0.18%
Danforth Global, Inc. Third Amendment Additional Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.34%	12/9/2027	476	471	476	0.03%
EdgeCo Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.00%	8.17%	6/1/2026	1,045	1,045	1,045	0.06%
EdgeCo Buyer, Inc. Delayed Draw Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.00%	8.17%	6/1/2026	203	203	203	0.01%
EdgeCo Buyer, Inc. Delayed Draw Term B Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.00%	8.17%	6/1/2028	22	22	22	0.00%
EdgeCo Buyer, Inc. Delayed Draw Term C Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.00%	8.17%	6/1/2026	59	59	58	0.00%
EdgeCo Buyer, Inc. Delayed Draw Term E Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.50% / 1.00%	8.17%	6/1/2028	5,506	5,504	5,506	0.30%
EdgeCo Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/1/2028	—	—	—	0.00%
EdgeCo Buyer, Inc. Sixth Amendment Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 1.00%	8.17%	6/1/2028	1,180	1,180	1,180	0.06%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

The accompanying notes are an integral part of these consolidated financial statements.

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Horizon Investments, LLC_Term Loan 2nd Amendment	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.35%	8/6/2032	9,950	9,858	9,859	0.53%
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	6M SOFR + 4.50% / 0.75%	8.12%	12/22/2028	6,668	6,610	6,668	0.36%
IEQ Capital, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.37%	12/22/2028	3,511	3,508	3,511	0.19%
Obra Capital, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 7.25% / 1.00%	11.09%	6/21/2029	7,425	7,314	7,295	0.39%
Petra Borrower, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.45%	11/15/2030	1,244	1,230	1,244	0.06%
Petra Borrower, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.65%	11/15/2030	3,193	3,141	3,142	0.17%
Petra Borrower, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/15/2029	—	(12)	—	0.00%
PMA Parent Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.75%	1/31/2031	6,414	6,357	6,369	0.34%
PMA Parent Holdings, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/31/2031	—	(5)	—	0.00%
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 1.00%	8.49%	10/2/2028	3,746	3,741	3,709	0.20%
Wealth Enhancement Group, LLC August 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2028	—	2	—	0.00%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 1.00%	8.49%	10/4/2028	1,139	1,135	1,128	0.06%
Wealth Enhancement Group, LLC December 2024 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 1.00%	8.50%	10/2/2028	2,753	2,761	2,770	0.15%
Wealth Enhancement Group, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 4.00% / 1.00%	4.00%	10/2/2028	—	—	—	0.00%
Wealth Enhancement Group, LLC May 2022 Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 1.00%	8.49%	10/2/2028	1,966	1,966	1,946	0.10%
						$96,651	$96,504	5.19%

Auto Parts & Equipment
Arnott, LLC Initial Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 4.75% / 1.00%	8.62%	11/13/2030	$4,935	$4,894	$4,892	0.26%
ETE Intermediate II LLC Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 1.00%	8.72%	5/29/2029	156	154	152	0.01%
ETE Intermediate II LLC Revolving Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	5/29/2029	—	(4)	(15)	0.00%
ETE Intermediate II LLC Term Loan A	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 1.00%	8.72%	5/29/2029	1,915	1,881	1,795	0.10%
M&D MidCo, Inc. Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.97%	8/31/2028	1,736	1,723	1,711	0.09%
M&D MidCo, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.97%	8/31/2028	582	576	578	0.03%
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/31/2028	—	1	1	0.00%
M&D MidCo, Inc. Third Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.97%	8/31/2028	364	363	364	0.02%
PREMIER TIRE & SERVICE ACQUISITION, LLC 2024-3 Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.24%	5/29/2029	916	909	898	0.05%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.40% / 1.00%	9.22%	5/17/2029	1,045	1,046	1,034	0.06%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.40% / 1.00%	9.22%	5/17/2029	1,045	1,040	1,034	0.06%
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 0.00%	9.24%	5/17/2029	321	311	311	0.02%
Premier Tires & Service Acquisition, LLC Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.23%	5/17/2029	289	287	281	0.02%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 1.00%	9.22%	5/17/2029	1,696	1,696	1,670	0.09%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.50% / 1.00%	9.22%	5/17/2029	3,185	3,185	3,137	0.17%
Transgo, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.75% / 2.00%	9.47%	12/29/2028	2,052	2,028	2,034	0.11%
Transgo, LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.75% / 2.00%	9.47%	12/29/2028	3,009	2,984	2,984	0.16%
Transgo, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 2.00%	0.50%	12/29/2028	—	—	(6)	0.00%
Truck-Lite Co., LLC 2025 Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.48%	2/13/2032	185	176	179	0.01%
Truck-Lite Co., LLC 2025 Replacement Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.48%	2/13/2032	6,050	5,989	5,975	0.32%
Truck-Lite Co., LLC 2025 Replacement Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 5.00% / 0.75%	4.50%	2/13/2031	—	(7)	(24)	0.00%
Truck-Lite Co., LLC Delayed Draw Term Loan A	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.45%	2/13/2032	130	128	122	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Truck-Lite Co., LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 0.75%	8.48%	2/13/2032	706	674	639	0.03%
Truck-Lite Co., LLC Delayed Draw Term Loan C	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2032	—	(12)	(20)	0.00%
						$30,022	$29,726	1.62%

Automobile Manufacturers
JHCC Holdings LLC 2021-A Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	8.92%	9/9/2027	$894	$890	$893	0.05%
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.92%	9/9/2027	791	787	791	0.04%
JHCC Holdings LLC 2024-B Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.92%	9/9/2027	282	280	282	0.02%
JHCC Holdings LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 1.00%	8.92%	9/9/2027	3,994	3,988	3,990	0.21%
						$5,945	$5,956	0.32%

Automotive Retail
ABC Technologies Inc. Term Loan B	(3)(5)(7)(12)(24)(25)	1M SOFR + 0.00% / 0.75%	0.00% / 11.92%	8/22/2031	$9,411	$9,085	$9,065	0.49%
Epika Fleet Services, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.69%	4/17/2031	3,501	3,476	3,484	0.19%
Epika Fleet Services, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	8.69%	4/17/2031	2,000	1,986	1,991	0.11%
Epika Fleet Services, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 0.75%	8.69%	4/17/2031	4,000	3,971	3,982	0.21%
Epika Fleet Services, Inc. Delayed Draw Term A Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	8.84%	4/17/2031	2,515	2,497	2,506	0.13%
Epika Fleet Services, Inc. Delayed Draw Term B Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.69%	4/17/2031	1,723	1,704	1,723	0.09%
						$22,719	$22,751	1.22%

Building Products
AllMark Acquisition, LLC Initial Term Loan (AllMark Door)	(3)(4)(5)(7)(11)	6M SOFR + 5.50% / 1.00%	9.37%	5/4/2028	$4,874	$4,849	$4,825	0.26%
Arch Cutting Tools Corp. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.00%	8.52%	4/1/2026	4,859	4,856	4,833	0.26%
Big Top Holdings, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/1/2030	—	(1)	—	0.00%
Big Top Holdings, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	8.92%	3/1/2030	2,407	2,336	2,352	0.13%
Greenwood Operating Group, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.22%	5/7/2031	11,757	11,529	11,521	0.62%
Greenwood Operating Group, LLC Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.50% / 1.00%	9.22%	5/7/2031	3,980	3,903	3,900	0.21%
Greenwood Operating Group, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/7/2031	—	(80)	(84)	0.00%
Vybond Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 1.00% / 0.75%	1.00%	2/3/2032	—	(16)	—	0.00%
Vybond Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.42%	2/3/2032	5,366	5,293	5,281	0.28%
Vybond Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 4.75% / 0.75%	8.42%	2/3/2032	3,980	3,920	3,917	0.21%
Vybond Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 0.75%	0.50%	2/3/2032	—	(23)	—	0.00%
						$36,566	$36,545	1.97%

Commodity Chemicals
Guy Chemical Company, LLC Seventh Amendment U.S. Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.57%	11/9/2028	$4,950	$4,910	$4,908	0.26%
Guy Chemical Company, LLC U.S. Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 1.00%	8.57%	11/9/2027	4,861	4,835	4,861	0.26%
						$9,745	$9,769	0.52%

Communications Equipment
Owl Cyber Defense Solutions, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.75% / 1.00%	9.48%	9/11/2029	$340	$333	$340	0.02%
Owl Cyber Defense Solutions, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.75% / 1.00%	9.47%	9/11/2029	1,836	1,813	1,815	0.10%
Owl Cyber Defense Solutions, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.75% / 1.00%	9.47%	9/11/2029	3,366	3,340	3,328	0.18%
Owl Cyber Defense Solutions, LLC Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.75% / 1.00%	9.47%	9/11/2029	3,990	3,919	3,945	0.21%
						$9,405	$9,428	0.51%

The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Construction & Engineering
Ambient Enterprises Holdco LLC Delayed Draw Term B Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.92%	6/28/2030	$225	$210	$209	0.01%
Ambient Enterprises Holdco LLC Delayed Draw Term C Loan (First Lien)	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.75% / 1.00%	0.75%	6/28/2030	—	(29)	(1)	0.00%
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.92%	6/30/2030	1,924	1,904	1,873	0.10%
Ambient Enterprises Holdco LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/7/2029	—	(1)	(17)	0.00%
Ambient Enterprises Holdco LLC Second Amendment Term Loan (First Lien)	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.92%	6/28/2030	699	691	699	0.04%
Ambient Enterprises Holdco LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.92%	6/28/2030	2,685	2,655	2,630	0.14%
Ambient Enterprises Holdco LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 1.00%	8.92%	6/28/2030	4,057	3,980	3,974	0.21%
Ambient Enterprises Holdco LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.92%	6/30/2030	6,279	6,212	6,115	0.33%
Ambient Enterprises Holdco LLC Third Amendment Term Loan (First Lien)	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.09%	6/28/2030	811	801	798	0.04%
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.51%	7/31/2026	526	525	526	0.03%
Best Roofing Services LLC Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.67%	4/2/2029	1,148	1,132	1,123	0.06%
Best Roofing Services LLC Closing Date Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.00% / 1.00%	9.67%	4/2/2029	3,956	3,878	3,869	0.21%
Best Roofing Services LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.70%	4/2/2029	716	716	698	0.04%
Diverzify Intermediate LLC Second Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.92%	5/11/2027	482	481	482	0.03%
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.85%	5/11/2027	4,379	4,366	4,379	0.23%
Eskola LLC Delayed Draw Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.50% / 1.50%	12.23%	12/19/2029	2,886	2,861	2,886	0.15%
Eskola LLC Delayed Draw Term B Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	12/19/2029	—	(24)	(213)	-0.01%
Eskola LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.50% / 1.50%	12.23%	12/19/2029	8,080	7,997	7,602	0.41%
ESP Associates, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	10.52%	7/24/2028	1,469	1,454	1,446	0.08%
ESP Associates, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.50% / 1.00%	10.52%	7/24/2028	3,275	3,232	3,223	0.17%
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/7/2028	—	(22)	(24)	0.00%
G-A-I Consultants, Inc. First Amendment Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 1.00%	8.97%	10/7/2028	2,916	2,883	2,832	0.15%
G-A-I Consultants, Inc. Revolving Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 1.00%	8.82%	10/7/2028	99	92	92	0.00%
HP RSS Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	8.67%	12/11/2029	672	670	672	0.04%
HP RSS Buyer, Inc. General Purpose Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	9.00%	12/11/2029	432	430	432	0.02%
HP RSS Buyer, Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.42%	12/11/2029	362	357	362	0.02%
HP RSS Buyer, Inc. Special Purpose Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.67%	12/11/2029	144	144	144	0.01%
JS Global, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.22%	7/31/2030	176	157	159	0.01%
JS Global, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.17%	7/31/2030	3,044	2,993	2,998	0.16%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.00%	9.57%	12/30/2029	1,323	1,308	1,308	0.07%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.75% / 1.00%	9.57%	12/30/2029	1,096	1,087	1,084	0.06%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.75% / 1.00%	9.57%	12/30/2029	3,434	3,403	3,397	0.18%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.75% / 1.00%	9.57%	12/30/2029	4,211	4,174	4,166	0.22%
LJ Avalon Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 1.00%	8.29%	2/1/2030	1,399	1,326	1,397	0.07%
LJ Avalon Holdings, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	2/1/2029	—	(14)	—	0.00%
MechanAir LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	12/18/2031	—	(25)	(25)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
MechanAir LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 0.00%	9.60%	12/18/2031	1,045	1,036	1,036	0.06%
MechanAir LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.00% / 0.00%	9.63%	12/18/2031	9,263	9,218	9,217	0.49%
MKD Electric, LLC Revolving Loan	(3)(4)(5)(6)(7)(10)	1M SOFR + 6.25% / 1.25%	10.12%	5/31/2029	1,218	1,198	1,218	0.07%
MKD Electric, LLC Sea-Tac Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.25%	10.12%	5/31/2029	2,581	2,538	2,541	0.14%
MKD Electric, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.25%	10.12%	5/31/2029	4,619	4,554	4,537	0.24%
MKD Electric, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.25% / 1.25%	10.12%	5/31/2029	3,375	3,322	3,314	0.18%
MKD Electric, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.25% / 1.25%	10.12%	5/31/2029	3,947	3,873	3,876	0.21%
MOREgroup Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.92%	1/16/2030	1,154	1,141	1,137	0.06%
MOREgroup Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	8.92%	1/16/2030	3,267	3,227	3,217	0.17%
OSR Opco LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.50%	9.35%	3/15/2029	1,062	1,041	1,043	0.06%
OSR Opco LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.22%	3/15/2029	1,874	1,857	1,856	0.10%
OSR Opco LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.50% / 1.00%	9.22%	3/15/2029	3,366	3,333	3,333	0.18%
OSR Opco LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	9.44%	3/15/2029	2,495	2,463	2,470	0.13%
OSR Opco LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 0.00%	9.23%	3/15/2029	9,039	8,905	8,903	0.48%
Pave America Holding, LLC Closing Date Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	8.92% / 2.88%	8/27/2032	9,405	9,321	9,309	0.50%
Pave America Holding, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	9.19% / 2.88%	8/27/2032	956	924	956	0.05%
Pave America Holding, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.42%	8/27/2032	731	707	706	0.04%
PGI Parent LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.00%	8.67%	12/31/2031	5,279	5,226	5,226	0.28%
PGI Parent LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	12/31/2031	—	(10)	(10)	0.00%
PK Purchaser, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.14%	9/19/2029	4,734	4,684	4,331	0.23%
PK Purchaser, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	9.14%	9/19/2029	3,366	3,337	3,079	0.17%
PK Purchaser, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	9.14%	9/19/2029	4,244	4,204	3,882	0.21%
Puris LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.62%	6/30/2031	309	306	304	0.02%
Puris LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.62%	6/30/2031	3,366	3,316	3,313	0.18%
Puris LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.75% / 1.00%	9.62%	6/30/2031	3,979	3,922	3,916	0.21%
PVI Holdings, Inc. Last Out Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.95% / 1.00%	8.92%	1/18/2028	2,810	2,807	2,810	0.15%
PVI Holdings, Inc. Last Out Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 4.95% / 1.00%	8.92%	1/18/2028	3,979	3,979	3,979	0.21%
RailPros Parent, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	5/24/2032	—	(7)	(3)	0.00%
RailPros Parent, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 0.75%	8.38%	5/24/2032	2,653	2,627	2,616	0.14%
RailPros Parent, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	5/24/2032	—	(4)	—	0.00%
ResiXperts Holdco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.87%	5/2/2030	767	700	699	0.04%
ResiXperts Holdco, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.89%	5/2/2030	1,324	1,306	1,306	0.07%
ResiXperts Holdco, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.89%	5/2/2030	331	327	326	0.02%
ResiXperts Holdco, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/2/2030	—	(8)	(9)	0.00%
RRA Corporate, LLC Delayed Draw Term Loan 2	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.92%	8/15/2029	43	43	43	0.00%
RRA Corporate, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.92%	8/15/2029	41	40	41	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
RRA Corporate, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.92%	8/15/2029	3,039	3,002	2,984	0.16%
SuperHero Fire Protection, LLC Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.17%	12/31/2029	2,857	2,805	2,820	0.15%
SuperHero Fire Protection, LLC Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.17%	12/31/2029	3,937	3,890	3,885	0.21%
SuperHero Fire Protection, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.34%	12/31/2029	229	225	225	0.01%
The Vertex Companies, Inc. Delayed Draw Term Loan B	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.84%	8/31/2028	4,734	4,688	4,723	0.25%
The Vertex Companies, Inc. Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.87%	8/31/2027	712	696	712	0.04%
USIC Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 0.75%	9.32%	9/10/2031	10,432	10,382	10,354	0.56%
USIC Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.07%	9/10/2031	628	622	618	0.03%
USIC Holdings, Inc. Specified Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.32%	9/10/2031	354	354	352	0.02%
Valkyrie Buyer, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.42%	5/6/2031	504	498	504	0.03%
Valkyrie Buyer, LLC Delayed Draw Term Loan C	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.42%	5/6/2031	1,804	1,782	1,804	0.10%
Valkyrie Buyer, LLC Delayed Draw Term Loan D	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.74%	5/6/2031	2,503	2,451	2,502	0.13%
Valkyrie Buyer, LLC Delayed Draw Term Loan E	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.04%	5/6/2031	2,000	1,988	2,000	0.11%
Valkyrie Buyer, LLC Delayed Draw Term Loan F	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	5/6/2031	—	(45)	(46)	0.00%
Valkyrie Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	5/6/2030	—	(9)	—	0.00%
Valkyrie Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 4.75% / 0.75%	8.42%	5/6/2030	150	144	150	0.01%
Valkyrie Buyer, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.42%	5/6/2031	1,065	1,051	1,048	0.06%
Valkyrie Buyer, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 0.75%	8.42%	5/6/2031	3,267	3,225	3,216	0.17%
Vertex Companies, Inc., Term Loan D	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.75%	8/31/2028	2,876	2,855	2,849	0.15%
Vertex Companies, Inc., Term Loan D	(3)(4)(5)(7)(15)	1M SOFR + 5.00% / 1.00%	8.75%	8/31/2028	3,937	3,900	3,900	0.21%
Vertex Service Partners, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	9.67%	11/8/2030	320	320	320	0.02%
Vertex Service Partners, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 0.75%	9.67%	11/8/2030	3,301	3,301	3,301	0.18%
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.92%	11/8/2030	870	847	870	0.05%
Vertex Service Partners, LLC Revolving Facility	(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 0.75%	9.67%	11/8/2030	80	79	80	0.00%
Vertex Service Partners, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	9.67%	11/8/2030	1,883	1,864	1,878	0.10%
						$208,372	$206,862	11.12%

Consumer Electronics
Lakewood Acquisition Corporation Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.37%	1/24/2030	$6,168	$6,072	$6,044	0.32%
Lakewood Acquisition Corporation Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.37%	1/24/2030	3,937	3,862	3,857	0.21%
Lakewood Acquisition Corporation Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	1/24/2030	—	(43)	—	0.00%
						$9,891	$9,901	0.53%

Consumer Finance
CLGF Holdco 2, LLC Loan	(3)(4)(5)(7)	FIXED + 12.50%	12.50%	4/23/2030	$6,670	$6,583	$6,670	0.36%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Data Processing & Outsourced Services
Case Works, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.09%	10/1/2029	$70	$69	$69	0.00%
Case Works, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.25%	10/1/2029	41	40	40	0.00%
Case Works, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	8.92%	10/1/2029	4,752	4,708	4,704	0.25%
Penncomp, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 0.75%	8.97%	10/17/2028	2,382	2,346	2,382	0.13%
Penncomp, LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 0.75%	8.97%	4/17/2030	777	768	776	0.04%
Penncomp, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 0.75%	0.50%	10/17/2028	-	-	-	0.00%
Penncomp, LLC Term Loan A	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 1.50%	8.97%	10/17/2028	2,529	2,493	2,423	0.13%
Sabel Systems Technology Solutions, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	10/31/2030	-	(2)	(2)	0.00%
Sabel Systems Technology Solutions, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.00% / 1.00%	9.72%	10/31/2030	2,789	2,759	2,761	0.15%
						$13,181	$13,153	0.70%

Distributors
RPM Purchaser, Inc. Delayed Draw Term Loan B	(3)(4)(5)(6)(7)	1M SOFR + 6.25% / 2.00%	10.08%	9/11/2028	$789	$768	$758	0.04%
RPM Purchaser, Inc. Delayed Draw Term Loan B	(3)(4)(5)(7)(10)	1M SOFR + 6.25% / 2.00%	10.08%	9/11/2028	544	535	531	0.03%
RPM Purchaser, Inc. Effective Date Term Loan B	(3)(4)(5)(7)(10)	1M SOFR + 6.25% / 2.00%	10.08%	9/11/2028	574	555	564	0.03%
RPM Purchaser, Inc. Effective Date Term Loan B	(3)(4)(5)(7)(14)	1M SOFR + 6.25% / 2.00%	10.08%	9/11/2028	3,267	3,205	3,213	0.17%
						$5,063	$5,066	0.27%

Diversified Capital Markets
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.75%	8.22%	10/4/2030	$4,967	$4,925	$5,016	0.27%
GC Waves Holdings, Inc. 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.50% / 0.75%	8.22%	10/4/2030	48	44	43	0.00%
						$4,969	$5,059	0.27%

Diversified Chemicals
Opta Inc. 2024 Incremental Delayed Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.50%	10.58%	11/9/2028	$1,728	$1,682	$1,724	0.09%
Opta Inc. Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 6.75% / 1.50%	10.62%	11/8/2028	3,366	3,339	3,319	0.18%
Opta Inc. Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 6.75% / 1.50%	10.62%	11/8/2028	3,494	3,458	3,446	0.18%
V Global Holdings LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	9.77%	1/2/2029	4,880	4,874	4,739	0.25%
						$13,353	$13,228	0.70%

Diversified Metals & Mining
George Holding, Inc. Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.59%	1/31/2031	$7,214	$7,154	$7,126	0.38%

Diversified Support Services
Accent Building Materials Holdings LLC Term B Delayed Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 6.25% / 1.00%	10.32%	8/6/2029	$900	$860	$897	0.05%
Accent Building Materials Holdings LLC Term Loan B	(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	9.99%	8/6/2029	629	587	615	0.03%
Accent Building Materials Holdings LLC Term Loan B	(3)(4)(5)(7)(14)	3M SOFR + 6.25% / 1.00%	9.99%	8/6/2029	3,300	3,220	3,231	0.17%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 1.00%	8.97%	7/22/2027	2,842	2,838	2,842	0.15%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(3)(4)(5)(7)(14)	1M SOFR + 5.25% / 1.00%	8.97%	7/22/2027	3,266	3,265	3,266	0.18%
Certified Collision Group Acquisition Corp. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 0.00% / 1.00%	5.00%	5/17/2027	—	—	—	0.00%
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	(3)(4)(5)(6)(7)(10)	6M SOFR + 4.50% / 1.00%	8.53%	11/19/2030	651	637	651	0.03%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.17%	9/28/2029	2,192	2,181	2,177	0.12%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.17%	9/28/2029	2,905	2,874	2,885	0.15%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.17%	9/28/2029	3,267	3,247	3,245	0.17%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.17%	9/28/2029	3,980	3,955	3,953	0.21%
FLS Holding, Inc. Term B Loan (FLS Transportation Services)	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.07%	12/15/2028	4,874	4,837	4,473	0.24%
Integrated Power Services Holdings, Inc. Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 1.00%	8.58%	11/22/2028	6,171	6,151	6,117	0.33%
Integrated Power Services Holdings, Inc. Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.58%	11/22/2028	6,171	6,151	6,117	0.33%
Moonlight Parent, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	9/9/2032	—	(25)	—	0.00%
Moonlight Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.57%	9/9/2032	6,453	6,392	6,390	0.34%
Moonlight Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 0.75%	8.57%	9/9/2032	3,300	3,269	3,268	0.18%
Moonlight Parent, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/9/2032	—	(15)	—	0.00%
PrimeFlight Acquisition, LLC Amendment No. 5 Additional Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.12%	5/1/2029	1,283	1,278	1,278	0.07%
PrimeFlight Acquisition, LLC Amendment No. 7 Additional Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.09%	5/1/2029	541	536	536	0.03%
PrimeFlight Acquisition, LLC Amendment No. 7 Additional Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 1.00%	9.09%	5/1/2029	576	571	571	0.03%
PrimeFlight Acquisition, LLC Amendment No. 8 Additional Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.00%	8.62%	5/1/2029	748	741	741	0.04%
PrimeFlight Acquisition, LLC Amendment No.4 Additional Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	8.92%	5/1/2029	629	626	620	0.03%
Primeflight Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.35%	5/1/2029	3,266	3,243	3,236	0.17%
Primeflight Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.35%	5/1/2029	3,568	3,537	3,535	0.19%
SV Newco 2, Inc. 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.42%	6/2/2031	1,631	1,593	1,592	0.09%
SV Newco 2, Inc. 2025 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.42%	6/2/2031	2,586	2,575	2,573	0.14%
SV Newco 2, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 3.75% / 0.75%	9.08%	6/2/2031	1,041	1,036	1,036	0.06%
SV Newco 2, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.42%	6/2/2031	1,655	1,647	1,647	0.09%
SV Newco 2, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 4.75% / 0.75%	4.25%	6/2/2031	—	(3)	(3)	0.00%
TL Voltron Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.09%	12/31/2030	7,373	7,248	7,183	0.39%
TL Voltron Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	9.09%	12/31/2030	3,218	3,164	3,134	0.17%
TL Voltron Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 1.00%	9.09%	12/31/2030	4,258	4,179	4,148	0.22%
TRAK Purchaser, Inc. Amendment No.1 Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.00%	9.20%	6/20/2031	3,636	3,600	3,600	0.19%
TRAK Purchaser, Inc. Amendment No.1 Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 0.00%	9.20%	6/20/2031	3,636	3,600	3,600	0.19%
Visu-Sewer, LLC Initial Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 6.00% / 1.00%	9.81%	11/8/2029	4,900	4,852	4,867	0.26%
W. A. Kendall And Company, LLC Incremental Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 5.75% / 1.00%	9.77%	4/22/2030	2,949	2,917	2,948	0.16%
W.A. Kendall and Company, LLC Initial Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 5.88% / 1.00%	9.90%	4/22/2030	4,846	4,816	4,846	0.26%
W.A. Kendall and Company, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.88% / 1.00%	10.50%	4/22/2030	266	262	262	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
W.A. Kendall and Company, LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	6M SOFR + 5.75% / 1.00%	10.04%	4/22/2030	666	635	666	0.04%
W.A. Kendall and Company, LLC Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 5.75% / 1.00%	10.38%	4/22/2030	2,296	2,274	2,277	0.12%
W.A. Kendall and Company, LLC Sixth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	10.04%	4/22/2030	140	140	140	0.01%
						$105,491	$105,160	5.64%

Drug Retail
Puma Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 0.00% / 0.50%	0.00%	3/29/2032	$17,057	$16,946	$17,057	0.91%
Puma Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.50%	0.38%	3/29/2032	—	(18)	—	0.00%
						$16,928	$17,057	0.91%

Education Services
Cambium Learning Group, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 0.75%	9.46%	7/20/2028	$5,852	$5,816	$5,791	0.31%
Med Learning Group, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/30/2027	—	(10)	—	0.00%
Med Learning Group, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.75% / 1.00%	9.42%	12/30/2027	5,388	5,342	5,338	0.29%
Med Learning Group, LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.75% / 1.00%	9.42%	12/30/2027	5,388	5,342	5,338	0.29%
REP TEC Intermediate Holdings, Inc Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.60%	5/30/2031	8,684	8,643	8,641	0.46%
REP TEC Intermediate Holdings, Inc Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.60%	5/30/2031	8,684	8,643	8,641	0.46%
REP TEC Intermediate Holdings, Inc. Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/30/2031	—	(13)	(13)	0.00%
Salisbury House, LLC Closing Date Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 5.00% / 0.00%	8.73%	8/18/2032	6,125	6,095	6,095	0.33%
Salisbury House, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	8/18/2032	—	(6)	(6)	0.00%
Salisbury House, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.00%	8.72%	8/18/2032	123	119	119	0.01%
						$39,971	$39,944	2.15%

Electrical Components & Equipment
C3 AcquisitionCo, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.50%	9.82%	11/26/2030	$1,360	$1,324	$1,344	0.07%
C3 AcquisitionCo, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.00% / 1.50%	9.72%	11/26/2030	3,773	3,733	3,723	0.20%
C3 AcquisitionCo, LLC Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 6.00% / 1.50%	9.72%	11/26/2030	4,015	3,966	3,962	0.21%
C3 AcquisitionCo, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.50%	9.82%	11/26/2030	545	535	538	0.03%
Force Electrical Buyerco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.26%	10/21/2032	56	5	53	0.00%
Force Electrical Buyerco, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	PRIME + 3.50% / 0.75%	10.25%	10/21/2032	210	199	209	0.01%
Force Electrical Buyerco, LLC Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.50% / 0.75%	8.37%	10/21/2032	3,073	3,043	3,041	0.16%
Inventus Power, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	6/30/2026	—	(10)	(1)	0.00%
Inventus Power, Inc. Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 7.50% / 1.00%	11.33%	6/30/2026	3,065	3,044	3,050	0.16%
MoboTrex, LLC Amendment No. 4 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	6M SOFR + 5.00% / 1.00%	8.67%	6/6/2031	689	674	673	0.04%
MoboTrex, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.69%	6/7/2030	158	150	149	0.01%
MoboTrex, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 0.00% / 1.00%	0.00%	6/7/2030	6,237	6,193	6,190	0.33%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.09%	11/4/2030	4,415	4,381	4,381	0.23%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Principal Lighting Group, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	9.09%	11/4/2030	3,134	3,109	3,109	0.17%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 1.00%	9.09%	11/4/2030	4,185	4,145	4,153	0.22%
Principal Lighting Group, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/4/2030	—	(13)	—	0.00%
Spark Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/15/2031	—	(16)	(155)	-0.01%
Spark Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.13%	10/15/2031	1,392	1,374	1,296	0.07%
Spark Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	9.13%	10/15/2031	1,528	1,505	1,423	0.08%
Spark Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 0.75%	9.13%	10/15/2031	3,267	3,225	3,042	0.16%
Spark Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	9.09%	10/15/2031	425	409	346	0.02%
						$40,975	$40,526	2.16%

Electronic Equipment & Instruments
Dwyer Instruments, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.42%	7/20/2029	$1,411	$1,398	$1,411	0.08%
Dwyer Instruments, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.42%	7/20/2029	7,462	7,398	7,398	0.40%
Dwyer Instruments, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.42%	7/20/2029	3,318	3,291	3,289	0.18%
Dwyer Instruments, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.69%	7/20/2029	608	595	608	0.03%
Payscape Buyer, Inc. (NXGEN) Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.47%	10/31/2027	3,595	3,567	3,565	0.19%
Payscape Buyer, Inc. Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.47%	11/1/2027	6,354	6,305	6,303	0.34%
REE Holdings III Corp. Term Loan (Rees Scientific Corporation)	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 1.00%	8.97%	11/4/2028	4,671	4,630	4,671	0.25%
SRP Eagle Buyer Inc Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	12/8/2031	-	(64)	(65)	0.00%
SRP Eagle Buyer Inc Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.00%	8.74%	12/8/2031	10,968	10,859	10,858	0.58%
SRP Eagle Buyer Inc Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	12/8/2031	-	(25)	(26)	0.00%
						$37,954	$38,012	2.05%

Electronic Manufacturing Services
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 6.50% / 1.00%	10.49%	10/5/2027	$158	$158	$151	0.01%
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.49% / 4.75%	10/5/2027	2,657	2,642	2,524	0.14%
						$2,800	$2,675	0.15%

Environmental & Facilities Services
Aptive Environmental, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	10/15/2032	$-	$(7)	$(7)	0.00%
Aptive Environmental, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/15/2032	—	(14)	(15)	0.01%
Aptive Environmental, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 0.75%	8.47%	10/15/2032	8,337	8,255	8,253	0.44%
Aptive Environmental, LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.75% / 0.75%	8.47%	10/15/2032	8,337	8,255	8,253	0.44%
Atlantic Pipe Services, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	12/1/2031	—	(33)	(33)	0.01%
Atlantic Pipe Services, LLC Initial Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 4.50% / 1.00%	8.20%	12/1/2031	4,628	4,571	4,570	0.25%
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 7.75% / 1.00%	9.42%	3/17/2027	395	395	395	0.02%
AVW WV Buyer, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.42%	3/17/2027	3,365	3,343	3,365	0.18%
AVW WV Buyer, Inc. Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.75% / 1.00%	9.42%	3/17/2027	3,963	3,963	3,963	0.21%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Creative Multicare, LLC Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.09%	3/27/2030	4,913	4,860	4,843	0.26%
Duke's Root Control, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.85%	12/10/2029	2,205	2,200	2,189	0.12%
Duke's Root Control, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.85%	12/10/2029	2,205	2,195	2,189	0.12%
Duke's Root Control, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/8/2028	—	(3)	(3)	0.00%
Duke's Root Control, Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.63%	12/10/2029	765	760	761	0.04%
Duke's Root Control, Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.63%	12/10/2029	765	760	761	0.04%
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	6M SOFR + 5.25% / 1.00%	8.85%	11/19/2029	624	607	604	0.03%
HEF Safety Ultimate Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 5.25% / 1.00%	8.85%	11/19/2029	2,554	2,517	2,476	0.13%
Helios Service Partners, LLC Delayed Draw Term Loan 2022	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.00% / 1.00%	0.00%	3/19/2027	—	(7)	(1)	0.00%
Rotolo Consultants, Inc. Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.43%	1/31/2031	3,113	3,083	3,084	0.17%
Rotolo Consultants, Inc. Delayed Draw Term Loan (2025)	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.00%	9.43%	1/31/2031	490	488	490	0.03%
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 1.00%	8.72%	9/4/2029	4,959	4,957	4,959	0.27%
Vortex Companies, LLC Amendment No. 4 Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.72%	9/4/2029	2,228	2,214	2,213	0.12%
Vortex Companies, LLC Amendment No.2 Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 1.00%	8.72%	9/4/2029	2,998	2,971	2,968	0.16%
Vortex Companies, LLC Delayed Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.72%	5/7/2032	119	116	119	0.01%
Vortex Companies, LLC Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 1.00%	8.72%	9/4/2029	2,903	2,877	2,903	0.16%
Vortex Companies, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.72%	9/4/2029	331	327	331	0.02%
Vortex Companies, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.72%	5/7/2032	1,303	1,294	1,299	0.07%
VTC Buyer Corp. Advance	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/15/2031	—	(13)	—	0.00%
VTC Buyer Corp. Designated Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.01%	7/15/2031	3,173	3,151	3,173	0.17%
VTC Buyer Corp. Future Expansion Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.01%	7/15/2031	844	829	844	0.05%
VTC Buyer Corp. Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.15%	7/15/2031	3,037	3,014	3,017	0.16%
VTC Buyer Corp. Term A Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.15%	7/15/2031	3,037	3,016	3,017	0.16%
Wasteology Group Transportation, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/3/2032	—	(33)	(34)	0.00%
Wasteology Group Transportation, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	11/3/2032	—	(10)	(10)	0.00%
Wasteology Group Transportation, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 0.75%	9.84%	11/3/2032	2,883	2,854	2,854	0.15%
						$73,752	$73,790	4.00%

Financial Exchanges & Data
Wharf Street Ratings Acquisition LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	9/16/2032	$—	$(8)	$(8)	0.00%
Wharf Street Ratings Acquisition LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 0.75%	8.47%	9/16/2032	7,342	7,307	7,305	0.39%
Wharf Street Ratings Acquisition LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.75% / 0.75%	8.47%	9/16/2032	7,342	7,307	7,305	0.39%
Wharf Street Ratings Acquisition LLC_Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/16/2032	—	(8)	—	0.00%
						$14,598	$14,602	0.78%

Food Distributors
Costanzo's Bakery, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.17%	6/18/2027	$502	$499	$502	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Costanzo's Bakery, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.17%	6/18/2027	2,931	2,916	2,927	0.16%
GMF Parent, Inc. Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.00%	8.20%	12/20/2032	5,130	5,079	5,078	0.27%
GMF Parent, Inc.Delayed Draw Term Loan A 12/25	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	12/20/2032	—	(14)	(14)	0.00%
GMF Parent, Inc.Delayed Draw Term Loan B 12/25	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	12/20/2032	—	(13)	(13)	0.00%
GMF Parent, Inc.Revolver 12/25	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.00%	0.00%	12/20/2032	—	(8)	(8)	0.00%
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.44%	8/1/2030	396	371	396	0.02%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.50%	8/1/2030	1,264	1,248	1,244	0.07%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.50%	8/1/2030	3,366	3,330	3,312	0.18%
Heritage Foodservice Investment, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.51%	8/1/2030	100	94	100	0.01%
Recipe Acquisition Corp. Delayed Draw Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.67%	7/31/2031	141	141	141	0.01%
Recipe Acquisition Corp. Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.67%	7/31/2031	457	453	457	0.02%
Recipe Acquisition Corp. Term Loan (First Lien)	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.67%	7/31/2031	321	319	321	0.02%
Recipe Acquisition Corp. Term Loan (First Lien)	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	8.67%	7/31/2031	3,366	3,352	3,366	0.18%
Recipe Acquisition Corp. Term Loan (First Lien)	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	8.67%	7/31/2031	3,973	3,938	3,973	0.21%
Rushmore Investment III LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.87%	10/18/2030	8,352	8,216	8,304	0.45%
Rushmore Investment III LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.87%	10/18/2030	3,950	3,912	3,927	0.21%
Sunset Distributing, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.42%	5/30/2030	1,364	1,327	1,364	0.07%
Sunset Distributing, LLC Term Loan A	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.42%	5/30/2030	3,558	3,494	3,522	0.19%
Sunset Distributing, LLC Term Loan A	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.42%	5/30/2030	3,558	3,492	3,522	0.19%
						$42,146	$42,421	2.29%

Health Care Distributors
ASP Global Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.09%	7/31/2029	$1,518	$1,503	$1,514	0.08%
ASP Global Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.09%	7/31/2029	1,869	1,855	1,838	0.10%
ASP Global Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	9.09%	7/31/2029	3,267	3,243	3,214	0.17%
ASP Global Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.09%	7/31/2029	538	534	538	0.03%
HEC Purchaser Corp. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/17/2029	—	(9)	(11)	0.00%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(12)	6M SOFR + 5.00% / 1.00%	8.87%	6/17/2029	970	960	957	0.05%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(13)	6M SOFR + 5.00% / 1.00%	8.87%	6/17/2029	8,698	8,635	8,579	0.46%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(14)	6M SOFR + 5.00% / 1.00%	8.87%	6/17/2029	3,249	3,244	3,205	0.17%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(15)	6M SOFR + 5.00% / 1.00%	8.87%	6/17/2029	4,035	4,031	3,980	0.21%
IDC Infusion Services, Inc. Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	9.87%	7/7/2028	5,940	5,893	5,902	0.31%
						$29,889	$29,716	1.58%

Health Care Equipment
ACP Oak Buyer, Inc. 2025 Refinancing Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/16/2031	$-	$(9)	$-	0.00%
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.17%	5/16/2031	3,506	3,489	3,488	0.19%
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.17%	5/16/2031	1,990	1,980	1,980	0.11%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	9.17%	5/16/2031	3,980	3,961	3,960	0.21%
ACP Oak Buyer, Inc. 2025-1 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	6M SOFR + 5.00% / 1.00%	8.78%	5/16/2031	2,268	2,252	2,268	0.12%
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	6M SOFR + 5.00% / 1.00%	8.78%	5/16/2031	1,814	1,799	1,814	0.10%
Artivion, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 2.00%	8.74%	1/20/2031	1,059	1,056	1,015	0.05%
Artivion, Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 2.00%	1.00%	1/21/2031	—	(12)	(11)	0.00%
Blades Buyer, Inc. Term A Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.62%	3/28/2028	4,874	4,865	4,874	0.26%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(3)(4)(5)(7)(10)	1M SOFR + 6.00% / 1.00%	9.82%	6/10/2027	1,620	1,620	1,620	0.09%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(3)(4)(5)(7)(14)	1M SOFR + 6.00% / 1.00%	9.82%	6/10/2027	3,267	3,267	3,266	0.18%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	(3)(4)(5)(6)(7)	1M SOFR + 6.00% / 1.00%	9.82%	6/10/2027	3,871	3,810	3,870	0.21%
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.92%	6/10/2027	416	403	416	0.02%
Medical Device Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.00%	7/11/2029	1,473	1,452	1,457	0.08%
Medical Device Inc. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	9.00%	7/11/2029	3,267	3,207	3,230	0.17%
Medical Device Inc. Revolving Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 6.50% / 1.00%	6.50%	7/11/2029	607	607	577	0.03%
Medical Device Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.00%	7/11/2029	1,455	1,440	1,437	0.08%
Medical Device Inc. Third Amendment Incremental Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	7/11/2029	—	(16)	(16)	0.00%
Medical Device Inc. Third Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.00%	8.96%	7/11/2029	2,445	2,414	2,414	0.13%
Medical Device Inc. Third Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.00%	8.96%	7/11/2029	1,322	1,306	1,306	0.07%
OSP WILDCAT MERGER SUB, INC_Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.17%	9/3/2030	1,642	1,624	1,622	0.09%
Par Excellence Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/3/2030	—	(1)	—	0.00%
Par Excellence Holdings, Inc. Term B-1 Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.74%	9/3/2030	7,432	7,335	7,322	0.39%
Par Excellence Holdings, Inc. Term B-1 Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	8.74%	9/3/2030	3,980	3,926	3,921	0.21%
Pediatric Home Respiratory Services, LLC Delayed Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/23/2030	—	(2)	—	0.00%
Pediatric Home Respiratory Services, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/23/2030	—	(3)	—	0.00%
Pediatric Home Respiratory Services, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 5.50% / 0.75%	9.10%	12/23/2030	3,890	3,881	3,880	0.21%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(10)	6M SOFR + 5.50% / 1.00%	9.10%	12/23/2030	2,145	2,140	2,113	0.11%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 5.50% / 1.00%	9.10%	12/23/2030	2,751	2,744	2,710	0.15%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(14)	6M SOFR + 5.50% / 1.00%	9.10%	12/23/2030	3,375	3,327	3,324	0.18%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(15)	6M SOFR + 5.50% / 1.00%	9.10%	12/23/2030	3,980	3,923	3,920	0.21%
Spruce Bidco II Inc. Initial U.S. Dollar Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 4.75% / 0.75%	8.45%	2/2/2032	14,522	14,310	14,210	0.76%
SunMed Group Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 0.75%	9.44%	6/16/2028	1,607	1,586	1,573	0.08%
SunMed Group Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 0.75%	9.44%	6/16/2028	3,266	3,208	3,197	0.17%
						$86,889	$86,757	4.66%

Health Care Facilities
AAH Topco, LLC Class C Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 0.75%	8.82%	12/22/2027	$1,659	$1,629	$1,628	0.09%
American Family Care, LLC Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/28/2029	—	(5)	—	0.00%
American Family Care, LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	2/28/2029	—	(16)	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
American Family Care, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.42%	2/28/2029	4,816	4,794	4,792	0.26%
Beacon Oral Specialists Management LLC Eighth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/14/2026	—	(3)	—	0.00%
Bristol Hospice, L.L.C. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.72%	8/26/2032	7,303	7,268	7,267	0.39%
Bristol Hospice, L.L.C. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	8.72%	8/26/2032	7,303	7,268	7,267	0.39%
Bristol Hospice, L.L.C. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/26/2032	—	(7)	—	0.00%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.96%	1/3/2030	6,359	6,307	6,355	0.34%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.96%	1/3/2030	2,344	2,325	2,343	0.13%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	8.96%	1/3/2030	4,015	4,002	4,013	0.22%
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.90%	1/3/2030	1,810	1,794	1,810	0.10%
Capitol Imaging Acquisition Corp. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.89%	1/3/2030	221	214	221	0.01%
Community Care Partners, LLC Closing Date Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.00% / 1.00%	9.83%	6/10/2026	1,952	1,948	1,942	0.10%
CRH Healthcare Purchaser, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/17/2031	—	(30)	(1)	0.00%
CRH Healthcare Purchaser, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/17/2031	—	(12)	—	0.00%
CRH Healthcare Purchaser, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.92%	9/17/2031	6,811	6,746	6,741	0.36%
CRH Healthcare Purchaser, Inc. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	8.92%	9/17/2031	6,811	6,746	6,741	0.36%
Discovery SL Management, LLC Closing Date Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.47%	3/18/2030	1,719	1,709	1,704	0.09%
Discovery SL Management, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.47%	3/18/2030	288	287	288	0.02%
Discovery SL Management, LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 1.00%	8.47%	3/18/2030	920	912	900	0.05%
Discovery SL Management, LLC Delayed Draw Term Loan C	(3)(4)(5)(6)(7)(8)	6M SOFR + 1.00% / 1.00%	1.00%	3/18/2030	—	(8)	(5)	0.00%
Discovery SL Management, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/18/2030	—	(2)	—	0.00%
IPC Pain Acquisition, LLC Delayed Draw Tem Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.22%	5/19/2027	2,647	2,630	2,647	0.14%
IPC Pain Acquisition, LLC Third Amendment Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 0.00%	9.23%	5/19/2027	585	585	585	0.03%
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	(3)(4)(5)(6)(7)(8)	3M SOFR + 4.63% / 0.75%	4.63%	11/22/2029	—	—	—	0.00%
SDG Mgmt Company, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	9.75%	7/3/2028	784	785	784	0.04%
SDG Mgmt Company, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	9.81%	7/3/2028	1,545	1,532	1,542	0.08%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	(3)(4)(5)(6)(7)(12)	3M SOFR + 5.50% / 0.75%	9.84%	7/3/2028	254	253	254	0.01%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan B	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	9.67%	7/3/2028	742	737	738	0.04%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan C	(3)(4)(5)(7)	3M SOFR + 5.75% / 0.75%	9.69%	7/3/2028	498	495	498	0.03%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 1.00%	9.40%	3/27/2028	942	926	942	0.05%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.17%	3/27/2028	2,463	2,439	2,428	0.13%
TVG Shelby Buyer, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	3/27/2028	—	(2)	—	0.00%
U.S. Urology Partners, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	4/8/2032	—	(227)	(221)	-0.01%
						$64,019	$64,203	3.45%

Health Care Services
Advanced Medical Management, LLC Amendment No. 8 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.99%	6/18/2028	$3,842	$3,800	$3,791	0.20%
Advanced Medical Management, LLC Amendment No. 8 Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.00% / 1.00%	9.99%	6/18/2028	4,057	4,005	4,003	0.21%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Advanced Medical Management, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.82%	12/18/2026	3,285	3,241	3,227	0.17%
Advanced Medical Management, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	9.82%	12/18/2026	3,267	3,229	3,209	0.17%
Advanced Medical Management, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.89%	12/18/2026	702	685	665	0.04%
Apex Dental Partners, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.84%	10/29/2030	2,841	2,832	2,819	0.15%
Apex Dental Partners, LLC Revolving Credit	(3)(4)(5)(6)(7)	PRIME + 4.00% / 1.00%	10.75%	10/29/2030	90	89	90	0.00%
Apex Dental Partners, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.84%	10/29/2030	789	788	788	0.04%
Apex Dental Partners, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	8.84%	10/29/2030	3,691	3,682	3,687	0.20%
Apex Dental Partners, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	8.84%	10/29/2030	4,015	4,012	4,011	0.22%
BCDI Rodeo Dental Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.22%	12/31/2026	1,243	1,239	1,239	0.07%
BCDI Rodeo Dental Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.22%	12/31/2026	1,646	1,641	1,641	0.09%
BCDI Rodeo Dental Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 1.00%	9.22%	12/31/2026	3,939	3,925	3,925	0.21%
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.29%	12/31/2026	1,325	1,317	1,317	0.07%
BCDI Rodeo Dental Buyer, LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.22%	12/31/2026	121	121	120	0.01%
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	6M SOFR + 5.50% / 1.00%	9.19%	12/14/2026	6,615	6,603	6,615	0.35%
CCHN Holdings, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 0.75%	8.97%	4/1/2030	2,642	2,601	2,642	0.14%
CCHN Holdings, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.25% / 0.75%	8.97%	4/1/2030	3,267	3,267	3,267	0.18%
CVAUSA Management, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 1.00%	8.98%	5/22/2029	2,647	2,520	2,647	0.14%
CVAUSA Management, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 5.25% / 1.00%	4.75%	5/22/2029	—	(1)	—	0.00%
CVAUSA Management, LLC Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 1.00%	8.99%	5/22/2029	2,941	2,900	2,918	0.16%
CVAUSA Management, LLC Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.25% / 1.00%	8.99%	5/22/2029	4,463	4,423	4,429	0.24%
Dentive, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.25% / 0.75%	10.92% / 4.25%	12/22/2028	2,305	2,285	2,182	0.12%
Dentive, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.25% / 0.75%	10.92% / 4.25%	12/22/2028	1,265	1,258	1,196	0.06%
Dentive, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 7.25% / 0.75%	10.92% / 4.25%	12/22/2028	3,375	3,343	3,189	0.17%
Dentive, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 3.00% / 0.75%	11.12% / 4.25%	12/22/2028	14	10	(2)	0.00%
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.00% / 1.00%	9.82%	4/21/2028	7,903	7,852	7,903	0.42%
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.00% / 1.00%	9.82%	4/21/2028	3,170	3,170	3,170	0.17%
DermCare Management, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.00% / 1.00%	9.82%	4/21/2028	471	471	471	0.03%
DermCare Management, LLC Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 6.00% / 1.00%	9.82%	4/21/2028	3,979	3,979	3,979	0.21%
DermCare Management, LLC Revolving Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 1.00%	9.82%	4/21/2028	359	359	359	0.02%
Elder Care Opco LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.50%	0.75%	7/31/2030	—	(19)	(21)	0.00%
Elder Care Opco LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.50%	8.67%	7/31/2030	3,795	3,763	3,762	0.20%
Elder Care Opco LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	7/31/2030	—	(6)	(6)	0.00%
Elevate HD Parent, Inc. Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.00% / 1.00%	9.82%	8/20/2029	1,621	1,599	1,593	0.09%
Elevate HD Parent, Inc. Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 6.00% / 1.00%	9.82%	8/20/2029	3,267	3,213	3,210	0.17%
Eval Home Health Solutions Intermediate, L.L.C. Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.75% / 1.00%	9.47%	5/10/2030	1,993	1,968	1,949	0.10%
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/10/2030	—	(1)	(2)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/13/2030	—	—	—	0.00%
Gen4 Dental Partners OPCO, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.64%	5/13/2030	2,362	2,344	2,339	0.13%
Gen4 Dental Partners OPCO, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.64%	5/13/2030	3,267	3,241	3,235	0.17%
Gen4 Dental Partners OPCO, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/13/2030	—	—	(1)	0.00%
Hardenbergh Group, Inc., The Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 2.00%	10.27%	8/7/2028	1,648	1,632	1,632	0.09%
Hardenbergh Group, Inc., The Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 2.00%	10.27%	8/7/2028	3,076	3,050	3,049	0.16%
Hardenbergh Group, Inc., The Second Amendment Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.50% / 2.00%	10.27%	8/7/2028	3,937	3,901	3,902	0.21%
Hardenbergh Group, Inc., The Third Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.50% / 2.00%	10.27%	8/7/2028	2,312	2,291	2,290	0.12%
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.60%	8/31/2028	6,543	6,470	6,527	0.35%
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 1.00%	9.60%	8/31/2028	5,628	5,556	5,614	0.30%
HHS Buyer, Inc. First Incremental Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.58%	8/31/2028	2,066	2,044	2,037	0.11%
HHS Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 5.50% / 1.00%	5.13%	8/31/2028	—	(28)	(6)	0.00%
Home Care Assistance, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	9.92%	3/30/2027	3,050	3,042	3,019	0.16%
Houseworks Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.32%	12/15/2028	1,504	1,499	1,442	0.08%
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/15/2028	—	2	(100)	-0.01%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.32%	12/15/2028	1,605	1,582	1,542	0.08%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.32%	12/15/2028	3,267	3,219	3,139	0.17%
Houseworks Holdings, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.32%	12/15/2028	2,444	2,367	2,344	0.13%
KabaFusion Parent LLC First Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.42%	11/24/2031	5,148	5,148	5,148	0.28%
KabaFusion Parent LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.42%	11/24/2031	5,657	5,633	5,648	0.30%
KabaFusion Parent LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.42%	11/24/2031	5,657	5,633	5,648	0.30%
KabaFusion Parent LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 0.75%	0.50%	11/24/2031	—	(6)	—	0.00%
MB2 Dental Solutions, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 0.75%	9.22%	2/13/2031	4,237	4,206	4,213	0.23%
MB2 Dental Solutions, LLC Revolving Commitment	(3)(4)(5)(6)(7)(12)	1M SOFR + 5.50% / 0.75%	9.22%	2/13/2031	54	52	51	0.00%
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 0.75%	9.27%	2/13/2031	773	768	760	0.04%
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 0.75%	9.22%	2/13/2031	614	610	609	0.03%
Medina Health, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2028	—	(5)	—	0.00%
Medina Health, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	9.92%	10/20/2028	3,017	2,977	2,970	0.16%
Medrina, LLC Initial Delayed Draw Term Loan Facility	(3)(4)(5)(7)(10)	6M SOFR + 6.00% / 1.00%	10.22%	10/20/2029	612	601	612	0.03%
Medrina, LLC Initial Term Loan Facility	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	9.69%	10/20/2029	382	375	375	0.02%
Medrina, LLC Initial Term Loan Facility	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	9.69%	10/20/2029	3,267	3,198	3,204	0.17%
Medrina, LLC Revolving Facility	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2029	—	(9)	—	0.00%
Medrina, LLC Second Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.70%	10/20/2029	979	893	938	0.05%
Medrina, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.00% / 1.00%	9.72%	10/20/2029	9,474	9,336	9,332	0.50%
NORA Acquisition, LLC Revolving Credit	(3)(4)(5)(6)(7)(10)	3M SOFR + 6.25% / 1.00%	9.92%	8/31/2029	175	169	147	0.01%
NORA Acquisition, LLC Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	10.02%	8/31/2029	3,041	2,986	2,751	0.15%
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.28%	10/29/2027	333	319	327	0.02%
North Haven USHC Acquisition, Inc. Fourth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.21%	10/29/2027	2,659	2,646	2,595	0.14%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

The accompanying notes are an integral part of these consolidated financial statements.

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
NS and Associates LLC New Term A Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.07%	8/6/2030	4,943	4,883	4,879	0.26%
NS and Associates LLC Revolving Loan (2025)	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/6/2030	—	(5)	—	0.00%
OIA Acquisition, LLC Effective Date Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 5.50% / 1.00%	9.47%	10/19/2027	4,631	4,611	4,599	0.25%
Point Quest Group, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 1.00% / 0.75%	1.00%	11/13/2031	—	(7)	(7)	0.00%
Point Quest Group, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.59%	11/13/2031	5,326	5,300	5,252	0.28%
Point Quest Group, Inc. Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 4.75% / 0.75%	8.59%	11/13/2031	4,000	3,981	3,944	0.21%
Point Quest Group, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 0.75%	0.50%	11/13/2031	—	(4)	(4)	0.00%
Premise Health Holding Corp. Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	11/8/2032	—	(1)	(1)	0.00%
Premise Health Holding Corp. Amendment No. 1 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.17%	11/8/2032	470	465	465	0.02%
Premise Health Holding Corp. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.17%	11/8/2032	1,523	1,514	1,523	0.08%
PTSH Intermediate Holdings, LLC 2024 Second Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.32%	12/17/2027	11,550	11,429	11,439	0.61%
RBFD Buyer, LLC Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 1.00%	8.49%	10/31/2030	475	467	468	0.03%
RBFD Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.47%	10/31/2030	2,751	2,722	2,718	0.15%
RBFD Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/31/2030	—	(3)	(3)	0.00%
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	3/19/2032	—	(2)	—	0.00%
Rcp Nats Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.69%	3/19/2032	10,279	10,208	10,206	0.55%
Rcp Nats Purchaser, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	3/19/2032	—	(10)	—	0.00%
RCP TCT, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.83%	12/31/2027	3,518	3,506	3,336	0.18%
Salt Dental Collective 15th Amendment Inc Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.57%	2/15/2028	21	21	21	0.00%
Salt Dental Collective Tenth Amendment Inc Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.57%	2/15/2028	101	101	101	0.01%
Salt Dental Collective, LLC 2024 Delayed Draw Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 0.00%	10.57%	2/15/2028	1,510	1,510	1,510	0.08%
Salt Dental Collective, LLC Columbia Acquisition Revolving Credit	(3)(4)(5)(6)(7)	1M SOFR + 6.75% / 1.00%	10.57%	2/15/2028	359	359	359	0.02%
Salt Dental Collective, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.75% / 1.00%	10.57%	2/15/2028	1,627	1,618	1,627	0.09%
Salt Dental Collective, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 6.75% / 1.00%	10.57%	2/15/2028	3,267	3,220	3,267	0.18%
Salt Dental Collective, LLC District Acquisition Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.57%	2/15/2028	103	103	103	0.01%
Salt Dental Collective, LLC Eighth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.57%	2/15/2028	864	864	864	0.05%
Salt Dental Collective, LLC Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.57%	2/15/2028	433	433	433	0.02%
Salt Dental Collective, LLC First Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.57%	2/15/2028	537	537	537	0.03%
Salt Dental Collective, LLC General Purpose Term Loan Facility	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.57%	2/15/2028	123	123	123	0.01%
Salt Dental Collective, LLC Ninth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.57%	2/15/2028	1,704	1,704	1,704	0.09%
Salt Dental Collective, LLC Scott Acquisition Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.57%	2/15/2028	158	158	158	0.01%
Salt Dental Collective, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.57%	2/15/2028	1,181	1,181	1,181	0.06%
Salt Dental Collective, LLC Third Amendment Incremental Tranche A Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.57%	2/15/2028	2,166	2,166	2,166	0.12%
Salt Dental Collective, LLC Thirteenth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.57%	2/15/2028	30	30	30	0.00%
Surgical Center Solutions, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/25/2031	—	(19)	—	0.00%
Surgical Center Solutions, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.47%	3/25/2031	3,303	3,262	3,267	0.18%
Surgical Center Solutions, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 1.00%	8.47%	3/25/2031	30	19	25	0.00%
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	9.92%	3/30/2027	1,874	1,869	1,855	0.10%
TheKey, LLC Tranche B-1 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	9.92%	3/30/2027	92	92	91	0.00%
Vital Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.17%	8/7/2030	782	769	766	0.04%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Vital Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.17%	8/7/2030	1,390	1,378	1,363	0.07%
Vital Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.17%	8/7/2030	3,267	3,211	3,202	0.17%
Vital Purchaser, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/7/2030	—	20	—	0.00%
						$251,688	$250,881	13.46%

Health Care Supplies
Tender Products, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.09%	7/31/2030	$8,421	$8,298	$8,316	0.45%
Tender Products, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/31/2030	—	(22)	(20)	0.00%
						$8,276	$8,296	0.45%

Health Care Technology
Badge 21 Midco Holdings LLC Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/30/2032	$-	$(19)	$(33)	0.00%
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.42%	6/30/2032	4,965	4,916	4,917	0.26%
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.42%	6/30/2032	2,000	1,981	1,981	0.11%
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 4.75% / 1.00%	8.42%	6/30/2032	4,000	3,961	3,962	0.21%
Badge 21 Midco Holdings LLC Revolving Loan	(3)(4)(5)(6)(7)	PRIME + 4.00% / 1.00%	10.75%	6/30/2032	96	84	75	0.00%
Bobcat Purchaser, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.44%	6/14/2030	465	457	465	0.02%
Bobcat Purchaser, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.74%	6/14/2030	1,490	1,464	1,490	0.08%
CT Technologies Intermediate Holdings, Inc. 2025-B Incremental Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.75% / 0.75%	8.47%	9/2/2031	5,487	5,475	5,473	0.29%
CT Technologies Intermediate Holdings, Inc. 2025-B Special Purpose Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.00% / 0.75%	0.00%	9/2/2031	—	—	—	0.00%
mPulse Mobile, Inc. Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	8/26/2032	—	(10)	(10)	0.00%
mPulse Mobile, Inc. Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/26/2032	—	(15)	(16)	0.00%
mPulse Mobile, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.42%	8/26/2032	7,269	7,216	7,215	0.39%
mPulse Mobile, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.42%	8/26/2032	7,269	7,216	7,215	0.39%
Vatica Health, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/29/2032	—	(9)	(9)	-0.01%
Vatica Health, Inc. Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 4.75% / 0.75%	8.45%	10/29/2032	17,880	17,793	17,791	0.95%
						$50,510	$50,516	2.69%

Heavy Electrical Equipment
Faraday Buyer, LLC First Amendment Term Loan (MacLean Power Systems)	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	9.67%	10/11/2028	$575	$569	$569	0.03%

Highways & Railtracks
R1 Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	6M SOFR + 6.25% / 1.00%	9.95%	12/29/2028	$4,874	$4,846	$4,823	0.26%

Home Improvement Retail
TMSC OpCo, LLC Revolving Loan	(3)(4)(5)(6)(7)(12)	1M SOFR + 6.25% / 1.00%	9.97%	4/30/2026	$131	$127	$131	0.01%
TMSC OpCo, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.25% / 1.00%	9.98%	5/1/2028	1,785	1,775	1,772	0.10%
TMSC OpCo, LLC Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 6.25% / 1.00%	9.98%	5/1/2028	3,608	3,608	3,582	0.19%
						$5,510	$5,485	0.30%

Homebuilding
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 7.00% / 1.50%	10.82%	11/27/2028	$1,528	$1,506	$1,417	0.08%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 7.00% / 1.50%	10.82%	11/27/2028	3,133	3,097	2,904	0.16%
Centex Acquisition, LLC (MDM Contracting, LLC) First Amendment Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 1.00%	9.47%	5/9/2029	212	209	209	0.01%
Centex Acquisition, LLC (MDM Contracting, LLC) First Amendment Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.25% / 1.00%	9.47%	5/9/2029	4,219	4,141	4,156	0.22%
Centex Acquisition, LLC (MDM Contracting, LLC) Second Amendment Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.47%	5/9/2029	9,105	8,978	8,967	0.48%
Centex Acquisition, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	9.47%	5/9/2029	3,196	3,148	3,196	0.17%
						$21,079	$20,849	1.12%

Hotels, Resorts & Cruise Lines
Pyramid Management Advisors, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.25%	9.11%	1/19/2028	$1,572	$1,542	$1,572	0.08%
Pyramid Management Advisors, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.25%	9.11%	1/19/2028	3,192	3,168	3,192	0.17%
Stonebridge Companies, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/16/2031	—	(17)	—	0.00%
Stonebridge Companies, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/16/2030	—	(11)	—	0.00%
Stonebridge Companies, LLC Term B Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.72%	5/16/2031	3,292	3,276	3,245	0.17%
Stonebridge Companies, LLC Term B Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 1.00%	8.72%	5/16/2031	3,292	3,260	3,245	0.17%
						$11,218	$11,254	0.59%

Household Appliances
Evriholder Acquisition, Inc. Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.75% / 1.50%	10.57%	1/24/2028	$3,796	$3,776	$3,769	0.20%
WF Enterprises, Inc. Second Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.25% / 0.00%	8.35%	11/9/2027	5,000	4,961	4,957	0.27%
WF Enterprises, Inc. Term Loan A	(3)(4)(5)(7)(11)	3M SOFR + 4.25% / 1.00%	8.02%	11/9/2027	4,268	4,252	4,268	0.23%
						$12,989	$12,994	0.70%

Household Products
Zep Holdco Inc. Initial Term Loan (aka TL Atlas Merger)	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	6/30/2031	$7,967	$7,889	$7,849	0.42%
Zep Holdco Inc. Initial Term Loan (aka TL Atlas Merger)	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.67%	6/30/2031	5,970	5,914	5,882	0.32%
Zep Holdco Inc. Revolving Credit Loan (aka TL Atlas Merger)	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/30/2031	—	(10)	(23)	0.00%
						$13,793	$13,708	0.74%

Housewares & Specialties
AmerCareRoyal, LLC Delayed Draw Term Loan A	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/10/2030	$-	$-	$-	0.00%
AmerCareRoyal, LLC Delayed Draw Term Loan B	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.72%	9/10/2030	1,282	1,282	1,281	0.07%
AmerCareRoyal, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.72%	9/10/2030	994	985	983	0.05%
AmerCareRoyal, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.00% / 1.00%	8.72%	9/10/2030	3,366	3,338	3,328	0.18%
AmerCareRoyal, LLC Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.00% / 1.00%	8.72%	9/10/2030	3,691	3,652	3,650	0.19%
AmerCareRoyal, LLC U.S. Revolving Credit	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.72%	9/10/2030	437	427	437	0.02%
Axis Portable Air LLC Eighth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/31/2030	—	(39)	(40)	0.00%
Axis Portable Air LLC Eighth Amendment Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.00%	8.67%	12/31/2030	2,651	2,632	2,604	0.14%
Axis Portable Air LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.67%	12/31/2030	727	721	716	0.04%
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 1.00% / 1.00%	1.00%	12/31/2030	307	305	299	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	8.67%	12/31/2030	3,267	3,204	3,181	0.17%
Axis Portable Air, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.67%	12/31/2030	864	859	849	0.05%
Axis Portable Air, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/31/2030	—	(18)	(9)	0.00%
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.67%	12/31/2030	3,842	3,809	3,811	0.20%
TPC US Parent, LLC Fourth Amendment Incremental Term Loan A	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.89%	2/23/2026	737	736	736	0.04%
						$21,893	$21,826	1.17%

Human Resource & Employment Services
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.93%	3/26/2029	$310	$306	$306	0.02%
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	9.93%	3/26/2029	3,366	3,312	3,315	0.18%
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.00% / 1.00%	9.93%	3/26/2029	4,204	4,145	4,141	0.22%
IG Investments Holdings, LLC 2024 Refinancing Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.84%	9/22/2028	5,894	5,894	5,894	0.32%
PCS Midco, Inc. Closing Date Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.42%	3/1/2030	1,805	1,781	1,780	0.10%
PCS Midco, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	9.42%	3/1/2030	10	9	10	0.00%
PCS Midco, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/1/2030	—	—	—	0.00%
Prestige Employee Administrators, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.00% / 0.00%	0.00%	1/14/2030	—	(33)	(33)	0.00%
Prestige Employee Administrators, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.25%	9.41%	1/14/2030	319	311	311	0.02%
Prestige Employee Administrators, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.25%	9.41%	1/14/2030	6,650	6,564	6,565	0.35%
Prestige Employee Administrators, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.00% / 0.00%	9.41%	12/31/2049	5,987	5,927	5,927	0.32%
						$28,216	$28,216	1.53%

Industrial Machinery
Arcline Liberty Buyer LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.00%	0.00%	12/1/2032	$—	$—	$—	0.00%
Arcline Liberty Buyer LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.75% / 0.00%	8.62%	12/1/2032	7,890	7,890	7,890	0.42%
Arcline Liberty Buyer LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	12/1/2032	-	-	-	0.00%
ICM Holdco III Corp. Closing Date Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.47%	12/17/2026	5,355	5,349	5,346	0.29%
ICM Holdco III Corp. Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.47%	12/17/2026	5,169	5,163	5,160	0.28%
Ideal Components Acquisition, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 1.00% / 0.75%	1.00%	6/30/2032	-	(17)	(14)	0.00%
Ideal Components Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.67%	6/30/2032	3,661	3,625	3,631	0.19%
Ideal Components Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	8.67%	6/30/2032	5,985	5,928	5,937	0.32%
Ideal Components Acquisition, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 0.75%	8.72%	6/30/2032	197	183	185	0.01%
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	9.61%	12/7/2028	5,611	5,560	5,589	0.30%
Rapid Pump Acquisition, Inc. Delayed Draw Term C Loan	(3)(4)(5)(7)	1M SOFR + 1.00% / 1.00%	1.00%	8/4/2027	3,529	3,496	3,491	0.19%
Sonny’s Enterprises, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.49%	8/5/2028	885	878	864	0.05%
Sonny’s Enterprises, LLC Restatement Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.52%	8/5/2028	3,996	3,961	3,901	0.21%
Sonny's Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.49%	8/5/2028	36	35	35	0.00%
Tank Holding Corp. Delayed Draw Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 6.00% / 0.75%	9.83%	3/31/2028	4,939	4,890	4,960	0.27%
Tank Holding Corp. Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	9.57%	3/31/2028	4,874	4,831	4,852	0.26%
						$51,772	$51,827	2.79%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Insurance Brokers
Alkeme Intermediary Holdings, LLC Eleventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.75%	5/28/2027	$2,577	$2,559	$2,577	0.14%
Alkeme Intermediary Holdings, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/28/2027	—	(1)	—	0.00%
Alkeme Intermediary Holdings, LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	5/28/2027	4,939	4,901	4,911	0.26%
Alkeme Intermediary Holdings, LLC Tenth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	5/28/2027	2,681	2,656	2,680	0.14%
Arden Insurance Services LLC Revolving Credit	(3)(4)(5)(6)(7)	PRIME + 3.75% / 1.00%	10.50%	11/26/2030	444	431	409	0.02%
Arden Insurance Services LLC Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.42%	11/26/2030	4,365	4,328	4,323	0.23%
Arden Insurance Services LLC Term A Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 1.00%	8.42%	11/26/2030	3,267	3,239	3,236	0.17%
Arden Insurance Services LLC Term A Loan	(3)(4)(5)(7)(15)	3M SOFR + 4.75% / 1.00%	8.42%	11/26/2030	4,015	3,977	3,977	0.21%
Choice Financial Group Acquisition, Inc. Delayed Draw Term C Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	10/15/2027	—	(101)	(109)	-0.01%
High Street Buyer, Inc. 2024 Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.00%	8.50%	4/14/2028	5,973	5,917	5,973	0.32%
High Street Buyer, Inc. 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.17%	4/14/2028	513	481	513	0.03%
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	8.92%	11/30/2029	741	735	741	0.04%
Inszone Mid, LLC A&R Term Loan Facility	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	8.92%	11/30/2029	736	734	736	0.04%
Inszone Mid, LLC Amendment No. 2 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/30/2029	—	(4)	(4)	0.00%
Integrity Marketing Acquisition, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	8.82%	8/25/2028	12,344	12,333	12,344	0.66%
Oakbridge Insurance Agency LLC Delayed Draw Term C Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	11/1/2029	—	(1)	(1)	0.00%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 0.75%	8.47%	11/1/2029	215	214	215	0.01%
Oakbridge Insurance Agency LLC Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 0.75%	8.47%	11/1/2029	446	444	444	0.02%
SageSure Holdings, LLC Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.50%	8.59% / 1.44%	1/28/2030	5,180	5,134	5,133	0.28%
SageSure Holdings, LLC Amendment No. 1 Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 0.50%	8.58% / 1.44%	1/28/2030	1,385	1,376	1,342	0.07%
SageSure Holdings, LLC Amendment No. 1 Incremental Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 4.75% / 0.50%	8.58% / 1.44%	1/28/2030	3,937	3,872	3,815	0.20%
Tricor, LLC Amendment No. 6 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/8/2031	—	(49)	—	0.00%
Tricor, LLC Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.82%	8/8/2031	4,426	4,386	4,372	0.23%
Tricor, LLC Amendment No.5 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.82%	8/8/2031	355	348	355	0.02%
Tricor, LLC Amendment No.5 Delayed Draw Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.82%	8/8/2031	290	285	290	0.02%
Tricor, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.99%	10/22/2026	1,178	1,168	1,178	0.06%
Tricor, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/8/2031	—	(7)	—	0.00%
Tricor, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.00% / 1.00%	8.82%	10/22/2026	3,135	3,107	3,135	0.17%
World Insurance Associates A&R Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	4/3/2030	15,979	15,979	15,979	0.86%
Worldwide Insurance Network, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.68% / 0.75%	9.43%	5/28/2030	289	269	289	0.02%
Worldwide Insurance Network, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.81% / 0.75%	9.60%	5/28/2030	1,976	1,969	1,976	0.11%
Worldwide Insurance Network, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.70% / 0.75%	9.38%	5/28/2030	2,468	2,449	2,458	0.13%
						$83,128	$83,287	4.45%

Integrated Telecommunication Services
Socket Holdings Corporation Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 0.75%	8.97%	3/31/2031	$391	$373	$391	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Socket Holdings Corporation IdeaTek Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.25% / 0.75%	8.97%	3/31/2031	1,793	1,767	1,780	0.10%
Socket Holdings Corporation Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	3/31/2031	—	(4)	—	0.00%
Socket Holdings Corporation Term Loan	(3)(4)(5)(7)(8)	1M SOFR + 5.25% / 0.75%	8.97%	3/31/2031	—	—	—	0.00%
Socket Holdings Corporation Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.25% / 0.75%	8.97%	3/31/2031	1,817	1,791	1,807	0.10%
						$3,927	$3,978	0.22%

Interactive Home Entertainment
Five Star Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(10)	6M SOFR + 9.00% / 1.50%	12.98% / 2.00%	2/23/2028	$56	$55	$52	0.00%
Track Branson Opco, LLC, The Revolving Loan	(3)(4)(5)(6)(7)(8)(10)	1M SOFR + 0.50% / 1.50%	0.50%	2/23/2028	—	(2)	(6)	0.00%
Track Branson OpCo, LLC, The Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 9.00% / 1.50%	13.01%	2/23/2028	1,560	1,536	1,474	0.08%
						$1,589	$1,520	0.08%

Interactive Media & Services
Channel Factory, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.09%	4/1/2030	$9,950	$9,864	$9,845	0.53%
Syndigo LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.82%	9/2/2032	7,934	7,859	7,846	0.42%
Syndigo LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	8.82%	9/2/2032	7,934	7,859	7,846	0.42%
Syndigo LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/2/2032	—	(20)	(2)	0.00%
						$25,562	$25,535	1.37%

Internet & Direct Marketing Retail
Berlin Rosen Acquisition, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	9.47%	1/14/2027	$1,334	$1,290	$1,326	0.07%
Berlin Rosen Acquisition, LLC Revolving Loan	(3)(4)(5)(6)(7)(10)	1M SOFR + 5.50% / 1.00%	9.47%	1/14/2027	766	760	761	0.04%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.50% / 1.00%	9.47%	1/14/2027	1,805	1,794	1,795	0.10%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.50% / 1.00%	9.47%	1/14/2027	1,805	1,794	1,795	0.10%
Berlin Rosen Acquisition, LLC Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 1.00%	9.47%	1/14/2027	1,735	1,725	1,723	0.09%
Berlin Rosen Acquisition, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.50% / 1.00%	9.47%	1/14/2027	3,369	3,348	3,346	0.18%
Berlin Rosen Acquisition, LLC Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.50% / 1.00%	9.47%	1/14/2027	1,860	1,846	1,848	0.10%
						$12,557	$12,594	0.68%

Internet Services & Infrastructure
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.67%	12/31/2027	$9,975	$9,842	$9,975	0.54%
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-A	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.74%	12/31/2027	3,958	3,926	3,958	0.21%
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-B	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/31/2027	—	(32)	—	0.00%
Salute Mission Critical, LLC Incremental Term Loan FOLO	(3)(4)(5)(7)	1M SOFR + 5.21% / 1.00%	8.93%	11/30/2029	3,190	3,161	3,166	0.17%
Salute Mission Critical, LLC Incremental Term Loan FOLO	(3)(4)(5)(7)(12)	1M SOFR + 5.21% / 1.00%	8.93%	11/30/2029	4,162	4,121	4,131	0.22%
Salute Mission Critical, LLC Incremental Term Loan FOLO	(3)(4)(5)(7)(14)	1M SOFR + 5.21% / 1.00%	8.93%	11/30/2029	3,267	3,235	3,242	0.17%
Salute Mission Critical, LLC Incremental Term Loan FOLO	(3)(4)(5)(7)(15)	1M SOFR + 5.21% / 1.00%	8.93%	11/30/2029	4,258	4,214	4,226	0.23%
Salute, 2025 Incremental Delayed Draw Term Loan Commitment	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/30/2029	—	(20)	(13)	0.00%
						$28,447	$28,685	1.54%

Investment Banking & Brokerage
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.75%	8.22%	6/28/2030	$2,787	$2,781	$2,705	0.15%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Cherry Bekaert Advisory LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 0.75%	8.22%	6/28/2030	2,141	2,120	2,089	0.11%
Cherry Bekaert Advisory LLC Sixth Amendment Delayed Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.50% / 0.75%	8.22%	6/28/2030	361	360	360	0.02%
Cherry Bekaert Advisory LLC Sixth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.22%	6/28/2030	670	669	669	0.04%
DOXA Insurance Holdings LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 0.75%	8.36%	12/20/2030	468	466	468	0.03%
DOXA Insurance Holdings LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	8.67%	12/20/2030	492	492	492	0.03%
STECherry Bekaert Advisory LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.00%	8.22%	6/28/2030	5,976	5,961	5,961	0.32%
						$12,849	$12,744	0.70%

IT Consulting & Other Services
ACP Avenu Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.74%	10/2/2029	$665	$659	$645	0.03%
ACP Avenu Buyer, LLC Delayed Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2029	—	(2)	—	0.00%
ACP Avenu Buyer, LLC Fourth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.74%	10/2/2029	893	884	885	0.05%
ACP Avenu Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.74%	10/2/2029	1,530	1,502	1,451	0.08%
ACP Avenu Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2029	—	(6)	(19)	0.00%
ACP Avenu Buyer, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.74%	10/2/2029	538	535	535	0.03%
Alta Buyer, LLC 2025 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	12/21/2027	207	207	207	0.01%
Alta Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	12/21/2027	1,097	1,088	1,093	0.06%
Alta Buyer, LLC Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	12/21/2027	91	91	90	0.00%
Alta Buyer, LLC Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	8.67%	12/21/2027	476	471	471	0.03%
Alta Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	8.67%	12/21/2027	3,723	3,665	3,672	0.20%
Argano, LLC 2025 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.22%	9/13/2029	3,594	3,545	3,558	0.19%
Argano, LLC 2nd Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	9/13/2029	—	(20)	(20)	0.00%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.23%	9/13/2029	3,625	3,585	3,553	0.19%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.50% / 1.00%	9.23%	9/13/2029	2,840	2,799	2,784	0.15%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.50% / 1.00%	9.23%	9/13/2029	3,366	3,326	3,299	0.18%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.50% / 1.00%	9.23%	9/13/2029	4,057	3,998	3,976	0.21%
Argano, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/13/2029	—	(5)	(3)	0.00%
BCM One, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 4.50% / 1.00%	8.80%	11/17/2027	4,613	4,600	4,613	0.25%
Cyber Advisors, LLC Amendment No. 6 Delayed Draw Term Loan	(3)(4)(5)(7)(8)	1M SOFR + 5.25% / 1.00%	9.07%	7/18/2028	—	—	—	0.00%
Cyber Advisors, LLC Amendment No. 6 Delayed Draw Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 1.00%	9.19%	7/18/2028	8,222	8,144	8,203	0.44%
Cyber Advisors, LLC Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.08%	7/18/2028	663	658	655	0.04%
Cyber Advisors, LLC Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 1.00%	9.08%	7/18/2028	3,980	3,939	3,932	0.21%
Cypress Services Group, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.42%	1/3/2031	4,987	4,946	4,945	0.27%
Denali Topco LLC Effective Date Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	8/26/2032	—	—	—	0.00%
Denali Topco LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.59%	8/26/2032	12,541	12,541	12,541	0.67%
Denali Topco LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/26/2032	—	—	—	0.00%
Eliassen Group, LLC Initial Delayed Draw Term Loan	(3)(4)(5)(7)(8)	3M SOFR + 5.75% / 0.75%	9.42%	4/14/2028	—	—	—	0.00%
Eliassen Group, LLC Initial Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 0.75%	9.42%	4/14/2028	160	156	156	0.01%
Eliassen Group, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 0.75%	9.42%	4/14/2028	2,226	2,169	2,168	0.12%
Guava Buyer LLC Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	9.36%	8/12/2032	753	720	753	0.04%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Guava Buyer LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.34%	8/12/2032	7,262	7,120	7,120	0.38%
Guava Buyer LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.34%	8/12/2032	7,262	7,120	7,120	0.38%
Guava Buyer LLC RC Facility Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.34%	8/12/2030	596	564	562	0.03%
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2029	—	—	—	0.00%
Guidepoint Security Holdings, LLC First Amendment Term A Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 1.00%	8.97%	10/2/2029	139	137	135	0.01%
Guidepoint Security Holdings, LLC Second Amendment Incremental Term A Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 1.00%	8.97%	10/2/2029	156	155	155	0.01%
Guidepoint Security Holdings, LLC Term Loan A	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 1.00%	8.97%	10/2/2029	297	297	297	0.02%
Improving Holdco, Inc. Revolving Loan (Improving Enterprises)	(3)(4)(5)(6)(7)	3M SOFR + 6.50% / 1.00%	10.59%	7/26/2027	37	33	37	0.00%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	10.34%	7/26/2027	3,405	3,358	3,355	0.18%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	10.34%	7/26/2027	3,563	3,518	3,510	0.19%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(13)	3M SOFR + 6.50% / 1.00%	10.34%	7/26/2027	1,001	990	986	0.05%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(14)	3M SOFR + 6.50% / 1.00%	10.34%	7/26/2027	3,267	3,224	3,219	0.17%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(15)	3M SOFR + 6.50% / 1.00%	10.34%	7/26/2027	4,258	4,206	4,195	0.22%
Lighthouse Technologies Holding Corp. First Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.72%	12/31/2029	153	153	153	0.01%
Lighthouse Technologies Holding Corp. Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 0.00%	8.72%	12/31/2029	7,023	6,989	6,988	0.37%
Lighthouse Technologies Holding Corp. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.72%	12/31/2029	3,919	3,908	3,900	0.21%
Lighthouse Technologies Holding Corp. Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.00% / 1.00%	8.72%	12/31/2029	3,373	3,373	3,356	0.18%
Lighthouse Technologies Holding Corp. Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.00% / 1.00%	8.72%	12/31/2029	4,025	4,025	4,005	0.21%
Lighthouse Technologies Holding Corp. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/31/2029	—	(2)	(6)	0.00%
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 0.75%	8.92%	6/15/2029	7,354	7,285	7,354	0.39%
Redwood Services Group, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	8.93%	6/15/2029	7,016	6,959	6,945	0.37%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	9.92% / 4.25%	6/15/2029	351	344	338	0.02%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 6.25% / 1.00%	9.92%	6/15/2029	—	(1)	(4)	0.00%
Rural Sourcing Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)	PRIME + 4.75% / 1.00%	11.50%	6/15/2029	150	145	140	0.01%
Rural Sourcing Holdings, Inc. Term Loan Amendment No. 1	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.25% / 4.25%	6/15/2029	264	262	262	0.01%
Rural Sourcing Holdings, Inc. Tranche B Term Loan	(3)(4)(5)(7)	6M SOFR + 6.25% / 1.00%	9.85% / 4.25%	6/15/2029	1,569	1,537	1,511	0.08%
Upstack Holdco Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	6M SOFR + 5.00% / 0.75%	9.20%	8/23/2031	1,144	1,125	1,144	0.06%
Upstack Holdco Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)	6M SOFR + 5.00% / 0.75%	9.20%	8/25/2031	313	302	313	0.02%
Upstack Holdco Inc. Term B Loan	(3)(4)(5)(7)	6M SOFR + 5.00% / 0.75%	9.04%	8/25/2031	825	818	820	0.04%
Upstack Holdco Inc. Term B Loan	(3)(4)(5)(7)	6M SOFR + 5.00% / 0.75%	9.04%	8/25/2031	3,300	3,272	3,279	0.18%
Upstack Holdco Inc. Term B Loan	(3)(4)(5)(7)(8)	6M SOFR + 5.00% / 0.75%	9.04%	8/25/2031	—	3,962	3,974	0.21%
VRC Companies, LLC Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.09%	6/29/2027	5,852	5,836	5,851	0.31%
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	9.07%	6/29/2027	2,904	2,890	2,900	0.16%
VRC Companies, LLC Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 6.00% / 0.00%	6.00%	12/31/2049	9,075	9,030	9,030	0.48%
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.19%	6/29/2027	1,974	1,971	1,974	0.11%
						$159,100	$159,061	8.53%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Leisure Facilities
Excel Fitness Consolidator LLC 2025 Repricing Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.42%	4/29/2030	$5,128	$5,043	$5,069	0.27%
Excel Fitness Consolidator LLC 2025 Repricing Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 0.75%	8.42%	4/29/2030	3,283	3,205	3,268	0.18%
Excel Fitness Consolidator LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 0.75%	8.48%	4/29/2030	243	243	242	0.01%
Excel Fitness Holdings, Inc. Delayed Term Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	4/29/2030	—	(2)	—	0.00%
North Haven Spartan US Holdco LLC_Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.82%	6/5/2026	1,555	1,555	1,555	0.08%
One World Fitness PFF, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.42%	5/2/2030	9,950	9,860	9,847	0.53%
Rocket Youth Brands HoldCo LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/20/2031	—	(10)	(12)	0.00%
Rocket Youth Brands HoldCo LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.67%	6/20/2031	45	45	45	0.00%
Rocket Youth Brands HoldCo LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	6/20/2031	1,073	1,068	1,066	0.06%
Rocket Youth Brands HoldCo LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.67%	6/20/2031	1,028	1,023	1,021	0.05%
Rocket Youth Brands HoldCo LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/20/2031	—	(1)	—	0.00%
						$22,029	$22,101	1.18%

Leisure Products
BCI Burke Holding Corp. Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	9.42%	12/14/2027	$1,080	$1,075	$1,080	0.06%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/14/2027	—	(6)	—	0.00%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	12/14/2027	—	(8)	(1)	0.00%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	9.42%	12/14/2027	386	384	383	0.02%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.42%	12/14/2027	338	335	335	0.02%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.42%	12/14/2027	3,110	3,090	3,081	0.17%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.75% / 1.00%	9.42%	12/14/2027	3,837	3,807	3,801	0.20%
KSKI Holdings 2, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 8.25% / 1.25%	11.92% / 0.75%	6/30/2028	1,650	1,624	1,481	0.08%
KSKI Holdings 2, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 8.25% / 1.25%	11.92% / 0.75%	6/30/2028	3,648	3,576	3,276	0.18%
Painful Pleasures, LLC Term Loan fka Artifex	(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.33%	8/31/2026	1,198	1,198	1,186	0.06%
Painful Pleasures, LLC Third Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.33%	8/31/2026	3,719	3,712	3,692	0.20%
Play Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.07%	10/29/2031	9,417	9,280	9,276	0.50%
Play Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	9.07%	10/29/2031	9,417	9,280	9,276	0.50%
Play Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 0.75%	8.97%	10/29/2030	90	73	72	0.00%
						$37,420	$36,938	1.99%

Life & Health Insurance
AmeriLife Holdings LLC 2024 Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.79%	8/31/2028	$272	$265	$272	0.01%
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	8/31/2029	-	(7)	(1)	0.00%
AmeriLife Holdings LLC Amendment No. 5 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.17%	8/31/2029	9,769	9,726	9,742	0.52%
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(3)(4)(5)(7)(10)	6M SOFR + 4.75% / 1.00%	8.35%	6/1/2030	7,462	7,395	7,394	0.40%
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 4.75% / 1.00%	8.35%	6/1/2030	4,663	4,624	4,621	0.25%
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/1/2030	-	(13)	-	0.00%
						$21,990	$22,028	1.18%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Life Sciences Tools & Services
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.84%	9/30/2030	$107	$105	$104	0.01%
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.84%	9/30/2030	84	83	82	0.00%
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	(3)(4)(5)(6)(7)(10)	1M SOFR + 5.00% / 1.00%	8.73%	9/30/2030	70	69	68	0.00%
Bamboo US BidCo LLC (aka Baxter) USD Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.84%	9/30/2030	700	694	679	0.04%
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.82%	12/30/2026	542	540	536	0.03%
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.00% / 1.00%	8.82%	12/30/2026	2,034	2,009	2,013	0.11%
KL Charlie Acquisition Company Fourth Amendment Term Loan	(3)(4)(5)(7)(8)(12)	1M SOFR + 5.00% / 1.00%	8.82%	12/30/2026	—	—	—	0.00%
KL Charlie Acquisition Company Fourth Amendment Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.00% / 1.00%	8.82%	12/30/2026	1,956	1,919	1,925	0.10%
KL Charlie Acquisition Company Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.82%	12/30/2026	56	57	57	0.00%
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.82%	12/30/2026	384	386	383	0.02%
KL Moon Acquisition, LLC 2024 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	10.85%	2/1/2029	661	649	625	0.03%
KL Moon Acquisition, LLC Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	10.85%	2/1/2029	1,657	1,643	1,568	0.08%
KL Moon Acquisition, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	10.85%	2/1/2029	355	355	337	0.02%
Quotient Science Term Loan USD1 B1	(3)(4)(5)(7)(12)	6M SOFR + 5.25% / 0.00%	9.45%	11/4/2029	4,658	4,647	4,647	0.25%
Quotient Science Term Loan USD1 B1	(3)(4)(5)(7)(13)	6M SOFR + 5.25% / 0.00%	9.45%	11/4/2029	4,658	4,647	4,647	0.25%
Quotient Science Term Loan USD1 B2	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.00%	9.45%	11/4/2029	1,707	1,703	1,703	0.09%
Quotient Science Term Loan USD1 B2	(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 0.00%	9.45%	11/4/2029	1,707	1,703	1,703	0.09%
ToxStrategies, LLC Closing Date Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.59%	11/12/2031	5,352	5,325	5,325	0.29%
ToxStrategies, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.48%	11/12/2031	873	867	867	0.05%
ToxStrategies, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 0.75%	0.50%	11/12/2031	—	(3)	(3)	0.00%
						$27,398	$27,266	1.46%

Metal & Glass Containers
Keg Logistics LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.00%	10.73% / 0.50%	11/23/2027	$423	$420	$423	0.02%
Keg Logistics LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.75% / 1.00%	10.73% / 0.50%	11/23/2027	3,984	3,970	3,980	0.21%
						$4,390	$4,403	0.23%

Office Services & Supplies
Advanced Web Technologies Holding Company Delayed Draw Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 6.50% / 1.00%	10.34%	12/17/2027	$790	$784	$780	0.04%
Advanced Web Technologies Holding Company Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/17/2027	—	—	—	0.00%
Advanced Web Technologies Holding Company Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 6.50% / 1.00%	10.34%	12/17/2027	2,007	1,991	1,983	0.11%
Ergotron Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 0.75%	8.97%	7/6/2028	493	493	493	0.03%
Ergotron Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.25% / 0.75%	8.97%	7/6/2028	3,978	3,978	3,972	0.21%
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.00% / 1.00%	9.82%	12/15/2026	546	542	542	0.03%
Forward Solutions, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.00% / 1.00%	9.82%	12/15/2026	650	645	650	0.03%
						$8,433	$8,420	0.45%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Other Diversified Financial Services
Archer Lewis, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.42%	8/28/2029	$32	$32	$31	0.00%
Archer Lewis, LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	9.75%	8/28/2029	12	12	11	0.00%
Archer Lewis, LLC Initial Revolving Facility	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.42%	8/28/2029	65	64	64	0.00%
Archer Lewis, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.42%	8/28/2029	2,271	2,243	2,227	0.12%
Convera International Financial S.a r.l. Incremental Term Loan	(3)(4)(5)(7)(9)(10)	3M SOFR + 6.00% / 0.75%	10.15%	3/1/2028	2,933	2,887	2,895	0.16%
Convera International Financial S.a r.l. Incremental Term Loan 2024	(3)(4)(5)(7)(9)(10)	3M SOFR + 6.00% / 0.75%	10.15%	3/1/2028	401	396	397	0.02%
Harris & Co. LLC Delayed Draw Term A Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.72%	8/9/2030	32	32	32	0.00%
Harris & Co. LLC Delayed Draw Term B Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.72%	8/9/2030	31	31	31	0.00%
Harris & Co. LLC Delayed Draw Term C Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/9/2030	—	(95)	-	0.00%
Harris & Co. LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 1.00%	8.72%	8/9/2030	3,039	3,010	3,010	0.16%
Harris & Co. LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.72%	8/9/2030	232	224	232	0.01%
Lido Advisors, LLC Eighth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.42%	5/10/2032	172	171	172	0.01%
Lido Advisors, LLC Eighth Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.65%	5/10/2032	682	674	682	0.04%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.62%	5/10/2032	1,703	1,667	1,679	0.09%
Lido Advisors, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.57%	5/10/2032	101	99	101	0.01%
Lido Advisors, LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.65%	5/10/2032	2,000	1,971	1,993	0.11%
						$13,418	$13,557	0.73%

Packaged Foods & Meats
Chef Merito, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	9.82%	7/15/2028	$420	$420	$420	0.02%
Chef Merito, LLC Delayed Draw Term Loan B	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	9.82%	7/15/2028	420	420	420	0.02%
Chef Merito, LLC Delayed Draw Term Loan C	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.82%	7/15/2028	338	341	335	0.02%
Chef Merito, LLC First Amendment Term Loan A	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	9.99%	7/15/2028	2,532	2,486	2,532	0.14%
Chef Merito, LLC Second Amendment Term Loan A	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.82%	7/15/2028	1,124	1,109	1,110	0.06%
Demakes Borrower, LLC Term B Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	9.67%	12/12/2029	341	341	341	0.02%
Gastronome Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.82%	11/18/2027	4,730	4,712	4,730	0.25%
KNPC Holdco, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.80%	10/22/2029	903	893	903	0.05%
KNPC Holdco, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.80%	10/22/2029	3,936	3,882	3,936	0.21%
KNPC Holdco, LLC Tranche B-1 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.00%	11.05%	10/22/2029	729	722	729	0.04%
KNPC Holdco, LLC Tranche D-1 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.05%	10/22/2029	4,963	4,963	4,963	0.27%
Patriot Foods Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.92%	12/24/2029	4,900	4,847	4,782	0.26%
Signature Brands, LLC Term Loan A	(4)(5)(7)(10)(29)	3M SOFR + 6.50% / 1.75%	10.58%	5/4/2028	289	287	213	0.01%
Signature Brands, LLC Term Loan B	(4)(5)(7)(10)(29)	1M SOFR + 9.50% / 1.75%	14.09%	5/4/2028	4,906	4,843	3,586	0.19%
Signature Investor LLC Term Loan B	(4)(5)(6)(7)(8)(29)	3M SOFR + 0.00% / 1.75%	0.00%	5/4/2028	—	—	(92)	0.00%
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	9.37%	3/31/2029	4,135	4,068	4,135	0.22%
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	(3)(4)(5)(6)(7)(10)	1M SOFR + 5.50% / 1.00%	9.37%	3/31/2029	4,420	4,322	4,420	0.24%
Western Smokehouse Partners, LLC Delayed Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	3/30/2029	—	(5)	(5)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Western Smokehouse Partners, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.37%	3/31/2029	3,242	3,195	3,241	0.17%
Western Smokehouse Partners, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.37%	3/31/2029	2,957	2,957	2,956	0.16%
Western Smokehouse Partners, LLC Juniors Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 0.00%	9.28%	3/30/2029	393	389	389	0.02%
Western Smokehouse Partners, LLC Juniors Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.50% / 0.00%	9.28%	3/30/2029	1,000	990	990	0.05%
Western Smokehouse Partners, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/31/2029	—	(3)	(2)	0.00%
						$46,179	$45,032	2.42%

Paper Packaging
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.09%	1/31/2032	$229	$226	$225	0.01%
Arctic Holdco, LLC Initial Refinancing Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.92%	1/31/2032	45	42	41	0.00%
Arctic Holdco, LLC Tranche B Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.92%	1/31/2032	3,236	3,207	3,191	0.17%
WCHG Buyer, Inc. First Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.47%	4/10/2031	12,861	12,803	12,744	0.68%
						$16,278	$16,201	0.86%

Personal Products
Curio Brands, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	8.92%	4/2/2031	$5,921	$5,866	$5,859	0.31%
Curio Brands, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 0.75%	8.92%	4/2/2031	2,977	2,953	2,946	0.16%
Curio Brands, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 0.75%	8.92%	4/2/2031	3,980	3,948	3,938	0.21%
Curio Brands, LLC Multi Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/2/2031	—	(9)	—	0.00%
Curio Brands, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/2/2031	—	(9)	—	0.00%
Kinetic Purchaser, LLC - Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	9.82%	11/10/2027	2,019	1,979	1,922	0.10%
Loving Tan Intermediate II Inc. Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.67%	5/31/2028	2,682	2,638	2,649	0.14%
Loving Tan Intermediate II Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.69%	5/31/2028	20	20	20	0.00%
Loving Tan Intermediate II Inc. Revolving Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 1.00%	8.69%	5/31/2028	93	89	93	0.01%
RoC Holdco LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.12%	2/21/2031	828	821	817	0.04%
RoC Holdco LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 0.75%	9.12%	2/21/2031	3,366	3,333	3,321	0.18%
RoC Holdco LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/21/2030	—	(6)	(14)	0.00%
Soleil Collective Intermediate II Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/31/2028	—	(1)	(1)	0.00%
						$21,622	$21,550	1.15%

Pharmaceuticals
Creek Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 0.75%	8.73% / 3.13%	12/18/2031	$7,462	$7,387	$7,397	0.40%
Creek Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 0.75%	8.73% / 3.13%	12/18/2031	6,508	6,450	6,451	0.35%
Creek Parent, Inc. Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00% / 3.13%	12/18/2031	—	(17)	(33)	0.00%
Designs for Health, Inc. Initial Revolving Facility Loan (First Lien)	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 0.75%	0.50%	10/16/2030	—	(37)	(39)	0.00%
Designs for Health, Inc. Initial Term B Loan (First Lien)	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.75%	8.39%	10/16/2030	7,295	7,225	7,223	0.39%
Designs for Health, Inc. Initial Term B Loan (First Lien)	(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 0.75%	8.39%	10/16/2030	7,295	7,225	7,223	0.39%
Packaging Coordinators Midco, Inc. 2025 General Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.00% / 0.75%	0.00%	7/9/2032	—	(21)	(22)	0.00%
Packaging Coordinators Midco, Inc. 2025 Initial Dollar Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.00% / 0.75%	0.00% / 2.63%	7/9/2032	—	(56)	—	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Packaging Coordinators Midco, Inc. 2025 Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	0.00% / 0.25%	10/15/2032	1,713	1,713	1,704	0.09%
Packaging Coordinators Midco, Inc. 2025 Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	0.00% / 0.25%	10/15/2032	9,886	9,860	9,836	0.53%
Packaging Coordinators Midco, Inc. 2025 Revolving Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.00% / 0.75%	0.00%	7/9/2032	-	(11)	(9)	0.00%
Packaging Coordinators Midco, Inc. 2025 Specified Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.00% / 0.75%	0.00%	7/9/2032	-	-	-	0.00%
Packaging Coordinators Midco, Inc. Specified Interest Delayed Draw Term Loan (Tranche Out)	(3)(4)(5)(6)(7)	6M SOFR + 4.75% / 0.75%	8.59%	7/9/2032	70	70	70	0.00%
PAI Middle Tier, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.17%	2/13/2032	307	303	304	0.02%
PAI Middle Tier, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.50% / 0.75%	8.17%	2/13/2032	3,691	3,637	3,659	0.20%
PAI Middle Tier, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 4.50% / 0.75%	8.17%	2/13/2032	3,980	3,920	3,946	0.21%
PAI Middle Tier, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.17%	2/13/2032	243	221	243	0.01%
Pet FLavor, LLC Term A Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.00%	12/15/2026	5,008	4,998	4,957	0.27%
PharmaLogic Holdings Corp. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.72%	6/21/2030	518	500	502	0.03%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.00% / 1.00%	8.72%	6/21/2030	3,366	3,321	3,316	0.18%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.00% / 1.00%	8.72%	6/21/2030	3,932	3,874	3,875	0.21%
Sequon, LLC Initial Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 5.25% / 1.00%	9.27%	12/29/2026	4,863	4,842	4,812	0.26%
						$65,404	$65,415	3.54%

Real Estate Operating Companies
Associations, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	7/2/2028	$-	$-	$-	0.00%
Associations, Inc. Special Purpose Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 6.50% / 1.00%	10.66%	7/3/2028	231	231	231	0.01%
Associations, Inc. Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 0.00%	10.66%	7/2/2028	6,901	6,876	6,901	0.37%
						$7,107	$7,132	0.38%

Real Estate Services
BBG, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.75% / 1.00%	10.68% / 0.25%	1/8/2027	$6,248	$6,107	$5,815	0.31%
Vacation Rental Brands, LLC 2nd Amendment Delayed Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.00% / 1.00%	0.00%	5/6/2032	—	(56)	(58)	0.00%
Vacation Rental Brands, LLC Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.92%	5/6/2032	2,214	2,193	2,192	0.12%
Vacation Rental Brands, LLC Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.25%	5/6/2032	474	470	474	0.03%
Vacation Rental Brands, LLC Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.25%	5/6/2032	10,161	10,062	10,161	0.54%
Vacation Rental Brands, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/6/2032	—	(4)	—	0.00%
Vacation Rental Brands, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/6/2032	—	(9)	(8)	0.00%
						$18,763	$18,576	1.00%

Research & Consulting Services
Accelevation LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.50% / 0.75%	8.25%	1/2/2031	$2,386	$2,345	$2,347	0.13%
Accelevation LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 0.75%	8.37%	1/2/2031	2,848	2,811	2,807	0.15%
Accelevation LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 4.50% / 0.75%	8.37%	1/2/2031	2,995	2,954	2,953	0.16%
Accelevation LLC Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 4.50% / 0.75%	8.37%	1/2/2031	4,015	3,960	3,958	0.21%
Accelevation LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.50% / 0.75%	8.23%	1/2/2031	413	382	387	0.02%
Accordion Partners LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.85%	11/17/2031	1,825	1,810	1,816	0.10%
Accordion Partners LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.70%	11/17/2031	2,952	2,935	2,931	0.16%
Accordion Partners LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 0.75%	8.70%	11/17/2031	3,883	3,862	3,856	0.21%
Accordion Partners LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 0.75%	8.70%	11/17/2031	4,067	4,045	4,039	0.22%
Accordion Partners LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/17/2031	—	(8)	—	0.00%
Accordion Partners LLC Second Amendment Term B-2 Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.00%	8.96%	11/17/2031	5,462	5,448	5,448	0.29%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Aprio Advisory Group, LLC 2025-2 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	8/1/2031	-	(113)	(113)	-0.01%
Aprio Advisory Group, LLC Delayed Draw Term Loan 1	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	8/1/2031	-	(107)	(108)	-0.01%
Aprio Advisory Group, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	8/1/2031	-	(9)	(9)	0.00%
BDO USA, P.C. 2025 Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 2.00%	4.50%	8/31/2028	312	309	309	0.02%
BDO USA, P.C. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 2.00%	8.86%	8/31/2028	4,888	4,828	4,811	0.26%
BNI Global, LLC Dollar Delayed Draw Term Loan (2021)	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.32%	5/1/2027	16	9	16	0.00%
BNI Global, LLC Initial Dollar Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.32%	5/1/2027	1,372	1,363	1,362	0.07%
BNI Global, LLC Initial Dollar Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.50% / 1.00%	9.32%	5/1/2027	3,366	3,341	3,341	0.18%
BNI Global, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 1.00%	0.50%	5/1/2027	-	-	(1)	0.00%
Chronicle Parent, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.93%	4/15/2031	293	284	293	0.02%
Chronicle Parent, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.90%	4/15/2031	11,273	11,197	11,217	0.60%
Chronicle Parent, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/15/2031	-	(8)	(6)	0.00%
Crete PA Holdco, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.59%	11/26/2030	6,495	6,456	6,505	0.35%
Crete PA Holdco, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.57%	11/26/2030	6,512	6,483	6,488	0.35%
Crete PA Holdco, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/26/2030	-	(1)	2	0.00%
Crete PA Holdco, LLC Second Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/26/2030	-	(14)	(14)	0.00%
Crete PA Holdco, LLC Third Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	11/26/2030	-	(14)	(14)	0.00%
CSG Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/29/2029	-	(2)	(2)	0.00%
CSG Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.09%	7/29/2029	2,078	2,058	2,048	0.11%
CSG Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.25% / 1.00%	10.09%	7/29/2029	3,366	3,332	3,318	0.18%
CSG Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/29/2029	-	(3)	(1)	0.00%
DCCM, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	6/24/2032	-	(43)	-	0.00%
DCCM, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 0.75%	8.47%	6/24/2032	3,549	3,515	3,519	0.19%
DCCM, LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.75% / 0.75%	8.47%	6/24/2032	1,990	1,971	1,973	0.11%
DCCM, LLC Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 4.75% / 0.75%	8.47%	6/24/2032	3,980	3,941	3,947	0.21%
DCCM, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 4.25% / 0.75%	4.25%	6/24/2032	-	(17)	-	0.00%
Denali Intermediate Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 0.00%	9.23%	8/26/2032	15,777	15,623	15,619	0.84%
Denali Intermediate Holdings, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 5.00% / 0.75%	5.00%	8/26/2032	-	(15)	-	0.00%
Engineering Resource Group Buyer, LLC Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 1.50%	9.86%	10/27/2030	2,359	2,324	2,323	0.12%
Engineering Resource Group Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	10/27/2030	-	(23)	(24)	0.00%
Engineering Resource Group Buyer, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	10/27/2030	-	(12)	(12)	0.00%
Ethos Risk Services, LLC Delayed Draw Term C Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.28%	5/1/2027	1,862	1,857	1,858	0.10%
Ethos Risk Services, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.22%	5/1/2027	1,861	1,847	1,842	0.10%
Ethos Risk Services, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.50% / 1.00%	9.22%	5/1/2027	3,366	3,336	3,331	0.18%
First Legal Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.42%	7/1/2031	492	484	475	0.03%
First Legal Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 1.00%	8.50%	7/1/2031	70	64	62	0.00%
First Legal Buyer, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.42%	7/1/2031	1,676	1,666	1,654	0.09%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Legal Buyer, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 1.00%	8.42%	7/1/2031	3,341	3,320	3,296	0.18%
Gerson Lehrman Group, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.82%	12/13/2027	4,962	4,909	4,935	0.26%
Liberty Purchaser, LLC Delayed Draw Term Loan (Magna Legal Services)	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.84%	11/22/2029	1,162	1,162	1,162	0.06%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.84%	11/22/2029	787	787	787	0.04%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 0.75%	8.84%	11/22/2029	3,365	3,365	3,365	0.18%
MGT Impact Holdings, LLC 2025-1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.74%	4/10/2029	919	897	919	0.05%
MGT Impact Holdings, LLC 2025-1 Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.75%	4/10/2029	4,684	4,643	4,647	0.25%
MGT Impact Holdings, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	PRIME + 4.00% / 1.00%	10.75%	4/10/2029	526	521	525	0.03%
NDH Advisors LLC Second Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.00%	8.77%	12/3/2031	5,837	5,777	5,774	0.31%
PRGX Global, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/20/2030	—	(3)	—	0.00%
PRGX Global, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.49%	12/20/2030	9,343	9,302	9,307	0.50%
PRGX Global, Inc. Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.49%	12/20/2030	3,990	3,975	3,974	0.21%
Sagebrush Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/1/2030	—	(9)	(4)	0.00%
Sagebrush Buyer, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.72%	7/1/2030	2,697	2,664	2,658	0.14%
Sagebrush Buyer, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.00% / 1.00%	8.72%	7/1/2030	3,079	3,041	3,035	0.16%
SourceHOV Tax, LLC Initial Term A Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.75% / 1.00%	9.58%	4/6/2028	4,861	4,840	4,752	0.25%
Springline Advisory Intermediate, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 1.00%	9.04%	1/14/2030	2,138	2,020	2,019	0.11%
Springline Advisory Intermediate, LLC Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 5.25% / 1.00%	5.25%	1/14/2030	—	(16)	(16)	0.00%
Springline Advisory Intermediate, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 1.00%	9.04%	1/14/2030	1,915	1,902	1,901	0.10%
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 0.50%	0.50%	9/27/2031	—	(2)	—	0.00%
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)(10)	1M SOFR + 0.50% / 0.50%	0.50%	9/27/2031	—	(2)	—	0.00%
Vensure Employer Services, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.50%	8.89%	9/27/2031	311	308	308	0.02%
Vensure Employer Services, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.50%	8.89%	9/27/2031	6,095	6,043	6,030	0.32%
Vensure Employer Services, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.50%	8.89%	9/27/2031	5,784	5,735	5,722	0.31%
WSRP Advisory LLC First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.85%	2/28/2031	4,200	4,127	4,125	0.22%
WSRP Advisory, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.20%	8/6/2032	9,950	9,859	9,856	0.53%
						$185,616	$185,628	9.97%

Restaurants
Cooper’s Hawk Intermediate Holding, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.32%	7/29/2031	$617	$608	$607	0.03%
Cooper’s Hawk Intermediate Holding, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.32%	7/29/2031	11,262	11,099	11,082	0.59%
Cooper’s Hawk Intermediate Holding, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/29/2031	—	(25)	(1)	0.00%
Cooper’s Hawk Intermediate Holding, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 0.75%	9.23%	7/29/2031	154	139	153	0.01%
						$11,821	$11,841	0.63%

Soft Drinks
Refresh Buyer, LLC Delayed Term Loan (Sunny Sky Products)	(3)(4)(5)(7)(11)	6M SOFR + 4.75% / 0.75%	8.35%	12/23/2028	$4,862	$4,839	$4,862	0.26%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

The accompanying notes are an integral part of these consolidated financial statements.

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Specialized Consumer Services
3 Step Sports LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 6.50% / 1.00%	10.20% / 1.50%	10/2/2029	$78	$139	$52	0.00%
3 Step Sports LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	10.17% / 1.50%	10/2/2029	686	678	657	0.04%
Anderson Group Holdings, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.25% / 1.00%	8.33%	12/25/2028	4,873	4,858	4,817	0.26%
Any Hour LLC Delayed Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.50%	8.92%	5/23/2030	199	186	192	0.01%
Any Hour LLC Revolving Credit	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 0.50%	9.13%	5/23/2030	873	861	854	0.05%
Any Hour LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 0.50%	8.92%	5/23/2030	3,366	3,323	3,273	0.18%
Any Hour LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 0.50%	8.92%	5/23/2030	3,644	3,573	3,544	0.19%
Apex Service Partners, LLC 2024 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.84%	10/24/2030	3,634	3,599	3,624	0.19%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.82%	10/24/2030	1,096	1,070	1,087	0.06%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.82%	10/24/2030	490	485	486	0.03%
Apex Service Partners, LLC 2024 Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.82%	10/24/2030	4,603	4,511	4,567	0.24%
Apex Service Partners, LLC 2024 Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.82%	10/24/2030	2,057	2,041	2,041	0.11%
Apex Service Partners, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.90%	10/24/2029	43	42	42	0.00%
Apex Service Partners, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 1.00%	8.90%	10/24/2029	79	76	77	0.00%
Apex Service Partners, LLC Second Amendment Incremental Delayed DrawTerm Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.84%	10/24/2030	1,687	1,669	1,665	0.09%
Apex Service Partners, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.84%	10/24/2030	836	828	836	0.04%
Apex Service Partners, LLC Third Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	10/24/2030	-	(42)	(43)	0.00%
Arcticom Group Delayed Draw Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 8.00% / 1.00%	11.72% / 4.50%	12/22/2027	48	48	47	0.00%
Arcticom Group Delayed Draw Term Loan D	(3)(4)(5)(7)(10)	1M SOFR + 8.00% / 1.00%	11.72% / 4.50%	12/22/2027	12	12	12	0.00%
Arcticom Group Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 8.00% / 1.00%	11.72% / 4.50%	12/22/2027	206	204	200	0.01%
Arcticom Group Third Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 8.00% / 1.00%	11.72% / 4.50%	12/22/2027	52	51	50	0.00%
KL Stockton Intermediate II, LLC PIK Term Loan	(3)(4)(5)(7)	FIXED + 13.00% / 0.50%	0.00% / 13.00%	5/23/2031	2,168	2,067	2,106	0.11%
Modigent, LLC Delayed Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	8.92%	8/23/2028	280	279	280	0.02%
PestCo, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.59%	8/6/2030	785	771	783	0.04%
PestCo, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/6/2030	-	(6)	(1)	0.00%
PestCo, LLC Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.59%	8/6/2030	6,869	6,836	6,829	0.37%
PestCo, LLC Term A Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.59%	8/6/2030	6,869	6,836	6,829	0.37%
Quick Quack Car Wash Holdings, LLC 2025 Funded Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.47%	6/10/2031	4,979	4,932	4,937	0.26%
Quick Quack Car Wash Holdings, LLC 2025 Funded Delayed Draw Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.75% / 0.75%	8.47%	6/10/2031	320	317	318	0.02%
Quick Quack Car Wash Holdings, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 0.75%	8.48%	6/10/2031	2,254	2,159	2,254	0.12%
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	9.47%	12/1/2027	664	657	657	0.04%
						$53,060	$53,072	2.85%

Specialized Finance
Equinox Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/28/2031	$-	$(7)	$-	0.00%
Equinox Buyer, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.11%	7/28/2031	5,443	5,391	5,388	0.29%
MIV Buyer, LLC Term A Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.42%	9/19/2031	6,000	5,944	5,941	0.32%
						$11,328	$11,329	0.61%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Specialty Chemicals
Charkit Chemical Company, LLC Term Loan A	(3)(4)(5)(7)(11)	3M SOFR + 4.88% / 1.00%	8.70%	12/29/2026	$4,268	$4,258	$4,268	0.23%
Rocket BidCo, Inc. Term Loan (Recochem)	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.60%	11/1/2030	11,138	10,956	10,858	0.58%
						$15,214	$15,126	0.81%

Specialty Stores
Saldon Holdings, Inc. Fourth Amendment Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 1.00%	9.07%	3/13/2028	$592	$592	$592	0.03%

Systems Software
ACP Falcon Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	8/1/2029	$-	$(5)	$-	0.00%
ACP Falcon Buyer, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.49%	8/1/2029	2,125	2,084	2,069	0.11%
Computer Services, Inc. 2025 Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 0.00%	8.17%	11/17/2031	1,048	1,042	1,041	0.06%
Computer Services, Inc. 2025-1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/17/2031	-	(1)	-	0.00%
Computer Services, Inc. 2025-2 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	11/17/2031	-	-	-	0.00%
Digicert, Inc. Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/10/2030	-	(17)	-	0.00%
DigiCert, Inc. Seventh Amendment Specified Refinancing Term B1 Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.75% / 0.75%	9.47%	7/10/2030	16,746	16,508	16,497	0.88%
ES Ventures LLC 4th Amend Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.74%	12/31/2028	400	399	399	0.02%
ES Ventures LLC 5th Amend Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.74%	12/31/2028	350	349	349	0.02%
ES Ventures LLC Illume Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.74%	12/13/2028	167	164	163	0.01%
ES Ventures LLC Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.74%	12/13/2028	1,308	1,297	1,248	0.07%
ES Ventures LLC Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.74%	12/13/2028	924	915	881	0.05%
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/13/2028	-	(12)	-	0.00%
Saturn Borrower Inc Tenth Amendment Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.69%	11/13/2028	246	235	246	0.01%
Saturn Borrower Inc Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.67%	11/10/2028	5,894	5,824	5,810	0.31%
						$28,782	$28,703	1.54%

Technology Distributors
DecisionPoint Technologies, Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.44%	8/31/2029	$35	$34	$34	0.00%
DecisionPoint Technologies, Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.44%	8/31/2029	5,513	5,445	5,458	0.29%
DecisionPoint Technologies, Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.81%	8/31/2029	2,452	2,406	2,428	0.13%
Ivy Technology Parent Intermediate III Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.38% / 1.00%	9.09%	2/5/2031	6,456	6,367	6,377	0.34%
Ivy Technology Parent Intermediate III Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.38% / 1.00%	9.09%	2/5/2031	167	156	167	0.01%
Thames Technology Holdings, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.75% / 1.00%	9.42%	8/31/2029	779	779	779	0.04%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.73%	8/31/2029	1,572	1,551	1,551	0.08%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.73%	8/31/2029	3,366	3,325	3,321	0.18%
Thames Technology Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.75% / 1.00%	9.73%	8/31/2029	3,346	3,251	3,275	0.18%
Thames Technology Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)(10)	1M SOFR + 5.75% / 1.00%	9.47%	8/31/2029	473	473	467	0.03%
						$23,787	$23,857	1.28%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Trading Companies & Distributors
AFC-Dell Holding Corp. Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.84%	4/9/2027	$2,125	$2,100	$2,091	0.11%
AFC-Dell Holding Corp. Revolving Loan B	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/9/2028	-	(1)	(1)	0.00%
Hills Distribution, Inc. Amendment No.2 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	11/8/2029	-	-	-	0.00%
Hills Distribution, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.32%	11/8/2029	916	907	916	0.05%
Hills Distribution, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 1.00%	9.32%	11/8/2029	113	112	113	0.01%
Hills Distribution, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.19%	11/8/2029	177	176	174	0.01%
Hills Distribution, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.19%	11/8/2029	1,435	1,420	1,415	0.08%
Hills Distribution, Inc. Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 0.00%	9.32%	11/8/2029	234	233	233	0.01%
Hultec Buyer, LLC Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.32%	3/31/2029	1,536	1,513	1,533	0.08%
Hultec Buyer, LLC Term Loan A	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.32%	3/31/2029	3,290	3,236	3,284	0.18%
Lindstrom, LLC Initial Revolving Credit Loan	(3)(4)(5)(6)(7)	6M SOFR + 5.50% / 0.00%	9.20%	12/30/2032	890	854	853	0.05%
Lindstrom, LLC Initial Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 5.50% / 0.00%	9.20%	12/30/2032	16,451	16,204	16,204	0.87%
P.T. International LLC Delayed Draw Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.50% / 1.00%	8.44%	6/30/2027	4,886	4,871	4,886	0.26%
Red Fox CD Acquisition Corparation Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	9.67%	3/4/2030	3,366	3,309	3,301	0.18%
Red Fox CD Acquisition Corparation Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.00% / 1.00%	9.67%	3/4/2030	3,512	3,445	3,445	0.18%
Red Fox CD Acquisition Corporation Amendment No. 2 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.67%	3/4/2030	1,933	1,852	1,843	0.10%
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	12/28/2029	-	(79)	(11)	0.00%
SureWerx Purchaser III, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	8.92%	12/28/2029	2,234	2,195	2,133	0.11%
Trench Plate Rental Co. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.27%	12/3/2028	5,324	5,309	5,318	0.29%
Trench Plate Rental Co. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.29%	12/3/2028	320	318	319	0.02%
						$47,974	$48,049	2.59%

Trucking
EVDR Purchaser, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/14/2031	$-	$-	$-	0.00%
EVDR Purchaser, Inc. Incremental Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 4.50% / 0.75%	8.23%	2/14/2031	3,374	3,321	3,317	0.18%
EVDR Purchaser, Inc. Incremental Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 4.50% / 0.75%	8.23%	2/14/2031	3,691	3,652	3,629	0.19%
EVDR Purchaser, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.50% / 0.75%	8.34%	2/14/2031	165	165	149	0.01%
						$7,138	$7,095	0.38%
Total First Lien Senior Secured						$2,908,938	$2,903,414	155.91%

Second Lien Senior Secured
Insurance Brokers
SageSure Holdings, LLC Delayed Draw Term Loan B	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 1.00%	8.58% / 1.44%	1/28/2030	$1,033	$1,025	$1,032	0.06%
SageSure Holdings, LLC Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 0.50%	8.58% / 1.44%	1/28/2030	1,458	1,445	1,458	0.08%
SageSure Holdings, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 4.75% / 0.50%	8.58% / 1.44%	1/28/2030	2,970	2,970	2,970	0.16%
Total Second Lien Senior Secured						$5,440	$5,460	0.30%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal / Shares	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Subordinated Notes
Asset Management & Custody Banks
Carlyle US CLO 2025-2, Ltd Subordinated Notes	(3)(5)(25)(26)(27)(28)	N/A	N/A	7/25/2038	$11,407	$10,116	$10,491	0.56%

Other Diversified Financial Services
Audax Senior Debt CLO 12 LLC Sub Notes	(3)(5)(25)(26)(27)(28)	N/A	N/A	4/22/2037	$2,081	$2,081	$2,145	0.12%
CIFC Funding 2024-V Sub Notes Reg S	(3)(5)(25)(27)(28)	N/A	N/A	1/22/2038	5,717	4,904	4,685	0.25%
CIFC Stone Warehouse III LTD CLO	(3)(5)(25)(27)(28)	N/A	N/A	12/31/2049	16,580	16,580	16,580	0.89%
Jefferies Credit Partners Direct Lending CLO 2025-1 Ltd.	(3)(5)(25)(26)(27)(28)	N/A	N/A	12/31/2049	16,315	15,098	15,417	0.83%
						$38,663	$38,827	2.09%
Total Subordinated Notes						$48,779	$49,318	2.65%
Total Non-Controlled, Non-Affiliated Debt Investments						$2,963,157	$2,958,192	158.86%

Non-Controlled, Non-Affiliated Equity Investments
Preferred Equity
Air Freight & Logistics
Amex Holding III Corp Equity 16th December 2025	(5)(11)(25)	N/A	N/A	N/A	4,892	$1,989	$499	0.03%

Non-Controlled, Non-Affiliated Private Credit Funds
Limited Partnership Interests
Asset Management & Custody Banks
26N DL Sidecar Fund I LP	(6)(16)(17)(25)(30)(31)	N/A	N/A	N/A	$-	$-	$-	0.00%
Castlelake Consumer Receivables Opportunity III, L.P. Fund	(6)(16)(17)(18)(25)	N/A	N/A	N/A	4,010	4,071	6,016	0.32%
Castlelake Consumer Receivables Opportunity IV, L.P. Fund	(6)(16)(17)(19)(25)	N/A	N/A	N/A	6,535	6,558	7,582	0.41%
Diameter Credit Company Common Shares	(16)(17)(20)(25)	N/A	N/A	N/A	10,000	10,000	9,982	0.54%
Fidelity Evergreen Private Credit Fund LP	(6)(16)(17)(21)(25)	N/A	N/A	N/A	19,301	19,301	23,212	1.24%
Hercules Growth Lending Fund IV LP	(6)(16)(17)(22)(25)	N/A	N/A	N/A	3,162	3,162	3,145	0.17%
						$43,092	$49,937	2.68%
Total Non-Controlled, Non-Affiliated Private Credit Funds						$43,092	$49,937	2.68%
Total Investments						$3,008,238	$3,008,628	161.57%

Cash Equivalents and Restricted Cash Equivalents
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio - Institutional Class, 3.60% (145,625 shares)	(4)(23)	N/A	N/A	N/A	N/A	$145,625	$145,625	7.81%

Liabilities Less Other Assets							$(1,289,786)	(69.38)%

Net Assets							$1,864,467	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

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
(7)
The investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“PRIME”)). which reset monthly or quarterly. For each such investment, the Company has provided the reference rate used and provided the spread and the current contractual interest rate in effect at December 31, 2025. The interest rate disclosed is based on the reference rate as of the last reset date which may differ from the reference rate as of December 31, 2025. As of December 31, 2025, effective rates for 1 Month (“M”) S, 3M S, 6M S and PRIME are 3.79%, 4.01%, 4.20% and 6.75%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2025. Certain investments are subject to a floor and have been provided.
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
(17)
Private credit funds are generally issued in private placement transactions and as such are generally restricted to resale. There are no circumstances that could cause a lapse in the restriction to resale. Each investment may have been purchased on various dates and for different amounts. Total fair value of restricted private credit funds as of December 31, 2025 was $49,937 or 2.68% of net assets.
(18)
Investment was acquired on June 26, 2024.
(19)
Investment was acquired on November 15, 2024.
(20)
Investment was acquired on September 15, 2025.
(21)
Investment was acquired on May 22, 2024.
(22)
Investment was acquired on July 30, 2025.
(23)
The rate reported is the 7-day effective yield at the period end.
(24)
Investment is domiciled in Canada.
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
(28)
Investment is domiciled in Cayman Islands.
(29)
Investment was on non-accrual status as of December 31, 2025 and is non-income producing.
(30)
Investment was acquired on October 23, 2025.
(31)
Position is an unfunded commitment.
(32)
Investment is domiciled in United Kingdom.

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

Interest Rate Swaps (a)(b)(c)(d)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Change in Unrealized Appreciation (Depreciation)
Wells Fargo Bank, NA	2025 Senior Notes - Tranche A	5.94%	3M SOFR + 2.525%	12/17/2028	$75,000	$(45)	(45)
Wells Fargo Bank, NA	2025 Senior Notes - Tranche B	5.94%	3M SOFR + 2.542%	3/17/2029	75,000	(56)	(56)
Wells Fargo Bank, NA	2025 Senior Notes - Tranche C	6.32%	3M SOFR + 2.7955%	12/17/2030	75,000	(104)	(104)
Wells Fargo Bank, NA	2025 Senior Notes - Tranche D	6.32%	3M SOFR + 2.7925%	3/17/2031	75,000	(111)	(111)

					$300,000	$(316)	$(316)

(a)
Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b)
Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedging item within interest expense in the Consolidated Statements of Operations. For further details, see Note 2 "Significant Accounting Policies" and Note 4 "Borrowings".
(c)
The Company's interest rate swaps are cleared over-the-counter.
(d)
Interest is paid semi-annually.

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured
Advertising
Carnegie Dartlet, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.500%	2/7/2030	$—	$(1)	$—	0.00%
Carnegie Dartlet, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.857%	2/7/2030	506	499	493	0.06%
Carnegie Dartlet, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	10.053%	2/7/2030	4	3	3	0.00%
Finn Partners, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.98%	7/1/2026	1,671	1,662	1,669	0.18%
Finn Partners, Inc. Second Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.65% / 1.00%	10.98%	7/1/2026	3,241	3,222	3,236	0.35%
Kite Midco II LTD Term Loan B1	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.43%	11/19/2031	5,290	5,211	5,211	0.57%
Kite Midco II LTD Term Loan B1	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.00%	9.43%	11/19/2031	5,290	5,211	5,211	0.57%
Kite Midco II LTD Term Loan B2	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.00% / 0.00%	0.00%	11/19/2031	—	(10)	(10)	0.00%
Kite Midco II LTD Term Loan B2	(1)(2)(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.00% / 0.00%	0.00%	11/19/2031	—	(10)	(10)	0.00%
Minds Buyer Incremental Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/3/2029	—	(4)	(5)	0.00%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.85%	5/3/2029	11,375	11,319	11,290	1.23%
						$27,102	$27,088	2.96%

Aerospace & Defense
Aviation Technical Services, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/12/2029	$—	$(3)	$(3)	0.00%
Aviation Technical Services, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	10.41%	7/12/2029	3,990	3,962	3,962	0.43%
Heads Up Technologies, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.95%	8/10/2028	4,912	4,866	4,912	0.53%
PAG Holding Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 4.25% / 1.00%	11.75%	12/21/2029	245	234	245	0.03%
PAG Holding Corp. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.85%	12/21/2029	11,245	11,141	11,245	1.23%
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	2/15/2029	—	(25)	—	0.00%
PPW Aero Buyer, Inc. Delayed Draw Term Loan-1	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	10.12%	2/15/2029	1,442	1,435	1,442	0.16%
PPW Aero Buyer, Inc. Term Loan (Whitcraft LLC )	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	11.01%	2/15/2029	4,937	4,937	4,933	0.54%
Sigma Defense Systems LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.90% / 1.00%	11.23%	12/18/2027	1,776	1,744	1,743	0.19%
Sigma Defense Systems LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/18/2027	—	(1)	—	0.00%
						$28,290	$28,479	3.11%

Air Freight & Logistics
AMEX Holding III Corp Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.65% / 1.00%	11.98% / 1.00%	3/31/2028	$211	$210	$185	0.02%
AMEX Holding III Corp Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.65% / 1.00%	11.98% / 1.00%	3/31/2028	4,738	4,712	4,170	0.45%
Gulf Winds International Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.60% / 1.00%	11.96%	6/12/2028	4,925	4,922	4,910	0.54%
Solairus Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.35% / 1.00%	10.49%	7/23/2029	4,517	4,517	4,516	0.49%
						$14,361	$13,781	1.50%

Alternative Carriers
Meriplex Communications, Ltd. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.10% / 0.75%	9.46%	7/17/2028	$4,946	$4,946	$4,935	0.54%

Apparel Retail
Brightmore Brands LLC Original Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 4.59% / 1.50%	14.05%	9/10/2029	$9,990	$9,846	$9,797	1.07%

Application Software
Anaplan, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 0.75%	9.58%	6/21/2029	$5,000	$4,981	$4,997	0.55%
ARI Network Services, Inc. Third Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.36%	8/28/2026	3,431	3,389	3,395	0.37%

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

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Education Services
Cambium Learning Group, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.60% / 0.75%	10.23%	7/20/2028	$5,913	$5,866	$5,913	0.65%

Electrical Components & Equipment
C3 AcquisitionCo, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	11/26/2030	$—	$(30)	$(30)	0.00%
C3 AcquisitionCo, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.50%	10.34%	11/26/2030	7,867	7,769	7,769	0.85%
C3 AcquisitionCo, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	11/26/2030	—	(11)	(11)	0.00%
Inventus Power, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	6/30/2025	—	(3)	(2)	0.00%
Inventus Power, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.61% / 1.00%	11.97%	6/30/2025	3,096	3,068	3,068	0.33%
Spark Buyer, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/15/2031	—	(18)	(19)	0.00%
Spark Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.77%	10/15/2031	4,844	4,758	4,771	0.52%
Spark Buyer, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.77%	10/15/2031	1,406	1,386	1,385	0.15%
Spark Buyer, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/15/2031	—	(18)	(15)	0.00%
WC PLG Buyer, Inc Revolver	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	12/31/2049	—	(16)	(16)	0.00%
WC PLG Buyer, Inc Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.81%	12/31/2049	7,000	6,930	6,930	0.75%
WC PLG Buyer, Inc Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.81%	12/31/2049	5,356,808	5,303	5,303	0.58%
						$29,118	$29,133	3.18%

Electronic Equipment & Instruments
Dwyer Instruments, LLC_Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	7/20/2029	$—	$(7)	$(7)	0.00%
Dwyer Instruments, LLC_Revolver	(1)(2)(3)(4)(5)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	7/20/2029	—	(17)	(17)	0.00%
Dwyer Intrumnets, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	9.27%	7/20/2029	10,889	10,780	10,780	1.18%
Fortis Payment Systems, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.95%	2/13/2026	4,910	4,897	4,910	0.54%
REE Holdings III Corp. Term Loan (Rees Scientific Corporation)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.99%	11/4/2028	4,912	4,861	4,913	0.53%
						$20,514	$20,579	2.25%

Electronic Manufacturing Services
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 6.65% / 1.00%	10.98%	10/5/2027	$155	$155	$150	0.02%
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	11.02% / 1.90%	10/5/2027	2,596	2,575	2,524	0.27%
						$2,730	$2,674	0.29%

Environmental & Facilities Services
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	6/14/2026	$—	$—	$—	0.00%
AVW WV Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.08%	3/17/2027	7,404	7,378	7,380	0.80%
CARDS Acquisition, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/12/2026	—	(38)	—	0.00%
CARDS Acquisition, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.80%	8/12/2029	871	858	871	0.10%
CARDS Acquisition, Inc. Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.58%	8/12/2029	4,090	4,052	4,040	0.44%
CARDS Acquisition, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	8/12/2029	2,958	2,914	2,922	0.32%
Creative Multicare, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.59%	3/27/2030	4,963	4,909	4,903	0.54%
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/19/2029	—	(12)	—	0.00%
HEF Safety Ultimate Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	11/19/2029	2,580	2,535	2,504	0.27%
O6 Environmental, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.78%	6/30/2027	1,048	1,043	1,048	0.11%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
O6 Environmental, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.67%	6/30/2027	1,427	1,409	1,408	0.15%
Rotolo Consultants, Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.21% / 1.00%	11.73%	12/20/2026	3,144	3,097	3,131	0.34%
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 4.00% / 1.00%	11.50%	9/4/2029	1,580	1,550	1,561	0.17%
Vortex Companies, LLC Amendment No. 4 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.38%	9/4/2029	2,250	2,233	2,233	0.24%
Vortex Companies, LLC Term Loan Delayed Draw Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.36%	9/4/2029	2,932	2,900	2,900	0.32%
Vortex Companies, LLC Term Loan Incremental	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.36%	9/4/2029	3,028	2,995	2,995	0.33%
Vortex Intermediate, LLC Revolver Amendment No. 4 Incremental	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.57%	4/9/2029	74	69	69	0.01%
						$37,892	$37,965	4.14%

Food Distributors
Costanzo's Bakery, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.58%	6/18/2027	$204	$203	$202	0.02%
Costanzo's Bakery, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	6/18/2027	2,962	2,937	2,933	0.32%
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/1/2030	—	(28)	(4)	0.00%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.60% / 1.00%	10.17%	8/1/2030	4,078	4,031	4,019	0.44%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	10.17%	8/1/2030	599	590	590	0.06%
Heritage Foodservice Investment, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/1/2030	—	(7)	(1)	0.00%
Recipe Acquisition Corp. Delayed Draw Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/31/2031	—	—	(24)	0.00%
Recipe Acquisition Corp. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.60%	7/31/2031	206	201	196	0.02%
Recipe Acquisition Corp. Term Loan (First Lien)	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.60%	7/31/2031	7,737	7,699	7,611	0.83%
Rushmore Investment III LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.34%	10/18/2030	3,990	3,951	3,943	0.43%
Rushmore Investment III LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.34%	10/18/2030	8,437	8,276	8,339	0.91%
						$27,853	$27,804	3.03%

Health Care Distributors
ASP Global Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.61%	7/31/2029	$1,534	$1,514	$1,534	0.17%
ASP Global Holdings, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.61%	7/31/2029	5,188	5,139	5,174	0.57%
ASP Global Holdings, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 4.25% / 1.00%	11.75%	7/31/2029	215	209	215	0.02%
HEC Purchaser Corp. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/17/2029	—	(11)	(1)	0.00%
HEC Purchaser Corp. Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.75%	6/17/2029	8,426	8,314	8,380	0.91%
IDC Infusion Services, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.26%	7/7/2028	6,000	5,934	5,932	0.65%
						$21,099	$21,234	2.32%

Health Care Equipment
Artivion, Inc. Closing Date Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 2.00%	11.09%	1/18/2030	$1,059	$1,057	$1,060	0.12%
Artivion, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 2.00%	1.00%	1/18/2030	—	—	—	0.00%
Blades Buyer, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.10% / 1.00%	9.60%	4/1/2026	4,924	4,910	4,924	0.54%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.60% / 1.00%	9.96%	6/10/2027	4,936	4,931	4,937	0.54%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.96%	6/10/2027	3,853	3,753	3,853	0.42%
Medical Device Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.35% / 1.00%	10.68%	7/11/2029	4,389	4,307	4,327	0.47%

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

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Sonny’s Enterprises, LLC Restatement Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% / 1.00%	9.92%	8/5/2028	4,037	3,992	3,979	0.43%
Sonny's Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.65% / 1.00%	10.24%	8/5/2028	36	33	36	0.00%
Tank Holding Corp. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.10% / 0.75%	10.44%	3/31/2028	4,231	4,191	4,256	0.46%
Tank Holding Corp. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.25%	3/31/2028	4,924	4,864	4,876	0.53%
						$31,769	$31,810	3.47%

Insurance Brokers
Alera Group, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.09%	10/2/2028	$628	$609	$609	0.07%
Alkeme Intermediary Holdings, LLC Seventh Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.08%	10/28/2026	4,989	4,915	4,932	0.54%
Arden Purchaser, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	5.25%	11/22/2030	327	311	311	0.03%
Arden Purchaser, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 1.00%	9.58%	11/22/2030	11,765	11,648	11,647	1.27%
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	4/14/2028	—	—	(32)	0.00%
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 1.00%	10.00%	11/30/2029	624	617	624	0.07%
Inszone Mid, LLC A&R Term Loan Facility	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.50%	11/30/2029	744	741	744	0.08%
Integrity Marketing Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.51%	8/25/2028	12,469	12,448	12,469	1.36%
Keystone Agency Partners LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	5/3/2027	2,962	2,940	2,916	0.32%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.75% / 0.75%	10.26%	11/1/2029	84	84	84	0.01%
Oakbridge Insurance Agency LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	10.23%	11/1/2029	451	448	451	0.05%
Peter C. Foy & Associates Insurance Services, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 0.75%	10.86%	11/1/2028	2,469	2,425	2,420	0.26%
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.83%	11/1/2028	1,211	1,203	1,199	0.13%
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.50% / 0.75%	9.83%	11/1/2028	4,396	4,352	4,364	0.48%
Tricor, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.15% / 1.00%	9.74%	10/22/2026	1,193	1,193	1,193	0.13%
Tricor, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.10% / 1.00%	9.46%	10/22/2026	144	144	144	0.01%
Tricor, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.10% / 1.00%	9.46%	10/22/2026	3,173	3,173	3,173	0.35%
Worldwide Insurance Network, LLC DDTL	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.81% / 0.75%	10.32%	5/28/2030	731	722	731	0.08%
Worldwide Insurance Network, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.70% / 0.75%	10.22%	5/28/2030	2,493	2,470	2,477	0.27%
						$50,443	$50,456	5.51%

Interactive Home Entertainment
Five Star Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.15% / 1.50%	11.66%	2/23/2028	$56	$54	$54	0.01%
Track Branson Opco, LLC, The Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.50%	0.50%	2/23/2028	—	(2)	—	0.00%
Track Branson OpCo, LLC, The Term Loan A	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.15% / 1.50%	11.66% / 1.00%	2/23/2028	1,590	1,556	1,529	0.17%
						$1,608	$1,583	0.18%

Internet & Direct Marketing Retail
Berlin Rosen Acquisition, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	9.98%	1/14/2027	$600	$590	$592	0.06%
Berlin Rosen Acquisition, LLC Revolver	(1)(2)(3)(4)(5)(6)(7)(10)	1M SOFR + 5.50% / 1.00%	9.98%	1/14/2027	600	590	592	0.06%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(1)(2)(3)(4)(5)(7)	1M SOFR + 5.60% / 1.00%	10.15%	1/14/2027	1,823	1,802	1,805	0.20%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.60% / 1.00%	10.15%	1/14/2027	1,823	1,802	1,805	0.20%
Berlin Rosen Acquisition, LLC Term Loan	(1)(2)(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	10.15%	1/14/2027	2,153	2,127	2,131	0.23%

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

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Life & Health Insurance
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.60%	6/1/2030	$12,248	$12,127	$12,126	1.32%
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/1/2030	—	(16)	(16)	0.00%
						$12,111	$12,110	1.32%

Life Sciences Tools & Services
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.25% / 1.00%	9.77%	9/30/2030	$64	$63	$64	0.01%
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed TL	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	9/30/2030	—	—	—	0.00%
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 1.00%	1.00%	9/30/2030	—	—	—	0.00%
Bamboo US BidCo LLC (aka Baxter) USD TL	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.77%	9/30/2030	706	700	704	0.08%
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.96%	12/30/2026	2,602	2,588	2,548	0.28%
KL Charlie Acquisition Company Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.96%	12/30/2026	1,956	1,932	1,920	0.21%
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	12/30/2026	—	2	—	0.00%
KL Moon Acquisition, LLC 2024 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57% / 2.75%	2/1/2029	655	639	623	0.07%
KL Moon Acquisition, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57% / 2.75%	2/1/2029	1,643	1,624	1,563	0.17%
KL Moon Acquisition, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.75% / 1.00%	12.32% / 2.75%	2/1/2029	352	352	335	0.03%
						$7,900	$7,757	0.85%

Metal & Glass Containers
Keg Logistics LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.67%	11/23/2027	$4,432	$4,385	$4,388	0.48%

Movies & Entertainment
Broadcast Music, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	10.39%	2/8/2030	$1,572	$1,566	$1,567	0.17%

Office Services & Supplies
Advanced Web Technologies Holding Company Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.56%	12/17/2026	$780	$769	$768	0.08%
Advanced Web Technologies Holding Company Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.25% / 1.00%	10.58%	12/17/2026	49	49	49	0.01%
Advanced Web Technologies Holding Company Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	8.31%	12/17/2026	1,982	1,954	1,953	0.21%
Ergotron Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 0.75%	9.61%	7/6/2028	4,521	4,521	4,521	0.49%
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.15% / 1.00%	10.48%	12/15/2026	552	517	525	0.06%
Forward Solutions, LLC Third Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	10.48%	12/15/2026	657	647	650	0.07%
						$8,457	$8,466	0.92%

Oil & Gas Equipment & Services
Jones Industrial Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.10% / 2.00%	11.46%	7/31/2028	$474	$452	$461	0.05%
Jones Industrial Holdings, Inc. Term A Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 7.10% / 2.00%	11.46%	7/31/2028	1,995	1,917	1,902	0.21%
						$2,369	$2,363	0.26%

Other Diversified Financial Services
Citrin Cooperman Advisors LLC 2022-2 Incremental Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.28%	10/1/2027	$1,129	$1,121	$1,121	0.12%
Citrin Cooperman Advisors LLC 2022-2 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	6M SOFR + 5.00% / 0.75%	9.28%	10/1/2027	3,802	3,736	3,762	0.41%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Convera International Financial S.a r.l. Incremental Term Loan	(1)(3)(5)(7)(9)(10)	3M SOFR + 6.15% / 0.75%	10.48%	3/1/2028	2,955	2,908	2,904	0.32%
Convera International Holdings Limited Term Loan	(1)(3)(5)(7)(9)(10)	3M SOFR + 6.00% / 0.75%	10.33%	1/3/2028	404	398	398	0.04%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.59%	6/15/2029	1,711	1,682	1,698	0.19%
Lido Advisors, LLC_Delayed Draw Term Loan Seventh Amendment	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.52%	6/15/2029	726	712	716	0.08%
						$10,557	$10,599	1.16%

Packaged Foods & Meats
Chef Merito, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.90% / 1.00%	10.23%	7/15/2028	$424	$414	$424	0.05%
Chef Merito, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.90% / 1.00%	10.23%	7/15/2028	424	414	424	0.05%
Chef Merito, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/15/2028	—	(8)	(3)	0.00%
Chef Merito, LLC First Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.15% / 1.00%	10.67%	7/15/2028	2,558	2,495	2,526	0.27%
Chef Merito, LLC Second Amendment Term Loan A	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.90% / 1.00%	10.23%	7/15/2028	1,136	1,115	1,117	0.12%
Demakes Borrower, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	12/12/2029	—	—	—	0.00%
Demakes Borrower, LLC Term B Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	10.45%	12/12/2029	345	345	345	0.04%
Gastronome Acquisition, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.15% / 1.00%	9.48%	11/18/2027	4,730	4,704	4,730	0.51%
Huron Bidco, INC. Incremental Term Loan B1 (KNPC Holdco)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 7.10% / 1.00%	12.24%	10/22/2029	737	728	710	0.08%
KNPC Holdco, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	10.99%	10/22/2029	4,889	4,830	4,749	0.52%
KNPC Holdco, LLC Tranche D-1 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.85% / 1.00%	10.27%	10/22/2029	5,000	5,000	5,000	0.54%
Nellson Nutraceutical, LLC Term A-1 Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.85% / 1.00%	10.40%	12/23/2025	4,932	4,910	4,848	0.53%
Patriot Foods Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.11%	12/24/2029	4,950	4,894	4,901	0.53%
Signature Brands, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 9.76% / 1.75%	14.28% / 3.00%	5/4/2028	4,516	4,445	4,300	0.47%
Signature Brands, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.61% / 1.75%	10.97%	5/4/2028	259	256	247	0.03%
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	(1)(2)(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	10.15%	3/31/2029	2,292	2,220	2,232	0.24%
Western Smokehouse Partners, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	10.15%	3/31/2029	2,292	2,264	2,264	0.25%
ZB Holdco LLC 2023-1 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	10.28%	2/9/2028	194	191	192	0.02%
ZB Holdco LLC 2023-1 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.65% / 1.00%	9.98%	2/9/2028	154	152	151	0.02%
						$39,369	$39,157	4.27%

Paper Packaging
Arctic Holdco, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.46%	12/23/2026	$5,528	$5,528	$5,528	0.60%
Arctic Holdco, LLC Initial Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 6.10% / 1.00%	10.46%	12/23/2026	354	354	354	0.04%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 1	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.35% / 1.50%	10.75%	3/5/2027	2,716	2,666	2,671	0.29%
Innopak Industries, Inc. Fourth Amendment Term Loan Part 2	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 6.35% / 1.50%	10.75%	3/5/2027	2,222	2,181	2,207	0.24%
						$10,729	$10,760	1.17%

Personal Products
Kinetic Purchaser, LLC - Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.15% / 1.00%	10.75%	11/10/2027	$2,019	$1,961	$1,949	0.21%
Loving Tan Intermediate II Inc. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.35%	5/31/2028	2,728	2,669	2,703	0.30%
Loving Tan Intermediate II Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.00% / 1.00%	10.35%	5/31/2028	104	97	104	0.01%
Phoenix YW Buyer, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/31/2030	—	(3)	—	0.00%
Phoenix YW Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.33%	5/31/2030	8,138	8,023	8,109	0.88%
RoC Holdco LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.75%	11.13%	2/21/2031	4,236	4,200	4,211	0.46%
RoC Holdco LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/21/2030	—	(5)	—	0.00%
						$16,942	$17,076	1.86%

Pharmaceuticals
Creek Parent, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 0.75%	12.75%	12/18/2031	$14,076	$13,935	$13,935	1.52%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Creek Parent, Inc. Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/18/2031	—	(20)	(20)	0.00%
Pet FLavor, LLC Term A Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.33%	12/15/2026	5,003	4,983	4,953	0.54%
PharmaLogic Holdings Corp. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/21/2030	—	(18)	(17)	0.00%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.57%	6/21/2030	7,372	7,267	7,269	0.79%
Sequon, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.59%	12/29/2026	4,913	4,892	4,859	0.53%
						$31,039	$30,979	3.38%

Real Estate Development
Discovery SL Management, LLC Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.88%	3/18/2030	$1,737	$1,725	$1,715	0.19%
Discovery SL Management, LLC Delayed Draw Term Loan A	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.88%	3/18/2030	291	290	290	0.03%
Discovery SL Management, LLC Delayed Draw Term Loan B	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/18/2030	—	(3)	(1)	0.00%
Discovery SL Management, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/18/2030	—	(1)	—	0.00%
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/22/2028	—	—	—	0.00%
						$2,011	$2,004	0.22%

Real Estate Operating Companies
Associations, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.76% / 1.00%	11.28%	7/2/2028	$217	$217	$217	0.02%
Associations, Inc. Special Purpose Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.76% / 1.00%	11.32%	7/3/2028	90	90	90	0.01%
Associations, Inc. Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.76% / 0.00%	11.32%	7/2/2028	6,972	6,937	6,930	0.76%
						$7,244	$7,237	0.79%

Real Estate Services
BBG, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	1M SOFR + 1.00% / 1.00%	5.59% / 5.75%	1/8/2026	$6,292	$6,101	$5,842	0.64%
Vacation Rental Brands, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	10.09%	9/6/2031	1,122	1,057	1,121	0.12%
Vacation Rental Brands, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.58%	9/6/2031	184	176	184	0.02%
Vacation Rental Brands, LLC Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	10.24%	9/6/2031	4,090	4,031	4,045	0.44%
Vacation Rental Brands, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	9/6/2031	1,274	1,262	1,260	0.14%
						$12,627	$12,452	1.36%

Research & Consulting Services
Accordion Partners LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/17/2031	$—	$(9)	$(9)	0.00%
Accordion Partners LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.58%	11/17/2031	10,957	10,886	10,886	1.19%
Accordion Partners LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/17/2031	—	(10)	(10)	0.00%
BDO USA, P.C. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 2.00%	9.52%	8/31/2028	4,938	4,857	4,888	0.53%
BNI Global, LLC Dollar Delayed Draw Term Loan (2021)	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	9.96%	5/1/2027	1,897	1,878	1,879	0.20%
BNI Global, LLC Initial Dollar Term Loan	(1)(2)(3)(4)(5)(7)(12)	1M SOFR + 5.60% / 1.00%	9.96%	5/1/2027	4,786	4,738	4,744	0.52%
BNI Global, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/1/2027	—	—	(2)	0.00%
Crete PA Holdco, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/26/2030	—	10	10	0.00%
Crete PA Holdco, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.52%	11/26/2030	6,512	6,479	6,479	0.71%
Crete PA Holdco, LLC Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/26/2030	—	1	1	0.00%
CSG Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/29/2029	—	(3)	(25)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
CSG Buyer, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.59%	7/29/2029	5,499	5,434	5,372	0.58%
CSG Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/29/2029	—	(4)	(8)	0.00%
Ethos Risk Services, LLC Delayed Draw Term C Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.00%	0.75%	5/1/2027	—	(10)	(10)	0.00%
Ethos Risk Services, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.11%	5/1/2027	5,280	5,216	5,197	0.57%
First Legal Buyer, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.00%	0.75%	7/1/2031	—	(7)	—	0.00%
First Legal Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/1/2030	—	(6)	(1)	0.00%
First Legal Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.58%	7/1/2030	5,106	5,070	5,099	0.55%
Gerson Lehrman Group, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.40% / 1.00%	9.73%	12/13/2027	4,974	4,898	4,975	0.54%
Liberty Purchaser, LLC Delayed Draw Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.60% / 0.75%	9.67%	11/22/2029	1,174	1,174	1,175	0.13%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.67%	11/22/2029	4,195	4,195	4,195	0.46%
ManTech International Corporation 2024 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.59%	9/14/2029	4,204	4,204	4,162	0.45%
ManTech International Corporation Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	9/14/2029	—	(106)	—	0.00%
Sagebrush Buyer, LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	7/1/2030	—	(11)	(6)	0.00%
Sagebrush Buyer, LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.36%	7/1/2030	6,190	6,102	6,062	0.66%
Smartronix, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 6.10% / 1.00%	10.35%	11/23/2028	4,936	4,926	4,907	0.54%
SourceHOV Tax, LLC Initial Term A Loan	(1)(2)(3)(4)(5)(7)(11)	6M SOFR + 6.01% / 1.00%	10.34%	4/6/2028	4,912	4,882	4,656	0.51%
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%	9/27/2027	—	(6)	—	0.00%
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 0.50%	0.50%	9/27/2031	—	(7)	—	0.00%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 0.50%	9.51%	9/27/2027	307	306	304	0.03%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.50%	9.51%	9/27/2027	5,175	5,127	5,125	0.56%
Vensure Employer Services, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.50%	9.51%	9/27/2027	4,868	4,821	4,820	0.53%
						$85,025	$84,865	9.26%

Restaurants
Ampler Qsr Holdings LLC 2024 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.42%	7/21/2027	$5,114	$5,078	$5,044	0.55%

Soft Drinks
Refresh Buyer, LLC Delayed Term Loan (Sunny Sky Products)	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.25% / 0.75%	9.33%	12/23/2028	$4,912	$4,882	$4,879	0.53%

Specialized Consumer Services
3 Step Sports LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 7.75% / 1.00%	13.02% / 1.50%	10/2/2029	$149	$139	$129	0.01%
3 Step Sports LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.60% / 1.50%	10/2/2029	683	670	660	0.07%
Anderson Group Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	9.35%	12/25/2028	4,924	4,899	4,924	0.54%
Any Hour LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.50%	9.33%	5/23/2030	201	185	200	0.02%
Any Hour LLC Revolving Credit	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 0.50%	9.65%	5/23/2030	499	484	483	0.05%
Any Hour LLC Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.50%	9.33%	5/23/2030	7,081	6,980	6,973	0.76%
Arcticom Group Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.00% / 1.00%	12.07% / 4.00%	12/22/2027	47	46	46	0.01%
Arcticom Group Delayed Draw Term Loan D	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.00%	1.00% / 4.00%	12/22/2027	—	—	—	0.00%
Arcticom Group Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 7.50% / 1.00%	8.07% / 4.00%	12/22/2027	199	198	199	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Arcticom Group Third Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 8.07% / 1.00%	12.07%	12/22/2027	50	49	49	0.01%
KL Stockton Intermediate II, LLC PIK Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 13.00% / 0.50%	0.00% / 13.00%	5/23/2031	1,904	1,870	1,864	0.20%
Modigent, LLC Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 6.50% / 0.75%	10.83%	8/23/2028	127	127	127	0.01%
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	2/2/2027	—	(75)	(75)	(0.01)%
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment	(1)(2)(3)(4)(5)(6)(7)(12)	3M SOFR + 1.00% / 1.00%	1.00%	2/2/2027	8,231	8,107	8,108	0.89%
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	10.20%	12/1/2027	671	661	654	0.07%
W. A. Kendall And Company, LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.68% / 1.00%	10.06%	4/22/2030	2,985	2,949	2,967	0.33%
W.A. Kendall and Company, LLC Initial Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.80% / 1.00%	10.09%	4/22/2030	4,909	4,874	4,860	0.53%
						$32,163	$32,168	3.51%

Specialty Chemicals
Charkit Chemical Company, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 5.03% / 1.00%	9.36%	12/29/2026	$4,268	$4,248	$4,264	0.47%
Rocket BidCo, Inc. Term Loan (Recochem)	(1)(3)(5)(7)(12)(19)	3M SOFR + 5.75% / 1.00%	10.32%	11/1/2030	11,250	11,037	11,037	1.20%
						$15,285	$15,301	1.67%

Specialty Stores
Saldon Holdings, Inc. Fourth Amendment Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.10% / 1.00%	10.46%	3/13/2026	$598	$598	$598	0.07%
Saldon Holdings, Inc. Initial DDTL Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/13/2026	—	—	—	0.00%
						$598	$598	0.07%

Systems Software
ACP Falcon Buyer, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	8/1/2029	$—	$(7)	$—	0.00%
ACP Falcon Buyer, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	10.09%	8/1/2029	2,147	2,096	2,109	0.23%
Computer Services, Inc. 2024-1 Incremental Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.75%	11/15/2029	516	508	516	0.06%
Computer Services, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	11/15/2029	—	—	—	0.00%
ES Ventures LLC Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.59%	12/13/2028	1,324	1,309	1,308	0.14%
ES Ventures LLC Term A Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.59%	12/13/2028	933	923	922	0.10%
						$4,829	$4,855	0.53%

Technology Distributors
Thames Technology Holdings, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.34%	8/31/2029	$787	$778	$778	0.09%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	10.34%	8/31/2029	4,988	4,920	4,885	0.53%
Thames Technology Holdings, Inc. Initial Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.34%	8/31/2029	3,380	3,285	3,244	0.35%
Thames Technology Holdings, Inc. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2029	—	—	(12)	0.00%
						$8,983	$8,895	0.97%

Trading Companies & Distributors
AFC-Dell Holding Corp. Closing Date Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	10.09%	4/9/2027	$2,147	$2,121	$2,085	0.23%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2030	495	490	490	0.05%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2030	1,107	1,076	1,096	0.12%
Apex Service Partners, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2030	2,078	2,058	2,057	0.22%
Apex Service Partners, LLC 2024 Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2030	4,650	4,540	4,603	0.50%
Apex Service Partners, LLC Incremental Delayed Term Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2030	1,058	1,036	1,058	0.12%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Apex Service Partners, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2029	111	110	110	0.01%
Apex Service Partners, LLC Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)(10)	3M SOFR + 5.00% / 1.00%	9.51%	10/24/2029	206	202	203	0.02%
Hultec Buyer, LLC Term Loan A	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	10.19%	3/31/2029	4,840	4,752	4,723	0.52%
P.T. International LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(7)(11)	3M SOFR + 4.60% / 1.00%	9.15%	6/30/2027	4,937	4,913	4,927	0.54%
Red Fox CD Acquisition Corparation Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.60%	3/4/2030	6,948	6,824	6,861	0.75%
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.75%	1.00%	12/28/2029	—	—	(2)	0.00%
SureWerx Purchaser III, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.58%	12/28/2029	2,056	2,041	2,056	0.22%
					—	—	—
Trench Plate Rental Co. Initial Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.60% / 1.00%	9.93%	12/3/2026	5,379	5,379	5,379	0.59%
Trench Plate Rental Co. Revolving Loan	(1)(2)(3)(4)(5)(6)(7)	3M SOFR + 5.60% / 1.00%	9.94%	12/3/2026	433	433	433	0.05%
						$35,975	$36,079	3.94%

Trucking
EVDR Purchaser, Inc. Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/14/2031	$—	$—	$—	0.00%
EVDR Purchaser, Inc. Revolving Credit Loan	(1)(2)(3)(4)(5)(6)(7)	PRIME + 4.50% / 0.75%	12.00%	2/14/2031	137	137	137	0.02%
EVDR Purchaser, Inc. Term Loan	(1)(2)(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.86%	2/14/2031	4,768	4,681	4,712	0.51%
						$4,818	$4,849	0.53%
Total First Lien Senior Secured						$1,532,317	$1,532,466	167.23%

Second Lien Senior Secured
Insurance Brokers
SageSure Holdings, LLC Term Loan	(1)(2)(3)(4)(5)(7)(10)	3M SOFR + 5.26% / 0.00%	11.65%	1/28/2030	$4,472	$4,428	$4,472	0.49%
SageSure Holdings, LLC Delayed Draw Term Loan	(1)(2)(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 1.00% / 0.00%	1.00%	1/28/2030	—	(5)	(5)	0.00%
Total Second Lien Senior Secured						$4,423	$4,467	0.49%

Collateralized Loan Obligations
Asset Management & Custody Banks
CIFC Funding 2024-V	(1)(2)(3)(5)(7)(8)	N/A	N/A	1/22/2038	$—	$4,994	$4,994	0.54%
Total Non-Controlled, Non-Affiliated Debt Investments						$4,994	$4,994	0.54%

Non-Controlled, Non-Affiliated Private Credit Funds
Limited Partnership Interests
Asset Management & Custody Banks
Castlelake Consumer Receivables Opportunity III, L.P. Fund	(1)(2)(6)(13)(14)(15)	N/A	N/A	N/A	—	$5,462	$5,647	$0.61%
Castlelake Consumer Receivables Opportunity IV, L.P.	(1)(2)(6)(13)(14)(16)	N/A	N/A	N/A	—	4,009	4,009	0.44%
Fidelity Evergreen Private Credit Fund LP	(1)(2)(6)(13)(14)(17)	N/A	N/A	N/A	—	16,551	18,959	2.07%
						$26,022	$28,615	3.12%
Total Non-Controlled, Non-Affiliated Private Credit Funds						$26,022	$28,615	3.12%
Total Investments						$1,567,756	$1,570,542	171.38%

Cash Equivalents and Restricted Cash Equivalents
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio - Institutional Class, 4.29% (23,291,535 shares)	(1)(2)(3)(4)(5)(7)(18)	N/A	N/A	N/A	N/A	$23,292	$23,292	2.54%

Liabilities Less Other Assets							$(677,448)	(74.79)%

Net Assets							$916,385	100.00%

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
(7)
The investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2024. The interest rate disclosed is based on the reference rate as of the last reset date which may differ from the reference rate as of December 31, 2024. As of December 31, 2024, effective rates for 1 Month (“M”) S, 3M S and 6M S, are 5.344%, 5.355% and 5.347%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2024. Certain investments are subject to a SOFR floor and have been provided.
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

December 31, 2025

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

2. Significant Accounting Policies

Basis of Accounting

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the period presented herein. The functional and reporting currency for the Company is the U.S. dollar.

Beginning in 2025, all dollar amounts in these notes to the consolidated financial statements are presented in thousands, except per share amounts and where otherwise indicated. Prior period amounts have been recast to conform to the current presentation.

Beginning in 2025, cash equivalents and restricted cash equivalents are presented in the same line item and cash and restricted cash are presented in the same line item on the consolidated statements of assets and liabilities and in the reconciliation to these statements in the consolidated statements of cash flows. Prior period amounts have been recast to conform to the current presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation

As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than a wholly-owned or substantially wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company has consolidated the results of the Company’s direct and indirect wholly-owned subsidiaries, SPV Facility I LLC (“SPV Facility I”), StepStone Great Lakes SPV Facility II LLC (“SPV Facility II”), Stepstone SPV Facility III LLC (“SPV Facility III”), StepStone SPV Facility IV Intermediate Holdco LLC (“SPV Facility IV Intermediate Holdco”) , Stepstone SPV Facility IV LLC (“SPV Facility IV”), StepStone CLO 2024-I LLC (“2024-I Issuer”), StepStone CLO 2025-I LLC (“2025-I Issuer”), StepStone SPV Facility V LLC (“SPV Facility V”) and SCRED SPV VI LLC ("SCRED SPV VI"), all of which, other than SCRED SPV VI, are bankruptcy remote special purpose vehicles (“SPVs”) organized as Delaware limited liability companies. SCRED SPV VI was formed to facilitate specific transactions between itself, SPV III and underlying borrowers that are eliminated in consolidation. SPV Facility I, SPV Facility II, SPV Facility III, SPV Facility IV Intermediate Holdco, SPV Facility IV, SPV Facility V, 2024-I Issuer, and 2025-I Issuer were established to be utilized in connection with existing or future secured revolving credit facilities or other secured financing arrangements whereby creditors have a claim on the relevant SPV’s assets prior to those assets becoming available to the Company. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation.

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

Direct Loans

The Company’s direct loans primarily include secured debt (including first lien senior secured and second lien senior secured), but may also include unsecured debt (including senior unsecured and subordinated debt) and mezzanine loans, as well as broadly syndicated loans and club deals (generally investments made by a small group of investment firms). First lien senior secured debt has first claim to any underlying collateral of a loan, second lien senior secured debt is secured but subordinated in payment and/or lower in lien priority to first lien holders, and unitranche loans are secured loans that combine both senior and subordinated debt into one tranche of debt, generally in a first lien position. In connection with a direct loan, the Company may receive non-cash income features, including payment-in-kind (“PIK”) interest and original issue discount ("OID").

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

The fair value of a CLO Warehouse is determined by adding the excess spread (accrued interest plus interest received less financing costs) to the CLO Warehouse equity contribution made by the Company, discounted to present value, unless the Advisor determines that the securitization will not be achieved, in which case, the fair value of a CLO Warehouse will be established based on the fair value of the underlying bank loan positions which are valued in a manner consistent with the Advisor’s valuation policy and procedures. CLO warehouses can be exposed to credit events, mark to market changes, rating agency downgrades and financing cost changes. Changes in the fair value of a CLO Warehouse are reported in net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers in the consolidated statements of operations.

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

Cost represents capital contributions made by the Company, less return of capital proceeds received from such private credit funds. As of December 31, 2025 and December 31, 2024, the Company had remaining unfunded commitments of $26,772 and $14,052 respectively, to private credit funds.

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

Generally, an increase in market yields or discount rates or a decrease in earnings before interest, taxes, depreciation and amortization ("EBITDA") may result in a decrease in the fair value of certain of the Company’s investments.

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

Derivative Instruments

Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the consolidated statements of operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the consolidated statements of operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures, or otherwise comply with a “limited derivatives users” exception These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the rule. The Company currently operates as a “limited derivatives user” which may limit its ability to use derivatives and/or enter into certain other financial contracts.

Secured Borrowings

Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying consolidated statements of assets and liabilities as secured borrowings. Premiums payable are separately reported as accrued interest. There were no secured borrowings as of December 31, 2025 and December 31, 2024.

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

Interest income is recognized on an accrual basis. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full cash interest or are expected to pay in full cash interest. For those issuers who are in default or are expected to default, cash interest is not accrued and is only recognized when received unless the cash received is or applied to principal based upon management’s judgment. Loan origination fees, OID and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income using the effective interest method.

Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off by reversing interest income in the period when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of December 31, 2025 the Company had certain investments in 2 portfolio companies that had an interest default and were placed on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2025 was $8,417. No investments were on non-accrual status as of December 31, 2024.

The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, administration and amendment fees, some of which are paid to the Company on an ongoing basis. These fees, if any, are recognized as earned as a component of “interest income” in the consolidated statements of operations. For the year ended December 31, 2025 the Company recorded $480 of interest income related to amendment fees. No such interest income was recorded for years ended December 31, 2024 or for the period from April 3, 2023 (commencement of operations) to December 31, 2023.

Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, unamortized syndication fees, unamortized commitment fees and unamortized discounts are recorded as interest income. The Company had prepayments that resulted in $2,867 and $1,893, in the foregoing fees for the years ended December 31, 2025 and December 31, 2024, respectively, and $0 for the period from April 3, 2023 (commencement of operations) to December 31, 2023.

The Company may have investments that contain PIK provisions. PIK income, computed at the contractual rate specified in the Company’s respective investment agreement, is added to the principal balance of the investment and is collected upon repayment of the outstanding principal, and is recorded as interest income in the consolidated statements of operations. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, if still considered taxable income, even though the Company has not yet collected cash. The Company prospectively ceases recognition of PIK income and the associated principal balance if such amounts and balances are deemed to be doubtful of collection and deemed to be irrevocable based on the Company's judgment. For investments with PIK income, the Company calculates interest income accruals based on the principal balance including any PIK. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, if still considered taxable income, even though the Company has not yet collected cash.

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

Debt Issuance Costs

Debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s borrowings. The aforementioned costs are amortized over each instrument’s term. Unamortized debt issuance costs related to any notes are presented net against the outstanding lines of credit balance, debt securitization balance, and unsecured notes balance, if any, in the consolidated statements of assets and liabilities.

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

The Company held restricted cash of $20,503 and $7,501 and restricted cash equivalents of $68,959 and $21,867 as of December 31, 2025 and December 31, 2024, respectively.

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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the years ended December 31, 2025 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company did not incur any excise tax. The company did incur an excise tax of $17 for the year ended December 31, 2024.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold that would result in a tax benefit or expense to the Company would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions for the tax years ended December 31, 2025 and December 31, 2024. During the years ended December 31, 2025 and December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company did not incur any interest or penalties.

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

The Company has adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, unless shareholders elect to “opt out” of the DRIP, shareholders will have their dividends or distributions automatically reinvested (net of applicable withholding tax) in additional Shares, rather than receiving cash. Shareholders who receive distributions in the form of Shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those shareholders will not receive cash with which to pay any applicable taxes.

Segment Reporting

An operating segment is defined in ASC Topic 280, Segment Reporting, as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Investment Committee of the Company’s Advisor acts as the Company’s CODM. The Company represents a single operating segment, as the CODM monitors the operating results of the Company as a whole. The Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its private offering memorandum, based on a defined investment strategy which is executed by the Company’s Advisor. The financial information in the form of the Company’s portfolio composition, total returns, expense ratios, changes in net assets resulting from operations, subscriptions and redemptions, that is used by the CODM to assess the Company’s performance versus comparative benchmarks and to make resource allocation decisions for the Company’s single segment, is consistent with that presented within the Company’s consolidated financial statements. Segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying consolidated statements of operations.

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

For the years ended December 31, 2025 and December 31, 2024, the Company incurred a Base Management Fee of $13,533 and $6,091, respectively. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company incurred gross management fees of $1,425, of which $649 was waived.

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

For the years ended December 31, 2025 and December 31, 2024, the Company incurred Income Incentive Fee of $10,780 and $5,107, respectively. The Advisor voluntarily agreed to permanently waive the Income Incentive Fee through September 30, 2023. For the period from April 3, 2023 (commencement of operations) to December 31, 2023, $1,190 of Income Incentive Fee was incurred, of which $600 was waived.

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

For the years ended December 31, 2025 and December 31, 2024, and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company accrued a Capital Gains-Based Incentive Fee of $(185), $144 and $0, respectively, under the U.S. GAAP calculation.

Administration Agreement

The Advisor also serves as the Company’s administrator pursuant to the Administration Agreement and performs certain administrative, accounting and other services for the Company. In consideration of these administrative services, the Company pays the Advisor the administration fee (the “Administration Fee”). Prior to the amendment of the Administration Agreement on March 25, 2025, the Administration Fee was calculated in an amount equal to 0.30% on an annualized basis of the Company’s net assets. Effective March 25, 2025, the Administration Fee has been reduced to 0.20% of the Company’s net assets on an annualized basis. The Administration Fee is calculated based on the Company’s month-end net NAV (as of the close of business on the last calendar day of the applicable month) and is payable monthly in arrears. The Administration Fee is an expense paid out of the Company’s net assets. The Advisor may delegate or sub-contract certain of its services under the Administration Agreement to other entities, including a sub-administrator, and has done so as described in Note 1.

For the years ended December 31, 2025 and December 31, 2024 and for the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Company incurred an Administration Fee of $2,939, $1,825 and $432, respectively.

Expense Limitation and Reimbursement Agreement

The Company entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Advisor for an initial one-year term beginning on April 3, 2023, and ending on the one-year anniversary thereof (the “Limitation Period”) subject to annual renewal by the mutual agreement of the Advisor and the Company. On November 8, 2023, the Company and the Advisor amended and restated the Expense Limitation Agreement (the “Amended Expense Limitation Agreement”). Under the Amended Expense Limitation Agreement, which was in effect for the same initial Limitation Period, unless extended by the Company and the Advisor pursuant to its terms, the Advisor agreed that it will pay, absorb or reimburse the Company’s aggregate monthly Other Operating Expenses (as defined below) on the Company’s behalf (which, for the avoidance of doubt, may include any Other Operating Expenses incurred prior to the effective date of the Advisory Agreement) (each such payment, absorption or reimbursement, a “Required Expense Payment”), such that the aggregate monthly Other Operating Expenses borne by the Company during the Limitation Period would not exceed 1.00%, on an annualized basis, of the Company’s month-end net assets (the “Expense Cap”). For any month in which the Company’s aggregate monthly Other Operating Expenses exceed the Expense Cap, the Advisor shall make a Required Expense Payment to the extent necessary to eliminate such excess. The Advisor may also directly pay expenses on behalf of the Company and waive reimbursement under the Amended Expense Limitation Agreement. “Other Operating Expenses” shall include all of the Company’s operating expenses, including O&O Expenses, but shall exclude Specified Expenses (as defined below). “O&O Expenses” includes all of the fees, costs, charges, expenses, liabilities and obligations incurred in relation to or in connection with the establishment of the Company, the marketing and offering of the Shares (including, among other things, legal, accounting, subscription processing and filing fees and expenses and other expenses pertaining to this offering), and the establishment, organization and creation of the operational structure of the Company and its special purpose vehicle subsidiaries, including travel, lodging, meals, entertainment, legal, accounting, regulatory compliance, fees of professional advisors, printing, postage, regulatory and tax filing fees, and other costs of establishment.

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

Term. The Amended Expense Limitation Agreement will remain in effect throughout the Limitation Period (including any extensions thereof), unless terminated by the Company’s Board of Directors upon thirty (30) days written notice to the Advisor. The Limitation Period under the Amended Expense Limitation Agreement expires on April 3, 2026; the Advisor and the Company do not intend to further extend the Limitation Period.

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

For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Advisor incurred Other Operating Expenses of $1,076, and organizational costs of $1,296, on behalf of the Company, all subject to recoupment pursuant to the terms of the Amended Expense Limitation Agreement. For the years ended December 31, 2025 and December 31, 2024, the Company made recoupment payments to the Advisor of $778 and $1,618 (net of $24 of expenses the Advisor incurred on behalf of the Company), respectively. See Note 8 for further information, including the balance of amounts subject to recoupment payments to be made by the Company to the Advisor as of December 31, 2025 and December 31, 2024.

Other Related Party Transactions

During the years ended December 31, 2025 and December 31, 2024, StepStone Private Credit Fund SP, a segregated portfolio (the “Segregated Portfolio”) of StepStone Private Credit Platform (Cayman) SPC, a Cayman Islands exempted company with limited liability and registered with the Cayman Islands Monetary Authority as a segregated portfolio company purchased 32,867,332 and 21,270,940 Shares, respectively, from the Company in exchange for aggregate proceeds totaling $863,025 and $555,139 respectively. For the years ended December 31, 2025 and December 31, 2024, the Segregated Portfolio received 2,149,724 and 1,147,812 of Shares, respectively, in connection with reinvestments under the Company’s DRIP, which Shares represented distributions in amounts equal to $55,918 and $29,674, respectively. As of December 31, 2025 and December 31, 2024, $1,818,930 and $913,450, respectively, or 97.6% and 99.7%, respectively, of the outstanding Shares are held by investors indirectly through the Segregated Portfolio.

4. Borrowings

The Company's outstanding debt as of December 31, 2025 and 2024 was as follows:

		Interest Rate as of	Interest Rate as of
	Maturity Date	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Lines of Credit:
MassMutual SPV I Facility	March 31, 2033	7.00%	7.66%	$187,500	$204,500
BMO SPV II Credit Facility	May 1, 2030	6.19%	6.84%	61,670	97,671
Wells Fargo SPV III Credit Facility	February 27, 2030	5.81%	6.56%	487,500	360,000
JPM SPV V Credit Facility	July 25, 2030	5.65%	N/A	50,000	—
(Less: Unamortized debt issuance costs)				(12,022)	(7,466)
Total Lines of Credit				$774,648	$654,705
Debt Securitizations:
Class A 2024 Notes	January 15, 2037	5.60%	N/A	$174,000	$—
Class A 2025 Notes	August 20, 2037	5.58%	N/A	174,000	—
(Less: Unamortized debt issuance costs)				(3,112)	—
Total Debt Securitizations				$344,888	$—
Unsecured Notes:
Tranche A Notes due 2028 (1)	December 17, 2028	5.94%	N/A	$74,962	$—
Tranche B Notes due 2029 (1) (2)	March 17, 2029	5.94%	N/A	(56)	—
Tranche C Notes due 2030 (1)	December 17, 2030	6.32%	N/A	74,905	—
Tranche D Notes due 2031 (1) (2)	March 17, 2031	6.32%	N/A	(111)	—
(Less: Unamortized debt issuance costs)				(1,751)	—
Total Unsecured Notes				$147,949	$—

(1) Inclusive of change in fair market value of effective hedge.

(2) As of December 31, 2025, there was no outstanding debt.

As of December 31, 2025 and December 31, 2024, the fair value of the Company's borrowings outstanding under its lines of credit approximates their carrying values, and are based on a market yield method using market interest rates, which are level 3 inputs to the yield method.

As of December 31, 2025, the fair value of the Company's Class A 2024 Notes and Class A 2025 Notes outstanding are $174,261 and $174,082, respectively, and are based on market quotations, which are level 2 inputs.

As of December 31, 2025, the fair value of the Company's Tranche A and Tranche C Unsecured Notes outstanding are $74,991 and $74,858, respectively, and are based on a market yield method, using market interest rates, which are level 3 inputs to the yield method.

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

The MassMutual SPV I Facility matures on March 31, 2033, unless sooner terminated in accordance with its terms and has a reinvestment period that ends on April 3, 2026 (after which no additional borrowings may be drawn).

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

The reinvestment period end date (after which no borrowings may be drawn under the Wells Fargo SPV III Credit Facility) and the maturity date under the Wells Fargo SPV III Credit Facility are scheduled for February 27, 2028 and February 27, 2030 respectively, unless the Wells Fargo Loan and Security Agreement is sooner terminated in accordance with its terms.

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

The lenders have made aggregate commitments of $250,000 under the JPM SPV V Credit Facility, which are available to draw in U.S. dollars and, subject to agreed limits, Euros, sterling, Canadian dollars and/or Swiss francs (the “Agreed Currencies”). Borrowings under the JPM SPV V Credit Facility generally bear interest at a rate per annum equal to the applicable benchmark for the applicable Agreed Currency (subject to a floor of 0%) (Term SOFR for loans drawn in U.S. dollars) plus a margin of (a) 1.85% until January 24, 2027, or (b) 1.90% for the remaining term thereafter. Amounts available for borrowing under the JPM SPV V Credit Facility are subject to a borrowing base that applies an advance rate of 62.5% to assets held by SPV Facility V and are subject to limitations with respect to the loans securing the JPM SPV V Credit Facility, which may affect the borrowing base and therefore amounts available to borrow under the JPM SPV V Credit Facility. Borrowings under the JPM SPV V Credit Facility are secured by all of the assets held by SPV Facility V. The facility may not be voluntarily repaid or the commitment thereunder voluntarily cancelled prior to January 25, 2027, and a premium of 1% is payable in respect of any voluntary prepayment of advances or cancellation of commitments under the JPM SPV V Credit Facility made in the period from January 25, 2027 until July 25, 2028.

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

2024-I CLO

On January 15, 2025, the Company completed its $300,360 term debt securitization, also known as a collateralized loan obligation (the “2024-I CLO”), in connection with which the 2024-I Issuer issued the 2024-I CLO Debt (as defined below).

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

Class	Par Size ($)	Ratings (S&P)	Coupon
Class A 2024 Notes	$174,000	AAA(sf)	3M SOFR + 1.70%
Class B 2024 Notes	30,000	AA(sf)	3M SOFR + 2.00%
2024-I CLO Subordinated Notes	96,360	N/A	N/A

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

The portfolio is managed by the Company pursuant to a collateral management agreement entered into with the 2024-I Issuer (the “2024-I CLO Collateral Management Agreement”). The Company has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the 2024-I CLO Collateral Management Agreement. The 2024-I CLO Debt is scheduled to mature on January 15, 2037; however, the 2024-I CLO Secured Debt may be redeemed by the 2024-I Issuer, at the direction of the Company, on any business day after January 15, 2027 (i) in whole in order of seniority (with respect to all classes of 2024-I CLO Secured Debt) but not in part from sale proceeds, contributions of cash, refinancing proceeds and/or any other amounts available in accordance with the indenture governing the 2024-I CLO (the “2024-I CLO Indenture”) or (ii) in part by class from refinancing proceeds, contributions of cash, partial refinancing interest proceeds and/or any other amounts available in accordance with the 2024-I CLO Indenture, and the 2024-I CLO Subordinated Notes may be redeemed, in whole but not in part, on any business day on or after the redemption of the 2024-I CLO Secured Debt in full.

As part of the 2024-I CLO, the Company and the 2024-I Issuer entered into a master loan sale agreement (the “2024-I CLO Sale Agreement”), pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to the 2024-I Issuer certain loans and participation interests therein securing the 2024-I CLO for the purchase price and other consideration set forth in the 2024-I CLO Sale Agreement. The remainder of the initial collateral portfolio was acquired as participation interests by the 2024-I Issuer pursuant to a Master Participation Agreement for Par/Near Par Trades (the “2024-I CLO Participation Agreement” and, together with the 2024-I CLO Sale Agreement, the “2024-I CLO Transfer Agreements”), by and among the 2024-I Issuer, as buyer, and the Company, SPV Facility I LLC and StepStone SPV Facility III LLC (collectively, the “2024-I CLO Participation Sellers”), as sellers, for the purchase price and other consideration set forth in the 2024-I CLO Participation Agreement. Following the foregoing transfers, the 2024-I Issuer, and not the Company or the 2024-I CLO Participation Sellers, holds all of the ownership interest in such loans and participation interests. The Company and the 2024-I CLO Participation Sellers, as applicable, made customary representations, warranties and covenants pursuant to the 2024-I CLO Transfer Agreements.

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

2025-I CLO

On September 17, 2025, the Company completed its $298,870 term debt securitization, also known as a collateralized loan obligation (the “2025-I CLO”), in connection with which the 2025-I Issuer issued the 2025-I CLO Debt (as defined below).

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

Class	Par Size ($)	Ratings (S&P)	Coupon
Class A 2025 Notes	$174,000	AAA(sf)	3M SOFR + 1.68%
Class B 2025 Notes	30,000	AA(sf)	3M SOFR + 2.00%
2025-I CLO Subordinated Notes	94,870	N/A	N/A

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

The portfolio is managed by the Company pursuant to a collateral management agreement entered into with the 2025-I Issuer (the “2025-I CLO Collateral Management Agreement”). The Company has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the 2025-I CLO Collateral Management Agreement. The 2025-I CLO Debt is scheduled to mature on August 20, 2037; however, the 2025-I CLO Secured Debt may be redeemed by the 2025-I Issuer, at the direction of the Company, on any business day after August 20, 2027 (i) in whole in order of seniority (with respect to all classes of 2025-I CLO Secured Debt) but not in part from sale proceeds, contributions of cash, refinancing proceeds and/or any other amounts available in accordance with the indenture governing the 2025-I CLO (the “2025-I CLO Indenture”) or (ii) in part by class from refinancing proceeds, contributions of cash, partial refinancing interest proceeds and/or any other amounts available in accordance with the 2025-I CLO Indenture, and the 2025-I CLO Subordinated Notes may be redeemed, in whole but not in part, on any business day on or after the redemption of the 2025-I CLO Secured Debt in full.

As part of the 2025-I CLO, the Company and the 2025-I Issuer entered into a master loan sale agreement (the “2025-I CLO Sale Agreement”), pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to the 2025-I Issuer certain loans and participation interests therein securing the 2025-I CLO for the purchase price and other consideration set forth in the 2025-I CLO Sale Agreement. The remainder of the initial collateral portfolio was acquired as participation interests by the 2025-I Issuer pursuant to a Master Participation Agreement for Par/Near Par Trades (the “2025-I CLO Participation Agreement” and, together with the 2025-I CLO Sale Agreement, the “2025-I CLO Transfer Agreements”), by and among the 2025-I Issuer, as buyer, and the Company, SPV Facility I LLC and StepStone SPV Facility III LLC (collectively, the “2025-I CLO Participation Sellers”), as sellers, for the purchase price and other consideration set forth in the 2025-I CLO Participation Agreement. Following the foregoing transfers, the 2025-I Issuer, and not the Company or the 2025-I CLO Participation Sellers, holds all of the ownership interest in such loans and participation interests. The Company and the 2025-I CLO Participation Sellers, as applicable, made customary representations, warranties and covenants pursuant to the 2025-I CLO Transfer Agreements.

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

2025 Senior Notes - Tranches A, B, C and D

On December 17, 2025, the Company entered into a Master Note Purchase Agreement (the “2025 Note Purchase Agreement”) governing the issuance of $75,000 in aggregate principal amount of its 5.94% Series 2025 Senior Notes, Tranche A, due December 17, 2028 (the “Tranche A Notes due 2028”), $75,000 in aggregate principal amount of its 5.94% Series 2025 Senior Notes, Tranche B, due March 17, 2029 (the “Tranche B Notes due 2029”), $75,000 in aggregate principal amount of its 6.32% Series 2025 Senior Notes, Tranche C, due December 17, 2030 (the “Tranche C Notes due 2030”), and $75,000 in aggregate principal amount of its 6.32% Series 2025 Senior Notes, Tranche D, due March 17, 2031 (the “Tranche D Notes due 2031” and, together with the Tranche A Notes due 2028, Tranche B Notes due 2029 and Tranche C Notes due 2030, the “Unsecured Notes”) to qualified institutional investors in a private placement. The Tranche A Notes due 2028 and Tranche C Notes due 2030 were delivered and paid for on December 17, 2025, and the Tranche B Notes due 2029 and Tranche D Notes due 2031 were delivered and paid for on March 17, 2026.

Interest on the Unsecured Notes is due semiannually. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for the Unsecured Notes) in the event that, subject to certain exceptions, the Unsecured Notes cease to have an investment grade rating and/or the Company’s minimum secured debt ratio exceeds certain thresholds.

The Unsecured Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

The 2025 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants, such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, a minimum consolidated net worth test and a minimum asset coverage ratio. The 2025 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy.

In addition, the Company is obligated to offer to repay the Unsecured Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest if certain change in control events occur.

The Unsecured Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The Unsecured Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.

In connection with the Unsecured Notes, the Company has entered into interest rate swaps with respect to the Unsecured Notes to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement entered with respect to the Tranche A Notes due 2028, the Company receives a fixed interest rate of 5.94% and pays a floating interest rate of three-month term SOFR + 2.525% on a notional amount of $75 million. Under the interest rate swap agreement entered with respect to the Tranche B Notes due 2029, the Company receives a fixed interest rate of 5.94% and pays a floating interest rate of three-month term SOFR + 2.542% on a notional amount of $75 million. Under the interest rate swap agreement entered with respect to the Tranche C Notes due 2030, the Company receives a fixed interest rate of 6.32% and pays a floating interest rate of three-month term SOFR + 2.7955% on a notional amount of $75 million. Under the interest rate swap agreement entered with respect to the Tranche D Notes due 2031, the Company receives a fixed interest rate of 6.32% and pays a floating interest rate of three-month term SOFR + 2.7925% on a notional amount of $75 million. The first interest rate payments from the Company under the interest rate swaps with respect to the Tranche A Notes due 2028 and the Tranche C Notes due 2030 are due on March 17, 2026, and first interest rate payments from the Company under the interest rate swaps with respect to the Tranche B Notes due 2029 and the Tranche D Notes due 2031 are due on June 17, 2026. The Company designated the interest rate swaps as the hedging instruments in a qualifying hedge accounting relationship.

Total Borrowings

The following table provides the Company’s weighted average interest rate and daily average amount of borrowings under the MassMutual SPV I Facility, the BMO SPV II Credit Facility, the Wells Fargo SPV III Credit Facility, the JPM SPV V Credit Facility, the Class A 2024 Notes, the Class A 2025 Notes, the Tranche A Notes due 2028, and the Tranche C Notes due 2030 (the “Total Borrowings”) individually and aggregate for the periods shown:

Facility	Weighted Average Interest Rate for the year ended December 31, 2025	Weighted Average Interest Rate for the year ended December 31, 2024	Weighted Average Interest Rate for the period from April 3, 2023 (commencement of operations) to December 31, 2023	Daily Average Amount of Outstanding Borrowings for the year ended December 31, 2025	Daily Average Amount of Outstanding Borrowings for the year ended December 31, 2024	Daily Average Amount of Outstanding Borrowings for the period from April 3, 2023 (commencement of operations) to December 31, 2023
MassMutual SPV I	7.45%	8.32%	8.48%	$188,777	$155,765	$78,326
BMO SPV II	6.65%	7.67%	7.76%	94,764	99,395	89,190
Wells Fargo SPV III	6.35%	7.59%	0.00%	426,626	160,870	—
JPM SPV V	5.88%	N/A	N/A	66,881	N/A	N/A
Class A 2024 Notes	5.91%	N/A	N/A	174,000	N/A	N/A
Class A 2025 Notes	5.58%	N/A	N/A	174,000	N/A	N/A
Tranche A Notes due 2028	5.94%	N/A	N/A	75,000	N/A	N/A
Tranche C Notes due 2030	6.32%	N/A	N/A	75,000	N/A	N/A
Total Borrowings	6.67%	7.88%	8.33%	954,960	415,177	158,368

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

The following table provides a summary of the interest expense incurred by the Company for the noted years/period:

	Year Ended	Year Ended	For the Period from April 3, 2023 (commencement of operations) to
	December 31, 2025	December 31, 2024	December 31, 2023
Coupon interest	$65,875	$34,441	$10,299
Amortization of debt issuance costs	2,724	1,631	358
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	16	—	—
Total	$68,615	$36,072	$10,657

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

Investments at fair value and cost consisted of the following as of December 31, 2025:

	December 31, 2025
			% of Total
	Cost	Fair Value	Investments
First Lien Senior Secured	$2,908,938	2,903,414	96.50%
Second Lien Senior Secured	5,440	5,460	0.18%
Subordinated Notes*	48,779	49,318	1.64%
Preferred Equity	1,989	499	0.02%
Limited Partnership Interests	43,092	49,937	1.66%
Total investments	$3,008,238	$3,008,628	100.00%

Investments at fair value and cost consisted of the following as of December 31, 2024:

	December 31, 2024
			% of Total
	Cost	Fair Value	Investments
First Lien Senior Secured	$1,532,317	1,532,466	97.58%
Second Lien Senior Secured	4,423	4,467	0.28%
CLO*	4,994	4,994	0.32%
Private Credit Funds	26,022	28,615	1.82%
Total investments	$1,567,756	$1,570,542	100.00%

* CLOs are included as Subordinated Notes for the fiscal year ended 2025.

As of December 31, 2025, 98.56% of investments held at fair value were based in the United States. The remaining 1.44% of investments held at fair value were based in England 0.68%, Canada 0.58%, Jersey 0.11% and Cayman Islands 0.07%.

As of December 31, 2024, 99.12% of investments held at fair value were based in the United States. The remaining 0.88% of investments held at fair value were based in Canada 0.70% and Jersey 0.18%.

For the years ended December 31, 2025 and December 31, 2024, purchases of investments were $1,818,473 and $1,192,589, at amortized cost respectively. For the years ended December 31, 2025 and December 31, 2024, total proceeds received from sales, exits and repayments of investments were $386,417 and $204,006, respectively at amortized cost.

6. Fair Value Measurement

The following table summarizes the fair value of the Company’s investments as of December 31, 2025:

	Assets at Fair Value as of December 31, 2025
				Practical
Assets	Level 1	Level 2	Level 3	Expedient	Total
First Lien Senior Secured	$—	$—	$2,903,414	$—	$2,903,414
Second Lien Senior Secured	—	—	5,460	—	5,460
Subordinated Notes*	—	—	49,318	—	49,318
Preferred Equity	—		499	—	499
Limited Partnership Interests	—	—	—	49,937	49,937
Total assets	$—	$—	$2,958,691	$49,937	$3,008,628

The Company's Interest Rate Swaps are considered Level 2 in the fair value hierarchy

The following table summarizes the fair value of the Company’s investments as of December 31, 2024:

	Assets at Fair Value as of December 31, 2024
				Practical
Assets	Level 1	Level 2	Level 3	Expedient	Total
First Lien Senior Secured	$—	$—	$1,532,466	$—	$1,532,466
Second Lien Senior Secured	—	—	4,467	—	4,467
CLO*	—	—	4,994	—	4,994
Limited Partnership Interests	—	—	—	28,615	28,615
Total assets	$—	$—	$1,541,927	$28,615	$1,570,542

* CLOs are included as Subordinated Notes for the fiscal year ended 2025.

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the year ended December 31, 2025:

	First Lien Senior Secured	Second Lien Senior Secured	Subordinated Notes	Preferred Equity	Total
Balance at fair value as of December 31, 2024	$1,532,466	$4,467	$4,994	$—	$1,541,927
Net Purchases	1,738,566	1,037	58,631	1,989	1,800,223
Net Sales, Exits and Repayments	(370,311)	(23)	(14,850)	—	(385,184)
PIK	3,066	—	—	—	3,066
Accreted Discounts / Amortized Premiums	5,350	5	5	—	5,360
Net Change in Unrealized Appreciation / (Depreciation)	(5,723)	(26)	538	(1,490)	(6,701)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance at fair value as of December 31, 2025	$2,903,414	$5,460	$49,318	$499	$2,958,691
Change in Unrealized Appreciation / (Depreciation) for Level 3 Assets Still Held as of December 31, 2025	$(7,366)	$(21)	$538	$(1,490)	$(8,339)

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the year ended December 31, 2024:

	First Lien Senior Secured	Second Lien Senior Secured	CLO Warehouse	Subordinated Notes	Total
Balance at fair value as of December 31, 2023	$531,616	$4,494	$29,250	$—	$565,360
Net Purchases	1,148,365	(21)	21,548	4,994	1,174,886
In-Kind Contributions	—	—	—	—	—
Net Sales, Exits and Repayments	(153,681)	(46)	(50,798)	—	(204,525)
PIK	1,063	—	—	—	1,063
Accreted Discounts / Amortized Premiums	4,207	20	—	—	4,227
Net Realized Gain/(Loss)	—	—	—	—	—
Net Change in Unrealized Appreciation / (Depreciation)	896	20	—	—	916
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance at fair value as of December 31, 2024	$1,532,466	$4,467	$—	$4,994	$1,541,927
Change in Unrealized Appreciation / (Depreciation) for Level 3 Assets Still Held as of December 31, 2024	$1,643	$(4)	$-	$-	$1,638

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2025 and 2024, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

						Impact to
						Valuation from
	Fair Value					Increase in
	as of	Valuation	Unobservable	Range /	Weighted	Unobservable
	December 31, 2025	Techniques	Input	Percentage	Average (1)	Input
First Lien Senior Secured Debt	$2,797,561	Yield Method	Market Yield Discount Spreads	3.37% - 27.84%	5.77%	Decrease
First Lien Senior Secured Debt	102,299	Recent Transactions	Transaction Price	$98.00 - $100.00	$98.93	Increase
First Lien Senior Secured Debt	3,554	Market Approach	Market Multiple	0.3x - 10.9x	5.6x	Increase
Second Lien Senior Secured Debt	5,460	Yield Method	Market Yield Discount Spreads	5.18% - 6.18%	5.68%	Decrease
Subordinated Notes	16,580	Yield Method	Market Yield Discount Spreads	15.00%	15.00%	Decrease
	32,738	Discounted Cash Flows	Annual Default Rate	2.00% - 3.00%	2.54%	Decrease
			Annual Prepayment Rate	20.00%	20.00%	Decrease
			Reinvestment Spread	3.20% - 5.05%	4.18%	Decrease
			Reinvestment Price	$99.00 - $99.50	$99.23	Decrease
			Recovery Rate	65.00%	65.00%	Increase
			Expected Yield	11.00% - 20.50%	15.98%	Decrease
Preferred Equity	499	Market Approach	Market Multiple	0.3x - 10.9x	5.6x	Increase
Total Assets	$2,958,691

(1)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

						Impact to
						Valuation from
	Fair Value					Increase in
	as of	Valuation	Unobservable	Range /	Weighted	Unobservable
	December 31, 2024	Techniques	Input	Percentage	Average (1)	Input
First Lien Senior Secured Debt	$1,393,652	Yield Method	Market Yield Discount Spreads	3.26%-15.14%	6.05%	Decrease
First Lien Senior Secured Debt	138,814	Recent Transactions	Transaction Price	$98.00-$101.00	$98.95	Increase
CLO	4,994	Recent Transactions	Transaction Price	$87.37	$87.37	Increase
Second Lien Senior Secured Debt	4,467	Yield Method	Market Yield Discount Spreads	5.15%-6.29%	5.72%	Decrease
Total Assets	$1,541,927

(1)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

7. Income Taxes

The Company’s taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in the Company’s taxable income until they are realized. For the year ended December 31, 2025, the Company has temporary differences that are primarily due to differences between book and tax treatment of partnership income from underlying investments and the amortization of organizational costs. For the year ended December 31, 2024, the Company had temporary differences that were primarily due to differences between book and tax treatment of partnership income from underlying investments and the amortization of organizational costs. For the period from April 3,2023 (commencement of operations) to December 31, 2023, the Company had no temporary differences. For the year ended December 31, 2025, the Company had a permanent difference of $17 related to a nondeductible excise tax. For the year ended December 31, 2024 and for the period from April 3,2023 (commencement of operations) to December 31, 2023, the Company had no permanent differences.

The Company’s taxable income is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of distributions declared for the years/periods indicated were as follows:

For the Period from
April 3, 2023
(commencement
	Year Ended	Year Ended	of operations) to
	December 31, 2025	December 31, 2024	December 31, 2023
Ordinary income	$137,316	$64,916	$15,418
Long-term capital gains	—	—	—
Tax return of capital	—	—	—

As of December 31, 2025 and December 31, 2024, the components of distributable earnings (accumulated loss) on a tax basis were as follows:

	December 31, 2025	December 31, 2024
Undistributed ordinary income	$694	$1,576
Other book/tax temporary differences	(1,025)	(956)
Capital loss carryforwards	—	—
Undistributable capital gains	—	—
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—
Net unrealized depreciation from investments in securities of unaffiliated issuers	(5,295)	409
Total distributable earnings (accumulated loss)	$(5,626)	$1,029

As of December 31, 2025, the aggregate cost of investments for U.S. federal income tax purposes is $3,159,548. As of December 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was $(5,295), consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of $14,842 and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of $(20,137). As of December 31, 2024, the aggregate cost of investments for U.S. federal income tax purposes is $1,570,133. As of December 31, 2024, net unrealized appreciation on the Company’s investments (tax basis) was $409, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of $5,012 and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of $4,603.

8. Commitments & Contingencies

The Advisor had agreed to pay the Company’s Other Operating Expenses and, at the Advisor’s discretion, certain of the Company’s Specified Expenses under the Amended Expense Limitation Agreement described in Note 3. The Company had no obligation to reimburse the Advisor for such advanced expenses until the time at which the Company received $100,000 in gross proceeds from the sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time, all expenses of the Company paid by the Advisor will be subject to recoupment by the Advisor. The recoupment is limited to the amount of the Expense Cap under the Amended Expense Limitation Agreement (each as defined in Note 3 in these consolidated financial statements), unless the recoupment payment relates to Specified Expenses. Under the Amended Expense Limitation Agreement, the Advisor is permitted to recoup from the Company any such amounts for a period not to exceed three years from the month in which such fees and expenses were paid. As of December 31, 2025, the Company had reimbursed all expenses subject to recoupment by the Advisor. As of December 31, 2024, the Company had $778 in expenses subject to recoupment by the Advisor.

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

As of December 31, 2025 and 2024, the Company has contractual unfunded commitments to provide additional funding of $26,772 and $14,052, respectively, to investments in private credit funds.

As of December 31, 2025 and 2024, the Company had the following outstanding commitments to investments in loans:

Investments	December 31, 2025	December 31, 2024
3 Step Sports LLC Delayed Draw Term Loan	$527	$457
AAH Topco, LLC Class C Delayed Draw Term Loan	4,142	—
Accelevation LLC Delayed Draw Term Loan	1,323	—
Accelevation LLC Revolving Credit Loan	2,064	—
Accent Building Materials Holdings LLC Term B Delayed Term Loan	122	165
Accordion Partners LLC Delayed Draw Term Loan	—	1,826
Accordion Partners LLC Revolving Loan	1,217	1,217
ACP Avenu Buyer, LLC Delayed Term Loan	458	396
ACP Avenu Buyer, LLC Revolving Credit	428	208
ACP Falcon Buyer, Inc. Revolving Loan	333	333
ACP Oak Buyer, Inc. 2025 Refinancing Revolving Loan	2,041	—
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	454	—
Advanced Medical Management, LLC Revolving Credit Loan	803	711
Advanced Web Technologies Holding Company Revolving Credit Loan	342	293
AFC-Dell Holding Corp. Revolving Loan B	128	—
AI Fire Buyer, Inc. Delayed Draw Term Loan	—	121
Alera Group, Inc. Delayed Draw Term Loan	—	36
Alkeme Intermediary Holdings, LLC Eleventh Amendment Delayed Draw Term Loan	1,862	—
Alkeme Intermediary Holdings, LLC Revolving Credit	266	—
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	5,548	13,131
Allworth Financial Group, L.P. Revolving Loan	618	618
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	—	1,936
Ambient Enterprises Holdco LLC Delayed Draw Term B Loan	971	—
Ambient Enterprises Holdco LLC Delayed Draw Term C Loan (First Lien)	1,355	—
Ambient Enterprises Holdco LLC Revolving Loan	952	952

Investments	December 31, 2025	December 31, 2024
AmerCareRoyal, LLC Delayed Draw Term Loan A	1,867	1,867
AmerCareRoyal, LLC U.S. Revolving Credit	768	196
American Family Care, LLC Revolver	1,084	—
American Family Care, LLC Second Amendment Delayed Draw Term Loan	3,613	—
AmeriLife Holdings LLC 2024 Revolving Loan	1,358	—
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	3,289	—
Any Hour LLC Delayed Term Loan	1,876	1,876
Any Hour LLC Revolving Credit	166	540
Apex Dental Partners, LLC Delayed Draw Term Loan	1,654	2,583
Apex Dental Partners, LLC Revolving Credit	813	903
Apex Service Partners, LLC Incremental Delayed Term Loan	—	2,599
Apex Service Partners, LLC Revolving Credit Loan	121	52
Apex Service Partners, LLC Revolving Credit Loan	223	97
Apex Service Partners, LLC Second Amendment Incremental Delayed DrawTerm Loan	768	—
Apex Service Partners, LLC Third Amendment Incremental Delayed Draw Term Loan	4,329	—
Aprio Advisory Group, LLC 2025-2 Incremental Delayed Draw Term Loan	11,311	—
Aprio Advisory Group, LLC Delayed Draw Term Loan 1	10,753	—
Aprio Advisory Group, LLC Revolving Loan	935	—
Aptean Acquiror Inc. Delayed Draw Term Loan	—	238
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	2,461	—
Aptean Acquiror Inc. Revolving Credit	516	437
Aptive Environmental, LLC Delayed Draw Term Loan	731	—
Aptive Environmental, LLC Initial Revolving Loan	1,463	—
Archer Lewis, LLC Initial Revolving Facility	—	58
Archer Lewis, LLC Delayed Draw Term Loan B	20	—
Arcline Liberty Buyer LLC Delayed Draw Term Loan	2,254	—
Arcline Liberty Buyer LLC Revolving Loan	1,503	—
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	141	—
Arctic Holdco, LLC Initial Refinancing Revolving Loan	203	—
Arcticom Group Delayed Draw Term Loan D	—	14
Arden Insurance Services LLC Revolving Credit	1,190	—
Arden Purchaser, LLC Revolver	—	1,307
Argano, LLC 2nd Amendment Delayed Draw Term Loan	2,000	—
Argano, LLC Delayed Draw Term Loan	—	2,174
Argano, LLC Revolving Credit Loan	411	362
Artivion, Inc. Delayed Draw Term Loan	—	558
Artivion, Inc. Second Amendment Delayed Draw Term Loan	836	—
ASP Global Holdings, LLC Delayed Draw Term Loan	616	616
ASP Global Holdings, LLC Revolving Loan	108	431
Associations, Inc. Revolving Loan	434	217
Associations, Inc. Special Purpose Delayed Draw Term Loan	308	451
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	169	1,262
Atlantic Pipe Services, LLC Delayed Draw Term Loan	2,645	—
Aviation Technical Services, Inc. Revolving Loan	500	500
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	746	1,142
Axis Portable Air LLC Eighth Amendment Delayed Draw Term Loan	5,302	—
Axis Portable Air, LLC Revolving Credit Loan	2,931	1,164
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	—	2,085
Badge 21 Midco Holdings LLC Amendment No. 1 Delayed Draw Term Loan	2,021	—
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	—	44
Badge 21 Midco Holdings LLC Revolving Loan	1,182	—
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed Term Loan	—	84
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	14	84
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	290	613
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,027	1,027

Investments	December 31, 2025	December 31, 2024
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,258	1,258
Beacon Oral Specialists Management LLC Eighth Amendment Delayed Draw Term Loan	2,426	—
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	353	5,247
Berlin Rosen Acquisition, LLC Revolving Loan	235	300
Berlin Rosen Acquisition, LLC Revolving Loan	135	300
Best Roofing Services LLC Revolving Loan	179	896
Big Top Holdings, LLC Revolving Credit Loan	75	75
BNI Global, LLC Revolving Credit Loan	267	267
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	—	7,225
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-A	42	—
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-B	4,000	—
Bristol Hospice, L.L.C. Revolving Credit Loan	1,394	—
C3 AcquisitionCo, LLC Delayed Draw Term Loan	1,053	2,421
C3 AcquisitionCo, LLC Revolving Loan	363	908
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	607	—
Capitol Imaging Acquisition Corp. Revolving Loan	607	—
CARDS Acquisition, Inc. Delayed Draw Term Loan	—	4,076
CARDS Acquisition, Inc. Revolving Loan	—	488
Carnegie Dartlet, LLC Delayed Draw Term Loan	138	180
Carnegie Dartlet, LLC Revolving Loan	60	56
Case Works, LLC Revolving Loan	30	—
Centex Acquisition, LLC Revolving Loan	1,191	812
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	—	3,726
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	2,107	—
Cerity Partners Equity Holding LLC 2025-B Incremental Delayed Draw Term Loan	4,570	—
Cerity Partners Equity Holding LLC Initial Revolving Loan	1,254	1,063
Chef Merito, LLC Delayed Draw Term Loan C	—	341
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	—	319
Cherry Bekaert Advisory LLC Sixth Amendment Delayed Term Loan	309	—
Choice Financial Group Acquisition, Inc. Delayed Draw Term C Loan	10,857	—
Chronicle Parent, LLC Delayed Draw Term Loan	3,284	—
Chronicle Parent, LLC Revolving Credit Loan	1,193	—
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	240	404
Computer Services, Inc. Delayed Draw Term Loan	—	753
Computer Services, Inc. 2025-1 Delayed Draw Term Loan	185	—
Computer Services, Inc. 2025-2 Delayed Draw Term Loan	43	—
Costanzo's Bakery, LLC Delayed Term Loan	—	302
Cooper’s Hawk Intermediate Holding, LLC Delayed Draw Term Loan	1,697	—
Cooper’s Hawk Intermediate Holding, LLC Revolving Loan	926	—
Cornerstone Advisors of Arizona, LLC Initial Revolving Loan	823	—
Creek Parent, Inc. Revolving Credit	2,024	2,024
Crete PA Holdco, LLC Delayed Draw Term Loan	—	6,512
Crete PA Holdco, LLC Revolving Loan	1,395	977
Crete PA Holdco, LLC Second Delayed Draw Term Loan	2,791	—
Crete PA Holdco, LLC Third Delayed Draw Term Loan	2,791	—
CRH Healthcare Purchaser, Inc. Delayed Draw Term Loan	3,103	—
CRH Healthcare Purchaser, Inc. Revolving Loan	1,241	—
CSG Buyer, Inc. Delayed Draw Term Loan	1,105	1,105
CSG Buyer, Inc. Revolving Loan	368	368
CT Technologies Intermediate Holdings, Inc. 2025-B Special Purpose Delayed Draw Term Loan	376	—
CUB Financing Intermediate, LLC Delayed Draw Term Loan	19,627	—
Curio Brands, LLC Multi Draw Term Loan	2,105	—
Curio Brands, LLC Revolving Loan	1,052	—
CVAUSA Management, LLC Delayed Draw Term Loan	7,488	—

Investments	December 31, 2025	December 31, 2024
CVAUSA Management, LLC Primary Delayed Draw Term Loan	—	712
CVAUSA Management, LLC Revolving Loan	350	298
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	—	—
Danforth Global, Inc. Revolving Credit Loan	521	—
DCCM, LLC Delayed Draw Term Loan	4,667	—
DCCM, LLC Revolving Credit Loan	1,867	—
Demakes Borrower, LLC Delayed Draw Term Loan	—	98
Denali Intermediate Holdings, Inc. Revolving Credit Loan	1,578	—
Denali Topco LLC Effective Date Delayed Draw Term Loan	3,689	—
Denali Topco LLC Revolving Loan	1,770	—
Dentive, LLC Revolving Loan	353	354
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	—	2,045
Designs for Health, Inc. Initial Revolving Facility Loan (First Lien)	3,891	—
Digicert, Inc. Revolver	1,212	—
Discovery SL Management, LLC Delayed Draw Term Loan B	292	1,215
Discovery SL Management, LLC Delayed Draw Term Loan C	713	—
Discovery SL Management, LLC Revolving Credit Loan	332	243
DOXA Insurance Holdings LLC Delayed Draw Term Loan	—	16
Duke's Root Control, Inc. Revolving Loan	509	—
Durare Bidco, LLC Delayed Draw Term Loan	3,409	—
Durare Bidco, LLC Revolving Credit Loan	1,636	—
Dwyer Instruments, LLC Delayed Draw Term Loan	—	1,414
Dwyer Instruments, LLC Revolving Loan	1,089	1,697
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	—	118
EdgeCo Buyer, Inc. Delayed Draw Term E Loan	1,024	—
EdgeCo Buyer, Inc. Revolving Loan	654	—
Einstein Parent, Inc. Revolving Loan	1,002	—
Elder Care Opco LLC Delayed Draw Term Loan	2,364	—
Elder Care Opco LLC Revolving Loan	709	—
Empower Payments Investor, LLC Third Amendment Delayed Draw Term Loan	2,395	—
Engineering Resource Group Buyer, LLC Delayed Draw Term Loan	1,572	—
Engineering Resource Group Buyer, LLC Revolving Loan	786	—
Enverus Holdings, Inc. Revolving Loan	—	393
Enverus Holdings, Inc.Delayed Draw Term Loan	—	266
Epika Fleet Services, Inc. Delayed Draw Term B Loan	1,071	—
Equinox Buyer, LLC Revolving Credit Loan	733	—
Eskola LLC Delayed Draw Term B Loan	4,081	4,081
ETE Intermediate II LLC Revolving Loan	236	31
Ethos Risk Services, LLC Delayed Draw Term C Loan	—	2,667
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	80	80
EVDR Purchaser, Inc. Delayed Draw Term Loan	1,373	1,373
EVDR Purchaser, Inc. Revolving Credit Loan	659	686
Everbridge Holdings, LLC Delayed Draw Term Loan	844	844
Everbridge Holdings, LLC Revolving Loan	556	556
Excel Fitness Consolidator LLC Revolving Credit Loan	199	—
Excel Fitness Holdings, Inc. Delayed Term Loan	1,888	1,888
Faraday Buyer, LLC Delayed Draw Term Loan (MacLean Power Systems)	—	381
First Legal Buyer, Inc. Delayed Draw Term Loan	1,361	1,861
First Legal Buyer, Inc. Revolving Loan	861	931
FMG Suite Holdings, LLC Revolving Credit	—	437
Force Electrical Buyerco, LLC Delayed Draw Term Loan	5,182	—
Force Electrical Buyerco, LLC Revolving Credit Loan	838	—
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	—	1,752
Fullsteam Operations LLC Delayed Draw Term Loan	1,138	—
Fullsteam Operations LLC Revolving Loan	379	—

Investments	December 31, 2025	December 31, 2024
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,947	3,947
G-A-I Consultants, Inc. Revolving Loan	493	513
Gator Plastic Intermediate Holdings, LLC Revolving Loan	737	—
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	—	4,399
GC Waves Holdings, Inc. 2025 Delayed Draw Term Loan	896	—
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	1,524	1,905
Gen4 Dental Partners OPCO, LLC Revolving Loan	381	381
GMF Parent, Inc.Delayed Draw Term Loan A 12/25	1,445	—
GMF Parent, Inc.Delayed Draw Term Loan B 12/25	1,300	—
GMF Parent, Inc.Revolver 12/25	795	—
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	—	270
Greenwood Operating Group, LLC Revolving Loan	4,214	—
GS Acquisitionco, Inc. Eighth Suplemental Delayed Draw Term Loan	645	—
GS Acquisitionco, Inc. Revolving Loan	754	1,197
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	989	1,229
Guava Buyer LLC Initial Delayed Draw Term Loan	963	—
Guava Buyer LLC RC Facility Loan	1,124	—
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	78	78
Gulf Winds International Acquisition, LLC Term Loan	8	—
Halo Buyer, Inc. Revolving Loan	1,143	—
Harris & Co. LLC Delayed Draw Term B Loan	1	—
Harris & Co. LLC Delayed Draw Term C Loan	13,711	—
Harris & Co. LLC Revolving Loan	930	—
Heads Up Technologies, Inc. Revolving Loan	1,182	—
HEC Purchaser Corp. Revolving Loan	781	781
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	83	711
Helios Service Partners, LLC Delayed Draw Term Loan 2022	—	6,000
Helios Service Partners, LLC Delayed Draw Term Loan Third Amendment	—	4,000
Helios Service Partners, LLC Third Amendement Incremental Delayed Draw Term Loan	—	6,000
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	4,423	4,821
Heritage Foodservice Investment, LLC Revolving Credit Loan	502	603
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	416	—
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	358	—
HHS Buyer, Inc. Revolving Loan	2,595	—
High Street Buyer, Inc. 2025 Delayed Draw Term Loan	4,607	—
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	—	6,000
Hills Distribution, Inc. Amendment No.2 Delayed Draw Term Loan	567	—
Hills Distribution, Inc. Delayed Draw Term Loan	—	130
Hills Distribution, Inc. Delayed Draw Term Loan	—	16
Houseworks Holdings, LLC Delayed Draw Term Loan	—	2,036
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	2,554	2,554
HP RSS Buyer, Inc. Second Amendment Delayed Draw Term Loan	118	—
Ideal Components Acquisition, LLC Delayed Draw Term Loan	1,776	—
Ideal Components Acquisition, LLC Revolving Credit Loan	1,283	—
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	784	4,418
Improving Holdco, Inc. Revolving Loan (Improving Enterprises)	329	—
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	—	124
Inszone Mid, LLC Amendment No. 2 Delayed Draw Term Loan	820	—
Inventus Power, Inc. Revolving Loan	356	356
Iodine Software, LLC Revolving Loan	—	291
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	—	278
ITS Buyer Inc. Revolving Loan	949	—
Ivy Technology Parent Intermediate III Holdings, LLC Revolving Loan	667	—
JHCC Holdings LLC 2024-A Incremental Delayed Draw Term Loan	—	69
JHCC Holdings LLC 2024-B Incremental Delayed Draw Term Loan	250	—

Investments	December 31, 2025	December 31, 2024
JHCC Holdings LLC Delayed Draw Term Loan	—	533
JS Global, LLC Initial Revolving Loan	1,000	—
KabaFusion Parent LLC Revolving Credit Loan	1,425	1,425
Kelso Industries LLC Delayed Draw Term Loan	—	2,921
KENE Acquisition, Inc. Initial Delayed Draw Term Loan	—	383
Kite Midco II LTD Term Loan B2	1,323	1,323
Kite Midco II LTD Term Loan B2	1,323	1,323
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	—	386
KL Charlie Acquisition Company Seventh Amendment Delayed Draw Term Loan	141	—
Lakewood Acquisition Corporation Revolving Loan	2,777	—
LeadVenture, Inc. Delayed Draw Term Loan	1,598	—
LeadVenture, Inc. Revolving Loan	954	591
LeadVenture, Inc. Supplemental No. 4 Delayed Draw Term Loan	—	4,469
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562	562
Lido Advisors, LLC Delayed Draw Term Loan Seventh Amendment	—	1,279
Lido Advisors, LLC Eighth Amendment Incremental Delayed Draw Term Loan	469	—
Lido Advisors, LLC Revolving Loan	101	—
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	3,579	3,635
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	459	—
Lighthouse Technologies Holding Corp. Revolving Loan	1,293	816
Lindstrom, LLC Initial Revolving Credit Loan	1,538	—
LJ Avalon Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	6,629	—
LJ Avalon Holdings, LLC Revolving Credit	1,607	—
Loving Tan Intermediate II Inc. Revolving Loan	46	207
Loving Tan Intermediate II Inc. Revolving Loan	218	—
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	260	260
ManTech International Corporation Delayed Draw Term Loan	—	615
MB2 Dental Solutions, LLC Revolving Commitment	245	299
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	717	1,189
MechanAir LLC Delayed Draw Term Loan	5,053	—
MechanAir LLC Revolving Loan	639	—
Med Learning Group, LLC Delayed Draw Term Loan	1,259	—
Medical Device Inc. Revolving Loan	399	552
Medical Device Inc. Third Amendment Incremental Revolving Loan	1,256	—
Medina Health, LLC Revolving Loan	393	393
Medrina, LLC Initial Delayed Draw Term Loan Facility	—	745
Medrina, LLC Revolving Facility	532	532
Medrina, LLC Second Amendment Incremental Delayed Draw Term Loan	4,547	—
MGT Impact Holdings, LLC 2025-1 Delayed Draw Term Loan	3,498	—
MGT Impact Holdings, LLC Revolving Credit Loan	86	—
Minds Buyer, LLC Revolving Credit	625	625
MKD Electric, LLC Revolving Loan	221	936
MoboTrex, LLC Amendment No. 4 Delayed Draw Term Loan	3,469	—
MoboTrex, LLC Revolving Loan	1,030	—
Modigent, LLC Delayed Term Loan	—	275
Moonlight Parent, Inc. Delayed Draw Term Loan	2,636	—
Moonlight Parent, Inc. Revolving Loan	1,582	—
Mountain Parent, Inc. Delayed Draw Term Loan	1,166	1,166
Mountain Parent, Inc. Revolving Credit Facility	622	622
mPulse Mobile, Inc. Initial Delayed Draw Term Loan	1,385	—
mPulse Mobile, Inc. Initial Revolving Loan	2,077	—
NMI Acquisitionco, Inc. Revolving Loan	332	332
NORA Acquisition, LLC Revolving Credit	214	389
NS and Associates LLC Revolving Loan (2025)	445	—
Oakbridge Insurance Agency LLC Delayed Draw Term C Loan	109	—

Investments	December 31, 2025	December 31, 2024
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	—	136
Optimizely North America Inc. (USD) Revolving Credit	1,232	1,232
OSR Opco LLC Delayed Draw Term Loan	—	1,067
OSR Opco LLC Revolving Loan	2,125	853
Owl Cyber Defense Solutions, LLC Revolving Loan	605	945
Pacific Purchaser, LLC Delayed Draw Term Loan	—	352
Pacific Purchaser, LLC Revolving Loan	176	176
Packaging Coordinators Midco, Inc. 2025 General Delayed Draw Term Loan	2,193	—
Packaging Coordinators Midco, Inc. 2025 Initial Dollar Delayed Draw Term Loan	1,921	—
Packaging Coordinators Midco, Inc. 2025 Revolving Loan	1,841	—
Packaging Coordinators Midco, Inc. 2025 Specified Delayed Draw Term Loan	2,140	—
Packaging Coordinators Midco, Inc. Specified Interest Delayed Draw Term Loan (Tranche Out)	207	—
PAG Holding Corp. Revolving Loan	932	981
PAI Middle Tier, LLC Revolving Credit Loan	1,458	—
Par Excellence Holdings, Inc. Revolving Loan	71	—
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	3,133	3,133
Pave America Holding, LLC Delayed Draw Term Loan	2,289	—
Pave America Holding, LLC Revolving Credit Loan	1,705	—
PCS Midco, Inc. Delayed Draw Term Loan	9	9
PCS Midco, Inc. Revolving Credit Loan	19	15
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment	—	5,031
PDI TA Holdings, Inc. Delayed Draw Term Loan	—	536
PDI TA Holdings, Inc. Revolving Credit	149	560
Pediatric Home Respiratory Services, LLC Delayed Term Loan	2,415	2,415
Pediatric Home Respiratory Services, LLC Revolving Credit	1,342	1,127
Penncomp, LLC Delayed Draw Term Loan A	—	573
Penncomp, LLC Delayed Draw Term Loan B	7,007	—
Penncomp, LLC Revolving Loan	519	—
PestCo, LLC Delayed Draw Term Loan	2,235	—
PestCo, LLC Revolving Loan	1,208	—
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	—	785
Peter C. Foy & Associates Insurance Services, LLC Tranche E Delayed Term Loan	—	1,085
Petra Borrower, LLC Delayed Draw Term Loan	—	650
Petra Borrower, LLC Revolving Loan	500	500
PGI Parent LLC Revolving Credit Loan	960	—
PharmaLogic Holdings Corp. Delayed Draw Term Loan	2,073	2,591
Phoenix YW Buyer, Inc. Revolving Credit Loan	—	1,136
Play Holdings, Inc. Revolving Loan	1,075	—
PMA Parent Holdings, LLC Revolving Credit Loan	547	314
Point Quest Acquisition, LLC Revolving Credit Loan	—	1,022
Point Quest Acquisition, LLC Term Loan	—	2,542
Point Quest Group, Inc. Delayed Draw Term Loan	1,413	—
Point Quest Group, Inc. Revolving Credit Loan	848	—
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	135	2,301
PracticeTek Purchaser, LLC Delayed Draw Term Loan	—	587
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	—	940
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	—	940
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	214	318
Premise Health Holding Corp. Amendment No. 1 Delayed Draw Term Loan	199	—
Prestige Employee Administrators, LLC Delayed Draw Term Loan	3,266	—
Prestige Employee Administrators, LLC Revolving Loan	319	—
PRGX Global, Inc. Delayed Draw Term Loan	1,612	—
Principal Lighting Group, LLC Revolving Loan	1,643	—
Puma Buyer, LLC Revolving Credit Loan	2,873	—

Investments	December 31, 2025	December 31, 2024
Quick Quack Car Wash Holdings, LLC 2025 Incremental Delayed Draw Term Loan	8,533	—
RailPros Parent, LLC Delayed Draw Term Loan	818	—
RailPros Parent, LLC Revolving Loan	409	—
RBFD Buyer, LLC Delayed Draw Term Loan	—	3,789
RBFD Buyer, LLC Initial Delayed Draw Term Loan	659	—
RBFD Buyer, LLC Revolving Credit	284	947
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	2,061	—
Rcp Nats Purchaser, LLC Revolving Loan	1,443	—
Recipe Acquisition Corp. Delayed Draw Loan	2,043	2,185
Recipe Acquisition Corp. Revolving Credit	417	668
Red Fox CD Acquisition Corporation Amendment No. 2 Incremental Delayed Draw Term Loan	2,709	—
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	1,651	—
REP TEC Intermediate Holdings, Inc. Revolver	2,588	—
ResiXperts Holdco, LLC Delayed Draw Term Loan	4,221	—
ResiXperts Holdco, LLC Revolving Loan	624	—
RoC Holdco LLC Revolving Credit Loan	732	732
Rocket Youth Brands HoldCo LLC Delayed Draw Term Loan	2,145	—
Rocket Youth Brands HoldCo LLC Revolving Credit Loan	322	—
RPM Purchaser, Inc. Delayed Draw Term Loan B	527	518
RRA Corporate, LLC Delayed Draw Term Loan 2	21	—
RRA Corporate, LLC Revolving Loan	24	—
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	352	352
Rural Sourcing Holdings, Inc. Revolving Loan	114	238
Saab Purchaser, Inc. First Amendment Delayed Draw Term Loan	5,348	—
SAAB Purchaser, Inc._Revolver	713	—
Sabel Systems Technology Solutions, LLC Revolving Loan	212	—
Sagebrush Buyer, LLC Revolving Credit	776	776
Sagebrush Buyer, LLC Revolving Credit	—	1,041
SageSure Holdings, LLC Delayed Draw Term Loan	—	127
Salisbury House, LLC Delayed Draw Term Loan	1,232	—
Salisbury House, LLC Revolving Loan	698	—
Salt Dental Collective, LLC Columbia Acquisition Revolving Credit	33	—
Salute, 2025 Incremental Delayed Draw Term Loan Commitment	5,056	—
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	—	3,497
Salute Mission Critical, LLC Revolving Loan	—	699
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	2,160	—
Saturn Borrower Inc Tenth Amendment Revolving Loan	726	—
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	368	—
Sigma Defense Systems LLC Delayed Draw Term A Loan	507	—
Sigma Defense Systems LLC Revolving Loan	75	75
Signature Investor LLC Term Loan B	345	—
SkyMark Refuelers, LLC Delayed Draw Term Loan A	1,048	—
SkyMark Refuelers, LLC Delayed Draw Term Loan B	4,802	—
SkyMark Refuelers, LLC Revolving Credit Loan	2,401	—
Socket Holdings Corporation Delayed Draw Term Loan	1,053	—
Socket Holdings Corporation Initial Revolving Loan	373	—
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	494	—
Solairus Holdings, LLC Revolver	124	—
Soleil Collective Intermediate II Inc. Second Amendment Delayed Draw Term Loan	279	—
Sonny's Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	—	414
Spark Buyer, LLC Delayed Draw Term Loan	2,500	2,500
Spark Buyer, LLC Revolving Credit Loan	825	1,250
Spark Purchaser, Inc. Revolving Credit	809	809
Springline Advisory Intermediate, LLC Delayed Draw Term Loan	13,819	—

Investments	December 31, 2025	December 31, 2024
Springline Advisory Intermediate, LLC Revolver	2,128	—
SRP Eagle Buyer Inc Delayed Draw Term Loan	6,452	—
SRP Eagle Buyer Inc Revolving Loan	2,581	—
Stonebridge Companies, LLC Delayed Draw Term Loan	1,881	—
Stonebridge Companies, LLC Revolving Credit Loan	1,254	—
SuperHero Fire Protection, LLC Revolving Loan	344	63
Superjet Buyer, LLC Delayed Draw Term Loan	4,037	4,350
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	229	430
Surgical Center Solutions, LLC Delayed Draw Term Loan	1,001	—
Surgical Center Solutions, LLC Revolving Loan	471	—
SV Newco 2, Inc. 2025 Incremental Delayed Draw Term Loan	6,327	—
SV Newco 2, Inc. Revolving Credit Loan	627	—
Syndigo LLC Revolving Loan	2,133	—
Systems Planning and Analysis, Inc. Fifth Amendment Delayed Draw Term Loan	295	—
Systems Planning and Analysis, Inc. Revolving Loan	1,599	—
Tank Holding Corp. Delayed Draw Term Loan	—	758
Tau Buyer, LLC Delayed Draw Term Loan	518	—
Tau Buyer, LLC Revolving Credit	480	—
TCP Hawker Intermediate LLC Delayed Draw Term Loan	80	80
TCP Hawker Intermediate LLC Ninth Amendment Delayed Draw Term Loan 11/24	76	76
Tender Products, Inc. Revolving Loan	1,579	—
Thames Technology Holdings, Inc. Revolving Loan	315	789
The Vertex Companies, Inc. Revolving Loan	1,661	—
Thrive Buyer, Inc. Initial Revolving Loan	—	97
TMSC OpCo, LLC Revolving Loan	919	1,050
ToxStrategies, LLC Delayed Draw Term Loan	437	—
ToxStrategies, LLC Revolving Loan	611	—
Track Branson Opco, LLC, The Revolving Loan	119	119
Transgo, LLC Revolving Loan	605	605
Trench Plate Rental Co. Revolving Loan	232	119
Tricor, LLC Amendment No. 6 Delayed Draw Term Loan	5,560	—
Tricor, LLC Revolving Loan	1,000	144
Truck-Lite Co., LLC Delayed Draw Term Loan	—	622
Truck-Lite Co., LLC Initial Revolving Credit Loan	—	622
Truck-Lite Co., LLC 2025 Replacement Revolving Loan	622	—
Truck-Lite Co., LLC Delayed Draw Term Loan A	93	—
Truck-Lite Co., LLC Delayed Draw Term Loan B	1,077	—
Truck-Lite Co., LLC Delayed Draw Term Loan C	886	—
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	1,555	2,500
TVG Shelby Buyer, Inc. Revolving Credit Loan	250	250
U.S. Urology Partners, LLC 2025 Incremental Delayed Draw Term Loan	18,746	—
Upland Software, Inc. Revolving Loan	2,000	—
Upstack Holdco Inc. Delayed Draw Term Loan	1,981	3,125
Upstack Holdco Inc. Revolving Credit Loan	938	1,063
USIC Holdings, Inc. Revolving Loan	713	1,035
USIC Holdings, Inc. Specified Delayed Draw Term Loan	265	580
Vacation Rental Brands, LLC 2nd Amendment Delayed Term Loan	5,772	—
Vacation Rental Brands, LLC Delayed Draw Term Loan	330	261
Vacation Rental Brands, LLC Revolving Loan	1,022	430
Valkyrie Buyer, LLC Delayed Draw Term Loan A	—	561
Valkyrie Buyer, LLC Delayed Draw Term Loan B	—	749
Valkyrie Buyer, LLC Delayed Draw Term Loan C	—	694
Valkyrie Buyer, LLC Delayed Draw Term Loan D	1,493	4,000
Valkyrie Buyer, LLC Delayed Draw Term Loan E	—	2,000
Valkyrie Buyer, LLC Delayed Draw Term Loan F	4,560	—

Investments	December 31, 2025	December 31, 2024
Valkyrie Buyer, LLC Revolving Credit Loan	912	468
Valkyrie Buyer, LLC Revolving Credit Loan	318	—
Vatica Health, Inc. Revolving Loan	1,788	—
Vehlo Purchaser, LLC Revolver	1,130	—
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	98	1,075
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	98	1,075
Vertex Companies, Inc., The Delayed Draw Term Loan-B	—	4,746
Vertex Companies, Inc., The Fourth Amendment Revolving Loan	—	2,373
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	3,549	4,321
Vertex Service Partners, LLC Revolving Facility	327	47
Vital Purchaser, LLC Revolving Loan	492	492
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	—	3,420
Vortex Companies, LLC Delayed Term Loan	668	—
Vortex Companies, LLC Revolving Loan	419	—
Vortex Intermediate, LLC Revolver Amendment No. 4 Incremental	—	662
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	—	2,653
VTC Buyer Corp. Advance	1,927	—
VTC Buyer Corp. Future Expansion Delayed Draw Term Loan	1,378	—
Vybond Buyer, LLC Delayed Draw Term Loan	2,374	—
Vybond Buyer, LLC Revolving Credit Loan	1,781	—
W.A. Kendall and Company, LLC Revolving Loan	209	—
W.A. Kendall and Company, LLC Seventh Amendment Delayed Draw Term Loan	2,792	—
Wasteology Group Transportation, LLC Delayed Draw Term Loan	3,352	—
Wasteology Group Transportation, LLC Revolving Credit Loan	1,037	—
WC PLG Buyer, Inc Revolver	—	1,643
Wealth Enhancement Group, LLC August 2025 Delayed Draw Term Loan	803	—
Wealth Enhancement Group, LLC December 2024 Delayed Draw Term Loan	4,018	6,774
Wealth Enhancement Group, LLC Initial Revolving Loan	226	226
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	1,484	7,258
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	1,580	—
Western Smokehouse Partners, LLC Delayed Term Loan	464	—
Western Smokehouse Partners, LLC Revolving Loan	283	—
Wharf Street Ratings Acquisition LLC Delayed Draw Term Loan	1,632	—
Wharf Street Ratings Acquisition LLC_Revolver	1,684	—
Worldwide Insurance Network, LLC 2025 Incremental Delayed Draw Term Loan	1,900	—
Worldwide Insurance Network, LLC Delayed Draw Term Loan	—	1,259
WSRP Advisory LLC First Amendment Delayed Draw Term Loan	5,800	—
Zep Holdco Inc. Revolving Credit Loan (aka TL Atlas Merger)	1,610	—
Total unfunded commitments	$641,519	$319,844

9. Net Assets

Share Issuances

The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances during the year ended December 31, 2025:

	For the year ended December 31, 2025
Share Issuance Date	Shares Issued	Amount	Offering Price
January 2	1,191,393	$30,975	$26.00
February 3	2,949,039	77,358	26.23
March 3	2,030,616	53,745	26.47
April 1	3,273,944	85,158	26.01
May 1	849,290	22,203	26.14
June 2	3,052,634	80,595	26.40
July 1	2,115,437	54,956	25.98
August 1	3,886,374	101,893	26.22
September 2	3,624,185	95,775	26.43
October 1	5,788,054	150,794	26.05
November 3	1,211,918	31,835	26.27
December 1	6,688,332	177,095	26.48
Total issuance of shares	36,661,216	$962,382

The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances during the year ended December 31, 2024:

	For the year ended December 31, 2024
Share Issuance Date	Shares Issued	Amount	Offering Price
January 2	1,166,604	$30,032	$25.74
February 1	809,925	21,040	25.98
March 1	1,653,938	43,355	26.21
April 1	1,873,293	48,379	25.83
May 1	559,944	14,583	26.04
June 3	2,570,861	67,500	26.26
July 1	2,818,437	72,888	25.86
August 1	1,008,595	26,390	26.17
September 3	1,044,222	27,540	26.37
October 1	4,005,990	103,987	25.96
November 1	2,744,066	71,925	26.21
December 2	2,256,566	59,622	26.42
Total issuance of shares	22,512,441	$587,241

The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances for the period from April 3, 2023 (commencement of operations) to December 31, 2023:

	For the period from April 3, 2023 (commencement of operations) to December 31, 2023
Share Issuance Date	Shares Issued	Amount	Offering Price
April 3	741,800	$18,545	$25.00
May 1	2,094,666	52,755	25.19
June 1	39,235	1,000	25.49
July 3	3,006,930	77,500	25.77
August 1	3,111,443	80,900	26.00
September 1	689,268	18,080	26.23
October 2	985,277	25,390	25.77
November 1	1,227,580	31,911	26.00
December 1	1,053,681	27,622	26.21
Total issuance of shares	12,949,880	$333,703

Distributions

On March 25, 2025, the Board declared a distribution on the Shares, which was paid on April 30, 2025 to shareholders of record as of the close of business on March 28, 2025 (the “Q1 2025 Distribution”). The amount of the Q1 2025 Distribution equaled $0.67 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 510,957 Shares were issued in April 2025 in connection with the Company’s DRIP for the Q1 2025 Distribution.

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

On November 11, 2025, the Board declared a distribution on the Shares, which was paid on January 30, 2026 to shareholders of record as of the close of business on December 30, 2025 (the “Q4 2025 Distribution”). The amount of the Q4 2025 Distribution equaled $0.605 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 669,099 Shares were issued in January 2026 in connection with the Company’s DRIP for the Q4 2025 Distribution.

The following table identifies distributions declared for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 25, 2025	March 28, 2025	April 30, 2025	$0.67	$27,750
May 7, 2025	June 27, 2025	August 1, 2025	0.64	30,915
August 11, 2025	September 29, 2025	October 31, 2025	0.61	35,321
November 11, 2025	December 30, 2025	January 30, 2026	0.605	43,330

The following table identifies distributions declared for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 14, 2024	March 29, 2024	April 30, 2024	$0.65	$10,777
May 7, 2024	June 28, 2024	July 31, 2024	0.65	14,030
August 8, 2024	September 30, 2024	October 31, 2024	0.65	17,155
November 11, 2024	December 30, 2024	January 30, 2025	0.65	22,954

The following table identifies distributions declared during the period from April 3, 2023 (commencement of operations) to December 31, 2023:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
August 3, 2023	September 29, 2023	November 1, 2023	0.72	$7,000
November 2, 2023	December 31, 2023	January 31, 2024	0.65	8,418

During the year ended December 31, 2025 and December 31, 2024, the Company issued 2,162,580 and 1,162,071 Shares in connection with the DRIP for an aggregate amount of $56,253 and $30,043, respectively. During the period from April 3, 2023 (commencement of operations) to December 31, 2023, there were no Shares issued in connection with the Company’s DRIP.

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

On February 3, 2025, the Company offered to purchase up to 1,762,346 Shares at a purchase price equal to the NAV per Share as of March 31, 2025 (the “February 2025 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the February 2025 Repurchase Offer. The February 2025 Repurchase Offer expired on March 3, 2025 and 288,512 Shares were validly tendered by the Company's direct shareholders and not properly withdrawn in connection with the February 2025 Repurchase Offer. On April 28, 2025, the Company determined that, as of March 31, 2025, the NAV per Share was $26.01 per Share. Based on such NAV per Share, the aggregate purchase price for the Shares accepted for repurchase by the Company in the February 2025 Repurchase Offer equaled approximately $7,504.

On June 20, 2025, the Company offered to purchase up to 2,056,473 Shares at a purchase price equal to the NAV per Share as of July 31, 2025 (the “June 2025 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the June 2025 Repurchase Offer. The June 2025 Repurchase Offer expired on July 18, 2025 and no Shares were tendered by the Company's direct shareholders in connection with the June 2025 Repurchase Offer.

On August 1, 2025, the Company offered to purchase up to 2,415,266 Shares at a purchase price equal to the NAV per Share as of September 30, 2025 (the “August 2025 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the August 2025 Repurchase Offer. The August 2025 Repurchase Offer expired on August 28, 2025 and no Shares were tendered by the Company's direct shareholders in connection with the August 2025 Repurchase Offer.

On November 3, 2025, the Company offered to purchase up to 2,896,566 Shares at a purchase price equal to the NAV per Share as of December 31, 2025 (the “November 2025 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the November 2025 Repurchase Offer. The November 2025 Repurchase Offer expired on December 2, 2025 and 5,437 Shares were validly tendered by the Company's direct shareholders and not properly withdrawn in connection with the November 2025 Repurchase Offer. On January 30, 2026, the Company determined that, as of December 31, 2025, the NAV per Share was $26.03 per

Share. Based on such NAV per Share, the aggregate purchase price for the Shares accepted for repurchase by the Company in the November 2025 Repurchase Offer equaled approximately $142.

During the year ended December 31, 2025, the Company repurchased 293,949 Shares pursuant to its discretionary share repurchase program.

During the year ended December 31, 2024, the Company repurchased 215,795 Shares pursuant to its discretionary share repurchase program.

For the period from April 3, 2023 (commencement of operations) through December 31, 2023, no Shares were repurchased.

The following table summarizes the capital activity during the years/period noted:

			For the Period from
			April 3, 2023
			(commencement
	Year Ended	Year Ended	of operations) to
	December 31, 2025	December 31, 2024	December 31, 2023
Shares outstanding as of December 31, 2024 and 2023, and April 3, 2023, respectively	35,246,926	12,950,280	400

Shares issued in Private Offerings	34,498,636	21,350,370	12,701,320
Shares issued in connection with DRIP	2,162,580	1,162,071	248,560
Shares repurchased	(293,949)	(215,795)	—

Shares outstanding as of December 31, 2025, 2024 and 2023, respectively	71,614,193	35,246,926	12,950,280

10. Financial Highlights

			For the Period from
			April 3, 2023
			(commencement
	Year Ended	Year Ended	of operations) to
	December 31, 2025	December 31, 2024	December 31, 2023
Per share data:
Net asset value, beginning of period	$26.00	$25.74	$25.00
Net investment income (loss)(1)	2.58	2.69	2.08
Realized and unrealized gain (loss) on investment transactions(2)	(0.02)	0.17	0.03
Total from operations	2.56	2.86	2.11
Distributions from net investment income	(2.53)	(2.60)	(1.37)
Distributions from net realized capital gains/losses	—	—	—
Total increase (decrease) in net assets	0.03	0.26	0.74
Net asset value, end of period	$26.03	$26.00	$25.74

Shares outstanding, end of period	71,614,193	35,246,926	12,950,280
Total return(3)	10.22%	11.52%	8.51%
Ratios / supplemental data
Ratio of gross expenses to average net assets(4)(5)(6)(7)(8)(9)	7.87%	9.27%	9.30%
Ratio of net expenses to average net assets(4)(5)(7)(8)(9)	7.93%	9.55%	7.41%
Ratio of net investment income (loss) to average net assets(4)(5)(9)	10.10%	10.70%	8.08%
Net assets, end of period (in thousands)	$1,864,467	$916,385,294	$333,384,130
Weighted average shares outstanding	52,017,934	23,335,474	7,457,211
Portfolio turnover rate(10)	16.73%	19.77%	11.08%

(1)
Per share amounts are calculated based on the weighted average shares outstanding during the year/period.
(2)
Includes balancing amounts necessary to reconcile the change in NAV per share for the year/period.
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
(7)
Ratio of net expenses to average net assets is computed using total expenses, including the effects of expense support payments (recoupments), which represented (0.06)%, (0.28)% and 1.24% on average net assets for the years ended December 31, 2025 and December 31, 2024, and for the period April 3, 2023 (commencement of operations) to December 31, 2023, respectively.
(8)
Ratio of gross expenses to average net assets and ratio of net expenses to average net assets are inclusive of the income incentive fee and capital gains-based incentive fee. The income incentive fee ratio and capital gains-based incentive fee are 0.82% and (0.01)%, respectively, for the year ended December 31, 2025. The income incentive fee ratio and capital gains-based incentive fee are 0.87% and 0.02%, respectively, for the year ended December 31, 2024. The income incentive fee ratio and capital gains-based incentive fee are 0.62% and 0.00%, respectively, for the period April 3, 2023 (commencement of operations) to December 31, 2023.
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

11. Subsequent Events

The Company’s management has evaluated events subsequent to December 31, 2025 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.

On January 2, 2026, the Company sold 4,495,241 Shares in the Private Offering pursuant to subscriptions agreements entered into with the participating investors for aggregate consideration of $117,000.

On February 2, 2026, the Company sold 438,709 Shares in the Private Offering pursuant to subscriptions agreements entered into with the participating investors for aggregate consideration of $11,500.

On February 4, 2026, the Company offered to purchase up to 3,580,981 Shares at a purchase price equal to the NAV per Share as of March 31, 2026 (the “February 2026 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the February 2026 Repurchase Offer. The February 2026 Repurchase Offer expired on March 4, 2026. The NAV per Share as of March 31, 2026 will be determined by the Company’s management at a later date, in accordance with the Board’s authorization as will the aggregate purchase price for the Shares accepted for repurchase by the Company in the February 2026 Repurchase Offer.

On March 2, 2026, the Company sold 3,361,013 Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $88,725.

On March 17, 2026, the Company issued $75,000 in aggregate principal amount of Tranche B Notes due 2029 and $75,000 in aggregate principal amount of Tranche D Notes due 2031, pursuant to the 2025 Note Purchase Agreement. See Note 4 to the consolidated financial statements for the year ended December 31, 2025 above for more information.

On March 24, 2026, the Board declared a distribution on the Shares equal to an aggregate amount up to (i) the Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended March 31, 2026 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q1 2026 Distribution”). The Q1 2026 Distribution is payable on April 30, 2026 to shareholders of record as of the close of business on March 30, 2026. The final amount of the Q1 2026 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q1 2026 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

On March 24, 2026, the Company and the Administrator amended and restated the Administration Agreement, which, effective as of April 1, 2026, reduces the Administration Fee payable to the Administrator to 0.175% of the Company’s net assets on an annualized basis, from 0.20%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

Management has not identified any changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 24, 2026, the Board declared a distribution on the Shares equal to an aggregate amount up to the (i) Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended March 31, 2026 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q1 2026 Distribution”). The Q1 2026 Distribution is payable on April 30, 2026 to shareholders of record as of the close of business on March 30, 2026. The final amount of the Q1 2026 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q1 2026 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

On March 24, 2026, the Company and the Administrator amended and restated the Administration Agreement, which, effective as of April 1, 2026, reduces the Administration Fee payable to the Administrator to 0.175% of the Company’s net assets on an annualized basis, from 0.20%.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Runway Growth Finance Corp. (NASDAQ: RWAY), a BDC (since 2017); Investcorp Credit Management BDC, Inc. (NASDAQ: ICMB), a BDC (since 2013); Investcorp US Institutional Private Credit Fund, a BDC (from 2022 until 2024); SEACOR Marine Holdings Inc. (NYSE: SMHI), a global marine and support transportation services company (since 2018)

Michael J. Zupon	1960	Director	Since 2023	None.

Interested Directors
Darren Friedman	1968	Chairperson and Chief Executive Officer	Since 2022	Agiliti, Inc. (NYSE: AGTI), a service provider to the U.S. healthcare industry (from 2019 until 2024)
Ariel Goldblatt	1982	Director	Since 2022	None.

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

Interested Director

Darren Friedman, our Chief Executive Officer, is a Partner at StepStone, working across the private equity and private debt businesses. Mr. Friedman co-Chairs the firm’s Private Equity Investment Committee and is a member of several Private Debt Investment Committees. He also co-leads the firm’s private equity co-investment practice and is a member of the private equity executive committee. Prior to joining StepStone in 2010, Mr. Friedman was a Managing Partner at Citi Private Equity, a US$10+ billion private equity and mezzanine asset management business. Before that he worked in the investment banking division at Salomon Smith Barney, where he managed the firm’s relationships with private equity funds and their portfolio companies, completing numerous capital market and M&A transactions. Mr. Friedman received his BS from the University of Illinois and MBA from the Wharton School of the University of Pennsylvania.

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

Independent Directors

Edward U. Gilpin has served as Chief Financial Officer of AGL US DL Management LLC and AGL Private Credit Income Fund since October 2024. Prior to joining AGL, Mr. Gilpin, served as the Managing Director, Finance of Onex Falcon Investment Advisors, LLC (“Onex Falcon”) and Chief Financial Officer and Treasurer of Onex Falcon Direct Lending BDC Fund from April 2022 to October 2024. Mr. Gilpin has more than 30 years of experience in financial services. Prior to joining Onex Falcon full time, Mr. Gilpin was a financial consultant at Onex Falcon from June of 2021 to April of 2022. Mr. Gilpin was also a financial consultant at Advantage Capital Holdings, Inc. from January 2021 to May 2022, and was at BC Partners from April 2019 until March 2021, where he was the Chief Financial Officer of Portman Ridge Finance Corp. a public BDC, of BCPL a non-traded BDC, and of Mount Logan Capital a Canadian Public Company. Prior to joining BC Partners, Mr. Gilpin served as the Executive Vice President and Chief Financial Officer of KCAP Financial Inc. (NASDAQ: KCAP), an internally managed, publicly traded BDC from June 2012 to April 2019. Prior to KCAP, he served as Executive Vice President and Chief Financial Officer of Ram Holdings, Ltd. (NASDAQ: RAMR), a provider of financial guaranty reinsurance, and prior to that he was the Executive Vice President, Chief Financial Officer and Director of ACA Capital Holdings, Inc. (NYSE: ACA), a holding company that provided asset management services and credit protection products. Mr. Gilpin has also served as: Vice President in the Financial Institutions Group at Prudential Securities, Inc.’s investment banking division; CFO of WCA, an affiliate of ACA Capital, Director; Chief of Staff for MBIA Insurance Company; and Vice President in the Mutual Funds Department of BHC Securities, Inc. Mr. Gilpin holds an M.B.A. from Columbia University and a B.S. from St. Lawrence University.

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

Michael J. Zupon is a Senior Advisor to DigitalBridge Credit (“DigitalBridge”), a private credit platform focused on funding global opportunities in digital infrastructure. Mr. Zupon has over 30 years of investment experience managing leveraged loan, high yield bond, distressed debt, mezzanine debt and private equity investments. Prior to joining DigitalBridge in 2020, Mr. Zupon was a managing director and the Chief Investment Officer of the Allianz Global Investors’ (“AllianzGI”) US Private Credit Solutions team. Mr. Zupon joined AllianzGI in January 2017 following the acquisition by AllianzGI of Sound Harbor Partners’ investment funds. Mr. Zupon founded Sound Harbor Partners’ in 2009 to provide private credit to US companies. Prior to founding Sound Harbor in 2009, Mr. Zupon was a managing director at The Carlyle Group from 1999-2009 and was a partner and member of its management committee. Mr. Zupon founded Carlyle’s Leveraged Finance business and led its growth to over $13 billion of assets under management. As head of U.S. Leveraged Finance, Mr. Zupon served as Chief Investment Officer, loan portfolio manager and special situations portfolio manager. Mr. Zupon developed and led Carlyle’s global expansion in credit and entry into secured loans, mezzanine debt and distressed investing. Mr. Zupon was a member of the Investment Committees to Carlyle Strategic Partners, a distressed fund and Carlyle Mezzanine Partners and served on the board of Carlyle Europe Leveraged Finance. Prior to Carlyle, Mr. Zupon was a Managing Director at Merrill Lynch and Banc of America Securities (f.k.a. NationsBanc Markets, Inc.), where he managed a department responsible for its leveraged loan underwriting business. Earlier, Mr. Zupon worked at Canadian Imperial Bank of Commerce’s Acquisition Finance Group (CIBC). Mr. Zupon earned a B.S. in Business from Miami University of Ohio.

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

Dean Caruvana has served as the Company’s Corporate Secretary since April 1, 2025. Mr. Caruvana has served as General Counsel of StepStone Group Private Wealth LLC (“StepStone Private Wealth”) since July 2023 and Senior Associate General Counsel of StepStone Group LP since July 2023, where he is responsible for legal matters for StepStone Private Wealth and its investment products, with a focus on securities law and corporate governance matters. Prior to joining StepStone Private Wealth, Mr. Caruvana was Principal at Blue Owl Capital, where he was responsible for legal oversight of the firm’s BDCs. Mr. Caruvana previously was Vice President at BlackRock, Inc., where he focused on U.S. registered products including open-end funds, closed-end funds, exchange-traded funds and BDCs. Mr. Caruvana began his career an associate in the Asset Management group at Willkie Farr & Gallagher LLP. Mr. Caruvana received a B.S. in Accounting and Finance and a M.S. in Accounting from Wagner College and a J.D. from Cornell Law School.

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

Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were met in a timely manner, with the following inadvertent exception: the Company’s Corporate Secretary did not timely file his initial statement of beneficial ownership of securities on Form 3 during the reporting period.

Codes of Ethics

We expect each of our officers and directors, as well as any person affiliated with our operations, to act in accordance with the highest standards of personal and professional integrity at all times and to comply with the Company’s policies and procedures and all laws, rules and regulations of any applicable international, federal, provincial, state or local government. To this effect, the Board has adopted a Sarbanes-Oxley Code of Ethics (“SOX Code of Ethics”). The SOX Code of Ethics applies to the Company’s principal executive officer, the principal financial officer, controller or principal accounting officer, and any person who performs a similar function. We intend to disclose any substantive amendments to, or waivers from, our SOX Code of Ethics within four business days of the waiver or amendment, via disclosure under cover of a current report on Form 8-K. We undertake to provide to any person without charge, upon written request, a copy of our SOX Code of Ethics. You may send any such written request to StepStone Private Credit Fund LLC, 277 Park Avenue, 44th Floor, New York, NY, 10172, Attention: Corporate Secretary.

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

Compensation of Directors

The Company will not pay compensation to its directors who also serve in an executive officer capacity for the Company or the Advisor. Effective April 1, 2025, the Independent Directors receive an annual retainer for their service on the Board (including service on any committees) in accordance with the below table, with 25% of the applicable annual retainer amount payable quarterly to each Independent Director based on the corresponding aggregate NAV of the Company set forth in the below table as of the last day of the immediately preceding calendar quarter:

Aggregate NAV of the Company	Annual Retainer
Less than or equal to $1,500,000,000	$75,000
Between $1,500,000,000 and $2,000,000,000	$100,000
Greater than $2,000,000,000	$125,000

The chair of the Audit Committee receives an additional annual fee of $25,000. The Company is also authorized to pay the reasonable out-of-pocket expenses for each Independent Director incurred in connection with fulfillment of his or her duties as Independent Directors.

We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits. No compensation is paid by the Company to directors who are “interested persons.” The Board of Directors reviews and determines the compensation of Independent Directors.

The table below sets forth the compensation (in thousands) received by each director from the Company for the year ended December 31, 2025.

	Fees Paid	All Other	Total
Name of Director	in Cash	Compensation	Compensation ($)
Edward U. Gilpin	$75	$—	$75
Julie Persily	63	—	63
Michael J. Zupon	63	—	63

(1)
All other compensation includes reimbursement of out-of-pocket expenses.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board of Directors and our Board of Directors does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.

Timing of Grants of Options

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during fiscal 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 1, 2026, certain ownership information with respect to the Shares for those persons who directly or indirectly own, control or hold with the power to vote more than 5.0% of our outstanding Shares and all of our officers and directors, individually and as a group. The address for each director and officer listed below is c/o StepStone Private Credit Fund LLC, 277 Park Avenue, 44th Floor, New York, New York, 10172. Beneficial ownership in the below table has been determined in accordance with Rule 13d-3 under the Exchange Act.

Percentage of Shares outstanding
Name	Type of ownership	Shares owned	Percentage
Darren Friedman	N/A	—	—
Ariel Goldblatt	Direct	3,841	*
Edward U. Gilpin	N/A	—	—
Julie Persily	N/A	—	—
Michael J. Zupon	N/A	—	—
Joseph Cambareri	N/A	—	—
Dean Caruvana	N/A	—	—
Vikas Sharma	N/A	—	—
All directors and officers as a group (8 persons)		3,841	*

* Percentage of shares owned is less than 1.00%.

Item 13. Certain Relationships and Related Transactions and Director Independence (dollar amounts in thousands, unless otherwise indicated)

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

For the year ended December 31, 2025, the amount of Base Management Fee incurred was $13,533. For the year ended December 31, 2025, the amount of Incentive Fee incurred was $10,595.

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

For the year ended December 31, 2025, the amount of administration expense incurred and invoiced by the Advisor for expenses under the Administration Agreement was $2,939.

Expense Limitation Agreement

The Company has entered into the Amended Expense Limitation Agreement with the Advisor, under which any Expense Payments will be subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the Expense Cap. The Limitation Period under the Amended Expense Limitation Agreement expires on April 3, 2026; the Advisor and the Company do not intend to further extend the Limitation Period. See “Item 1. Business – Management Agreements” in this Report for more information.

For the year ended December 31, 2025, the amount of expense payments and reimbursement payments made to the Advisor pursuant to the Amended Expense Limitation Agreement was $778.

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

The 1940 Act imposes significant limits on co-investments with affiliates of the Company. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. On March 9, 2026, the Company, the Advisor and certain affiliated entities received an order for co-investment exemptive relief from the SEC to allow certain managed funds and investment vehicles, each of whose investment adviser is the Advisor or an investment adviser controlling, controlled by or under common control with the Advisor, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief (the “Co-Investment Exemptive Order”). The Co-Investment Exemptive Order requires, among other things, that allocations be “fair and equitable” to us and that the Advisor (or the applicable investment adviser) considers the interests of the Company and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Exemptive Order in allocations. Under the Co-Investment Exemptive Order, among other requirements, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for the Company and each other participating affiliated entity. The requirements of the Co-Investment Exemptive Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with the Company and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Exemptive Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the Co-Investment Exemptive Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to the Company and thereby affect (and potentially decrease) the allocation made to the Company or otherwise impact the process for allocations in transactions in which the Company participates.

The Advisor or its affiliates may pay additional compensation, out of their own funds and not as an additional charge to the Company or investors, to selected brokers, dealers or other financial intermediaries, including affiliated broker dealers, in connection with the distribution of Shares and/or for the purpose of introducing a selling agent to the Company, promoting the recommendation of an investment in the Shares or in connection with providing services intended to result in the sale of Shares and/or shareholder support services, and such payment amounts may be significant. The additional compensation may differ among the recipients in amount or in the amount of calculation. Such compensation may take various forms, including a fixed fee, a fee determined by a formula that takes into account the amount of client assets invested, the timing of investment or the overall NAV of the Company, or a fee determined in some other method by negotiation between the Advisor and such financial intermediaries or service providers. The receipt of the additional compensation by a selling agent or financial intermediary may create potential conflicts of interest between an investor and its broker or dealer or other financial intermediary who is recommending the Shares over other potential investments. Financial intermediaries may also charge investors, at the financial intermediaries’ discretion, a placement fee based on the purchase price of Shares purchased by the investor. As a result of the various payments that financial intermediaries may receive from investors and the Advisor, the amount of compensation that a financial intermediary may receive in connection with the sale of Shares may be greater than the compensation it may receive for the distribution of other investment products. This difference in compensation may create an incentive for a financial intermediary to recommend the Company over another investment product.

While the Advisor or its affiliates have and may continue to pay compensation to such entities in connection with the offering of Shares, it is under no obligation to pay such fees and may decide not to do so in the future to the extent that any such compensation is permitted to be borne by the Company. In return for this compensation, the Advisor and its affiliates expect to receive certain marketing or servicing advantages that are not generally available to funds that do not make such payments. Such advantages are expected to include, without limitation, placement of the Company on a list of funds offered as investment options to the intermediary’s or service provider’s clients (sometimes referred to as “shelf space”); access to the intermediary’s registered representatives; and/or ability to assist in training and educating the intermediary’s registered representatives. In addition, as a result of such additional compensation paid by the Advisor or its affiliates, our net assets will increase, which will result in increased management and advisory fees, and administration fees, payable to the Advisor and its affiliates.

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

Item 14. Principal Accountant Fees and Services (dollar amounts in thousands, unless otherwise indicated)

Independent Registered Public Accounting Firm

The following table provides information regarding the fees billed by Ernst & Young LLP for work performed for the fiscal years ended December 31, 2025 and December 31, 2024 or attributable to the audit of the Company’s related 2025 or 2024 financial statements:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Audit Fees	$550,000	$300,000
Audit Related Fees	40,000	—
Tax Fees	—	—
Other Fees	—	—
Total Fees	$590,000	$300,000

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

All Other Fees. Fees for other services would include fees for products and services other than the services reported in “Audit Fees”, “Audit Related Fees” and “Tax Fees” above. During the fiscal year ended December 31, 2025 and the fiscal year ended December 31, 2024, Ernst & Young LLP billed aggregate non-audit fees of $2,900 and $6,140, respectively, for services rendered to the Advisor and affiliates of the Advisor.

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

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated are required to report any pre-approval decisions to the Audit Committee at a subsequent meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered accounting firm to management. During 2025 and 2024, 100% of the Company’s audit fees, audit-related fees, tax fees and fees for other services provided by the Company’s independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm	108
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and 2024	109
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024 and for the period April 3, 2023 (commencement of operations) to December 31, 2023	110
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2025 and 2024 and for the period April 3, 2023 (commencement of operations) to December 31, 2023	111
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024 and for the period April 3, 2023 (commencement of operations) to December 31, 2023	112
Consolidated Schedules of Investments as of December 31,2025 and 2024	113
Notes to Consolidated Financial Statements	181

(b)
Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Participation and Assignment Agreement, dated as of April 3, 2023, between SC Co-Investments Private Debt Fund L.P. and SPV Facility I LLC.^ (2)

3.1	Certificate of Formation of the Company.(1)

3.2	Limited Liability Company Agreement of the Company.(1)

4.1	Description of Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.(13)

10.1	Form of Subscription Agreement of the Company.(3)

10.2	Investment Advisory Agreement, dated as of April 3, 2023.(2)

10.3	Sub-Advisory Agreement, dated as of April 3, 2023.(2)

10.4	Expense Limitation and Reimbursement Agreement, dated as of April 3, 2023.(2)

10.5	Custody Agreement, dated as of March 29, 2023, by and between the Company and UMB Bank, N.A.(2)

10.6	Dividend Reinvestment Plan of the Company.(2)

10.7

Loan and Servicing Agreement, among the Company, SPV Facility I LLC, as the borrower, the lenders from time to time party thereto, and Massachusetts Mutual Life Insurance Company as the administrative agent and the facility servicer, dated as of April 3, 2023.(2)

10.8

Loan and Security Agreement, dated as of May 1, 2023, among StepStone Great Lakes SPV Facility II LLC, as the borrower, the Company, as the manager, Bank of Montreal, as the administrative agent and as the collateral agent, and each of the lenders from time to time party thereto.(4)

10.9	Sourcing and Servicing Agreement, dated as of May 1, 2023, by and between Bank of Montreal and StepStone Great Lakes SPV Facility II LLC.(4)

10.10	Master Participation Agreement, dated as of May 1, 2023, by and between Bank of Montreal and StepStone Great Lakes SPV Facility II LLC.(4)

10.11

Amendment No. 1 to Loan and Security Agreement, dated as of July 3, 2023, among the Company, StepStone Great Lakes SPV Facility II LLC, and Bank of Montreal, as a lender and as administrative agent.(5)

10.12

First Amendment to Loan and Servicing Agreement, dated as of September 26, 2023, among the Company, SPV Facility I LLC, as the borrower, the lenders party thereto, and Massachusetts Mutual Life Insurance Company, as the administrative agent.(6)

10.13	Amended and Restated Expense Limitation and Reimbursement Agreement, dated as of November 8, 2023.(7)

10.14

Loan and Security Agreement, dated as of December 1, 2023, by and among the Company, as Collateral Manager and as Equityholder, StepStone SPV Facility III LLC, as Borrower, each of the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and UMB Bank, National Association, as Collateral Agent.(8)

10.15	Letter Agreement, dated March 14, 2024, Relating to Extension of Limitation Period Under Amended and Restated Expense Limitation and Reimbursement Agreement.(9)

10.16

Amendment No. 1 to Loan and Security Agreement, dated as of October 31, 2024, by and among the Company, as collateral manager and as equityholder, StepStone SPV Facility III LLC, as borrower, and Wells Fargo Bank, National Association, as administrative agent and lender.^(10)

10.17

Purchase Agreement, dated December 18, 2024, by and among StepStone CLO 2024-I LLC, as issuer, StepStone Private Credit Fund LLC, as retention holder, and Wells Fargo Securities, LLC, as initial purchaser.(11)

10.18	Indenture, dated as of January 15, 2025, by and between StepStone CLO 2024-I LLC, as issuer, and UMB Bank, National Association, as trustee.^(12)

10.19	Collateral Management Agreement, dated as of January 15, 2025, by and between StepStone CLO 2024-I LLC, as issuer, and StepStone Private Credit Fund LLC, as collateral manager.(12)

10.20	Master Loan Sale Agreement, dated as of January 15, 2025 by and between StepStone Private Credit Fund LLC, as seller, and StepStone CLO 2024-I, as issuer.^(12)

10.21

Master Participation Agreement for Par/Near Par Trades, dated as of January 15, 2025, by and among StepStone CLO 2024-I LLC, as buyer, and StepStone Private Credit Fund LLC, SPV Facility I LLC and StepStone SPV Facility III LLC, as sellers.^(14)

10.22

Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2025, by and among the Company, as collateral manager and as equityholder, StepStone SPV Facility III LLC, as borrower, Wells Fargo Bank, National Association, as administrative agent and lender, and Raymond James Bank, as a lender.^(14)

10.23	Amended and Restated Administration Agreement, dated as of March 25, 2025.^(15)

10.24	Letter Agreement, dated March 25, 2025, Relating to Extension of Limitation Period Under Amended and Restated Expense Limitation and Reimbursement Agreement.^(15)

10.25

Amendment No. 3 to Loan and Security Agreement, dated as of May 14, 2025, by and among the Company, as collateral manager and as equityholder, StepStone SPV Facility III LLC, as borrower, Wells Fargo Bank, National Association, as administrative agent and lender, and Raymond James Bank, as a lender. ^(16)

10.26

Amendment No. 3 to Loan and Security Agreement, dated as of June 23, 2025, among Stepstone Great Lakes SPV Facility II LLC, as borrower, StepStone Private Credit Fund LLC, as the fund and as manager, each lender party to the Loan and Security Agreement, and Bank of Montreal, as the administrative agent and as collateral agent. ^(17)

10.27

Loan and Security Agreement, dated as of July 25, 2025, by and among Stepstone SPV Facility V LLC, as borrower, StepStone Private Credit Fund LLC, as the parent and the portfolio manager, each of the lenders party thereto from time to time, UMB Bank, National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, National Association, as administrative agent. ^(18)

10.28

Purchase Agreement, dated August 22, 2025, by and among StepStone CLO 2025-I LLC, as issuer, StepStone Private Credit Fund LLC, as retention holder, and Wells Fargo Securities, LLC, as initial purchaser. ^(19)

10.29	Indenture, dated as of September 17, 2025, by and between StepStone CLO 2025-I LLC, as issuer, and UMB Bank, National Association, as trustee. ^(20)
10.30	Collateral Management Agreement, dated as of September 17, 2025, by and between StepStone CLO 2025-I LLC, as issuer, and StepStone Private Credit Fund LLC, as collateral manager. ^(20)
10.31	Master Loan Sale Agreement, dated as of September 17, 2025, by and between StepStone Private Credit Fund LLC, as seller, and StepStone CLO 2025-I, as issuer. ^(20)
10.32

Master Participation Agreement for Par/Near Par Trades, dated as of September 17, 2025, by and among StepStone CLO 2025-I LLC, as buyer, and StepStone Private Credit Fund LLC, SPV Facility I LLC and StepStone SPV Facility III LLC, as sellers. ^(20)

10.33

Amendment No. 4 to Loan and Security Agreement, dated as of September 29, 2025, by and among StepStone Private Credit Fund LLC, as collateral manager and as equityholder, StepStone SPV Facility III LLC, as borrower, Wells Fargo Bank, National Association, as administrative agent and lender, Raymond James Bank, as a lender, and UMB Bank, National Association, as the collateral agent. ^(21)

10.34	Master Note Purchase Agreement, dated as of December 17, 2025, by and between StepStone Private Credit Fund LLC and each of the Purchasers party thereto. ^(22)
10.35	Second Amended and Restated Administration Agreement, dated as of March 24, 2026.*
19.1	Insider Trading Policy.(15)

21.1	List of Subsidiaries of the Company.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document).*

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
(15)
Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 814-01624) filed on March 28, 2025 and incorporated herein by reference.
(16)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on May 16, 2025 and incorporated herein by reference.
(17)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on June 25, 2025 and incorporated herein by reference.
(18)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on July 29, 2025 and incorporated herein by reference.
(19)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on August 25, 2025 and incorporated herein by reference.
(20)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on September 17, 2025 and incorporated herein by reference.

(21)
Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 814-01624) filed on November 13, 2025 and incorporated herein by reference.
(22)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624) filed on December 22, 2025 and incorporated herein by reference.
(23)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2026	STEPSTONE PRIVATE CREDIT FUND LLC

	By:	/s/ Darren Friedman
Darren Friedman
Chairperson
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 2026	By:	/s/ Darren Friedman
Darren Friedman Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2026	By:	/s/ Joseph Cambareri
Joseph Cambareri Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 27, 2026	By:	/s/ Ariel Goldblatt
Ariel Goldblatt Director

Date: March 27, 2026	By:	/s/ Edward U. Gilpin
Edward U. Gilpin Director

Date: March 27, 2026	By:	/s/ Julie Persily
Julie Persily Director

Date: March 27, 2026	By:	/s/ Michael J. Zupon
Michael J. Zupon Director