Form 10-Q
period 2026-03-31
Stepstone Private Credit Fund LLC
filed 2026-05-14
CIK 1950803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to _

Commission File Number: 814-01624

StepStone Private Credit Fund LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	92-0758580
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
277 Park Avenue, 44th Floor New York, New York	10172
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 351-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2026, the registrant had 90,960,191 shares of its limited liability company interests outstanding.

STEPSTONE PRIVATE CREDIT FUND LLC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

StepStone Private Credit Fund LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2026
	(Unaudited)	December 31, 2025
Assets
Investments in securities of unaffiliated issuers at fair value (cost $3,320,878 and $3,008,238, respectively)	$3,313,853	$3,008,628
Cash and restricted cash	14,640	24,169
Cash equivalents and restricted cash equivalents	91,695	145,625
Interest receivable	17,331	19,327
Receivables for investments sold	4,514	361
Prepaid and other assets	736	759
Total assets	$3,442,769	$3,198,869
Liabilities
Lines of credit (net of unamortized debt issuance costs of $11,367 and $12,022, respectively)	$631,804	$774,648
Debt securitizations (net of unamortized debt issuance costs of $3,043 and $3,112, respectively)	344,957	344,888
Unsecured notes (net of unamortized debt issuance costs of $3,113 and $1,751, respectively)	294,590	147,949
Distributions payable	47,541	43,330
Payables for investments purchased	12,164	—
Interest payable	8,043	10,117
Management fee payable	5,057	4,422
Incentive fee payable	3,541	3,449
Derivative liabilities	2,351	316
Directors' fees payable	81	81
Subscriptions received in advance	—	2,100
Repurchase offer payable	—	142
Accrued expenses and other liabilities	3,708	2,960
Total liabilities	$1,353,837	$1,334,402
Commitments and contingencies (Note 8); Recoupments (Note 3)
Net assets
Shares, no par value, unlimited shares authorized, 80,578,255 and 71,614,193, respectively, shares issued and outstanding	$2,104,771	$1,870,093
Distributable earnings (accumulated loss)	(15,839)	(5,626)
Total net assets	$2,088,932	$1,864,467
Total liabilities and net assets	$3,442,769	$3,198,869
Net asset value per share	$25.92	$26.03

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Investment Income
Interest income on investments in securities of unaffiliated issuers	$75,080	$45,108
Payment in-kind interest on investments in securities of unaffiliated issuers	943	495
Dividend income	1,403	—
Total investment income	$77,426	$45,603
Expenses
Interest expense	$20,227	$11,588
Management fee	5,057	2,528
Income incentive fee	3,626	2,148
Capital gains-based incentive fee	(46)	9
Professional fees	1,354	569
Administration fee	1,025	749
Directors' fees	119	38
Custody fees	94	69
Legal fees	77	102
Other expenses	1,150	592
Total expenses	$32,683	$18,392
Less expense (recoupment) support payments (to) by the Advisor (Note 3)	$-	(731)
Net expenses	$32,683	$19,123
Net investment income	$44,743	$26,480
Realized and unrealized gain (loss) allocated from investments in securities of unaffiliated issuers
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	(7,415)	108
Net gain (loss) from investments in securities of unaffiliated issuers	$(7,415)	$108
Net Increase (Decrease) in Net Assets Resulting from Operations	$37,328	$26,588

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

(in thousands, except share amounts)

	Limited Liability Company Interests
	Number of Shares	Shares Transactions	Total Distributable Earnings (Accumulated Loss)	Total Net Assets
Three Months Ended March 31, 2026
Balance, December 31, 2025	71,614,193	$1,870,093	$(5,626)	$1,864,467
Net investment income	—	—	44,743	44,743
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	(7,415)	(7,415)
Distributions	—	—	(47,541)	(47,541)
Issuance of Shares	8,964,062	234,678	—	234,678
Balance, March 31, 2026	80,578,255	$2,104,771	$(15,839)	$2,088,932

Three Months Ended March 31, 2025
Balance, December 31, 2024	35,246,926	$915,356	$1,029	$916,385
Net investment income	—	—	26,480	26,480
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	108	108
Distributions	—	—	(27,750)	(27,750)
Issuance of Shares	6,171,048	162,078	—	162,078
Repurchase of Shares	(288,512)	(7,504)	—	(7,504)
Balance, March 31, 2025	41,129,462	$1,069,930	$(133)	$1,069,797

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Operating activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$37,328	$26,588
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Purchases of investments	(488,895)	(370,033)
Proceeds from sales, exits and repayments of investments	180,202	54,168
Payment-in-kind interest capitalized	(1,480)	(589)
Accretion of original issue discount, net of amortized premiums on investments	(2,468)	(1,578)
Amortization of debt issuance costs	863	795
Net change in unrealized (appreciation) depreciation from investments in securities of unaffiliated issuers	7,415	(108)
Changes in Assets and Liabilities:
(Increase)/decrease in interest receivable	1,996	(2,978)
(Increase)/decrease in receivables for investments sold	(4,153)	-
(Increase)/decrease in prepaid and other assets	23	(613)
(Increase)/decrease in receivable from Advisor	—	731
(Increase)/decrease in due from affiliate	—	(300)
Increase/(decrease) in payables for investments purchased	12,164	(7,534)
Increase/(decrease) in interest payable	(2,074)	(120)
Increase/(decrease) in management fee payable	635	361
Increase/(decrease) in incentive fee payable	92	318
Increase/(decrease) in accrued expenses	755	524
Net cash provided by/(used in) operating activities	$(257,597)	$(300,368)
Financing activities
Proceeds from issuance of shares, net of changes in subscriptions received in advance	$215,158	$151,021
Repurchase of shares, net of change in repurchase offer payable	(142)	(1,742)
Distributions, net of distribution reinvestment plan and change in distributions payable	(25,910)	(11,897)
Borrowings under lines of credit	256,661	245,000
Repayments to lines of credit	(400,160)	(238,500)
Issuance of debt securitization	-	174,000
Issuance of unsecured notes	150,000	-
Debt issuance costs paid	(1,469)	(5,861)
Net cash provided by/(used in) financing activities	$194,138	$312,021
Net increase/(decrease) in cash and cash equivalents and restricted cash
and restricted cash equivalents	$(63,459)	$11,653
Cash and restricted cash and cash equivalents and restricted cash equivalents
at beginning of the period	169,794	31,244
Cash and restricted cash and cash equivalents and restricted cash equivalents
at end of the period	$106,335	$42,897
Supplemental information and non-cash activities
Interest paid on lines of credit, debt securitizations, and unsecured notes	$21,438	$10,912
Issuance of shares in connection with distribution reinvestment plan	17,420	11,057
Reconciliation to the Consolidated Statement of Assets and Liabilities
Cash and restricted cash	$14,640	$6,027
Cash equivalents and restricted cash equivalents	91,695	36,870
Total cash and restricted cash and cash equivalents and restricted cash equivalents	$106,335	$42,897

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured
Advertising
Amplify Buyer, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.45%	9/17/2032	$8,978	$8,936	$8,921	0.43%
Amplify Buyer, Inc. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.45%	9/17/2032	8,978	8,936	8,921	0.43%
Assembled Intelligence LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.95%	5/3/2029	1,247	1,239	1,236	0.06%
Berlin Rosen Acquisition, LLC Revolving Loan	(3)(4)(5)(7)	3M SOFR + 0.50% / 1.00%	0.50%	1/14/2027	1,569	1,535	1,562	0.07%
Berlin Rosen Acquisition, LLC Revolving Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.27%	1/14/2027	901	897	897	0.04%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.50% / 1.00%	9.27%	1/14/2027	1,800	1,792	1,792	0.09%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.50% / 1.00%	9.27%	1/14/2027	1,800	1,792	1,792	0.09%
Berlin Rosen Acquisition, LLC Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.27%	1/14/2027	1,731	1,724	1,720	0.08%
Berlin Rosen Acquisition, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.50% / 1.00%	9.27%	1/14/2027	3,360	3,345	3,340	0.16%
Berlin Rosen Acquisition, LLC Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.50% / 1.00%	9.27%	1/14/2027	1,856	1,845	1,844	0.09%
Carnegie Dartlet, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.17%	2/7/2030	42	41	41	0.00%
Carnegie Dartlet, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.17%	2/7/2030	500	494	491	0.02%
Carnegie Dartlet, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/7/2030	-	(1)	-	0.00%
Comet Bidco Limited Facility B (USD) Loan	(3)(5)(7)(9)(13)(25)	6M SOFR + 5.00% / 0.00%	8.74%	12/2/2032	10,164	10,068	10,046	0.48%
Finn Partners, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	10.35%	7/1/2026	1,650	1,648	1,648	0.08%
Finn Partners, Inc. Second Amendment Term Loan	(3)(4)(5)(7)	3M SOFR + 6.50% / 1.00%	10.35%	7/1/2026	3,200	3,195	3,194	0.15%
Gator Plastic Intermediate Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 7.25% / 1.50%	10.92%	10/14/2027	4,073	4,020	4,015	0.19%
Gator Plastic Intermediate Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 7.25% / 1.50%	10.92%	10/14/2027	298	288	297	0.01%
Kite Midco II LTD Term Loan B1	(3)(4)(5)(7)	6M SOFR + 4.50% / 0.00%	8.23%	11/19/2031	5,290	5,224	5,203	0.25%
Kite Midco II LTD Term Loan B1	(3)(4)(5)(7)(12)	6M SOFR + 4.50% / 0.00%	8.23%	11/19/2031	5,290	5,224	5,203	0.25%
Kite Midco II LTD Term Loan B2	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	11/19/2031	-	(8)	(2)	0.00%
Kite Midco II LTD Term Loan B2	(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 0.00%	1.00%	11/19/2031	-	(8)	(2)	0.00%
Minds Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/3/2029	-	(3)	-	0.00%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.70%	5/3/2029	3,829	3,816	3,791	0.18%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	8.70%	5/3/2029	3,358	3,340	3,324	0.16%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	8.70%	5/3/2029	4,047	4,018	4,007	0.19%
						$73,397	$73,281	3.50%

Aerospace & Defense
Aviation Technical Services, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/12/2029	$-	$(2)	$(4)	0.00%
Aviation Technical Services, Inc. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.42%	7/12/2029	583	579	577	0.03%
Aviation Technical Services, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.42%	7/12/2029	3,357	3,338	3,325	0.16%
Heads Up Technologies, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.95%	7/23/2030	5,789	5,763	5,751	0.28%
Heads Up Technologies, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	8.95%	7/23/2030	5,970	5,970	5,931	0.28%
Heads Up Technologies, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/23/2030	-	(5)	(2)	0.00%
Machine Sciences Corporation Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/31/2032	-	(143)	(143)	-0.01%
Machine Sciences Corporation Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 0.00% / 1.00%	0.00%	3/31/2032	11,143	11,020	11,020	0.53%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Machine Sciences Corporation Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/31/2032	-	(20)	(20)	0.00%
PAG Holding Corp. Amendment No. 2 Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.45%	12/21/2029	1,967	1,958	1,955	0.09%
PAG Holding Corp. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.42%	12/21/2029	662	653	651	0.03%
PAG Holding Corp. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.45%	12/21/2029	11,105	11,034	10,999	0.53%
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/30/2031	-	(3)	-	0.00%
PPW Aero Buyer, Inc. 2025 Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.70%	9/30/2031	492	490	489	0.02%
PPW Aero Buyer, Inc. Delayed Draw Term Loan 1	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.70%	9/30/2031	3,569	3,528	3,549	0.17%
PPW Aero Buyer, Inc. Term Loan (Whitcraft LLC )	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.70%	2/15/2029	4,874	4,874	4,874	0.23%
Sigma Defense Systems LLC Delayed Draw Term A Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/18/2027	-	(8)	(1)	0.00%
Sigma Defense Systems LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 6.25% / 1.00%	10.07%	12/18/2027	2,219	2,191	2,191	0.10%
Sigma Defense Systems LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.25% / 1.00%	10.10%	12/18/2027	20	20	20	0.00%
SkyMark Refuelers, LLC Delayed Draw Term Loan A	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.17%	12/16/2032	2,169	2,139	2,133	0.10%
SkyMark Refuelers, LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/16/2032	-	(46)	(54)	0.00%
SkyMark Refuelers, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/16/2032	-	(23)	(27)	0.00%
SkyMark Refuelers, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.17%	12/16/2032	9,580	9,490	9,472	0.45%
Systems Planning and Analysis, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.45%	8/16/2027	3,146	3,146	3,146	0.15%
Systems Planning and Analysis, Inc. Fifth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.42%	8/16/2027	1,204	1,199	1,202	0.06%
Systems Planning and Analysis, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.45%	8/16/2027	2,299	2,299	2,299	0.11%
Systems Planning and Analysis, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 4.25% / 1.00%	4.25%	8/16/2027	-	(1)	-	0.00%
Systems Planning and Analysis, Inc Delayed Draw Term Loan 1L (Add-On) 2/24	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.45%	8/16/2027	59	59	59	0.00%
						$69,499	$69,392	3.31%

Air Freight & Logistics
AMEX Holding III Corp Term Loan	(4)(5)(7)(11)(29)	3M SOFR + 0.00% / 1.00%	0.00%	3/31/2028	$3,437	$3,424	$3,402	0.16%
AMEX Holding III Corp Delayed Draw Term Loan	(4)(5)(7)(11)(29)	3M SOFR + 0.00% / 1.00%	0.00%	3/31/2028	153	152	151	0.01%
Gulf Winds International Acquisition, LLC Term Loan	(3)(4)(5)(7)	1M SOFR + 7.00% / 1.00%	10.67%	12/16/2028	4,903	4,903	4,521	0.22%
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/22/2030	-	(1)	-	0.00%
Solairus Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.52%	7/22/2030	1,189	1,171	1,189	0.06%
Solairus Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 1.00%	8.52%	7/22/2030	3,226	3,226	3,226	0.15%
						$12,875	$12,489	0.60%

Airport Services
Security Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	3/31/2032	$-	$(6)	$(6)	0.00%
Security Buyer, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.00%	9.20%	3/31/2032	2,863	2,820	2,820	0.13%
Security Buyer, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	3/31/2032	-	(10)	(10)	0.00%
						$2,804	$2,804	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Alternative Carriers
Meriplex Communications, Ltd. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 0.75%	8.77%	7/17/2028	$1,729	$1,729	$1,729	0.08%
Meriplex Communications, Ltd. Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.00% / 0.75%	8.77%	7/17/2028	3,169	3,169	3,169	0.15%
						$4,898	$4,898	0.23%
Apparel Retail
Brightmore Brands LLC Original Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.38% / 1.50%	9.07%	9/10/2029	$2,590	$2,553	$2,545	0.12%
Brightmore Brands LLC Original Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.38% / 1.50%	9.07%	9/10/2029	3,400	3,358	3,341	0.16%
Brightmore Brands LLC Original Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.38% / 1.50%	9.07%	9/10/2029	4,000	3,944	3,930	0.19%
						$9,855	$9,816	0.47%

Apparel, Accessories & Luxury Goods
Halo Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.00% / 1.00%	9.67%	8/7/2029	$7,748	$7,629	$7,559	0.36%
Halo Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 6.00% / 1.00%	9.67%	8/7/2029	4,005	3,928	3,907	0.19%
Halo Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.66% / 3.50%	8/7/2029	549	522	545	0.03%
						$12,079	$12,011	0.58%
Application Software
Anaplan, Inc. Fourth Amendment Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.17%	6/21/2029	$4,938	$4,924	$4,854	0.23%
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	1/30/2031	-	(8)	(15)	0.00%
Aptean Acquiror Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.42%	1/30/2031	168	167	167	0.01%
Aptean Acquiror Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.42%	1/30/2031	12,473	12,410	12,453	0.60%
Aptean Acquiror Inc. Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.42%	1/30/2031	165	164	157	0.01%
BASYS LLC First Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.20%	12/9/2027	4,265	4,252	4,260	0.20%
Bottomline Technologies, Inc.(Legal Spend Holdings, LLC) 2025-1 Refinancing Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.20%	5/14/2029	252	252	251	0.01%
Coupa Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	2/27/2030	-	(45)	(45)	0.00%
Coupa Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.00%	8.92%	2/27/2030	12,671	12,164	12,164	0.58%
Coupa Holdings, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	2/27/2029	-	(34)	(61)	0.00%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.91%	2/9/2027	1,299	1,294	1,289	0.06%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	8.91%	2/9/2027	3,360	3,348	3,334	0.16%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 1.00%	8.91%	2/9/2027	4,015	3,997	3,984	0.19%
Dealer Services Network, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.91%	2/9/2027	742	738	735	0.04%
Diversis Tempo HoldCo, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 0.75%	9.95%	8/22/2031	9,209	9,106	9,026	0.43%
Durare Bidco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.50%	1.00%	8/9/2032	-	(15)	(27)	0.00%
Durare Bidco, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.50%	8.41%	8/9/2032	6,477	6,446	6,394	0.31%
Durare Bidco, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.50%	8.41%	8/9/2032	6,477	6,446	6,394	0.31%
Durare Bidco, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%	8/9/2032	-	(7)	(13)	0.00%
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	(3)(4)(5)(7)	1M SOFR + 5.50% / 0.75%	9.17%	11/19/2029	54	54	54	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Echo Purchaser, Inc. Term Loan (Exostar)	(3)(4)(5)(7)	1M SOFR + 5.50% / 0.75%	9.17%	11/19/2029	635	630	625	0.03%
Einstein Parent, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/22/2031	-	(16)	(8)	0.00%
Einstein Parent, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	8.92%	1/22/2031	9,688	9,527	9,418	0.45%
Empower Payments Investor, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	3/12/2031	-	(4)	(4)	0.00%
Empower Payments Investor, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.40%	3/12/2031	4,016	3,996	3,996	0.19%
Empower Payments Investor, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.15%	3/12/2031	2,389	2,367	2,370	0.11%
Empower Payments Investor, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 0.75%	8.20%	3/12/2031	7,942	7,868	7,801	0.37%
Everbridge Holdings, LLC Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.66%	7/2/2031	11,877	11,856	11,850	0.57%
Everbridge Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.66%	7/2/2031	3,059	3,056	3,054	0.15%
Everbridge Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.38% / 0.75%	0.38%	7/2/2031	-	(2)	(3)	0.00%
Fullsteam Operations LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	8/8/2031	-	(30)	(32)	0.00%
Fullsteam Operations LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	8.89%	8/8/2031	7,048	6,987	6,986	0.33%
Fullsteam Operations LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	8.89%	8/8/2031	3,413	3,382	3,383	0.16%
Fullsteam Operations LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/8/2031	-	(10)	(11)	0.00%
GS Acquisitionco, Inc. Eighth Suplemental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	5/25/2028	-	(1)	(3)	0.00%
GS Acquisitionco, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.95%	5/25/2028	3,148	3,141	3,130	0.15%
GS Acquisitionco, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.95%	5/25/2028	628	624	618	0.03%
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.95%	5/25/2028	583	581	580	0.03%
Igloo Group Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.70%	12/23/2031	22,856	22,521	22,513	1.08%
LeadVenture, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.42%	6/23/2032	972	950	959	0.05%
LeadVenture, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.70%	6/23/2032	6,490	6,444	6,401	0.31%
LeadVenture, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	8.70%	6/23/2032	5,970	5,930	5,888	0.28%
LeadVenture, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.42%	6/23/2032	54	46	48	0.00%
Legitscript LLC Delayed Draw Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 0.75%	9.42%	6/24/2029	99	98	98	0.00%
Legitscript LLC Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 0.75%	9.42%	6/24/2029	3,841	3,806	3,835	0.18%
Model N, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.45%	5/13/2031	5,627	5,580	5,541	0.27%
Mountain Parent, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	6/27/2031	-	(4)	(6)	0.00%
Mountain Parent, Inc. Revolving Credit Facility	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.25% / 0.75%	0.25%	6/27/2031	-	(5)	(3)	0.00%
NMI Acquisitionco, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 0.75%	8.27%	9/6/2028	1,140	1,127	1,136	0.05%
NMI Acquisitionco, Inc. October 2021 Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 0.75%	8.27%	9/6/2028	348	344	342	0.02%
NMI Acquisitionco, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/6/2028	-	(3)	(6)	0.00%
NMI Acquisitionco, Inc. Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 0.75%	8.27%	9/6/2028	1,867	1,847	1,834	0.09%
Optimizely North America Inc. (USD) Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/30/2031	-	(10)	(11)	0.00%
Optimizely North America Inc. (USD) Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 0.75%	8.67%	10/30/2031	7,444	7,370	7,305	0.35%
Optimizely North America Inc. (USD) Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 0.75%	8.67%	10/30/2031	5,197	5,155	5,100	0.24%
Pacific Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 6.25% / 1.00%	9.85%	10/2/2028	1,927	1,896	1,875	0.09%
Pacific Purchaser, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2028	-	-	(5)	0.00%
PDI TA Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 0.75%	9.67%	2/3/2031	6,831	6,793	6,764	0.32%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
PDI TA Holdings, Inc. Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.17%	2/3/2031	523	523	514	0.02%
PracticeTek Purchaser, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.45%	8/30/2029	28	28	28	0.00%
PracticeTek Purchaser, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.45%	8/30/2029	1,934	1,913	1,890	0.09%
Saab Purchaser, Inc. First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/12/2031	-	(24)	(42)	0.00%
Saab Purchaser, Inc. First Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.20%	11/12/2031	5,526	5,501	5,456	0.26%
Saab Purchaser, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	11/12/2031	-	(3)	(6)	0.00%
Spark Purchaser, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	8.95%	4/1/2031	1,740	1,713	1,694	0.08%
Spark Purchaser, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 0.75%	8.95%	4/1/2031	3,357	3,302	3,268	0.16%
Spark Purchaser, Inc. Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/1/2030	-	-	(5)	0.00%
Superjet Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.67%	5/23/2030	988	982	900	0.04%
Superjet Buyer, LLC Initial Term Loan (EFI Productivity Software)	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.67%	12/30/2027	208	208	207	0.01%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.67%	5/23/2030	1,481	1,470	1,454	0.07%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 0.75%	8.67%	5/23/2030	3,357	3,332	3,297	0.16%
Tau Buyer, LLC Delayed Draw Term Loan	(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.70% / 2.50%	2/2/2032	2,782	2,766	2,763	0.13%
Tau Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.21%	2/2/2032	503	495	495	0.02%
Tau Buyer, LLC Term B Loan	(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.70% / 2.50%	2/2/2032	4,411	4,374	4,388	0.21%
Tau Buyer, LLC Term B Loan	(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.70% / 2.50%	2/2/2032	7,709	7,692	7,669	0.37%
TCP Hawker / TimeClock Plus 11/24 9th Amendment Rollover Incremental Term Loan 12/24	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.70%	8/30/2029	460	458	453	0.02%
TCP Hawker Intermediate LLC Ninth Amendment Delayed Draw Term Loan 11/24	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	-	-	(1)	0.00%
TCP Hawker Intermediate LLC Ninth Amendment Incremental Term Loan 11/24	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.70%	8/30/2029	17	17	17	0.00%
TCP Hawker Intermediate LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	-	(1)	-	0.00%
Trintech Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	1/28/2033	-	(21)	(21)	0.00%
Trintech Inc. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.42%	1/28/2033	5,000	4,952	4,950	0.24%
Trintech Inc. Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 0.75%	8.42%	1/28/2033	7,679	7,605	7,602	0.36%
Trintech Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/28/2033	-	(16)	(16)	0.00%
Upland Software, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	7/25/2031	-	(16)	(5)	0.00%
Upland Software, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 1.50%	9.70%	7/25/2031	7,897	7,770	7,721	0.37%
Vehlo Purchaser, LLC Amendment No. 4 Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	5/24/2028	-	(8)	(13)	0.00%
Vehlo Purchaser, LLC Tranche C Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 0.75%	9.17%	5/24/2028	7,853	7,825	7,820	0.37%
						$252,327	$251,190	12.02%

Asset Management & Custody Banks
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 1.00%	8.42%	12/23/2027	$8,991	$8,959	$8,991	0.43%
Allworth Financial Group, L.P. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/23/2027	-	(2)	-	0.00%
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/30/2029	-	(1)	(1)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Cerity Partners Equity Holding LLC 2025 Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.20%	7/28/2031	2,138	2,116	2,089	0.10%
Cerity Partners Equity Holding LLC 2025 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.20%	7/28/2031	11,294	11,280	11,034	0.53%
Cerity Partners Equity Holding LLC Initial Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.17%	7/28/2031	597	593	597	0.03%
Cerity Partners Equity Holding LLC 2025-B Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/28/2031	-	(21)	(27)	0.00%
Cornerstone Advisors of Arizona LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.45%	5/13/2032	3,275	3,261	3,258	0.15%
Cornerstone Advisors of Arizona LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.45%	5/13/2032	3,275	3,261	3,258	0.16%
Cornerstone Advisors of Arizona, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 1.00%	0.38%	5/13/2032	-	(4)	-	0.00%
Cub Financing Intermediate, LLC 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.50%	0.00%	6/28/2030	-	(185)	(214)	-0.01%
Danforth Global, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.20%	12/9/2027	447	444	443	0.02%
Danforth Global, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	9.17%	12/9/2027	104	99	104	0.00%
Danforth Global, Inc. Fifth Amendment Additional Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.14%	12/9/2027	2,074	2,052	2,073	0.10%
Danforth Global, Inc. Fifth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.17%	12/9/2027	1,034	1,024	1,024	0.05%
Danforth Global, Inc. First Amendment Additional Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.17%	12/9/2027	283	281	281	0.01%
Danforth Global, Inc. Third Amendment Additional Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.17%	12/9/2027	475	471	475	0.02%
Danforth Global, Inc. Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.17%	12/9/2027	534	529	534	0.03%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.17%	12/9/2027	1,629	1,618	1,614	0.08%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.17%	12/9/2027	4,005	3,973	3,970	0.19%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.17%	12/9/2027	1,568	1,554	1,552	0.07%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.17%	12/9/2027	3,357	3,331	3,324	0.16%
DOXA Insurance Holdings LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.17%	12/20/2030	466	464	466	0.02%
DOXA Insurance Holdings LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.20%	12/20/2030	490	490	490	0.02%
EdgeCo Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.00%	8.20%	6/1/2026	1,042	1,042	1,042	0.05%
EdgeCo Buyer, Inc. Delayed Draw Term B Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.00%	8.20%	6/1/2028	22	22	22	0.00%
EdgeCo Buyer, Inc. Delayed Draw Term C Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.00%	8.20%	6/1/2026	59	59	59	0.00%
EdgeCo Buyer, Inc. Delayed Draw Term E Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 1.00%	8.20%	6/1/2028	6,494	6,487	6,494	0.31%
EdgeCo Buyer, Inc. Delayed Draw Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.00%	8.20%	6/1/2026	203	203	203	0.01%
EdgeCo Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 3.50% / 1.00%	10.25%	6/1/2028	65	65	65	0.00%
EdgeCo Buyer, Inc. Sixth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.00%	8.20%	6/1/2028	1,177	1,177	1,177	0.06%
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.12%	12/22/2028	6,930	6,875	6,930	0.33%
IEQ Capital, LLC Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 4.50% / 0.75%	8.23%	12/22/2028	3,502	3,490	3,499	0.17%
Obra Capital, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 7.25% / 1.00%	11.03%	6/21/2029	7,406	7,306	7,271	0.35%
Petra Borrower, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.44%	11/15/2030	1,243	1,230	1,242	0.06%
Petra Borrower, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.41%	11/15/2030	3,185	3,136	3,130	0.15%
Petra Borrower, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.75% / 1.00%	9.42%	11/15/2029	250	238	250	0.01%
PMA Parent Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.45%	1/31/2031	6,414	6,362	6,362	0.30%
PMA Parent Holdings, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/31/2031	-	(4)	-	0.00%
Horizon Investments, LLC_Term Loan 2nd Amendment	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.20%	8/6/2032	9,925	9,832	9,821	0.47%
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 1.00%	7.91%	10/2/2028	3,737	3,733	3,737	0.18%
Wealth Enhancement Group, LLC August 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2028	-	2	-	0.00%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 1.00%	7.91%	10/4/2028	1,136	1,133	1,136	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Wealth Enhancement Group, LLC December 2024 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.25% / 1.00%	7.91%	10/2/2028	4,411	4,414	4,428	0.21%
Wealth Enhancement Group, LLC May 2022 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 1.00%	7.91%	10/2/2028	1,961	1,961	1,961	0.09%
						104,350	104,164	4.96%

Auto Parts & Equipment
Arnott, LLC Initial Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 4.75% / 1.00%	8.49%	11/13/2030	$4,923	$4,883	$4,886	0.23%
ETE Intermediate II LLC Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.70%	5/29/2029	156	154	154	0.01%
ETE Intermediate II LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.67%	5/29/2029	16	12	10	0.00%
ETE Intermediate II LLC Term Loan A	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.70%	5/29/2029	1,910	1,879	1,863	0.09%
M&D MidCo, Inc. Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.82%	8/31/2028	1,732	1,720	1,702	0.08%
M&D MidCo, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.82%	8/31/2028	580	575	578	0.03%
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/31/2028	-	1	-	0.00%
M&D MidCo, Inc. Third Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.82%	8/31/2028	363	362	361	0.02%
PREMIER TIRE & SERVICE ACQUISITION, LLC 2024-3 Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.17%	5/29/2029	916	910	889	0.04%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.16%	5/17/2029	1,045	1,046	1,014	0.05%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.16%	5/17/2029	1,045	1,041	1,014	0.05%
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.00%	9.17%	5/17/2029	535	526	519	0.02%
Premier Tires & Service Acquisition, LLC Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.16%	5/17/2029	289	287	280	0.01%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.16%	5/17/2029	1,695	1,695	1,645	0.08%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.16%	5/17/2029	3,184	3,184	3,088	0.15%
Transgo, LLC First Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.25% / 2.00%	8.92%	12/29/2028	6,737	6,704	6,704	0.32%
Transgo, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 2.00%	8.92%	12/29/2028	2,046	2,024	2,027	0.10%
Transgo, LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.25% / 2.00%	8.92%	12/29/2028	3,000	2,977	2,973	0.14%
Transgo, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 2.00%	8.92%	12/29/2028	689	685	685	0.03%
Truck-Lite Co., LLC 2025 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.42%	2/13/2032	184	176	183	0.01%
Truck-Lite Co., LLC 2025 Replacement Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2031	-	(7)	(8)	0.00%
Truck-Lite Co., LLC 2025 Replacement Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.42%	2/13/2032	6,034	5,977	5,949	0.28%
Truck-Lite Co., LLC Delayed Draw Term Loan A	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.44%	2/13/2032	130	129	128	0.01%
Truck-Lite Co., LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.42%	2/13/2032	704	674	680	0.03%
Truck-Lite Co., LLC Delayed Draw Term Loan C	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2032	-	(12)	-	0.00%
						$37,602	$37,324	1.78%

Automotive Retail
ABC Technologies Inc. Term Loan B	(3)(5)(7)(12)(24)(25)	1M SOFR + 8.25% / 0.75%	11.92%	8/22/2031	$9,692	$9,381	$9,341	0.45%
Epika Fleet Services, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.70%	4/17/2031	3,501	3,478	3,488	0.17%
Epika Fleet Services, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	8.70%	4/17/2031	2,000	1,987	1,993	0.10%
Epika Fleet Services, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 0.75%	8.70%	4/17/2031	4,000	3,973	3,985	0.19%
Epika Fleet Services, Inc. Delayed Draw Term A Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	8.67%	4/17/2031	2,515	2,498	2,515	0.12%
Epika Fleet Services, Inc. Delayed Draw Term B Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.70%	4/17/2031	2,794	2,777	2,794	0.13%
Epika Fleet Services, Inc. Second Amendment Delayed Draw C Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/17/2028	-	(58)	(61)	0.00%
						$24,036	$24,055	1.16%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Building Products
AllMark Acquisition, LLC Initial Term Loan (AllMark Door)	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.20%	5/4/2028	$4,861	$4,839	$4,742	0.23%
Arch Cutting Tools Corp. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 0.00%	9.05%	4/30/2028	4,846	4,837	4,798	0.23%
Big Top Holdings, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/1/2030	-	(1)	-	0.00%
Big Top Holdings, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	8.95%	3/1/2030	2,401	2,333	2,367	0.11%
Greenwood Operating Group, LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.50% / 1.00%	9.17%	5/7/2031	3,541	3,473	3,473	0.17%
Greenwood Operating Group, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.17%	5/7/2031	8,186	8,033	8,030	0.38%
Greenwood Operating Group, LLC Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.50% / 1.00%	9.17%	5/7/2031	3,970	3,896	3,894	0.19%
Greenwood Operating Group, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/7/2031	-	(76)	(73)	0.00%
Vybond Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 1.00% / 0.75%	1.00%	2/3/2032	-	(15)	(5)	0.00%
Vybond Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.45%	2/3/2032	5,353	5,284	5,260	0.25%
Vybond Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 4.75% / 0.75%	8.45%	2/3/2032	3,970	3,914	3,901	0.19%
Vybond Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 0.75%	0.50%	2/3/2032	-	(23)	(4)	0.00%
						$36,494	$36,383	1.75%

Commodity Chemicals
Currier Plastics Acquisition, LLC Closing Date Term A Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.42%	9/19/2031	$4,029	$4,001	$3,999	0.19%
Currier Plastics Acquisition, LLC Delayed Draw Term A Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 1.00% / 1.00%	1.00%	9/19/2031	-	(22)	(23)	0.00%
Currier Plastics Acquisition, LLC Delayed Draw Term B Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.42%	9/19/2031	3,550	3,525	3,523	0.17%
Currier Plastics Acquisition, LLC First Amendment Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.42%	9/19/2031	3,733	3,707	3,705	0.18%
Currier Plastics Acquisition, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 1.00%	0.50%	9/19/2031	-	(9)	(9)	0.00%
						$11,202	$11,195	0.54%

Communications Equipment
Owl Cyber Defense Solutions, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/11/2029	$-	$(7)	$-	0.00%
Owl Cyber Defense Solutions, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.75% / 1.00%	9.42%	9/11/2029	1,831	1,810	1,808	0.09%
Owl Cyber Defense Solutions, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.75% / 1.00%	9.42%	9/11/2029	3,357	3,334	3,314	0.16%
Owl Cyber Defense Solutions, LLC Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.75% / 1.00%	9.42%	9/11/2029	3,980	3,914	3,929	0.19%
						$9,051	$9,051	0.44%

Construction & Engineering
Ambient Enterprises Holdco LLC Delayed Draw Term B Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.95%	6/28/2030	$844	$830	$843	0.04%
Ambient Enterprises Holdco LLC Delayed Draw Term C Loan (First Lien)	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.00%	0.75%	6/28/2030	-	(28)	(23)	0.00%
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.95%	6/30/2030	1,919	1,900	1,903	0.09%
Ambient Enterprises Holdco LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.95%	6/30/2030	6,263	6,201	6,173	0.30%
Ambient Enterprises Holdco LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.95%	6/28/2030	2,678	2,649	2,619	0.13%
Ambient Enterprises Holdco LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 1.00%	8.95%	6/28/2030	4,046	3,974	3,958	0.19%
Ambient Enterprises Holdco LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/7/2029	-	(1)	-	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Ambient Enterprises Holdco LLC Second Amendment Term Loan (First Lien)	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.95%	6/28/2030	698	690	688	0.03%
Ambient Enterprises Holdco LLC Third Amendment Term Loan (First Lien)	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.95%	6/28/2030	809	800	795	0.04%
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.32%	7/31/2026	525	525	429	0.02%
Best Roofing Services LLC Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.70%	4/2/2029	1,148	1,133	1,086	0.05%
Best Roofing Services LLC Closing Date Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.00% / 1.00%	9.70%	4/2/2029	3,956	3,884	3,743	0.18%
Best Roofing Services LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.70%	4/2/2029	716	716	668	0.03%
Diverzify Intermediate LLC Second Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.68%	5/11/2027	482	481	459	0.02%
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.68%	5/11/2027	4,379	4,370	4,173	0.20%
Diverzify Intermediate LLC Seventeenth Amendment Incremental DDTL Loan	(3)(4)(5)(7)(11)	1M SOFR + 6.00% / 0.00%	6.00%	5/11/2027	156	156	156	0.01%
Eskola LLC Delayed Draw Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.50%	9.90%	12/19/2029	2,968	2,945	2,753	0.13%
Eskola LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.50%	9.90%	12/19/2029	8,308	8,229	7,635	0.37%
ESP Associates, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 6.50% / 1.00%	10.27%	7/24/2028	1,465	1,452	1,442	0.07%
ESP Associates, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.50% / 1.00%	10.27%	7/24/2028	3,267	3,228	3,216	0.15%
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.77%	10/7/2028	691	665	686	0.03%
G-A-I Consultants, Inc. First Amendment Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.77%	10/7/2028	2,909	2,879	2,861	0.14%
G-A-I Consultants, Inc. Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.77%	10/7/2028	237	231	236	0.01%
HP RSS Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.45%	12/11/2029	670	669	670	0.03%
HP RSS Buyer, Inc. General Purpose Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.45%	12/11/2029	431	429	431	0.02%
HP RSS Buyer, Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.42%	12/11/2029	402	398	401	0.02%
HP RSS Buyer, Inc. Special Purpose Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.45%	12/11/2029	143	143	143	0.01%
JS Global, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.15%	7/31/2030	35	34	33	0.00%
JS Global, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.20%	7/31/2030	290	285	284	0.01%
Kelso Industries LLC 2026 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 5.75% / 1.00%	5.75%	12/30/2029	-	(109)	(114)	-0.01%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.00%	9.42%	12/30/2029	2,377	2,355	2,349	0.11%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.75% / 1.00%	9.42%	12/30/2029	1,089	1,082	1,076	0.05%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.75% / 1.00%	9.42%	12/30/2029	3,412	3,386	3,371	0.16%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.75% / 1.00%	9.42%	12/30/2029	4,184	4,153	4,134	0.20%
LJ Avalon Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 1.00%	8.17%	2/1/2030	8,008	7,940	7,994	0.38%
LJ Avalon Holdings, LLC Amendment No. 4 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 1.00%	8.17%	2/1/2030	1,893	1,855	1,854	0.09%
LJ Avalon Holdings, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/1/2029	-	(13)	(3)	0.00%
MechanAir LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/18/2031	-	(24)	(31)	0.00%
MechanAir LLC Revolving Loan	(3)(4)(5)(6)(7)	6M SOFR + 6.00% / 1.00%	9.60%	12/18/2031	1,045	1,037	1,034	0.05%
MechanAir LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.00% / 1.00%	9.63%	12/18/2031	4,017	3,997	3,992	0.19%
MechanAir LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.63%	12/18/2031	5,223	5,199	5,190	0.25%
Michael Baker International, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.20%	12/1/2028	16,363	15,889	15,872	0.76%
MKD Electric, LLC First Amendment Term Loan B	(3)(4)(5)(7)	3M SOFR + 0.00% / 0.00%	0.00%	5/31/2029	4,229	4,145	4,145	0.20%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
MKD Electric, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 6.50% / 1.25%	10.17%	5/31/2029	1,218	1,199	1,218	0.06%
MKD Electric, LLC Sea-Tac Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.25%	10.17%	5/31/2029	2,574	2,534	2,531	0.12%
MKD Electric, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.25%	10.17%	5/31/2029	4,607	4,545	4,519	0.22%
MKD Electric, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.50% / 1.25%	10.17%	5/31/2029	3,366	3,316	3,301	0.16%
MKD Electric, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.50% / 1.25%	10.17%	5/31/2029	3,937	3,867	3,861	0.18%
MOREgroup Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.95%	1/16/2030	1,152	1,139	1,133	0.05%
MOREgroup Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	8.95%	1/16/2030	3,258	3,222	3,205	0.15%
OSR Opco LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.50%	9.16%	3/15/2029	1,059	1,040	1,049	0.05%
OSR Opco LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.17%	3/15/2029	1,869	1,854	1,849	0.09%
OSR Opco LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.50% / 1.00%	9.17%	3/15/2029	3,357	3,327	3,321	0.16%
OSR Opco LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.15%	3/15/2029	951	927	950	0.05%
OSR Opco LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.50%	9.18%	3/15/2029	883	872	866	0.04%
Pave America Holding, LLC Closing Date Term Loan	(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	8.95% / 2.88%	8/27/2032	9,449	9,372	9,339	0.45%
Pave America Holding, LLC Delayed Draw Term Loan	(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	8.90% / 2.88%	8/27/2032	960	931	955	0.05%
Pave America Holding, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.45%	8/27/2032	861	838	832	0.04%
PGI Parent LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.70%	12/31/2031	5,265	5,216	5,207	0.25%
PGI Parent LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.00% / 1.00%	10.75%	12/31/2031	96	87	85	0.00%
PK Purchaser, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	9/19/2029	4,722	4,674	4,406	0.21%
PK Purchaser, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	8.67%	9/19/2029	3,357	3,330	3,132	0.15%
PK Purchaser, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	8.67%	9/19/2029	4,233	4,194	3,949	0.19%
Puris LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.42%	6/30/2031	308	305	303	0.01%
Puris LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.42%	6/30/2031	3,357	3,311	3,300	0.16%
Puris LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.75% / 1.00%	9.42%	6/30/2031	3,969	3,915	3,901	0.19%
RailPros Parent, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.25% / 0.75%	7.91%	5/24/2032	246	238	246	0.01%
RailPros Parent, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.25% / 0.75%	7.91%	5/24/2032	2,646	2,622	2,623	0.13%
RailPros Parent, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	5/24/2032	-	(4)	-	0.00%
ResiXperts Holdco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.66%	5/2/2030	757	716	706	0.03%
ResiXperts Holdco, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.66%	5/2/2030	877	866	863	0.04%
ResiXperts Holdco, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.66%	5/2/2030	330	326	325	0.02%
ResiXperts Holdco, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.63%	5/2/2030	111	105	104	0.00%
RRA Corporate, LLC Delayed Draw Term Loan 2	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.92%	8/15/2029	43	43	39	0.00%
RRA Corporate, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.95%	8/15/2029	9	8	5	0.00%
RRA Corporate, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.95%	8/15/2029	3,031	2,998	2,791	0.13%
SuperHero Fire Protection, LLC Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.20%	12/31/2029	2,850	2,801	2,809	0.13%
SuperHero Fire Protection, LLC Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.20%	12/31/2029	3,927	3,884	3,870	0.19%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
SuperHero Fire Protection, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.36%	12/31/2029	258	250	255	0.01%
The Vertex Companies, Inc. Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.77%	8/31/2027	1,107	1,095	1,104	0.05%
USIC Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 0.75%	9.17%	9/10/2031	10,406	10,361	10,250	0.49%
USIC Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.17%	9/10/2031	11,336	11,167	11,166	0.53%
USIC Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	8.92%	9/10/2031	2,434	2,406	2,404	0.12%
USIC Holdings, Inc. Specified Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.17%	9/10/2031	889	879	879	0.04%
Valkyrie Buyer, LLC Delayed Draw Term Loan C	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.45%	5/6/2031	1,800	1,779	1,800	0.09%
Valkyrie Buyer, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.45%	5/6/2031	503	497	503	0.02%
Valkyrie Buyer, LLC Delayed Draw Term Loan D	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.41%	5/6/2031	2,497	2,448	2,490	0.12%
Valkyrie Buyer, LLC Delayed Draw Term Loan E	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.42%	5/6/2031	1,995	1,984	1,992	0.10%
Valkyrie Buyer, LLC Delayed Draw Term Loan F	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	5/6/2031	-	(43)	(52)	0.00%
Valkyrie Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 3.00% / 0.75%	3.00%	5/6/2030	-	(8)	-	0.00%
Valkyrie Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.42%	5/6/2030	112	107	112	0.01%
Valkyrie Buyer, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.45%	5/6/2031	1,062	1,050	1,044	0.05%
Valkyrie Buyer, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 0.75%	8.45%	5/6/2031	3,259	3,220	3,203	0.15%
The Vertex Companies, Inc. Delayed Draw Term Loan B	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.67%	8/31/2028	4,722	4,683	4,706	0.23%
Vertex Companies, Inc., Term Loan D	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.68%	8/31/2028	2,869	2,851	2,841	0.14%
Vertex Companies, Inc., Term Loan D	(3)(4)(5)(7)(15)	1M SOFR + 5.00% / 1.00%	8.68%	8/31/2028	3,927	3,895	3,889	0.19%
Vertex Service Partners, LLC Delayed Draw Term Loan	(4)(5)(7)	3M SOFR + 6.00% / 0.75%	9.70% / 4.17%	11/8/2030	323	323	322	0.02%
Vertex Service Partners, LLC Delayed Draw Term Loan	(4)(5)(7)(14)	3M SOFR + 6.00% / 0.75%	9.70% / 4.17%	11/8/2030	3,328	3,328	3,321	0.16%
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.70% / 4.14%	11/8/2030	876	852	863	0.04%
Vertex Service Partners, LLC Revolving Facility	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 0.75%	9.70%	11/8/2030	312	311	311	0.01%
Vertex Service Partners, LLC Term Loan	(4)(5)(7)	3M SOFR + 6.00% / 0.75%	9.70% / 4.17%	11/8/2030	1,897	1,881	1,871	0.09%
						$234,693	$232,191	11.12%

Construction Materials
Skyrodema Bidco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	3/9/2033	$-	$(5)	$(5)	0.00%
Skyrodema Bidco, LLC Term B Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.42%	3/9/2033	14,782	14,745	14,745	0.71%
						$14,740	$14,740	0.71%

Consumer Electronics
Lakewood Acquisition Corporation Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.17%	1/24/2030	$3,441	$3,380	$3,369	0.16%
Lakewood Acquisition Corporation Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.17%	1/24/2030	2,712	2,672	2,655	0.13%
Lakewood Acquisition Corporation Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.17%	1/24/2030	3,927	3,857	3,844	0.18%
Lakewood Acquisition Corporation Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	1/24/2030	-	(40)	-	0.00%
						$9,869	$9,868	0.47%

Consumer Finance
CLGF Holdco 2, LLC Loan	(3)(4)(5)	FIXED + 12.50%	12.50%	4/23/2030	$6,670	$6,587	$6,669	0.32%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Data Processing & Outsourced Services
Sabel Systems Technology Solutions, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	11.75%	10/31/2030	$11	$8	$8	0.00%
Sabel Systems Technology Solutions, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.00% / 1.00%	9.67%	10/31/2030	2,782	2,754	2,752	0.13%
						$2,762	$2,760	0.13%

Distributors
RPM Purchaser, Inc. Delayed Draw Term Loan B	(3)(4)(5)(6)(7)	1M SOFR + 6.25% / 2.00%	10.03%	9/11/2028	$784	$765	$779	0.04%
RPM Purchaser, Inc. Delayed Draw Term Loan B	(3)(4)(5)(7)	1M SOFR + 6.25% / 2.00%	10.03%	9/11/2028	540	532	538	0.03%
RPM Purchaser, Inc. Effective Date Term Loan B	(3)(4)(5)(7)	1M SOFR + 6.25% / 2.00%	10.03%	9/11/2028	570	552	561	0.03%
RPM Purchaser, Inc. Effective Date Term Loan B	(3)(4)(5)(7)(14)	1M SOFR + 6.25% / 2.00%	10.03%	9/11/2028	3,244	3,186	3,198	0.15%
						$5,035	$5,076	0.25%
Diversified Capital Markets
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.75%	8.17%	10/4/2030	$4,955	$4,916	$4,955	0.24%
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 0.75%	8.17%	10/4/2030	3,198	3,198	3,198	0.15%
GC Waves Holdings, Inc. 2024 Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 0.75%	8.17%	10/4/2030	5,091	5,091	5,091	0.24%
GC Waves Holdings, Inc. 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.50% / 0.75%	8.17%	10/4/2030	539	535	539	0.03%
						$13,740	$13,783	0.66%

Diversified Chemicals
V Global Holdings LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 2.55% / 0.75%	6.57%	1/2/2029	$4,867	$4,855	$4,671	0.22%
Opta Inc. 2024 Incremental Delayed Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.50%	10.71%	11/9/2028	1,724	1,682	1,721	0.08%
Opta Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.75% / 1.50%	10.69%	11/8/2028	3,357	3,334	3,316	0.16%
Opta Inc. Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.75% / 1.50%	10.69%	11/8/2028	3,485	3,454	3,443	0.16%
						$13,325	$13,151	0.62%

Diversified Financial Services
Archer Lewis, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.45%	8/28/2029	$32	$32	$29	0.00%
Archer Lewis, LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	9.42%	8/28/2029	12	12	9	0.00%
Archer Lewis, LLC Initial Revolving Facility	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.45%	8/28/2029	65	64	59	0.00%
Archer Lewis, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.45%	8/28/2029	2,265	2,240	2,054	0.10%
Convera International Financial S.a r.l. Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.60%	3/1/2030	2,925	2,882	2,871	0.14%
Convera International Financial S.a r.l. Incremental Term Loan 2024	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.60%	3/1/2030	400	395	394	0.02%
Harris & Co. LLC Delayed Draw Term A Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.67%	8/9/2030	32	32	32	0.00%
Harris & Co. LLC Delayed Draw Term B Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.67%	8/9/2030	31	31	31	0.00%
Harris & Co. LLC Delayed Draw Term C Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.67%	8/9/2030	8,576	8,485	8,562	0.41%
Harris & Co. LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 1.00%	8.67%	8/9/2030	3,031	3,004	2,998	0.14%
Harris & Co. LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.67%	8/9/2030	697	690	697	0.03%
Lido Advisors, LLC Eighth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.45%	5/10/2032	172	170	172	0.01%
Lido Advisors, LLC Eighth Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.40%	5/10/2032	827	819	827	0.04%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.42%	5/10/2032	1,698	1,664	1,698	0.08%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Lido Advisors, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 1.00%	8.42%	5/10/2032	101	99	101	0.00%
Lido Advisors, LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.42%	5/10/2032	1,995	1,968	1,995	0.10%
						$22,587	$22,529	1.07%

Diversified Metals & Mining
George Holding, Inc. Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.42%	1/31/2031	$7,195	$7,142	$7,113	0.34%

Diversified Real Estate Activities
Monarch Collective Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.70%	3/17/2032	12	2	2	0.00%
Monarch Collective Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.68%	3/17/2032	2,933	2,918	2,918	0.14%
Monarch Collective Holdings, LLC Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.70%	3/17/2032	78	76	76	0.00%
						$2,996	$2,996	0.14%

Diversified Support Services
Accent Building Materials Holdings LLC Term B Delayed Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.50% / 1.00%	9.99%	8/6/2029	$900	$863	$900	0.04%
Accent Building Materials Holdings LLC Term Loan B	(3)(4)(5)(7)	3M SOFR + 6.25% / 1.00%	9.92%	8/6/2029	629	589	618	0.03%
Accent Building Materials Holdings LLC Term Loan B	(3)(4)(5)(7)(14)	3M SOFR + 6.25% / 1.00%	9.92%	8/6/2029	3,300	3,226	3,243	0.16%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	8.92%	7/22/2027	2,834	2,832	2,826	0.14%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(3)(4)(5)(7)(14)	1M SOFR + 5.25% / 1.00%	8.92%	7/22/2027	3,258	3,258	3,248	0.16%
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	(3)(4)(5)(6)(7)	6M SOFR + 4.75% / 1.00%	8.45%	11/19/2030	665	652	663	0.03%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.20%	9/28/2029	2,186	2,176	2,168	0.10%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.20%	9/28/2029	2,898	2,868	2,873	0.14%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.20%	9/28/2029	3,259	3,240	3,231	0.15%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.20%	9/28/2029	3,970	3,946	3,936	0.19%
FLS Holding, Inc. Term B Loan (FLS Transportation Services)	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.10%	12/15/2028	4,874	4,839	4,402	0.21%
Integrated Power Services Holdings, Inc. Initial Revolving Loan (First Lien)	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/22/2030	-	(3)	(7)	0.00%
Integrated Power Services Holdings, Inc. Tenth Amendment Incremental Delayed Draw Term Loan (First Lien)	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/22/2031	-	(7)	(8)	0.00%
Integrated Power Services Holdings, Inc. Tenth Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.53%	11/22/2031	75	75	75	0.00%
Integrated Power Services Holdings, Inc. Tenth Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 0.75%	8.53%	11/22/2031	5,935	5,923	5,920	0.28%
Integrated Power Services Holdings, Inc. Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 1.00%	8.53%	11/22/2028	6,156	6,139	6,124	0.29%
Integrated Power Services Holdings, Inc. Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.53%	11/22/2028	6,156	6,139	6,124	0.29%
Keg Logistics LLC Initial Term Loan	(4)(5)(7)(12)	3M SOFR + 6.75% / 1.00%	10.58% / 0.50%	11/23/2027	427	425	422	0.02%
Keg Logistics LLC Initial Term Loan	(4)(5)(7)(15)	3M SOFR + 6.75% / 1.00%	10.58% / 0.50%	11/23/2027	4,022	4,011	3,975	0.19%
Moonlight Parent, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	9/9/2032	-	(24)	(5)	0.00%
Moonlight Parent, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.42%	9/9/2032	6,437	6,379	6,361	0.30%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Moonlight Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 0.75%	8.42%	9/9/2032	3,292	3,262	3,253	0.16%
Moonlight Parent, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/9/2032	-	(15)	(3)	0.00%
PrimeFlight Acquisition, LLC Amendment No. 5 Additional Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.92%	5/1/2029	1,280	1,276	1,250	0.06%
PrimeFlight Acquisition, LLC Amendment No. 7 Additional Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.92%	5/1/2029	540	536	528	0.03%
PrimeFlight Acquisition, LLC Amendment No. 7 Additional Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 1.00%	8.92%	5/1/2029	575	570	562	0.03%
PrimeFlight Acquisition, LLC Amendment No. 8 Additional Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.00%	8.41%	5/1/2029	746	740	738	0.04%
PrimeFlight Acquisition, LLC Amendment No. 9 Additional Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.41%	5/1/2029	3,068	3,053	3,053	0.15%
PrimeFlight Acquisition, LLC Amendment No.4 Additional Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.95%	5/1/2029	628	625	621	0.03%
Primeflight Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.16%	5/1/2029	3,258	3,238	3,189	0.15%
Primeflight Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.16%	5/1/2029	3,559	3,532	3,484	0.17%
SV Newco 2, Inc. 2025 Incremental Delayed Draw Term Loan	(3)(5)(6)(7)(24)(25)	3M SOFR + 4.75% / 0.75%	8.45%	6/2/2031	1,631	1,595	1,617	0.08%
SV Newco 2, Inc. 2025 Incremental Term Loan	(3)(5)(7)(12)(24)(25)	3M SOFR + 4.75% / 0.75%	8.45%	6/2/2031	2,586	2,575	2,569	0.13%
SV Newco 2, Inc. Delayed Draw Term Loan	(3)(5)(7)(12)(24)(25)	3M SOFR + 3.75% / 0.75%	10.50%	6/2/2031	1,039	1,034	1,034	0.05%
SV Newco 2, Inc. Initial Term Loan	(3)(5)(7)(12)(24)(25)	3M SOFR + 4.75% / 0.75%	8.45%	6/2/2031	1,651	1,644	1,640	0.08%
SV Newco 2, Inc. Revolving Credit Loan	(3)(5)(6)(7)(24)(25)	3M SOFR + 4.25% / 0.75%	4.25%	6/2/2031	67	64	65	0.01%
TL Voltron Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 1.00%	8.92%	12/31/2030	7,354	7,238	7,177	0.34%
TL Voltron Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.25% / 1.00%	8.92%	12/31/2030	3,209	3,160	3,132	0.15%
TL Voltron Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.25% / 1.00%	8.92%	12/31/2030	4,247	4,174	4,144	0.20%
TRAK Purchaser, Inc. Amendment No.1 Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.17%	6/20/2031	3,627	3,576	3,585	0.17%
TRAK Purchaser, Inc. Amendment No.1 Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.17%	6/20/2031	3,627	3,593	3,585	0.17%
Visu-Sewer, LLC Initial Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 5.75% / 1.00%	9.33%	11/8/2029	4,888	4,843	4,800	0.23%
W. A. Kendall And Company, LLC Incremental Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 5.75% / 1.00%	9.77%	4/22/2030	2,939	2,909	2,854	0.14%
W.A. Kendall and Company, LLC Initial Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 5.88% / 1.00%	9.90%	4/22/2030	4,830	4,802	4,795	0.23%
W.A. Kendall and Company, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.88% / 1.00%	10.14%	4/22/2030	345	341	340	0.02%
W.A. Kendall and Company, LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	9.71%	4/22/2030	664	636	664	0.03%
W.A. Kendall and Company, LLC Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 5.75% / 1.00%	9.81%	4/22/2030	2,290	2,269	2,267	0.11%
W.A. Kendall and Company, LLC Specified DDTL	(3)(4)(5)(7)(13)	6M SOFR + 5.75% / 1.00%	9.81%	4/22/2030	140	140	140	0.01%
						$118,956	$118,172	5.69%

Drug Retail
Puma Buyer, LLC First Amendment Additional Term Loan (First Lien)	(3)(4)(5)(7)(12)	3M SOFR + 4.25% / 0.50%	7.95%	3/29/2032	$3,255	$3,239	$3,253	0.16%
Puma Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.25% / 0.50%	7.95%	3/29/2032	13,760	13,665	13,760	0.66%
Puma Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.50%	0.38%	3/29/2032	-	(18)	-	0.00%
						$16,886	$17,013	0.82%

Education Services
Cambium Learning Group, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.27%	7/20/2028	$5,837	$5,805	$5,778	0.28%
Med Learning Group, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/30/2027	-	(9)	(1)	0.00%
Med Learning Group, LLC Fifth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.45%	12/30/2027	5,375	5,333	5,329	0.26%
Med Learning Group, LLC Fifth Amendment Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.45%	12/30/2027	5,375	5,333	5,329	0.26%
REP TEC Intermediate Holdings, Inc Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.45%	5/30/2031	8,662	8,624	8,610	0.41%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
REP TEC Intermediate Holdings, Inc Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.45%	5/30/2031	8,662	8,624	8,610	0.41%
REP TEC Intermediate Holdings, Inc Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/30/2031	-	(12)	(16)	0.00%
Salisbury House, LLC Closing Date Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.00%	8.48%	8/18/2032	6,110	6,084	6,070	0.29%
Salisbury House, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	8/18/2032	-	(6)	(2)	0.00%
Salisbury House, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	8/18/2032	-	(4)	(5)	0.00%
						$39,772	$39,702	1.91%

Electrical Components & Equipment
AMP Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 0.00% / 0.00%	0.00%	4/1/2033	$15,154	$15,078	$15,078	0.72%
AMP Purchaser, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	4/1/2033	-	(10)	(10)	0.00%
C3 AcquisitionCo, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.50%	9.42%	11/26/2030	2,410	2,366	2,410	0.12%
C3 AcquisitionCo, LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.75% / 1.50%	9.42%	11/26/2030	3,441	3,400	3,401	0.16%
C3 AcquisitionCo, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.75% / 1.50%	9.42%	11/26/2030	323	319	319	0.02%
C3 AcquisitionCo, LLC Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.75% / 1.50%	9.42%	11/26/2030	4,005	3,958	3,958	0.19%
C3 AcquisitionCo, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.75% / 1.50%	9.42%	11/26/2030	545	536	545	0.03%
Force Electrical Buyerco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.15%	10/21/2032	398	349	388	0.02%
Force Electrical Buyerco, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.21%	10/21/2032	419	409	417	0.02%
Force Electrical Buyerco, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 0.75%	8.17%	10/21/2032	3,073	3,045	3,036	0.15%
Inventus Power, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/30/2026	-	(2)	-	0.00%
Inventus Power, Inc. Term Loan	(3)(4)(5)(7)	1M SOFR + 7.50% / 1.00%	11.28%	6/30/2026	3,057	3,047	3,048	0.15%
MoboTrex, LLC Amendment No. 4 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.70%	6/6/2031	687	673	649	0.03%
MoboTrex, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.70%	6/7/2030	119	111	111	0.01%
MoboTrex, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.70%	6/7/2030	6,222	6,179	6,164	0.30%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)	6M SOFR + 5.25% / 1.00%	8.95%	11/4/2030	4,316	4,284	4,264	0.20%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)(14)	6M SOFR + 5.25% / 1.00%	8.95%	11/4/2030	3,064	3,040	3,026	0.14%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)(15)	6M SOFR + 5.25% / 1.00%	8.95%	11/4/2030	4,091	4,054	4,042	0.19%
Principal Lighting Group, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/4/2030	-	(13)	(3)	0.00%
Spark Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/15/2031	-	(15)	(180)	-0.01%
Spark Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	8.90%	10/15/2031	1,389	1,372	1,277	0.06%
Spark Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	8.90%	10/15/2031	1,524	1,503	1,402	0.07%
Spark Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 0.75%	8.90%	10/15/2031	3,259	3,219	2,997	0.14%
Spark Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	8.89%	10/15/2031	563	548	471	0.02%
						$57,450	$56,810	2.73%

Electronic Equipment & Instruments
Dwyer Instruments, LLC First Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.00%	8.45%	7/21/2027	$540	$540	$540	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Dwyer Instruments, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.45%	7/20/2029	1,570	1,559	1,556	0.07%
Dwyer Instruments, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.45%	7/20/2029	7,443	7,385	7,375	0.35%
Dwyer Instruments, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.45%	7/20/2029	4,607	4,583	4,564	0.22%
Dwyer Instruments, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.00%	8.45%	7/21/2027	3,217	3,217	3,217	0.15%
Dwyer Instruments, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.45%	7/20/2029	1,023	1,011	1,006	0.05%
Dwyer Instruments, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.00%	8.45%	7/20/2029	1,704	1,704	1,704	0.08%
Dwyer Instruments, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.00%	8.45%	7/20/2029	1,454	1,454	1,454	0.07%
Payscape Buyer, Inc. (NXGEN) Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.42%	10/31/2027	3,585	3,562	3,556	0.17%
Payscape Buyer, Inc. Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.42%	11/1/2027	6,338	6,297	6,286	0.30%
REE Holdings III Corp. Term Loan (Rees Scientific Corporation)	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.67%	11/4/2028	4,671	4,635	4,671	0.22%
SRP Eagle Buyer Inc Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.50%	0.00%	12/8/2031	-	(61)	(77)	0.00%
SRP Eagle Buyer Inc Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.50%	8.70%	12/8/2031	10,940	10,837	10,810	0.52%
SRP Eagle Buyer Inc Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	12/8/2031	-	(24)	(31)	0.00%
						$46,699	$46,631	2.23%

Electronic Manufacturing Services
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 6.50% / 1.00%	10.32%	10/5/2027	$160	$160	$155	0.01%
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Term A Loan	(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	10.32% / 4.75%	10/5/2027	2,684	2,670	2,580	0.12%
						$2,830	$2,735	0.13%

Environmental & Facilities Services
Aptive Environmental, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	10/15/2032	$-	$(7)	$(1)	0.00%
Aptive Environmental, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/15/2032	-	(14)	(2)	0.00%
Aptive Environmental, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 0.75%	8.42%	10/15/2032	8,337	8,258	8,241	0.39%
Aptive Environmental, LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.75% / 0.75%	8.42%	10/15/2032	8,337	8,258	8,241	0.39%
Atlantic Pipe Services, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/1/2031	-	(31)	(37)	0.00%
Atlantic Pipe Services, LLC Initial Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 4.50% / 1.00%	8.20%	12/1/2031	4,617	4,560	4,551	0.22%
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	9.45%	3/17/2027	394	394	394	0.02%
AVW WV Buyer, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.45%	3/17/2027	3,357	3,338	3,355	0.16%
AVW WV Buyer, Inc. Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.75% / 1.00%	9.45%	3/17/2027	3,953	3,953	3,951	0.19%
Duke's Root Control, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.47%	12/10/2029	2,199	2,196	2,173	0.10%
Duke's Root Control, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.47%	12/10/2029	2,199	2,190	2,173	0.10%
Duke's Root Control, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/8/2028	-	(3)	(5)	0.00%
Duke's Root Control, Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.31%	12/10/2029	763	759	755	0.04%
Duke's Root Control, Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.31%	12/10/2029	763	759	755	0.04%
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	6M SOFR + 5.25% / 1.00%	8.85%	11/19/2029	623	608	623	0.03%
HEF Safety Ultimate Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.85%	11/19/2029	2,547	2,513	2,497	0.12%
Rotolo Consultants, Inc. Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.43%	12/20/2026	3,105	3,082	3,001	0.13%
Rotolo Consultants, Inc. Delayed Draw Term Loan (2025)	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.00%	9.45%	1/31/2031	488	487	484	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 1.00%	8.67%	9/4/2029	4,946	4,946	4,941	0.24%
Vortex Companies, LLC Amendment No. 4 Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.67%	9/4/2029	2,222	2,210	2,203	0.11%
Vortex Companies, LLC Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 4.00% / 1.00%	10.75%	9/4/2029	2,213	2,199	2,196	0.11%
Vortex Companies, LLC Amendment No.2 Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.67%	9/4/2029	2,990	2,966	2,954	0.14%
Vortex Companies, LLC Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 4.00% / 1.00%	10.75%	5/7/2032	785	780	785	0.04%
Vortex Companies, LLC Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.67%	9/4/2029	2,895	2,872	2,893	0.14%
Vortex Companies, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.67%	9/4/2029	331	327	330	0.02%
Vortex Companies, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.67%	5/7/2032	1,299	1,291	1,293	0.06%
VTC Buyer Corp. Advance	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.90%	7/15/2031	655	643	653	0.03%
VTC Buyer Corp. Designated Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.92%	7/15/2031	3,134	3,114	3,131	0.15%
VTC Buyer Corp. Future Expansion Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.92%	7/15/2031	834	819	832	0.04%
VTC Buyer Corp. Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.92%	7/15/2031	3,029	3,009	3,004	0.14%
VTC Buyer Corp. Term A Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	8.92%	7/15/2031	3,029	3,010	3,004	0.14%
Wasteology Group Transportation, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	11/3/2032	-	(32)	(38)	0.00%
Wasteology Group Transportation, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	11/3/2032	-	(10)	(12)	0.00%
Wasteology Group Transportation, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.41%	11/3/2032	2,883	2,855	2,850	0.14%
						$72,299	$72,168	3.45%

Financial Exchanges & Data
Wharf Street Ratings Acquisition LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	9/16/2032	$-	$(8)	$(10)	0.00%
Wharf Street Ratings Acquisition LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 0.75%	8.42%	9/16/2032	7,324	7,291	7,279	0.35%
Wharf Street Ratings Acquisition LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.75% / 0.75%	8.42%	9/16/2032	7,324	7,291	7,279	0.35%
Wharf Street Ratings Acquisition LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/16/2032	-	(8)	(2)	0.00%
						$14,566	$14,546	0.70%

Food Distributors
Costanzo's Bakery, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.20%	6/18/2027	$501	$498	$501	0.02%
Costanzo's Bakery, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.20%	6/18/2027	2,924	2,910	2,911	0.14%
GMF Parent, Inc.Delayed Draw Term Loan A 12/25	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/20/2032	-	(14)	(15)	0.00%
GMF Parent, Inc.Delayed Draw Term Loan B 12/25	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/20/2032	-	(13)	(14)	0.00%
GMF Parent, Inc. Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.19%	12/20/2032	5,130	5,081	5,076	0.24%
GMF Parent, Inc.Revolver 12/25	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.19%	12/20/2032	29	21	21	0.00%
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.27%	8/1/2030	395	371	395	0.02%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.26%	8/1/2030	1,261	1,246	1,252	0.06%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.26%	8/1/2030	3,357	3,325	3,334	0.16%
Heritage Foodservice Investment, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.27%	8/1/2030	181	175	181	0.01%
Recipe Acquisition Corp. Delayed Draw Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.70%	7/31/2031	309	308	306	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Recipe Acquisition Corp. Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.70%	7/31/2031	348	344	347	0.02%
Recipe Acquisition Corp. Term Loan (First Lien)	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.70%	7/31/2031	320	319	320	0.02%
Recipe Acquisition Corp. Term Loan (First Lien)	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	8.70%	7/31/2031	3,357	3,345	3,357	0.16%
Recipe Acquisition Corp. Term Loan (First Lien)	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	8.70%	7/31/2031	3,963	3,931	3,963	0.19%
Rushmore Investment III LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	10/18/2030	8,331	8,202	8,275	0.40%
Rushmore Investment III LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.67%	10/18/2030	3,940	3,905	3,913	0.19%
Sunset Distributing, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.45%	5/30/2030	1,308	1,274	1,308	0.06%
Sunset Distributing, LLC Term Loan A	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.45%	5/30/2030	3,412	3,354	3,362	0.16%
Sunset Distributing, LLC Term Loan A	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.45%	5/30/2030	3,412	3,352	3,362	0.16%
						$41,934	$42,155	2.02%

Forest Products
TMSC OpCo, LLC Revolving Loan	(3)(4)(5)(6)(7)(12)	1M SOFR + 6.25% / 1.00%	9.92%	4/30/2026	$197	$196	$197	0.01%
TMSC OpCo, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.25% / 1.00%	9.92%	5/1/2028	1,781	1,765	1,779	0.09%
TMSC OpCo, LLC Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 6.25% / 1.00%	9.92%	5/1/2028	3,599	3,599	3,595	0.17%
						$5,560	$5,571	0.27%

Health Care Distributors
ASP Global Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.92%	7/31/2029	$1,514	$1,501	$1,507	0.07%
ASP Global Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.92%	7/31/2029	1,864	1,852	1,830	0.09%
ASP Global Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	8.92%	7/31/2029	3,259	3,238	3,199	0.15%
ASP Global Holdings, LLC Revolving Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.92%	7/31/2029	646	642	644	0.03%
HEC Purchaser Corp. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/17/2029	-	(9)	(12)	0.00%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.70%	6/17/2029	939	930	924	0.04%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.70%	6/17/2029	8,417	8,360	8,288	0.40%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	8.70%	6/17/2029	3,144	3,139	3,096	0.15%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	8.70%	6/17/2029	3,905	3,900	3,845	0.18%
IDC Infusion Services, Inc. Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.70%	7/7/2028	5,925	5,850	5,883	0.28%
						$29,403	$29,204	1.39%

Health Care Equipment
ACP Oak Buyer, Inc. 2025 Refinancing Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/16/2031	$-	$(9)	$(3)	0.00%
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.35%	5/16/2031	3,498	3,482	3,473	0.17%
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.35%	5/16/2031	1,985	1,976	1,971	0.09%
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 4.75% / 1.00%	8.35%	5/16/2031	3,970	3,953	3,942	0.19%
ACP Oak Buyer, Inc. 2025-1 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	6M SOFR + 4.75% / 1.00%	8.53%	5/16/2031	2,262	2,247	2,258	0.11%
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	6M SOFR + 4.75% / 1.00%	8.53%	5/16/2031	2,263	2,248	2,259	0.11%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
ACP Oak Buyer, Inc. Sixth Amendment Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 4.75% / 1.00%	8.38%	5/16/2031	6,900	6,867	6,866	0.33%
Artivion, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 2.00%	8.41%	1/20/2031	1,059	1,056	1,059	0.05%
Artivion, Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 2.00%	1.00%	1/21/2031	-	(11)	(14)	0.00%
Blades Buyer, Inc. Term A Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.42%	3/28/2028	4,861	4,856	4,861	0.23%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(3)(4)(5)(7)	1M SOFR + 6.00% / 1.00%	9.77%	6/10/2027	1,616	1,616	1,615	0.08%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(3)(4)(5)(7)(14)	1M SOFR + 6.00% / 1.00%	9.77%	6/10/2027	3,258	3,258	3,256	0.16%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	(3)(4)(5)(6)(7)	1M SOFR + 6.00% / 1.00%	9.77%	6/10/2027	3,861	3,811	3,861	0.18%
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.77%	6/10/2027	416	405	415	0.02%
Medical Device Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.70%	7/11/2029	1,469	1,450	1,448	0.07%
Medical Device Inc. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	8.70%	7/11/2029	3,259	3,204	3,212	0.15%
Medical Device Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.00% / 1.00%	10.75%	7/11/2029	607	607	593	0.03%
Medical Device Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.80%	7/11/2029	1,452	1,438	1,433	0.07%
Medical Device Inc. Third Amendment Incremental Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	7/11/2029	-	(6)	(7)	0.00%
Medical Device Inc. Third Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.68%	7/11/2029	244	242	241	0.01%
Medical Device Inc. Third Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.68%	7/11/2029	1,322	1,307	1,304	0.06%
Par Excellence Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/3/2030	-	(1)	-	0.00%
Par Excellence Holdings, Inc. Term B-1 Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	9/3/2030	7,413	7,321	7,290	0.35%
Par Excellence Holdings, Inc. Term B-1 Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	8.67%	9/3/2030	3,970	3,918	3,904	0.19%
Pediatric Home Respiratory Services, LLC Delayed Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/23/2030	-	(2)	-	0.00%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)	6M SOFR + 5.50% / 1.00%	9.10%	12/23/2030	2,140	2,135	2,108	0.10%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 5.50% / 1.00%	9.10%	12/23/2030	2,744	2,737	2,703	0.13%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(14)	6M SOFR + 5.50% / 1.00%	9.10%	12/23/2030	3,366	3,321	3,316	0.16%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(15)	6M SOFR + 5.50% / 1.00%	9.10%	12/23/2030	3,970	3,916	3,910	0.19%
Pediatric Home Respiratory Services, LLC Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.19%	12/23/2030	268	266	268	0.01%
Pediatric Home Respiratory Services, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 5.50% / 0.75%	9.10%	12/23/2030	3,881	3,871	3,870	0.19%
Spruce Bidco II Inc. Initial U.S. Dollar Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 4.75% / 0.75%	8.45%	2/2/2032	14,485	14,283	14,241	0.68%
OSP WILDCAT MERGER SUB, INC_Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	9/3/2030	1,638	1,621	1,615	0.08%
SunMed Group Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.27%	6/16/2028	1,603	1,584	1,572	0.08%
SunMed Group Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 0.75%	9.27%	6/16/2028	3,257	3,205	3,195	0.15%
						$92,172	$92,035	4.42%

Health Care Facilities
AAH Topco, LLC Class C Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 0.75%	8.77%	12/22/2027	$2,692	$2,664	$2,659	0.13%
American Family Care, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/28/2029	-	(5)	-	0.00%
American Family Care, LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	2/28/2029	-	(16)	(1)	0.00%
American Family Care, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.45%	2/28/2029	4,805	4,785	4,781	0.23%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Blue River Petcare Group, LLC 2026 Additional Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 0.00%	8.67%	8/1/2029	1,279	1,279	1,279	0.06%
Blue River Petcare Group, LLC 2026 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 1.00% / 0.00%	1.00%	8/1/2029	-	(46)	(49)	0.00%
Blue River Petcare Group, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 0.00%	8.67%	8/1/2029	179	170	170	0.01%
Bristol Hospice, L.L.C. Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 0.75%	8.67%	8/26/2032	7,285	7,253	7,243	0.35%
Bristol Hospice, L.L.C. Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 0.75%	8.67%	8/26/2032	7,285	7,253	7,243	0.35%
Bristol Hospice, L.L.C. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/26/2032	-	(6)	(1)	0.00%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.65%	1/3/2030	6,343	6,295	6,329	0.30%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.65%	1/3/2030	2,338	2,320	2,333	0.11%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	8.65%	1/3/2030	4,005	3,993	3,996	0.19%
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.67%	1/3/2030	1,806	1,790	1,806	0.09%
Capitol Imaging Acquisition Corp. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.66%	1/3/2030	441	435	441	0.02%
Community Care Partners, LLC Closing Date Term Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 1.00%	9.78%	6/10/2026	1,947	1,946	1,943	0.09%
CRH Healthcare Purchaser, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/17/2031	-	(28)	(6)	0.00%
CRH Healthcare Purchaser, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/17/2031	-	(11)	(2)	0.00%
CRH Healthcare Purchaser, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.95%	9/17/2031	6,793	6,731	6,712	0.32%
CRH Healthcare Purchaser, Inc. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	8.95%	9/17/2031	6,793	6,731	6,712	0.32%
Discovery SL Management, LLC Closing Date Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.42%	3/18/2030	1,715	1,706	1,696	0.08%
Discovery SL Management, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.42%	3/18/2030	287	287	287	0.01%
Discovery SL Management, LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 1.00%	8.41%	3/18/2030	942	935	942	0.05%
Discovery SL Management, LLC Delayed Draw Term Loan C	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/18/2030	-	(8)	(7)	0.00%
Discovery SL Management, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/18/2030	-	(1)	-	0.00%
IPC Pain Acquisition, LLC Delayed Draw Tem Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.17%	5/19/2027	2,640	2,627	2,640	0.13%
IPC Pain Acquisition, LLC Third Amendment Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.17%	5/19/2027	583	583	583	0.03%
SDG Mgmt Company, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	9.52%	7/3/2028	782	784	782	0.04%
SDG Mgmt Company, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	9.50%	7/3/2028	1,541	1,529	1,528	0.07%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	(3)(4)(5)(6)(7)(12)	3M SOFR + 5.75% / 0.75%	9.51%	7/3/2028	402	400	401	0.02%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan B	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 0.75%	9.52%	7/3/2028	740	735	739	0.04%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan C	(3)(4)(5)(7)	3M SOFR + 5.75% / 0.75%	9.52%	7/3/2028	497	494	496	0.02%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.20%	3/27/2028	939	925	939	0.04%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.20%	3/27/2028	2,456	2,435	2,433	0.12%
TVG Shelby Buyer, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/27/2028	-	(2)	-	0.00%
U.S. Urology Partners, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	4/8/2032	-	(219)	(39)	0.00%
						$66,743	$67,008	3.22%
Health Care Services
Advanced Medical Management, LLC Amendment No. 8 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.82%	6/18/2028	$3,832	$3,795	$3,781	0.18%
Advanced Medical Management, LLC Amendment No. 8 Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.00% / 1.00%	9.82%	6/18/2028	4,047	4,000	3,992	0.19%
Advanced Medical Management, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.85%	12/18/2026	3,277	3,243	3,220	0.15%
Advanced Medical Management, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	9.85%	12/18/2026	3,259	3,230	3,202	0.15%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Advanced Medical Management, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.82%	12/18/2026	1,003	991	971	0.05%
Apex Dental Partners, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.67%	10/29/2030	3,092	3,085	3,091	0.15%
Apex Dental Partners, LLC Revolving Credit	(3)(4)(5)(6)(7)	1M SOFR + 4.00% / 1.00%	10.75%	10/29/2030	90	89	90	0.00%
Apex Dental Partners, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	10/29/2030	787	786	785	0.04%
Apex Dental Partners, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	8.67%	10/29/2030	3,681	3,674	3,671	0.18%
Apex Dental Partners, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	8.67%	10/29/2030	4,005	4,003	3,994	0.19%
BCDI Rodeo Dental Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.07%	12/31/2026	1,240	1,237	1,237	0.06%
BCDI Rodeo Dental Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.07%	12/31/2026	1,643	1,639	1,638	0.08%
BCDI Rodeo Dental Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 1.00%	9.07%	12/31/2026	3,930	3,921	3,918	0.19%
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	9.05%	12/31/2026	1,567	1,562	1,561	0.07%
BCDI Rodeo Dental Buyer, LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.07%	12/31/2026	121	120	120	0.01%
Beacon Oral Specialists Management LLC Eighth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.13%	12/14/2026	503	500	500	0.02%
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.19%	12/14/2026	6,598	6,589	6,598	0.32%
CCHN Holdings, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 0.75%	8.92%	4/1/2030	2,636	2,597	2,631	0.13%
CCHN Holdings, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.25% / 0.75%	8.92%	4/1/2030	3,259	3,259	3,253	0.16%
CVAUSA Management, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 1.00%	8.93%	2/1/2027	2,640	2,543	2,622	0.13%
CVAUSA Management, LLC Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	8.93%	5/22/2029	2,933	2,896	2,905	0.14%
CVAUSA Management, LLC Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.25% / 1.00%	8.93%	5/22/2029	4,452	4,416	4,409	0.21%
CVAUSA Management, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 5.25% / 1.00%	4.75%	5/22/2028	-	(1)	-	0.00%
Dentive, LLC Delayed Draw Term Loan	(4)(5)(7)(12)	3M SOFR + 7.25% / 0.75%	10.95% / 4.25%	12/22/2028	2,330	2,310	2,289	0.11%
Dentive, LLC Initial Term Loan	(4)(5)(7)(12)	3M SOFR + 7.25% / 0.75%	10.95% / 4.25%	12/22/2028	1,279	1,272	1,254	0.06%
Dentive, LLC Initial Term Loan	(4)(5)(7)(14)	3M SOFR + 7.25% / 0.75%	10.95% / 4.25%	12/22/2028	3,410	3,381	3,346	0.16%
Dentive, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 7.25% / 0.75%	10.92%	12/22/2028	14	11	12	0.00%
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 1.00%	9.77%	4/21/2028	7,883	7,839	7,880	0.38%
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.00% / 1.00%	9.77%	4/21/2028	3,162	3,162	3,161	0.15%
DermCare Management, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.00% / 1.00%	9.77%	4/21/2028	470	470	470	0.02%
DermCare Management, LLC Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 6.00% / 1.00%	9.77%	4/21/2028	3,969	3,969	3,969	0.19%
DermCare Management, LLC Revolving Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 1.00%	9.77%	4/21/2028	359	359	358	0.02%
Elder Care Opco LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.50%	0.75%	7/31/2030	-	(18)	(25)	0.00%
Elder Care Opco LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.50%	8.45%	7/31/2030	3,785	3,757	3,745	0.18%
Elder Care Opco LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	7/31/2030	-	(5)	(8)	0.00%
Elevate HD Parent, Inc. Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.67%	8/20/2029	1,617	1,596	1,586	0.08%
Elevate HD Parent, Inc. Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.00% / 1.00%	8.67%	8/20/2029	3,258	3,209	3,197	0.15%
Emergency Care Partners, LLC Ninth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.67%	10/18/2027	23	22	22	0.00%
Emergency Care Partners, LLC Ninth Amendment Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/18/2027	-	-	(1)	0.00%
Emergency Care Partners, LLC Ninth Amendment Term A Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.70%	10/18/2027	1,333	1,325	1,324	0.06%
Eval Home Health Solutions Intermediate, L.L.C. Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.75% / 1.00%	9.42%	5/10/2030	1,988	1,964	1,886	0.09%
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/10/2030	-	(1)	(4)	0.00%
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/13/2030	-	-	(11)	0.00%
Gen4 Dental Partners OPCO, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.41%	5/13/2030	2,356	2,340	2,328	0.11%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Gen4 Dental Partners OPCO, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.41%	5/13/2030	3,259	3,235	3,221	0.15%
Gen4 Dental Partners OPCO, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/13/2030	-	-	(5)	0.00%
Hardenbergh Group, Inc., The Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 2.00%	10.30%	8/7/2028	1,644	1,630	1,627	0.08%
Hardenbergh Group, Inc., The Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 2.00%	10.30%	8/7/2028	3,068	3,047	3,039	0.15%
Hardenbergh Group, Inc., The Second Amendment Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.50% / 2.00%	10.30%	8/7/2028	3,927	3,897	3,889	0.19%
Hardenbergh Group, Inc., The Third Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 2.00%	10.30%	8/7/2028	2,306	2,288	2,282	0.11%
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.41%	8/31/2028	6,942	6,876	6,933	0.33%
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.41%	8/31/2028	5,971	5,906	5,963	0.29%
HHS Buyer, Inc. First Incremental Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.43%	8/31/2028	2,061	2,042	2,036	0.10%
HHS Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 5.50% / 1.00%	5.13%	8/31/2028	-	(25)	(3)	0.00%
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/15/2028	-	2	(18)	0.00%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.17%	12/15/2028	1,601	1,580	1,563	0.07%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.17%	12/15/2028	3,259	3,215	3,183	0.15%
Houseworks Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.17%	12/15/2028	1,500	1,496	1,480	0.07%
Houseworks Holdings, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.17%	12/15/2028	2,438	2,367	2,357	0.11%
MB2 Dental Solutions, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 0.75%	9.17%	2/13/2031	4,226	4,198	4,183	0.20%
MB2 Dental Solutions, LLC Revolving Commitment	(3)(4)(5)(6)(7)(12)	1M SOFR + 5.50% / 0.75%	9.17%	2/13/2031	12	10	11	0.00%
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 0.75%	9.17%	2/13/2031	872	870	870	0.04%
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 0.75%	9.17%	2/13/2031	612	609	610	0.03%
MB2 Dental Solutions, LLC Tranche 3 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2031	-	(10)	(10)	0.00%
Medina Health, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	4/19/2030	-	(1)	(1)	0.00%
Medina Health, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	9.95%	10/20/2028	3,017	2,981	2,956	0.14%
Medina Health, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2028	-	(4)	-	0.00%
Medrina, LLC Initial Term Loan Facility	(3)(4)(5)(7)	3M SOFR + 6.00% / 1.00%	9.69%	10/20/2029	381	375	375	0.02%
Medrina, LLC Initial Term Loan Facility	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	9.69%	10/20/2029	3,258	3,194	3,207	0.14%
Medrina, LLC Initial Delayed Draw Term Loan Facility	(3)(4)(5)(7)	6M SOFR + 6.00% / 1.00%	9.63%	10/20/2029	611	600	611	0.03%
Medrina, LLC Revolving Facility	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2029	-	(8)	-	0.00%
Medrina, LLC Second Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.69%	10/20/2029	977	896	883	0.04%
Medrina, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 6.00% / 1.00%	9.67%	10/20/2029	4,489	4,426	4,413	0.21%
Medrina, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.00% / 1.00%	9.67%	10/20/2029	4,961	4,894	4,877	0.23%
Ne Ortho Management Services, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.70%	12/13/2030	2,720	2,616	2,611	0.12%
Ne Ortho Management Services, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/13/2030	-	(6)	(7)	0.00%
NORA Acquisition, LLC Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 6.25% / 1.00%	9.95%	8/31/2029	175	169	153	0.01%
NORA Acquisition, LLC Term Loan A	(3)(4)(5)(7)	3M SOFR + 6.25% / 1.00%	10.05%	8/31/2029	3,033	2,981	2,859	0.14%
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.00%	10/29/2027	332	320	332	0.02%
North Haven USHC Acquisition, Inc. Fourth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	9.02%	10/29/2027	2,703	2,692	2,673	0.13%
North Haven USHC Acquisition, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 0.50% / 1.00%	0.50%	10/29/2027	-	-	-	0.00%
NS and Associates LLC New Term A Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	8.90%	8/6/2030	4,930	4,876	4,858	0.23%
NS and Associates LLC Revolving Loan (2025)	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/6/2030	-	(5)	(1)	0.00%
OIA Acquisition, LLC Effective Date Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.27%	10/19/2027	4,620	4,602	4,606	0.22%
Point Quest Group, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.45%	11/13/2031	187	180	177	0.01%
Point Quest Group, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.45%	11/13/2031	5,313	5,288	5,277	0.25%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Point Quest Group, Inc. Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 4.75% / 0.75%	8.45%	11/13/2031	3,990	3,973	3,963	0.19%
Point Quest Group, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/13/2031	-	(4)	(6)	0.00%
Premise Health Holding Corp. Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.45%	11/8/2032	119	118	116	0.01%
Premise Health Holding Corp. Amendment No. 1 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.45%	11/8/2032	469	465	463	0.02%
Premise Health Holding Corp. Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.45%	11/8/2032	290	288	288	0.01%
Premise Health Holding Corp. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.45%	11/8/2032	1,520	1,511	1,520	0.07%
PTSH Intermediate Holdings, LLC Amendment No. 6 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.70%	1/8/2033	11,509	11,400	11,394	0.55%
RBFD Buyer, LLC Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 1.00%	8.42%	10/31/2030	587	580	578	0.03%
RBFD Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/31/2030	-	(3)	(4)	0.00%
RBFD Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.42%	10/31/2030	2,744	2,717	2,706	0.13%
Rcp Nats Purchaser, LLC Amendment No. 1 Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.69%	3/19/2032	4,824	4,776	4,775	0.23%
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.69%	3/19/2032	1,233	1,231	1,231	0.06%
Rcp Nats Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.69%	3/19/2032	10,253	10,185	10,163	0.49%
Rcp Nats Purchaser, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	3/19/2032	-	(9)	(2)	0.00%
RCP TCT, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.43%	12/31/2027	3,518	3,509	3,460	0.17%
Salt Dental Collective, LLC 2024 Delayed Draw Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 6.75% / 0.00%	10.52%	2/15/2028	1,506	1,506	1,506	0.07%
Salt Dental Collective, LLC Columbia Acquisition Revolving Credit	(3)(4)(5)(6)(7)	1M SOFR + 6.75% / 1.00%	10.52%	2/15/2028	359	359	359	0.02%
Salt Dental Collective, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 6.75% / 1.00%	10.52%	2/15/2028	1,623	1,615	1,622	0.08%
Salt Dental Collective, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 6.75% / 1.00%	10.52%	2/15/2028	3,258	3,218	3,257	0.16%
Salt Dental Collective, LLC District Acquisition Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.52%	2/15/2028	102	102	102	0.00%
Salt Dental Collective, LLC Eighth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.52%	2/15/2028	862	862	861	0.04%
Salt Dental Collective, LLC Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.52%	2/15/2028	432	432	432	0.02%
Salt Dental Collective 15th Amendment Inc Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.52%	2/15/2028	21	21	21	0.00%
Salt Dental Collective, LLC First Amendment Incremental Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 6.75% / 1.00%	10.52%	2/15/2028	535	535	535	0.03%
Salt Dental Collective, LLC General Purpose Term Loan Facility	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.52%	2/15/2028	123	123	123	0.01%
Salt Dental Collective, LLC Ninth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.52%	2/15/2028	1,700	1,700	1,699	0.08%
Salt Dental Collective, LLC Scott Acquisition Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.52%	2/15/2028	158	158	158	0.01%
Salt Dental Collective, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.52%	2/15/2028	1,178	1,178	1,177	0.06%
Salt Dental Collective, LLC Tenth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.52%	2/15/2028	101	101	101	0.00%
Salt Dental Collective, LLC Third Amendment Incremental Tranche A Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 6.75% / 1.00%	10.52%	2/15/2028	2,160	2,160	2,160	0.10%
Salt Dental Collective, LLC Thirteenth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.52%	2/15/2028	30	30	30	0.00%
Southern Orthodontic Partners Management, LLC Eighth Amendment Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.41%	7/27/2029	7,143	7,143	7,143	0.34%
Medina Health, LLC_Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 0.00%	9.95%	4/20/2030	432	429	429	0.01%
Straine Dental Management, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 7.24% / 2.00%	11.00%	11/25/2030	97	68	67	0.00%
Straine Dental Management, LLC Term Loan A	(3)(4)(5)(7)	1M SOFR + 7.42% / 2.00%	11.19%	11/25/2030	8,425	8,341	8,341	0.40%
Surgical Center Solutions, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/25/2031	-	(18)	-	0.00%
Surgical Center Solutions, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.42%	3/25/2031	3,295	3,256	3,254	0.16%
Surgical Center Solutions, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 1.00%	8.42%	3/25/2031	30	19	24	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 6.00% / 1.00%	9.73%	3/30/2027	1,869	1,866	1,842	0.09%
TheKey, LLC Tranche B-1 Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 6.00% / 1.00%	9.73%	3/30/2027	92	92	90	0.00%
Home Care Assistance, LLC Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 6.00% / 1.00%	9.73%	3/30/2027	3,050	3,043	3,005	0.14%
Vital Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.20%	8/7/2030	2,167	2,142	2,120	0.10%
Vital Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.20%	8/7/2030	3,259	3,207	3,188	0.15%
Vital Purchaser, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/7/2030	-	20	-	0.00%
						$263,880	$263,328	12.60%

Health Care Supplies
Tender Products, Inc. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	8.92%	7/31/2030	$840	$829	$826	0.04%
Tender Products, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/31/2030	-	(2)	(3)	0.00%
						$827	$823	0.04%

Health Care Technology
Badge 21 Midco Holdings LLC Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/30/2032	$-	$(18)	$(20)	0.00%
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.00%	8.20%	6/30/2032	4,965	4,919	4,915	0.24%
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.00%	8.20%	6/30/2032	2,000	1,982	1,980	0.09%
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 4.50% / 1.00%	8.20%	6/30/2032	4,000	3,963	3,960	0.19%
Badge 21 Midco Holdings LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 3.50% / 1.00%	10.25%	6/30/2032	160	148	147	0.01%
Bobcat Purchaser, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.20%	6/14/2030	464	457	464	0.02%
Bobcat Purchaser, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.20%	6/14/2030	1,486	1,461	1,486	0.07%
CT Technologies Intermediate Holdings, Inc. 2025-B Incremental Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.75% / 0.75%	8.42%	9/2/2031	5,473	5,463	5,448	0.26%
CT Technologies Intermediate Holdings, Inc. 2025-B Special Purpose Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.00% / 0.75%	0.00%	9/2/2031	-	-	(1)	0.00%
mPulse Mobile, Inc. Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	8/26/2032	-	(10)	(13)	0.00%
mPulse Mobile, Inc. Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/26/2032	-	(14)	(20)	0.00%
mPulse Mobile, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.45%	8/26/2032	7,251	7,202	7,183	0.34%
mPulse Mobile, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.45%	8/26/2032	7,251	7,202	7,183	0.34%
Vatica Health, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/29/2032	-	(8)	(3)	0.00%
Vatica Health, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.45%	10/29/2032	17,880	17,801	17,757	0.85%
						$50,548	$50,466	2.41%

Highways & Railtracks
Barricade Holdings LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	9/30/2030	$-	$(26)	$(27)	0.00%
Barricade Holdings LLC First Amendment Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 0.00%	8.42%	9/30/2030	5,143	5,118	5,118	0.24%
R1 Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	6M SOFR + 6.25% / 1.00%	9.95%	12/29/2028	4,862	4,836	4,682	0.22%
						$9,928	$9,773	0.46%

Homebuilding
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 7.00% / 1.50%	10.77%	11/27/2028	$1,380	$1,361	$1,261	0.06%
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 7.00% / 1.50%	10.77%	11/27/2028	2,828	2,798	2,585	0.12%
Centex Acquisition, LLC (MDM Contracting, LLC) Second Amendment Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.27%	5/9/2029	3,566	3,515	3,508	0.17%
Centex Acquisition, LLC (MDM Contracting, LLC) Second Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.27%	5/9/2029	5,517	5,446	5,427	0.26%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Centex Acquisition, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	9.27%	5/9/2029	3,791	3,748	3,787	0.18%
Centex Acquisition, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.27%	5/9/2029	211	208	208	0.01%
Centex Acquisition, LLC Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.50% / 1.00%	9.27%	5/9/2029	4,208	4,097	4,140	0.20%
						$21,173	$20,916	1.00%

Hotels, Resorts & Cruise Lines
Pyramid Management Advisors, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.25%	8.92%	1/19/2028	$1,567	$1,541	$1,567	0.08%
Pyramid Management Advisors, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.25%	8.92%	1/19/2028	3,183	3,163	3,183	0.15%
Stonebridge Companies, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/16/2031	-	(16)	-	0.00%
Stonebridge Companies, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/16/2030	-	(10)	-	0.00%
Stonebridge Companies, LLC Term B Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.67%	5/16/2031	3,275	3,261	3,225	0.15%
Stonebridge Companies, LLC Term B Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 1.00%	8.67%	5/16/2031	3,275	3,246	3,225	0.15%
						$11,185	$11,200	0.53%

Household Appliances
Evriholder Acquisition, Inc. Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.75% / 1.50%	10.60%	1/24/2028	$3,746	$3,729	$3,720	0.18%
WF Enterprises, Inc. Second Amendment Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.25% / 0.00%	8.02%	11/9/2027	5,000	4,968	4,968	0.24%
WF Enterprises, Inc. Term Loan A	(3)(4)(5)(7)(11)	1M SOFR + 4.25% / 1.00%	8.02%	11/9/2027	4,268	4,256	4,261	0.20%
						$12,953	$12,949	0.62%

Household Products
Zep Holdco Inc. Initial Term Loan (aka TL Atlas Merger)	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.70%	6/30/2031	$7,947	$7,875	$7,848	0.38%
Zep Holdco Inc. Initial Term Loan (aka TL Atlas Merger)	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.70%	6/30/2031	5,955	5,903	5,881	0.28%
Zep Holdco Inc. Revolving Credit Loan (aka TL Atlas Merger)	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/30/2031	-	(22)	(24)	0.00%
						$13,756	$13,705	0.66%

Housewares & Specialties
AmerCareRoyal, LLC Delayed Draw Term Loan B	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.67%	9/10/2030	$1,279	$1,279	$1,276	0.06%
AmerCareRoyal, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.67%	9/10/2030	991	983	979	0.05%
AmerCareRoyal, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.00% / 1.00%	8.67%	9/10/2030	3,358	3,332	3,317	0.16%
AmerCareRoyal, LLC Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.00% / 1.00%	8.67%	9/10/2030	3,682	3,645	3,638	0.17%
AmerCareRoyal, LLC U.S. Revolving Credit	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.67%	9/10/2030	738	729	738	0.04%
Axis Portable Air LLC Eighth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.71%	12/31/2030	5,302	5,265	5,255	0.25%
Axis Portable Air LLC Eighth Amendment Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.00%	8.70%	12/31/2030	2,644	2,627	2,636	0.13%
Axis Portable Air, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/22/2028	-	(16)	-	0.00%
Axis Portable Air LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.70%	3/22/2028	726	720	722	0.03%
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.70%	12/31/2030	306	304	300	0.01%
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	8.70%	12/31/2030	3,258	3,188	3,195	0.15%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Axis Portable Air, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.70%	3/22/2028	862	857	859	0.04%
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.70%	3/22/2028	3,832	3,802	3,832	0.18%
TPC US Parent, LLC Fourth Amendment Incremental Term Loan A	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.56%	3/1/2027	735	730	735	0.04%
						$27,445	$27,482	1.31%

Human Resource & Employment Services
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.96%	3/26/2029	$310	$305	$304	0.01%
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	9.96%	3/26/2029	3,357	3,307	3,301	0.16%
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.00% / 1.00%	9.96%	3/26/2029	4,193	4,138	4,123	0.20%
IG Investments Holdings, LLC 2024 Refinancing Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/22/2028	-	(10)	(10)	0.00%
IG Investments Holdings, LLC 2024 Refinancing Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.67%	9/22/2028	8,806	8,719	8,718	0.42%
IG Investments Holdings, LLC 2024 Refinancing Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.67%	9/22/2028	5,880	5,880	5,821	0.28%
PCS Midco, Inc. Closing Date Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.45%	3/1/2030	1,622	1,601	1,595	0.08%
PCS Midco, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	9.45%	3/1/2030	11	10	10	0.00%
PCS Midco, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/1/2030	-	-	-	0.00%
PCS Midco, Inc. Third Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/1/2030	-	(8)	(8)	0.00%
Prestige Employee Administrators, LLC 2025 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.00%	8.17%	1/14/2030	5,062	5,015	5,002	0.24%
Prestige Employee Administrators, LLC 2025 Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.50% / 0.00%	8.17%	1/14/2030	910	902	900	0.04%
Prestige Employee Administrators, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.25%	1.00%	1/14/2030	-	(30)	(39)	0.00%
Prestige Employee Administrators, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 3.50% / 1.25%	7.17%	1/14/2030	319	311	310	0.01%
Prestige Employee Administrators, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 3.50% / 1.25%	7.17%	1/14/2030	2,644	2,605	2,605	0.12%
Prestige Employee Administrators, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 3.50% / 1.25%	7.17%	1/14/2030	3,990	3,932	3,931	0.19%
Talent Worldwide Inc. Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.20%	1/16/2031	8,459	8,339	8,354	0.40%
Talent Worldwide Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.20%	1/16/2031	303	294	295	0.01%
True Talent Advisory Borrower LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	1/10/2033	-	(55)	(45)	0.00%
True Talent Advisory Borrower LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	8.90%	1/10/2033	4,417	4,333	4,353	0.21%
True Talent Advisory Borrower LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 1.00%	8.90%	1/10/2033	2,205	2,174	2,173	0.10%
True Talent Advisory Borrower LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	1/9/2032	-	(28)	(23)	0.00%
						$51,734	$51,670	2.47%

Industrial Machinery & Supplies & Components
Arcline Liberty Buyer LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/1/2032	$-	$-	$(26)	0.00%
Arcline Liberty Buyer LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.41%	12/1/2032	7,890	7,890	7,878	0.38%
Arcline Liberty Buyer LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/1/2032	-	-	(2)	0.00%
ICM Holdco III Corp. Closing Date Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.32%	12/17/2026	5,341	5,337	5,336	0.26%
ICM Holdco III Corp. Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.32%	12/17/2026	5,161	5,158	5,156	0.25%
Ideal Components Acquisition, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	6/30/2032	-	(16)	(17)	0.00%
Ideal Components Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.70%	6/30/2032	3,651	3,618	3,617	0.17%
Ideal Components Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	8.70%	6/30/2032	5,970	5,917	5,914	0.28%
Ideal Components Acquisition, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 0.75%	8.67%	6/30/2032	197	184	184	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.42%	12/7/2028	5,597	5,551	5,563	0.27%
Rapid Pump Acquisition, Inc. Delayed Draw Term C Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.00%	9.52%	8/4/2027	3,526	3,498	3,491	0.17%
Sonny's Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.32%	8/5/2028	35	35	34	0.00%
Sonny’s Enterprises, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.32%	8/5/2028	883	876	883	0.04%
Sonny’s Enterprises, LLC Restatement Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.31%	8/5/2028	3,985	3,955	3,985	0.19%
Tank Holding Corp. Delayed Draw Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 6.00% / 0.75%	9.77%	3/31/2028	4,927	4,877	4,941	0.24%
Tank Holding Corp. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 0.75%	9.52%	3/31/2028	4,861	4,824	4,837	0.23%
						$51,704	$51,774	2.49%

Insurance Brokers
Alkeme Intermediary Holdings, LLC Eleventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.70%	5/28/2027	$3,643	$3,630	$3,586	0.17%
Alkeme Intermediary Holdings, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/28/2027	-	(1)	(3)	0.00%
Alkeme Intermediary Holdings, LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.70%	5/28/2027	4,927	4,885	4,863	0.23%
Alkeme Intermediary Holdings, LLC Tenth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.70%	5/28/2027	2,674	2,652	2,639	0.13%
Arden Insurance Services LLC Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.40%	11/26/2030	1,294	1,281	1,277	0.06%
Arden Insurance Services LLC Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.45%	11/26/2030	4,354	4,320	4,305	0.21%
Arden Insurance Services LLC Term A Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 1.00%	8.45%	11/26/2030	3,259	3,233	3,222	0.15%
Arden Insurance Services LLC Term A Loan	(3)(4)(5)(7)(15)	3M SOFR + 4.75% / 1.00%	8.45%	11/26/2030	4,005	3,970	3,960	0.19%
Choice Financial Group Acquisition, Inc. Delayed Draw Term C Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 1.00%	8.92%	10/15/2027	3,340	3,254	3,244	0.16%
High Street Buyer, Inc. 2024 Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.00%	8.17%	4/14/2028	5,958	5,909	5,958	0.29%
High Street Buyer, Inc. 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.20%	4/14/2028	770	741	766	0.04%
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.95%	11/30/2029	739	733	739	0.04%
Inszone Mid, LLC A&R Term Loan Facility	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.95%	11/30/2029	734	732	734	0.04%
Inszone Mid, LLC Amendment No. 2 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 1.00%	8.17%	11/30/2029	53	49	43	0.00%
Integrity Marketing Acquisition, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	8.67%	8/25/2028	12,313	12,305	12,293	0.59%
Oakbridge Insurance Agency LLC Delayed Draw Term C Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	11/1/2029	-	(1)	-	0.00%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.42%	11/1/2029	215	213	215	0.01%
Oakbridge Insurance Agency LLC Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.42%	11/1/2029	445	443	442	0.02%
Safari Borrower, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 2.00%	1.00%	2/3/2031	-	(43)	(44)	0.00%
Safari Borrower, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 2.00%	0.50%	2/3/2031	-	(7)	(7)	0.00%
Safari Borrower, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 2.00%	9.41%	2/3/2031	8,254	8,130	8,130	0.39%
SageSure Holdings, LLC Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.50%	8.53%	1/28/2030	5,167	5,124	5,162	0.25%
SageSure Holdings, LLC Amendment No. 1 Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 0.50%	8.53%	1/28/2030	1,381	1,373	1,366	0.07%
SageSure Holdings, LLC Amendment No. 1 Incremental Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 4.75% / 0.50%	8.53%	1/28/2030	3,927	3,866	3,884	0.19%
SageSure Holdings, LLC Delayed Draw Term Loan B	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.50%	8.53%	1/28/2030	$1,031	$1,023	$1,025	0.05%
SageSure Holdings, LLC Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.50%	8.53%	1/28/2030	1,454	1,443	1,453	0.07%
SageSure Holdings, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 4.75% / 0.50%	8.53%	1/28/2030	2,962	2,962	2,960	0.14%
Tricor, LLC Amendment No. 6 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/8/2031	-	(46)	(6)	0.00%
Tricor, LLC Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 1.00%	9.02%	8/8/2031	347	344	343	0.02%
Tricor, LLC Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.25% / 1.00%	9.02%	8/8/2031	4,068	4,032	4,026	0.19%
Tricor, LLC Amendment No.5 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	9.02%	8/8/2031	354	344	354	0.02%
Tricor, LLC Amendment No.5 Delayed Draw Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 1.00%	9.02%	8/8/2031	289	282	289	0.01%
Tricor, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.82%	10/22/2026	1,173	1,167	1,173	0.06%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Tricor, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/8/2031	-	(9)	-	0.00%
Tricor, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.25% / 1.00%	9.02%	10/22/2026	3,124	3,105	3,121	0.15%
World Insurance Associates A&R Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.70%	4/3/2030	15,939	15,939	15,918	0.76%
Worldwide Insurance Network, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.68% / 0.75%	9.36%	5/28/2030	362	344	360	0.02%
Worldwide Insurance Network, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.81% / 0.75%	9.48%	5/28/2030	1,971	1,965	1,971	0.09%
Worldwide Insurance Network, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.70% / 0.75%	9.40%	5/28/2030	2,462	2,444	2,442	0.12%
						$102,130	$102,203	4.93%

Integrated Telecommunication Services
Last Dance Intermediate I(c), LLC 2026 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	3/31/2031	$-	$(113)	$(117)	-0.01%
Socket Holdings Corporation Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 0.75%	8.67%	3/31/2031	1,435	1,411	1,435	0.07%
Socket Holdings Corporation IdeaTek Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 0.75%	8.67%	3/31/2031	1,793	1,769	1,777	0.09%
Socket Holdings Corporation Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	3/31/2031	-	(4)	-	0.00%
Socket Holdings Corporation Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 0.75%	8.67%	3/31/2031	1,817	1,792	1,792	0.09%
						$4,855	$4,887	0.24%

Interactive Home Entertainment
Five Star Buyer, Inc. Delayed Draw Term Loan	(4)(5)(7)	6M SOFR + 9.00% / 1.50%	12.98% / 2.00%	2/23/2028	$56	$55	$51	0.00%
Track Branson OpCo, LLC, The Term Loan A	(3)(4)(5)(7)	3M SOFR + 9.00% / 1.50%	12.82%	2/23/2028	1,555	1,535	1,439	0.07%
Track Branson Opco, LLC, The Revolving Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 1.50%	0.50%	2/23/2028	-	(2)	(7)	0.00%
						$1,588	$1,483	0.07%

Interactive Media & Services
Case Works, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 5.25% / 1.00%	8.99%	10/1/2029	$70	$69	$70	0.00%
Case Works, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.92%	10/1/2029	53	53	52	0.00%
Case Works, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	8.92%	10/1/2029	4,740	4,700	4,686	0.22%
Channel Factory, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.67%	4/1/2030	9,925	9,846	9,821	0.47%
Syndigo LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.67%	9/2/2032	7,914	7,843	7,824	0.37%
Syndigo LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	8.67%	9/2/2032	7,914	7,843	7,824	0.37%
Syndigo LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.67%	9/2/2032	512	492	509	0.02%
						$30,846	$30,786	1.45%

Internet Services & Infrastructure
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-A	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.70%	12/31/2027	$4,000	$3,973	$3,972	0.19%
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-B	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.70%	12/31/2027	801	774	773	0.04%
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.70%	12/31/2027	9,950	9,835	9,880	0.47%
Salute Mission Critical, LLC 2025 Incremental DDTL Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/30/2029	-	(5)	(11)	0.00%
Salute Mission Critical, LLC Last Out Term Loan	(3)(4)(5)(7)	1M SOFR + 5.21% / 1.00%	8.88%	11/30/2029	885	878	871	0.04%
Salute Mission Critical, LLC Last Out Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.21% / 1.00%	8.88%	11/30/2029	4,151	4,115	4,083	0.20%
Salute Mission Critical, LLC Last Out Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.21% / 1.00%	8.88%	11/30/2029	3,259	3,230	3,205	0.15%
Salute Mission Critical, LLC Last Out Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.21% / 1.00%	8.88%	11/30/2029	4,247	4,208	4,177	0.20%
						$27,008	$26,950	1.29%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Investment Banking & Brokerage
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 0.75%	8.17%	6/28/2030	$2,780	$2,775	$2,780	0.13%
Cherry Bekaert Advisory LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 0.75%	8.17%	6/28/2030	2,135	2,116	2,121	0.10%
Cherry Bekaert Advisory LLC Amendment No. 7 Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 0.75%	8.17%	6/28/2030	5,961	5,948	5,947	0.28%
Cherry Bekaert Advisory LLC Sixth Amendment Delayed Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.75%	8.17%	6/28/2030	669	667	669	0.03%
Cherry Bekaert Advisory LLC Sixth Amendment Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 0.75%	8.17%	6/28/2030	669	667	667	0.03%
						$12,173	$12,184	0.57%

IT Consulting & Other Services
ACP Avenu Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.66%	10/2/2029	$663	$658	$660	0.03%
ACP Avenu Buyer, LLC Fourth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.66%	10/2/2029	890	883	876	0.04%
ACP Avenu Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.66%	10/2/2029	1,526	1,501	1,499	0.07%
ACP Avenu Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2029	-	(6)	(8)	0.00%
ACP Avenu Buyer, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.66%	10/2/2029	537	534	529	0.03%
ACP Avenu Buyer, LLC Delayed Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2029	-	(2)	(2)	0.00%
Argano, LLC 2025 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.17%	9/13/2029	3,588	3,543	3,568	0.17%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.18%	9/13/2029	3,616	3,580	3,538	0.17%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.50% / 1.00%	9.18%	9/13/2029	2,833	2,795	2,772	0.13%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.50% / 1.00%	9.18%	9/13/2029	3,358	3,321	3,285	0.16%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.50% / 1.00%	9.18%	9/13/2029	4,047	3,993	3,960	0.19%
Argano, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/13/2029	-	(4)	(3)	0.00%
Argano, LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.18%	9/13/2029	345	327	314	0.02%
BCM One, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 4.50% / 1.00%	8.20%	11/17/2027	4,600	4,590	4,594	0.22%
Cypress Services Group, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 0.75%	8.42%	1/3/2031	4,975	4,937	4,894	0.23%
Denali Topco LLC Effective Date Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	8/26/2032	-	-	(29)	0.00%
Denali Topco LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.42%	8/26/2032	12,510	12,510	12,412	0.59%
Denali Topco LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/26/2032	-	-	(14)	0.00%
Eliassen Group, LLC Initial Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 0.75%	9.45%	4/14/2028	160	156	155	0.01%
Eliassen Group, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 0.75%	9.45%	4/14/2028	2,220	2,169	2,155	0.10%
Guava Buyer LLC Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.16%	8/12/2032	751	720	735	0.04%
Guava Buyer LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.14%	8/12/2032	7,244	7,110	7,031	0.34%
Guava Buyer LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.14%	8/12/2032	7,244	7,110	7,031	0.34%
Guava Buyer LLC RC Facility Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/12/2030	-	(30)	(51)	0.00%
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 1.00%	8.92%	10/2/2029	20	19	19	0.00%
Guidepoint Security Holdings, LLC First Amendment Term A Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	8.92%	10/2/2029	139	137	136	0.01%
Guidepoint Security Holdings, LLC Second Amendment Incremental Term A Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	8.92%	10/2/2029	156	154	153	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Guidepoint Security Holdings, LLC Term Loan A	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	8.92%	10/2/2029	296	298	295	0.01%
Improving Holdco, Inc. Revolving Loan (Improving Enterprises)	(3)(4)(5)(6)(7)	3M SOFR + 6.50% / 1.00%	10.30%	7/26/2027	37	33	34	0.00%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)	3M SOFR + 6.50% / 1.00%	10.34%	7/26/2027	3,396	3,357	3,340	0.16%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(12)	3M SOFR + 6.50% / 1.00%	10.34%	7/26/2027	3,554	3,516	3,496	0.17%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(13)	3M SOFR + 6.50% / 1.00%	10.34%	7/26/2027	998	989	982	0.05%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(14)	3M SOFR + 6.50% / 1.00%	10.34%	7/26/2027	3,259	3,223	3,206	0.15%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(15)	3M SOFR + 6.50% / 1.00%	10.34%	7/26/2027	4,247	4,204	4,177	0.20%
Lighthouse Technologies Holding Corp. First Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	4/30/2027	153	153	153	0.01%
Lighthouse Technologies Holding Corp. Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	12/31/2029	7,023	6,993	6,935	0.33%
Lighthouse Technologies Holding Corp. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	12/31/2029	3,919	3,908	3,887	0.19%
Lighthouse Technologies Holding Corp. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	8.67%	12/31/2029	3,373	3,373	3,345	0.16%
Lighthouse Technologies Holding Corp. Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	8.67%	12/31/2029	4,025	4,025	3,991	0.19%
Lighthouse Technologies Holding Corp. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/30/2027	-	(2)	(11)	0.00%
Penncomp, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	8.92%	10/17/2028	2,376	2,343	2,355	0.11%
Penncomp, LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 0.75%	8.92%	4/17/2030	3,757	3,727	3,696	0.18%
Penncomp, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 0.75%	0.50%	10/17/2028	-	-	(4)	0.00%
Penncomp, LLC Term Loan A	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.50%	8.92%	10/17/2028	2,523	2,491	2,478	0.12%
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.70%	6/15/2029	7,346	7,281	7,273	0.35%
Redwood Services Group, LLC Tenth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	2/13/2033	-	(28)	(63)	0.00%
Redwood Services Group, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.70%	6/15/2029	6,998	6,944	6,870	0.33%
Rural Sourcing Holdings, Inc. Amendment No. 1 Term Loan	(3)(4)(5)(7)	3M SOFR + 6.25% / 0.00%	9.92%	6/15/2029	267	265	260	0.01%
Rural Sourcing Holdings, Inc. Tranche B Term Loan	(4)(5)(7)	3M SOFR + 4.25% / 1.00%	0.00% / 4.25%	6/15/2029	1,586	1,555	1,525	0.07%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 6.25% / 1.00%	9.95%	6/15/2029	355	349	352	0.02%
Rural Sourcing Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	11.50%	6/15/2029	150	145	148	0.01%
Upstack Holdco Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	6M SOFR + 5.00% / 0.75%	8.63%	8/25/2031	1,144	1,126	1,130	0.05%
Upstack Holdco Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.67%	8/25/2031	313	303	307	0.01%
Upstack Holdco Inc. Term B Loan	(3)(4)(5)(7)(12)	6M SOFR + 5.00% / 0.75%	8.63%	8/25/2031	825	819	813	0.04%
Upstack Holdco Inc. Term B Loan	(3)(4)(5)(7)(14)	6M SOFR + 5.00% / 0.75%	8.63%	8/25/2031	3,300	3,274	3,251	0.16%
Upstack Holdco Inc. Term B Loan	(3)(4)(5)(7)(15)	6M SOFR + 5.00% / 0.75%	8.63%	8/25/2031	4,000	3,963	3,940	0.19%
VRC Companies, LLC Amendment No. 2 Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.66%	6/29/2027	9,052	9,018	8,985	0.43%
VRC Companies, LLC Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.92%	6/29/2027	5,837	5,824	5,815	0.28%
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.90%	6/29/2027	2,897	2,885	2,892	0.14%
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.19%	6/29/2027	1,969	1,967	1,967	0.09%
						$149,026	$148,029	7.11%

Leisure Facilities
Excel Fitness Consolidator LLC 2025 Repricing Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.45%	4/29/2030	$5,116	$5,052	$5,086	0.24%
Excel Fitness Consolidator LLC 2025 Repricing Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 0.75%	8.45%	4/29/2030	3,275	3,202	3,257	0.16%
Excel Fitness Holdings, Inc. Delayed Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	4/29/2030	-	(2)	-	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Excel Fitness Consolidator LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 0.75%	8.42%	4/29/2030	331	331	330	0.02%
One World Fitness PFF, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.20%	5/2/2030	9,925	9,844	9,814	0.47%
Rocket Youth Brands HoldCo LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.45%	6/20/2031	472	459	458	0.02%
Rocket Youth Brands HoldCo LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.45%	6/20/2031	1,073	1,068	1,065	0.05%
Rocket Youth Brands HoldCo LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.45%	6/20/2031	1,073	1,068	1,065	0.05%
Rocket Youth Brands HoldCo LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/20/2031	-	(1)	-	0.00%
North Haven Spartan US Holdco LLC_Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.42%	6/8/2026	1,551	1,551	1,551	0.07%
						$22,572	$22,626	1.08%

Leisure Products
BCI Burke Holding Corp. Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.45%	12/14/2027	$1,071	$1,066	$1,069	0.05%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/14/2027	-	(6)	-	0.00%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/14/2027	-	(7)	-	0.00%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.45%	12/14/2027	384	381	381	0.02%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.45%	12/14/2027	336	333	333	0.02%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.45%	12/14/2027	3,088	3,069	3,064	0.15%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.75% / 1.00%	9.45%	12/14/2027	3,809	3,782	3,779	0.18%
KSKI Holdings 2, Inc. Term Loan	(4)(5)(7)	3M SOFR + 8.10% / 1.25%	11.80% / 0.75%	6/30/2028	1,693	1,670	1,547	0.07%
KSKI Holdings 2, Inc. Term Loan	(4)(5)(7)(14)	3M SOFR + 8.10% / 1.25%	11.80% / 0.75%	6/30/2028	3,744	3,680	3,420	0.16%
Painful Pleasures, LLC Term Loan fka Artifex	(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.29%	8/31/2026	1,197	1,197	1,197	0.06%
Painful Pleasures, LLC Third Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.28%	8/31/2026	3,705	3,702	3,698	0.18%
Play Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	8.95%	10/29/2031	9,394	9,263	9,242	0.44%
Play Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	8.95%	10/29/2031	9,394	9,263	9,242	0.44%
Play Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	8.95%	10/29/2030	269	253	250	0.01%
						$37,646	$37,222	1.78%

Life & Health Insurance
AmeriLife Holdings LLC 2024 Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.67%	8/31/2028	$272	$266	$265	0.01%
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	8/31/2029	-	(6)	(7)	0.00%
AmeriLife Holdings LLC Amendment No. 5 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.67%	8/31/2029	9,744	9,702	9,699	0.46%
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.71%	6/1/2030	7,462	7,397	7,388	0.35%
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.71%	6/1/2030	4,663	4,625	4,617	0.22%
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.71%	6/1/2030	3,133	3,102	3,102	0.15%
						$25,086	$25,064	1.19%

Life Sciences Tools & Services
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.67%	9/30/2030	$107	$105	$107	0.01%
Bamboo US BidCo LLC (aka Baxter) USD Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.67%	9/30/2030	698	693	695	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.67%	9/30/2030	83	83	83	0.00%
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.67%	9/30/2030	84	83	84	0.00%
KL Charlie Acquisition Company Eight Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	12/31/2029	-	-	-	0.00%
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.77%	12/30/2026	540	536	540	0.03%
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.00% / 1.00%	8.77%	12/30/2026	2,028	1,990	2,028	0.10%
KL Charlie Acquisition Company Fourth Amendment Term Loan		1M SOFR + 5.00% / 1.00%	8.77%	12/30/2026	181	181	181	0.01%
KL Charlie Acquisition Company Fourth Amendment Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.00% / 1.00%	8.77%	12/30/2026	1,956	1,929	1,956	0.09%
KL Charlie Acquisition Company Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.77%	12/30/2026	56	57	57	0.00%
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.77%	12/30/2026	384	384	384	0.02%
KL Moon Acquisition, LLC 2024 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	10.66%	2/1/2029	660	649	627	0.03%
KL Moon Acquisition, LLC Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	10.66%	2/1/2029	1,653	1,642	1,571	0.08%
KL Moon Acquisition, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 7.00% / 1.00%	10.66%	2/1/2029	355	355	337	0.02%
Quotient Science Term Loan USD2	(3)(5)(7)(9)(12)(25)	6M SOFR + 5.25% / 0.00%	9.45%	6/30/2029	4,658	4,647	4,653	0.22%
Quotient Science Term Loan USD2	(3)(5)(7)(9)(13)(25)	6M SOFR + 5.25% / 0.00%	9.45%	6/30/2029	4,658	4,647	4,653	0.22%
Quotient Science Term Loan USD1 B2	(3)(5)(7)(9)(12)(25)	6M SOFR + 6.00% / 0.00%	9.45%	9/12/2026	1,707	1,705	1,705	0.08%
Quotient Science Term Loan USD1 B2	(3)(5)(7)(9)(13)(25)	6M SOFR + 6.00% / 0.00%	9.45%	9/12/2026	1,707	1,705	1,705	0.08%
ToxStrategies, LLC Closing Date Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.45%	11/12/2031	5,339	5,314	5,312	0.25%
ToxStrategies, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.45%	11/12/2031	871	865	864	0.04%
ToxStrategies, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/12/2031	-	(3)	(3)	0.00%
						$27,567	$27,539	1.31%

Office Services & Supplies
Advanced Web Technologies Holding Company Delayed Draw Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 6.50% / 1.00%	10.24%	12/17/2026	$792	$787	$788	0.04%
Advanced Web Technologies Holding Company Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/17/2026	-	-	-	0.00%
Advanced Web Technologies Holding Company Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 6.50% / 1.00%	10.24%	12/17/2026	2,013	2,001	2,002	0.10%
Ergotron Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	8.92%	7/6/2028	492	492	491	0.02%
Ergotron Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.25% / 0.75%	8.92%	7/6/2028	3,966	3,966	3,960	0.19%
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 1.00%	9.77%	12/15/2026	545	542	541	0.03%
Forward Solutions, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 1.00%	9.77%	12/15/2026	649	645	644	0.03%
						$8,433	$8,426	0.41%

Other Specialty Retail
Saldon Holdings, Inc. Fourth Amendment Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 1.00%	9.02%	3/13/2028	$590	$590	$590	0.03%

Packaged Foods & Meats
Chef Merito, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	9.85%	7/15/2028	$419	$419	$419	0.02%
Chef Merito, LLC Delayed Draw Term Loan B	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	9.85%	7/15/2028	419	419	419	0.02%
Chef Merito, LLC Delayed Draw Term Loan C	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.85%	7/15/2028	337	340	334	0.02%
Chef Merito, LLC First Amendment Term Loan A	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	9.78%	7/15/2028	2,526	2,484	2,488	0.12%
Chef Merito, LLC Second Amendment Term Loan A	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.85%	7/15/2028	1,122	1,108	1,107	0.05%
Demakes Borrower, LLC Term B Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 0.75%	9.70%	12/12/2029	340	340	340	0.02%
Gastronome Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.85%	11/18/2027	4,718	4,704	4,584	0.22%
KNPC Holdco, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.27%	10/22/2029	900	891	895	0.04%
KNPC Holdco, LLC Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.27%	10/22/2029	3,926	3,876	3,905	0.19%
KNPC Holdco, LLC Tranche B-1 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.00%	10.52%	10/22/2029	728	720	724	0.03%
KNPC Holdco, LLC Tranche D-1 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.52%	10/22/2029	4,950	4,950	4,950	0.24%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Patriot Foods Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.95%	12/24/2029	4,888	4,837	4,856	0.23%
Signature Brands, LLC Term Loan A	(3)(4)(5)(7)	3M SOFR + 6.50% / 1.75%	10.43%	5/4/2028	297	295	297	0.01%
Signature Brands, LLC Term Loan B	(4)(5)(7)(29)	1M SOFR + 9.50% / 1.75%	14.09%	5/4/2028	4,906	4,843	3,812	0.18%
Signature Investor LLC Term Loan B	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.75%	0.00%	5/4/2028	-	-	(77)	0.00%
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.17%	3/31/2029	5,605	5,534	5,605	0.27%
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	(3)(4)(5)(7)	3M SOFR + 0.50% / 1.00%	0.50%	3/31/2029	5,991	5,889	5,991	0.29%
Western Smokehouse Partners, LLC Delayed Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	9.18%	3/31/2029	116	112	111	0.01%
Western Smokehouse Partners, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.17%	3/31/2029	2,696	2,660	2,691	0.13%
Western Smokehouse Partners, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.17%	3/31/2029	3,487	3,478	3,481	0.17%
Western Smokehouse Partners, LLC Juniors Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.17%	3/31/2029	393	389	388	0.02%
Western Smokehouse Partners, LLC Juniors Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.50% / 1.00%	9.17%	3/31/2029	1,000	991	988	0.05%
Western Smokehouse Partners, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/31/2029	-	(3)	(3)	0.00%
						$49,276	$48,305	2.33%

Paper & Plastic Packaging Products & Materials
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.92%	1/31/2032	$228	$226	$225	0.01%
Arctic Holdco, LLC Initial Refinancing Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.95%	1/31/2031	82	80	78	0.00%
Arctic Holdco, LLC Tranche B Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.95%	1/31/2032	3,227	3,201	3,185	0.15%
WCHG Buyer, Inc. First Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.42%	4/10/2031	12,828	12,776	12,720	0.61%
						$16,283	$16,208	0.77%

Passenger Ground Transportation
EVDR Purchaser, Inc. Incremental Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 4.75% / 0.75%	8.42%	2/14/2031	$3,366	$3,316	$3,348	0.16%
EVDR Purchaser, Inc. Incremental Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 4.75% / 0.75%	8.42%	2/14/2031	3,682	3,646	3,662	0.18%
EVDR Purchaser, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 0.75%	8.42%	2/14/2031	261	261	261	0.01%
						$7,223	$7,271	0.35%

Personal Care Products
Curio Brands, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.70%	4/2/2031	$5,906	$5,855	$5,858	0.28%
Curio Brands, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 0.75%	8.70%	4/2/2031	2,970	2,948	2,946	0.14%
Curio Brands, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 0.75%	8.70%	4/2/2031	3,970	3,940	3,937	0.19%
Curio Brands, LLC Multi Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/2/2031	-	(9)	-	0.00%
Curio Brands, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/2/2031	-	(9)	-	0.00%
Kinetic Purchaser, LLC - Closing Date Term Loan	(4)(5)(7)(29)	3M SOFR + 6.00% / 1.00%	9.82%	11/10/2027	2,034	1,994	1,119	0.05%
Loving Tan Intermediate II Inc. Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.95%	5/31/2028	2,666	2,626	2,640	0.13%
RoC Holdco LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	8.91%	2/21/2031	825	819	816	0.04%
RoC Holdco LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 0.75%	8.91%	2/21/2031	3,357	3,327	3,320	0.16%
RoC Holdco LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/21/2030	-	(6)	-	0.00%
Loving Tan Intermediate II Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.95%	5/31/2028	20	20	20	0.00%
Loving Tan Intermediate II Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.95%	5/31/2028	93	89	93	0.00%
Soleil Collective Intermediate II Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/31/2028	-	(1)	-	0.00%
						$21,593	$20,749	0.99%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Pharmaceuticals
Creek Parent, Inc. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 0.75%	8.67%	12/18/2031	$7,444	$7,374	$7,376	0.35%
Creek Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 0.75%	8.67%	12/18/2031	6,492	6,439	6,433	0.31%
Creek Parent, Inc. Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 4.50% / 0.75%	4.50%	12/18/2031	-	(17)	(20)	0.00%
Designs for Health, Inc. Initial Revolving Facility Loan (First Lien)	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/16/2030	-	(35)	-	0.00%
Designs for Health, Inc. Initial Term B Loan (First Lien)	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.17%	10/16/2030	7,295	7,230	7,221	0.35%
Designs for Health, Inc. Initial Term B Loan (First Lien)	(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 0.75%	8.17%	10/16/2030	7,295	7,230	7,221	0.35%
Packaging Coordinators Midco, Inc. 2025 General Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/9/2032	-	(20)	-	0.00%
Packaging Coordinators Midco, Inc. 2025 Initial Dollar Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/9/2032	-	(138)	-	0.00%
Packaging Coordinators Midco, Inc. 2025 Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.67%	7/9/2032	1,708	1,708	1,704	0.08%
Packaging Coordinators Midco, Inc. 2025 Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.67%	7/9/2032	9,861	9,840	9,837	0.47%
Packaging Coordinators Midco, Inc. 2025 Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/9/2032	-	(10)	-	0.00%
Packaging Coordinators Midco, Inc. Specified Interest Delayed Draw Term Loan (Tranche Out)	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.17%	7/9/2032	146	146	145	0.01%
PAI Middle Tier, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.20%	2/13/2032	306	302	301	0.01%
PAI Middle Tier, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.50% / 0.75%	8.20%	2/13/2032	3,681	3,631	3,623	0.17%
PAI Middle Tier, LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 4.50% / 0.75%	8.20%	2/13/2032	3,970	3,914	3,907	0.19%
PAI Middle Tier, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.20%	2/13/2032	170	149	170	0.01%
Pet FLavor, LLC Term A Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	9.70%	12/15/2026	5,022	5,014	4,953	0.24%
PharmaLogic Holdings Corp. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.67%	6/21/2030	1,551	1,526	1,534	0.07%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.00% / 1.00%	8.67%	6/21/2030	3,357	3,315	3,307	0.16%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 5.00% / 1.00%	8.67%	6/21/2030	3,922	3,868	3,863	0.18%
Sequon, LLC Initial Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 5.25% / 1.00%	9.27%	12/29/2026	4,850	4,835	4,848	0.23%
						$66,301	$66,423	3.18%

Rail Transportation
FTAI Infrastructure Inc. Loan	(3)(4)(5)	FIXED + 9.75% / 0.00%	9.75%	2/1/2028	$11,500	$11,169	$11,155	0.53%

Real Estate Operating Companies
Associations, Inc. Special Purpose Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.50% / 1.00%	10.42%	7/3/2028	$258	$258	$258	0.01%
Associations, Inc. Term Loan A	(3)(4)(5)(7)	3M SOFR + 6.50% / 0.00%	10.42%	7/2/2028	6,884	6,863	6,878	0.33%
						$7,121	$7,136	0.34%

Real Estate Services
AKAM Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/27/2032	$-	$(29)	$(29)	0.00%
AKAM Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/27/2032	-	(11)	(11)	0.00%
AKAM Buyer, Inc. Term A Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.42%	2/27/2032	2,158	2,137	2,137	0.10%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
AKAM Buyer, Inc. Term A Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.75% / 0.75%	8.42%	2/27/2032	2,158	2,126	2,137	0.10%
BBG, Inc. Initial Term Loan	(4)(5)(7)	3M SOFR + 6.75% / 1.00%	10.71% / 0.25%	1/8/2027	6,237	6,131	5,813	0.28%
Vacation Rental Brands, LLC 2nd Amendment Delayed Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.95%	5/6/2032	134	86	86	0.00%
Vacation Rental Brands, LLC Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.95%	5/6/2032	2,209	2,189	2,187	0.10%
Vacation Rental Brands, LLC Amendment No. 3 Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	8.95%	5/6/2032	2,993	2,963	2,963	0.14%
Vacation Rental Brands, LLC Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.95%	5/6/2032	1,724	1,705	1,724	0.08%
Vacation Rental Brands, LLC Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.95%	5/6/2032	5,748	5,695	5,748	0.28%
Vacation Rental Brands, LLC Closing Date Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.25% / 1.00%	8.95%	5/6/2032	4,390	4,390	4,390	0.21%
Vacation Rental Brands, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/6/2032	-	(9)	(7)	0.00%
						$27,373	$27,138	1.29%

Research & Consulting Services
Accelevation LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.50% / 0.75%	8.18%	1/2/2031	$2,380	$2,341	$2,380	0.11%
Accelevation LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 0.75%	8.17%	1/2/2031	2,848	2,813	2,802	0.13%
Accelevation LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 4.50% / 0.75%	8.17%	1/2/2031	2,995	2,957	2,947	0.14%
Accelevation LLC Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 4.50% / 0.75%	8.17%	1/2/2031	4,015	3,964	3,951	0.19%
Accelevation LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.50% / 0.75%	8.17%	1/2/2031	826	796	826	0.04%
Accordion Partners LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.68%	11/17/2031	1,824	1,810	1,823	0.09%
Accordion Partners LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.68%	11/17/2031	2,952	2,937	2,924	0.14%
Accordion Partners LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 0.75%	8.68%	11/17/2031	3,883	3,864	3,847	0.18%
Accordion Partners LLC Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 0.75%	8.68%	11/17/2031	4,067	4,047	4,030	0.19%
Accordion Partners LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/17/2031	-	(8)	(1)	0.00%
Accordion Partners LLC Second Amendment Term B-2 Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.68%	11/17/2031	5,462	5,451	5,438	0.26%
Aprio Advisory Group, LLC 2025-2 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	8/1/2031	-	(209)	(311)	-0.01%
Aprio Advisory Group, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 0.75%	8.42%	8/1/2031	312	303	299	0.01%
BDO USA, P.C. 2025 Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 2.00%	8.17%	8/31/2028	311	309	308	0.01%
BDO USA, P.C. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 2.00%	8.64%	8/31/2028	4,875	4,821	4,797	0.23%
BNI Global, LLC Initial Dollar Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.27%	5/1/2027	1,255	1,248	1,247	0.06%
BNI Global, LLC Initial Dollar Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.50% / 1.00%	9.27%	5/1/2027	3,079	3,058	3,058	0.15%
BNI Global, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 1.00%	0.50%	5/1/2027	-	-	(1)	0.00%
Chronicle Parent, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.67%	4/15/2031	692	682	692	0.03%
Chronicle Parent, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	4/15/2031	16,081	16,012	16,081	0.77%
Chronicle Parent, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/15/2031	-	(8)	-	0.00%
Crete PA Holdco, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.42%	11/26/2030	6,479	6,439	6,484	0.31%
Crete PA Holdco, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.42%	11/26/2030	6,512	6,486	6,474	0.31%
Crete PA Holdco, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/26/2030	-	(1)	1	0.00%
Crete PA Holdco, LLC Second Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.66%	11/26/2030	2,784	2,772	2,752	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Crete PA Holdco, LLC Third Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.66%	11/26/2030	530	517	498	0.02%
CSG Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/29/2029	-	(2)	-	0.00%
CSG Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	9.92%	7/29/2029	2,072	2,054	2,044	0.10%
CSG Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.25% / 1.00%	9.92%	7/29/2029	3,357	3,326	3,312	0.16%
CSG Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.25% / 1.00%	9.94%	7/29/2029	74	71	74	0.00%
DCCM, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	6/24/2032	-	(42)	(1)	0.00%
DCCM, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 0.75%	8.42%	6/24/2032	3,540	3,508	3,503	0.17%
DCCM, LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.75% / 0.75%	8.42%	6/24/2032	1,985	1,967	1,965	0.09%
DCCM, LLC Initial Term Loan	(3)(4)(5)(7)(15)	1M SOFR + 4.75% / 0.75%	8.42%	6/24/2032	3,970	3,933	3,929	0.19%
DCCM, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/24/2032	-	(17)	-	0.00%
Denali Intermediate Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 0.00%	9.18%	8/26/2032	15,738	15,595	15,580	0.75%
Denali Intermediate Holdings, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/26/2032	-	(14)	-	0.00%
Engineering Resource Group Buyer, LLC Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 1.50%	9.67%	10/27/2030	235	232	231	0.01%
Engineering Resource Group Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	10/27/2030	-	(2)	(1)	0.00%
Engineering Resource Group Buyer, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	10/27/2030	-	(1)	(1)	0.00%
First Legal Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.45%	7/1/2031	492	485	492	0.02%
First Legal Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.42%	7/1/2031	186	181	186	0.01%
First Legal Buyer, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.45%	7/1/2031	1,676	1,667	1,662	0.08%
First Legal Buyer, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 1.00%	8.45%	7/1/2031	3,341	3,321	3,312	0.16%
Gerson Lehrman Group, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.10%	12/13/2027	4,962	4,915	4,951	0.24%
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 1.00% / 1.00%	1.00%	12/31/2030	-	(29)	(30)	0.00%
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Third Amendment Revolving Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 1.00%	0.50%	12/31/2030	-	(9)	(9)	0.00%
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Third Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.17%	12/31/2030	19,069	18,886	18,878	0.90%
Liberty Purchaser, LLC Delayed Draw Term Loan (Magna Legal Services)	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.17%	11/22/2029	1,159	1,159	1,159	0.06%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.17%	11/22/2029	785	785	785	0.04%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(3)(4)(5)(7)(14)	3M SOFR + 4.50% / 0.75%	8.17%	11/22/2029	3,357	3,357	3,357	0.16%
Liberty Purchaser, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	11/22/2029	-	(78)	(82)	0.00%
MGT Impact Holdings, LLC 2025-1 Delayed Draw Term Loan		3M SOFR + 5.00% / 1.00%	8.63%	4/10/2029	1,592	1,569	1,592	0.08%
MGT Impact Holdings, LLC 2025-1 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.65%	4/10/2029	4,672	4,636	4,627	0.22%
MGT Impact Holdings, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.00% / 1.00%	10.75%	4/10/2029	498	494	492	0.02%
NDH Advisors LLC Second Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.67%	12/3/2031	5,823	5,766	5,766	0.28%
PRGX Global, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/20/2030	-	(3)	(1)	0.00%
PRGX Global, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.16%	12/20/2030	9,320	9,280	9,266	0.44%
PRGX Global, Inc. Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.50% / 1.00%	9.16%	12/20/2030	3,980	3,966	3,957	0.19%
Sagebrush Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/1/2030	-	(8)	-	0.00%
Sagebrush Buyer, LLC Sagebrush Incremental Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.75% / 1.00%	8.42%	7/1/2030	9,515	9,421	9,425	0.45%
Sagebrush Buyer, LLC StoneTurn Incremental Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.75% / 1.00%	8.42%	7/1/2030	5,947	5,888	5,891	0.28%
Sagebrush Buyer, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.42%	7/1/2030	2,697	2,667	2,653	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Sagebrush Buyer, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 4.75% / 1.00%	8.42%	7/1/2030	3,079	3,044	3,030	0.15%
SourceHOV Tax, LLC Initial Term A Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.68%	4/6/2028	4,849	4,829	4,674	0.22%
Springline Advisory Intermediate, LLC Second Amendment DDTL	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.67%	12/1/2031	15,543	15,428	15,396	0.74%
Springline Advisory Intermediate, LLC Second Amendment Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/1/2031	-	(15)	(19)	0.00%
Springline Advisory Intermediate, LLC Second Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	12/1/2031	1,915	1,901	1,897	0.09%
WSRP Advisory, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.95%	8/6/2032	9,925	9,841	9,816	0.47%
Vensure Employer Services, Inc. Amendment No. 2 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.50%	0.00%	9/27/2031	-	(30)	(30)	0.00%
Vensure Employer Services, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.50%	8.66%	9/27/2031	1,419	1,403	1,403	0.07%
Vensure Employer Services, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.50%	8.66%	9/27/2031	6,177	6,126	6,110	0.29%
Vensure Employer Services, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.50%	8.66%	9/27/2031	5,769	5,725	5,706	0.27%
WSRP Advisory LLC First Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.67%	2/28/2031	9,990	9,920	9,900	0.47%
						$240,497	$240,193	11.49%

Restaurants
Cooper’s Hawk Intermediate Holding, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.17%	7/29/2031	$1,231	$1,213	$1,210	0.06%
Cooper’s Hawk Intermediate Holding, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.17%	7/29/2031	11,234	11,080	11,044	0.53%
Cooper’s Hawk Intermediate Holding, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/29/2031	-	(16)	(16)	0.00%
Cooper’s Hawk Intermediate Holding, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/29/2031	-	(15)	(2)	0.00%
TWH Bidco, LLC Delayed Draw Term A Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	1/22/2032	-	(16)	(17)	0.00%
TWH Bidco, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.42%	1/22/2032	12,639	12,580	12,575	0.60%
						$24,826	$24,794	1.19%

Soft Drinks & Non-alcoholic Beverages
Refresh Buyer, LLC Delayed Term Loan (Sunny Sky Products)	(3)(4)(5)(7)(11)	6M SOFR + 4.75% / 0.75%	8.35%	12/23/2028	$4,765	$4,745	$4,765	0.23%

Specialized Consumer Services
3 Step Sports LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.50% / 1.00%	10.20%	10/2/2029	$87	$148	$80	0.00%
3 Step Sports LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 6.50% / 1.00%	10.20%	10/2/2029	685	677	673	0.03%
Anderson Group Holdings, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.25% / 1.00%	8.18%	12/25/2028	4,848	4,835	4,809	0.23%
Any Hour LLC Delayed Term Loan	(4)(5)(7)	3M SOFR + 5.75% / 0.50%	9.45% / 3.25%	5/23/2030	200	199	199	0.01%
Any Hour LLC Revolving Credit	(4)(5)(6)(7)	3M SOFR + 5.75% / 0.50%	9.42% / 3.25%	5/23/2030	953	942	933	0.04%
Any Hour LLC Term Loan	(4)(5)(7)(14)	3M SOFR + 5.75% / 0.50%	9.45% / 3.25%	5/23/2030	3,391	3,352	3,316	0.16%
Any Hour LLC Term Loan	(4)(5)(7)(15)	3M SOFR + 5.75% / 0.50%	9.45% / 3.25%	5/23/2030	3,672	3,605	3,589	0.17%
Apex Service Partners, LLC 2024 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.67%	10/24/2030	3,625	3,593	3,611	0.17%
Apex Service Partners, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.67%	10/24/2029	75	74	74	0.00%
Apex Service Partners, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.67%	10/24/2029	139	136	136	0.01%
Apex Service Partners, LLC 2024 Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.67%	10/24/2030	4,591	4,505	4,552	0.22%
Apex Service Partners, LLC 2024 Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.67%	10/24/2030	2,052	2,037	2,034	0.10%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.67%	10/24/2030	1,093	1,069	1,083	0.05%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.67%	10/24/2030	488	484	484	0.02%
Apex Service Partners, LLC Second Amendment Incremental Delayed DrawTerm Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.67%	10/24/2030	2,452	2,431	2,452	0.12%
Apex Service Partners, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	10/24/2030	834	826	825	0.04%
Apex Service Partners, LLC Third Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.42%	10/24/2030	488	448	462	0.02%
Arcticom Group Delayed Draw Term Loan	(4)(5)(7)	1M SOFR + 8.00% / 1.00%	11.67% / 4.50%	12/22/2027	49	48	47	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Arcticom Group Delayed Draw Term Loan D	(4)(5)(7)	1M SOFR + 8.00% / 1.00%	11.67% / 4.50%	12/22/2027	12	12	12	0.00%
Arcticom Group Term Loan	(4)(5)(7)	1M SOFR + 8.00% / 1.00%	11.67% / 4.50%	12/22/2027	208	205	199	0.01%
Arcticom Group Third Incremental Term Loan	(4)(5)(7)	1M SOFR + 8.00% / 1.00%	11.67% / 4.50%	12/22/2027	52	51	49	0.00%
Creative Multicare, LLC Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.92%	3/27/2030	4,900	4,851	4,822	0.23%
HLSG Intermediate, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.00% / 0.75%	0.00%	2/2/2033	-	(12)	(12)	0.00%
HLSG Intermediate, LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.42%	2/2/2033	5,000	4,978	4,975	0.24%
HLSG Intermediate, LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.75% / 0.75%	8.42%	2/2/2033	2,248	2,238	2,237	0.11%
HLSG Intermediate, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/2/2033	-	(5)	(5)	0.00%
KL Stockton Intermediate II, LLC PIK Term Loan	(4)(5)(7)	FIXED + 13.00% / 0.50%	0.00 / 13.00%	5/23/2031	2,238	2,141	2,181	0.10%
Modigent, LLC Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.70%	8/23/2028	280	278	279	0.01%
PestCo, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.40%	8/6/2030	1,567	1,554	1,561	0.07%
PestCo, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/6/2030	-	(5)	(2)	0.00%
PestCo, LLC Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.42%	8/6/2030	6,851	6,824	6,806	0.33%
PestCo, LLC Term A Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.42%	8/6/2030	6,851	6,824	6,806	0.33%
Quick Quack Car Wash Holdings, LLC 2025 Funded Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 0.75%	8.67%	6/10/2031	8,006	7,930	7,932	0.38%
Quick Quack Car Wash Holdings, LLC 2025 Funded Delayed Draw Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 0.75%	8.67%	6/10/2031	319	315	316	0.02%
Quick Quack Car Wash Holdings, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.67%	6/10/2031	1,734	1,658	1,732	0.08%
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.00%	9.42%	12/1/2027	663	657	663	0.03%
						$69,903	$69,910	3.33%

Specialized Finance
Equinox Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/28/2031	$-	$(7)	$(1)	0.00%
Equinox Buyer, LLC Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.25% / 1.00%	8.92%	7/28/2031	5,430	5,383	5,368	0.26%
MIV Buyer, LLC Term A Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.45%	9/19/2031	5,985	5,931	5,920	0.28%
						$11,307	$11,287	0.54%

Specialty Chemicals
Charkit Chemical Company, LLC Term Loan A	(3)(4)(5)(7)(11)	3M SOFR + 4.88% / 1.00%	8.73%	12/29/2026	4,268	4,259	4,268	0.20%
Rocket BidCo, Inc. Term Loan (Recochem)	(3)(5)(7)(12)(24)(25)	3M SOFR + 4.75% / 1.00%	8.41%	11/1/2030	11,109	10,941	10,842	0.52%
						$15,200	$15,110	0.72%

Systems Software
ACP Falcon Buyer, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.16%	8/1/2029	$2,120	$2,082	$2,060	0.10%
ACP Falcon Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/1/2029	-	(5)	(3)	0.00%
Computer Services, Inc. 2025 Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.00%	8.20%	11/17/2031	1,046	1,040	1,038	0.05%
Computer Services, Inc. 2025-1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/17/2031	-	-	(1)	0.00%
Digicert, Inc. Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/10/2030	-	(16)	(10)	0.00%
DigiCert, Inc. Seventh Amendment Specified Refinancing Term B1 Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.75% / 0.75%	9.42%	7/10/2030	16,704	16,480	16,321	0.78%
ES Ventures LLC CF Power Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.41%	12/13/2028	349	348	346	0.02%
ES Ventures LLC Illume Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.41%	12/13/2028	166	164	163	0.01%
ES Ventures LLC Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.41%	12/13/2028	1,305	1,295	1,286	0.06%
ES Ventures LLC Opinion Dynamics Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.41%	12/13/2028	399	398	396	0.02%
ES Ventures LLC Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.41%	12/13/2028	921	913	908	0.04%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/13/2028	-	(11)	(37)	0.00%
Saturn Borrower Inc Tenth Amendment New Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.70%	11/13/2028	5,880	5,801	5,759	0.28%
Saturn Borrower Inc Tenth Amendment Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.70%	11/13/2028	253	243	236	0.01%
						$28,732	$28,462	1.37%

Technology Distributors
DecisionPoint Technologies, Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.46%	8/31/2029	$35	$34	$34	0.00%
DecisionPoint Technologies, Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.46%	8/31/2029	519	513	515	0.02%
DecisionPoint Technologies, Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.42%	8/31/2029	245	240	243	0.01%
Ivy Technology Parent Intermediate III Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.38% / 1.00%	9.04%	2/5/2031	6,440	6,356	6,348	0.30%
Ivy Technology Parent Intermediate III Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/5/2031	-	(11)	-	0.00%
Thames Technology Holdings, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.75% / 1.00%	9.45%	8/31/2029	777	777	777	0.04%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.41%	8/31/2029	1,568	1,548	1,544	0.07%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.41%	8/31/2029	3,357	3,319	3,307	0.16%
Thames Technology Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.75% / 1.00%	9.41%	8/31/2029	3,337	3,248	3,260	0.16%
Thames Technology Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	11.50%	8/31/2029	473	473	473	0.02%
						$16,497	$16,501	0.78%

Trading Companies & Distributors
AFC-Dell Holding Corp. Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	4/9/2027	$2,119	$2,100	$2,105	0.10%
AFC-Dell Holding Corp. Revolving Loan B	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.67%	10/9/2028	18	17	18	0.00%
Hills Distribution, Inc. Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.15%	11/8/2029	234	233	232	0.01%
Hills Distribution, Inc. Amendment No.2 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/8/2029	-	-	(4)	0.00%
Hills Distribution, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.15%	11/8/2029	913	905	913	0.04%
Hills Distribution, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.15%	11/8/2029	113	112	112	0.01%
Hills Distribution, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.21%	11/8/2029	177	176	174	0.01%
Hills Distribution, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.21%	11/8/2029	1,435	1,421	1,413	0.07%
Hultec Buyer, LLC Term Loan A	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.35%	3/31/2029	1,532	1,511	1,498	0.07%
Hultec Buyer, LLC Term Loan A	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.35%	3/31/2029	3,281	3,232	3,208	0.15%
Lindstrom, LLC Initial Revolving Credit Loan	(3)(4)(5)(6)(7)	6M SOFR + 5.50% / 0.75%	9.24%	12/30/2032	453	422	419	0.02%
Lindstrom, LLC Initial Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 5.50% / 0.75%	9.24%	12/30/2032	16,451	16,211	16,184	0.77%
NWP Acquisition Holdings, LLC 2026 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/21/2030	-	(32)	(34)	0.00%
NWP Acquisition Holdings, LLC 2026 Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.95%	11/21/2030	429	423	423	0.02%
NWP Acquisition Holdings, LLC 2026 Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	8.95%	11/21/2030	107	106	106	0.01%
NWP Acquisition Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/21/2030	-	(7)	(7)	0.00%
Red Fox CD Acquisition Corporation Amendment No. 2 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.71%	3/4/2030	2,783	2,705	2,687	0.13%
Red Fox CD Acquisition Corparation Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	9.70%	3/4/2030	3,357	3,303	3,288	0.16%
Red Fox CD Acquisition Corparation Initial Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 6.00% / 1.00%	9.70%	3/4/2030	3,503	3,439	3,431	0.16%
P.T. International LLC Delayed Draw Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.50% / 1.00%	8.27%	6/30/2027	4,874	4,862	4,867	0.23%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal / Shares	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	12/28/2029	-	-	(3)	0.00%
SureWerx Purchaser III, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	8.95%	12/28/2029	2,233	2,220	2,214	0.11%
Trench Plate Rental Co. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.30%	12/4/2028	5,310	5,296	5,298	0.25%
Trench Plate Rental Co. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.27%	12/4/2028	474	473	473	0.02%
						$49,128	$49,015	2.34%
Total First Lien Senior Secured						$3,231,042	$3,219,176	154.10%

Subordinated Notes
Asset Management & Custody Banks
Carlyle US CLO 2025-2, Ltd Subordinated Notes	(3)(5)(25)(26)(27)(28)	N/A	N/A	7/25/2038	$11,407	$9,977	$8,931	0.43%

Diversified Financial Services
Audax Senior Debt CLO 12 LLC Sub Notes	(3)(5)(25)(26)(27)(28)	N/A	N/A	4/22/2037	$-	$2,029	$1,998	0.10%
CIFC Funding 2024-V Sub Notes Reg S	(3)(5)(25)(27)(28)	N/A	N/A	1/22/2038	5,717	4,859	4,904	0.23%
CIFC Funding 2025-IX _Equity	(3)(5)(25)(27)(28)	N/A	N/A	12/31/2033	6,155	5,417	5,280	0.25%
Jefferies Credit Partners Direct Lending CLO 2025-1 Ltd.	(3)(5)(25)(26)(27)(28)	N/A	N/A	12/31/2032	16,315	15,155	15,590	0.75%
NXT Capital CLO 2026-2, Ltd.	(3)(5)(25)(26)(27)(28)	N/A	N/A	3/9/2031	3,186	3,186	3,186	0.15%
						$30,646	$30,958	1.48%
Total Subordinated Notes						$40,623	$39,889	1.91%
Total Non-Controlled, Non-Affiliated Debt Investments						$3,271,665	$3,259,065	156.27%

Non-Controlled, Non-Affiliated Equity Investments
Preferred Equity
Air Freight & Logistics
Amex Holding III Corp Equity 16th December 2025	(5)(11)(25)	N/A	N/A	N/A	4,892	$1,989	$436	0.02%

Non-Controlled, Non-Affiliated Private Credit Funds
Limited Partnership Interests
Asset Management & Custody Banks
26N DL Sidecar Fund I LP	(6)(16)(17)(25)(30)	N/A	N/A	N/A	$6,250	$6,250	$6,250	0.30%
Castlelake Consumer Receivables Opportunity III, L.P. Fund	(6)(16)(17)(18)(25)	N/A	N/A	N/A	2,558	2,615	4,676	0.22%
Castlelake Consumer Receivables Opportunity IV, L.P. Fund	(6)(16)(17)(19)(25)	N/A	N/A	N/A	5,122	5,143	6,062	0.29%
Diameter Credit Company Common Shares	(16)(17)(20)(25)	N/A	N/A	N/A	10,000	10,625	10,728	0.51%
Fidelity Evergreen Private Credit Fund LP	(6)(16)(17)(21)(25)	N/A	N/A	N/A	19,508	19,508	23,440	1.12%
Hercules Growth Lending Fund IV LP	(6)(16)(17)(22)(25)	N/A	N/A	N/A	3,083	3,083	3,196	0.15%
						$47,224	$54,352	2.59%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal / Shares	Cost*	Fair Value	Net Assets
Total Non-Controlled, Non-Affiliated Private Credit Funds						$47,224	$54,352	2.59%
Total Investments						$3,320,878	$3,313,853	158.88%

Cash Equivalents and Restricted Cash Equivalents
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio - Institutional Class, 3.48% (91,695 shares)	(4)(23)	N/A	N/A	N/A	N/A	$91,695	$91,695	4.39%

Liabilities Less Other Assets							$(1,316,616)	(63.27)%

Net Assets							$2,088,932	100.00%

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
(7)
The investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“PRIME”)). which reset monthly or quarterly. For each such investment, the Company has provided the reference rate used and provided the spread and the current contractual interest rate in effect at March 31, 2026. The interest rate disclosed is based on the reference rate as of the last reset date which may differ from the reference rate as of March 31, 2026. As of March 31, 2026, effective rates for 1 Month (“M”) S, 3M S, 6M S and PRIME are 3.65%, 3.68%, 3.86% and 6.75%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2026. Certain investments are subject to a floor and have been provided.
(8)
Position is an unfunded delayed draw term loan with no rate setting.
(9)
Investment is domiciled in the United Kingdom.
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
(17)
Private credit funds typically do not permit redemptions or withdrawals, except at the discretion of their general partner, manager, or advisor. Final distribution dates are generally unknown unless specified. These investments are fair valued using net asset value as the practical expedient, unless otherwise noted, and are usually acquired through private placements with contractual resale restrictions that do not lapse. Each investment may have been purchased on different dates and for varying amounts. Total fair value of restricted private credit funds as of March 31, 2026 was $54,352 or 2.59% of net assets.
(18)
Investment was acquired on June 26, 2024.
(19)
Investment was acquired on November 15, 2024.
(20)
Investment was acquired on September 15, 2025.
(21)
Investment was acquired on May 22, 2024.
(22)
Investment was acquired on July 30, 2025.
(23)
The rate reported is the 7-day effective yield at the period end.
(24)
Investment is domiciled in Canada.
(25)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
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
(29)
Investment was on non-accrual status as of March 31, 2026
(30)
Investment was acquired on October 23, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts and percentages)

Interest Rate Swaps (a)(b)(c)(d)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value
Wells Fargo Bank, NA	2025 Senior Notes - Tranche A	5.94%	3M SOFR + 2.525%	12/17/2028	$75,000	$(538)
Wells Fargo Bank, NA	2025 Senior Notes - Tranche B	5.94%	3M SOFR + 2.542%	3/17/2029	75,000	(586)
Wells Fargo Bank, NA	2025 Senior Notes - Tranche C	6.32%	3M SOFR + 2.7955%	12/17/2030	75,000	(604)
Wells Fargo Bank, NA	2025 Senior Notes - Tranche D	6.32%	3M SOFR + 2.7925%	3/17/2031	75,000	(623)

					$300,000	$(2,351)

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

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

\		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	9.17%	5/16/2031	3,980	3,961	3,960	0.21%
ACP Oak Buyer, Inc. 2025-1 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	6M SOFR + 5.00% / 1.00%	8.78%	5/16/2031	2,268	2,252	2,268	0.12%
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	6M SOFR + 5.00% / 1.00%	8.78%	5/16/2031	1,814	1,799	1,814	0.10%
Artivion, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 2.00%	8.74%	1/20/2031	1,059	1,056	1,015	0.05%
Artivion, Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 2.00%	1.00%	1/21/2031	—	(12)	(11)	0.00%
Blades Buyer, Inc. Term A Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.62%	3/28/2028	4,874	4,865	4,874	0.26%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(3)(4)(5)(7)(10)	1M SOFR + 6.00% / 1.00%	9.82%	6/10/2027	1,620	1,620	1,620	0.09%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(3)(4)(5)(7)(14)	1M SOFR + 6.00% / 1.00%	9.82%	6/10/2027	3,267	3,267	3,266	0.18%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	(3)(4)(5)(6)(7)	1M SOFR + 6.00% / 1.00%	9.82%	6/10/2027	3,871	3,810	3,870	0.21%
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.92%	6/10/2027	416	403	416	0.02%
Medical Device Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.00%	7/11/2029	1,473	1,452	1,457	0.08%
Medical Device Inc. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	9.00%	7/11/2029	3,267	3,207	3,230	0.17%
Medical Device Inc. Revolving Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 6.50% / 1.00%	6.50%	7/11/2029	607	607	577	0.03%
Medical Device Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.00%	7/11/2029	1,455	1,440	1,437	0.08%
Medical Device Inc. Third Amendment Incremental Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	7/11/2029	—	(16)	(16)	0.00%
Medical Device Inc. Third Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.00%	8.96%	7/11/2029	2,445	2,414	2,414	0.13%
Medical Device Inc. Third Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.00%	8.96%	7/11/2029	1,322	1,306	1,306	0.07%
OSP WILDCAT MERGER SUB, INC_Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.17%	9/3/2030	1,642	1,624	1,622	0.09%
Par Excellence Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/3/2030	—	(1)	—	0.00%
Par Excellence Holdings, Inc. Term B-1 Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.74%	9/3/2030	7,432	7,335	7,322	0.39%
Par Excellence Holdings, Inc. Term B-1 Loan	(3)(4)(5)(7)(15)	3M SOFR + 5.00% / 1.00%	8.74%	9/3/2030	3,980	3,926	3,921	0.21%
Pediatric Home Respiratory Services, LLC Delayed Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/23/2030	—	(2)	—	0.00%
Pediatric Home Respiratory Services, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/23/2030	—	(3)	—	0.00%
Pediatric Home Respiratory Services, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 5.50% / 0.75%	9.10%	12/23/2030	3,890	3,881	3,880	0.21%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(10)	6M SOFR + 5.50% / 1.00%	9.10%	12/23/2030	2,145	2,140	2,113	0.11%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 5.50% / 1.00%	9.10%	12/23/2030	2,751	2,744	2,710	0.15%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(14)	6M SOFR + 5.50% / 1.00%	9.10%	12/23/2030	3,375	3,327	3,324	0.18%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(15)	6M SOFR + 5.50% / 1.00%	9.10%	12/23/2030	3,980	3,923	3,920	0.21%
Spruce Bidco II Inc. Initial U.S. Dollar Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 4.75% / 0.75%	8.45%	2/2/2032	14,522	14,310	14,210	0.76%
SunMed Group Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 0.75%	9.44%	6/16/2028	1,607	1,586	1,573	0.08%
SunMed Group Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 0.75%	9.44%	6/16/2028	3,266	3,208	3,197	0.17%
						$86,889	$86,757	4.66%

Health Care Facilities
AAH Topco, LLC Class C Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 0.75%	8.82%	12/22/2027	$1,659	$1,629	$1,628	0.09%
American Family Care, LLC Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/28/2029	—	(5)	—	0.00%
American Family Care, LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	2/28/2029	—	(16)	—	0.00%

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
(24)
Investment is domiciled in Canada.
(25)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
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

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts and percentages)

Interest Rate Swaps (a)(b)(c)(d)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, NA	2025 Senior Notes - Tranche A	5.94%	3M SOFR + 2.525%	12/17/2028	$75,000	$(45)	(45)
Wells Fargo Bank, NA	2025 Senior Notes - Tranche B	5.94%	3M SOFR + 2.542%	3/17/2029	75,000	(56)	(56)
Wells Fargo Bank, NA	2025 Senior Notes - Tranche C	6.32%	3M SOFR + 2.7955%	12/17/2030	75,000	(104)	(104)
Wells Fargo Bank, NA	2025 Senior Notes - Tranche D	6.32%	3M SOFR + 2.7925%	3/17/2031	75,000	(111)	(111)

					$300,000	$(316)	$(316)
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

March 31, 2026

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

The Company seeks to achieve attractive risk-adjusted returns mainly by investing in various credit-related strategies. StepStone Group Private Debt LLC (the “Advisor”) serves as the Company’s external investment advisor pursuant to an investment advisory agreement with the Company (the “Advisory Agreement”). The Advisor is an investment advisor registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also serves as the Company’s administrator pursuant to an amended and restated administration agreement (as amended, the “Administration Agreement”). SEI Investments Global Funds Services (the “Sub-Administrator”) provides certain outsourced administration and outsourced accounting services for the Company.

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

Cost represents capital contributions made by the Company, less return of capital proceeds received from such private credit funds. As of March 31, 2026 and December 31, 2025, the Company had remaining unfunded commitments of $20,274 and $26,772 respectively, to private credit funds.

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

Secured Borrowings

Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying consolidated statements of assets and liabilities as secured borrowings. Premiums payable are separately reported as accrued interest. There were no secured borrowings as of March 31, 2026 and December 31, 2025.

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

Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off by reversing interest income in the period when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of March 31, 2026 the Company had certain investments in 3 portfolio companies that had an interest default and were placed on non-accrual status. The amortized cost of investments on non-accrual status as of March 31, 2026 was $10,413. The amortized cost of investments on non-accrual status as of December 31, 2025 was $8,417.

The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, administration and amendment fees, some of which are paid to the Company on an ongoing basis. These fees, if any, are recognized as earned as a component of “interest income” in the consolidated statements of operations. For the period ended March 31, 2026 the Company recorded $206 of interest income related to amendment fees. No such interest income was recorded for the period ended March 31, 2025.

Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, unamortized syndication fees, unamortized commitment fees and unamortized discounts are recorded as interest income. The Company had prepayments that resulted in $1,007 and $174, in the foregoing fees for the periods ended March 31, 2026 and March 31, 2025, respectively.

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

Organizational Costs

Organizational costs are expensed as incurred and were subject to the Amended Expense Limitation Agreement, discussed below. The Company had no obligation to reimburse or pay the Advisor for any payments of organizational costs made by the Advisor until the Company had received at least $100,000 in gross proceeds from the issuance and sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time, such organizational cost payments were subject to recoupment by the Advisor to the extent that such recoupment would not cause the Company to exceed the expense cap as outlined in the Amended Expense Limitation Agreement. During 2023, the Company received over $100,000 in gross proceeds from the issuance and sale of Shares. Any Expense Payments (as defined below) were subject to recoupment by the Advisor in accordance with the below-described limitations and provisions to the extent that such recoupment would not cause the Company to exceed the Expense Cap (as defined below).

Expense Limitation and Reimbursement Agreement

Refer to Note 3 in these consolidated financial statements for information regarding the Amended Expense Limitation Agreement. During the term of the Amended Expense Limitation Agreement, the Company accrued for recoupment payments to the Advisor subject to terms of the Amended Expense Limitation Agreement when such recoupment was determined to be probable and reasonably estimable. As of June 30, 2025, all expenses have been fully recouped and paid back to the Advisor.

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

The Company held restricted cash of $13,122 and $20,503 and restricted cash equivalents of $65,451 and $68,959 as of March 31, 2026 and December 31, 2025, respectively.

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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2026 and March 31, 2025, the Company did not incur any excise tax.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold that would result in a tax benefit or expense to the Company would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026 and March 31, 2025, the Company did not incur any interest or penalties.

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

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred a Base Management Fee of $5,057 and $2,528, respectively.

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

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred Income Incentive Fees of $3,626 and $2,148, respectively.

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

For the three months ended March 31, 2026 and March 31, 2025, the Company accrued a Capital Gains-Based Incentive Fee of $(46) and $9, respectively, under the U.S. GAAP calculation.

Administration Agreement

The Advisor also serves as the Company’s administrator pursuant to the Administration Agreement and performs certain administrative, accounting and other services for the Company. In consideration of these administrative services, the Company pays the Advisor the administration fee (the “Administration Fee”). Prior to the amendment of the Administration Agreement on March 25, 2025, the Administration Fee was calculated in an amount equal to 0.30% on an annualized basis of the Company’s net assets. Effective March 25, 2025, the Administration Fee was reduced to 0.20% of the Company’s net assets on an annualized basis. Effective, April 1, 2026, the Administration fee was further reduced to 0.175% of the Company’s net assets on an annualized basis. The Administration Fee is calculated based on the Company’s month-end net NAV (as of the close of business on the last calendar day of the applicable month) and is payable monthly in arrears. The Administration Fee is an expense paid out of the Company’s net assets. The Advisor may delegate or sub-contract certain of its services under the Administration Agreement to other entities, including a sub-administrator, and has done so as described in Note 1.

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred an Administration Fee of $1,025 and $749, respectively.

Expense Limitation and Reimbursement Agreement

The Company entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Advisor for an initial one-year term beginning on April 3, 2023, and ending on the one-year anniversary thereof (the “Limitation Period”) subject to annual renewal by the mutual agreement of the Advisor and the Company. On November 8, 2023, the Company and the Advisor amended and restated the Expense Limitation Agreement (the “Amended Expense Limitation Agreement”). Under the Amended Expense Limitation Agreement, which was in effect for the same initial Limitation Period, unless extended by the Company and the Advisor pursuant to its terms, the Advisor agreed that it will pay, absorb or reimburse the Company’s aggregate monthly Other Operating Expenses (as defined below) on the Company’s behalf (which, for the avoidance of doubt, may include any Other Operating Expenses incurred prior to the effective date of the Advisory Agreement) (each such payment, absorption or reimbursement, a “Required Expense Payment”), such that the aggregate monthly Other Operating Expenses borne by the Company during the Limitation Period would not exceed 1.00%, on an annualized basis, of the Company’s month-end net assets (the “Expense Cap”). For any month in which the Company’s aggregate monthly Other Operating Expenses exceed the Expense Cap, the Advisor was required to make a Required Expense Payment to the extent necessary to eliminate such excess. The Advisor was also permitted to directly pay expenses on behalf of the Company and waive reimbursement under the Amended Expense Limitation Agreement. “Other Operating Expenses” shall include all of the Company’s operating expenses, including O&O Expenses, but shall exclude Specified Expenses (as defined below). “O&O Expenses” includes all of the fees, costs, charges, expenses, liabilities and obligations incurred in relation to or in connection with the establishment of the Company, the marketing and offering of the Shares (including, among other things, legal, accounting, subscription processing and filing fees and expenses and other expenses pertaining to this offering), and the establishment, organization and creation of the operational structure of the Company and its special purpose vehicle subsidiaries, including travel, lodging, meals, entertainment, legal, accounting, regulatory compliance, fees of professional advisors, printing, postage, regulatory and tax filing fees, and other costs of establishment.

Voluntary Expense Support. At such times as the Advisor determines, the Advisor was also permitted to elect to pay or reimburse certain additional fees and expenses of the Company on the Company’s behalf, including all or any portion of a Specified Expense (each such payment or reimbursement, a “Voluntary Expense Payment” and, together with a Required Expense Payment, the “Expense Payments”); provided that no portion of a Voluntary Expense Payment was permitted to be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. In making a Voluntary Expense Payment, the Advisor designated, as it deemed necessary or advisable, what type of expense it was paying.

Company Obligation. The Company had no obligation to reimburse or pay the Advisor for any Expense Payment until the Company received at least $100,000 in gross proceeds from the sale of Shares in the agreement (the “Offering Proceeds Threshold”), following which time, such Expense Payments were subject to recoupment by the Advisor in accordance with Excess Expenses below to the extent that such recoupment would not cause the Company to exceed the Expense Cap. Calculation of the Offering Proceeds Threshold excluded gross proceeds from Shares in the agreement purchased by the Advisor and by the Company’s directors and officers.

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

For the avoidance of doubt, if at the end of any fiscal year in which the Company has reimbursed the Advisor for any Excess Expenses, the Other Operating Expenses for such fiscal year exceed the Expense Cap applicable at that time, the Advisor shall promptly pay the Company an amount equal to the lesser of: (i) the amount by which the Other Operating Expenses for such fiscal year exceed the Expense Cap; and (ii) the amount of reimbursements for Excess Expenses (other than Excess Expenses attributable to Specified Expenses) paid by the Company to the Advisor in such fiscal year. Any payment by the Advisor to the Company pursuant to the foregoing sentence was subject to later reimbursement by the Company in accordance with the terms of the Amended Expense Limitation Agreement.

For the three months ended March 31, 2026 and March 31, 2025, the Company made recoupment payments to the Advisor of $0 and $731, respectively. As of June 30, 2025, all expenses have been fully recouped and paid back to the advisor. Additionally, on April 3, 2026, the Expense Limitation Agreement lapsed without being extended; therefore the agreement has been terminated.

Other Related Party Transactions

During the three months ended March 31, 2026 and March 31, 2025, StepStone Private Credit Fund SP, a segregated portfolio (the “Segregated Portfolio”) of StepStone Private Credit Platform (Cayman) SPC, a Cayman Islands exempted company with limited liability and registered with the Cayman Islands Monetary Authority as a segregated portfolio company purchased 8,212,408 and 5,740,108 Shares, respectively, from the Company in exchange for aggregate proceeds totaling $215,108 and $150,872 respectively. For the three months ended March 31, 2026 and March 31, 2025, the Segregated Portfolio received 664,456 and 422,595 of Shares, respectively, in connection with reinvestments under the Company’s DRIP, which Shares represented distributions in amounts equal to $17,299 and $10,987, respectively. As of March 31, 2026 and December 31, 2025, $2,041,327 and $1,818,930, respectively, or 97.7% and 97.6%, respectively, of the outstanding Shares are held by investors indirectly through the Segregated Portfolio.

4. Borrowings

The Company's outstanding debt as of March 31, 2026 and 2025 was as follows:

		Interest Rate as of	Interest Rate as of	Outstanding Balance as of	Outstanding Balance as of
	Maturity Date	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Lines of Credit:
MassMutual SPV I Facility	March 31, 2033	6.94%	7.00%	$-	$187,500
BMO SPV II Credit Facility	May 1, 2030	6.03%	6.19%	71,671	61,670
Wells Fargo SPV III Credit Facility	February 27, 2030	5.78%	5.81%	471,500	487,500
JPM SPV V Credit Facility	July 25, 2030	5.52%	5.65%	100,000	50,000
(Less: Unamortized debt issuance costs)				(11,367)	(12,022)
Total Lines of Credit				$631,804	$774,648
Debt Securitizations:
Class A 2024 Notes	January 15, 2037	5.37%	5.60%	$174,000	$174,000
Class A 2025 Notes	August 20, 2037	5.58%	5.58%	174,000	174,000
(Less: Unamortized debt issuance costs)				(3,043)	(3,112)
Total Debt Securitizations				$344,957	$344,888
Unsecured Notes:
Tranche A Notes due 2028 (1)	December 17, 2028	5.94%	5.94%	$74,484	$74,962
Tranche B Notes due 2029 (1) (2)	March 17, 2029	5.94%	5.94%	74,417	(56)
Tranche C Notes due 2030 (1)	December 17, 2030	6.32%	6.32%	74,420	74,905
Tranche D Notes due 2031 (1) (2)	March 17, 2031	6.32%	6.32%	74,382	(111)
(Less: Unamortized debt issuance costs)				(3,113)	(1,751)
Total Unsecured Notes				$294,590	$147,949

(1) Inclusive of change in fair market value of effective hedge.

(2) As of December 31, 2025, there was no outstanding debt.

As of March 31, 2026 and December 31, 2025, the fair value of the Company's borrowings outstanding under its lines of credit approximates their carrying values, and are based on a market yield method using market interest rates, which are level 3 inputs to the yield method.

As of March 31, 2026, the fair value of the Company's Class A 2024 Notes and Class A 2025 Notes outstanding are $174,017 and $174,017, respectively, and are based on market quotations, which are level 2 inputs. As of December 31, 2025 the fair value of the Company's Class A 2024 Notes and Class A 2025 Notes outstanding are $174,261 and $174,082, respectively, and are based on market quotations, which are level 2 inputs.

As of March 31, 2026, the fair value of the Company's Tranche A, Tranche B, Tranche C and Tranche D Unsecured Notes outstanding are $74,484, $74,417, $74,420 and $74,381, respectively, and are based on a market yield method, using market interest rates, which are level 3 inputs to the yield method. As of December 31, 2025, the fair value of the Company's Tranche A and Tranche C Unsecured Notes outstanding are $74,991 and $74,858, respectively, and are based on a market yield method, using market interest rates, which are level 3 inputs to the yield method.

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

On April 6, 2026, the Company and its wholly-owned subsidiary, SPV Facility I LLC, terminated the MassMutual SPV I Facility.

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

In connection with the Unsecured Notes, the Company has entered into interest rate swaps with respect to the Unsecured Notes to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement entered with respect to the Tranche A Notes due 2028, the Company receives a fixed interest rate of 5.94% and pays a floating interest rate of three-month term SOFR + 2.525% on a notional amount of $75 million. Under the interest rate swap agreement entered with respect to the Tranche B Notes due 2029, the Company receives a fixed interest rate of 5.94% and pays a floating interest rate of three-month term SOFR + 2.542% on a notional amount of $75 million. Under the interest rate swap agreement entered with respect to the Tranche C Notes due 2030, the Company receives a fixed interest rate of 6.32% and pays a floating interest rate of three-month term SOFR + 2.7955% on a notional amount of $75 million. Under the interest rate swap agreement entered with respect to the Tranche D Notes due 2031, the Company receives a fixed interest rate of 6.32% and pays a floating interest rate of three-month term SOFR + 2.7925% on a notional amount of $75 million. The first interest rate payments from the Company under the interest rate swaps with respect to the Tranche A Notes due 2028 and the Tranche C Notes due 2030 were due on March 17, 2026, and first interest rate payments from the Company under the interest rate swaps with respect to the Tranche B Notes due 2029 and the Tranche D Notes due 2031 are due on June 17, 2026. The Company designated the interest rate swaps as the hedging instruments in a qualifying hedge accounting relationship.

Total Borrowings

The following table provides the Company’s weighted average interest rate and daily average amount of borrowings under the MassMutual SPV I Facility, the BMO SPV II Credit Facility, the Wells Fargo SPV III Credit Facility, the JPM SPV V Credit Facility, the Class A 2024 Notes, the Class A 2025 Notes, the Tranche A Notes due 2028, Tranche B Notes due 2029, the Tranche C Notes due 2030 and the Tranche D Notes due 2031 (the “Total Borrowings”) individually and aggregate for the periods shown:

Facility	Weighted Average Interest Rate for the Three Months Ended March 31, 2026	Weighted Average Interest Rate for the Three Months Ended March 31, 2025	Daily Average Amount of Outstanding Borrowings for the Three Months Ended March 31, 2026	Daily Average Amount of Outstanding Borrowings for the Three Months Ended March 31, 2025
MassMutual SPV I	6.94%	7.57%	$172,917	$192,678
BMO SPV II	6.02%	6.83%	31,226	97,671
Wells Fargo SPV III	5.82%	6.59%	424,067	317,022
JPM SPV V	5.52%	N/A	68,333	N/A
Class A 2024 Notes	5.41%	6.00%	174,000	174,000
Class A 2025 Notes	5.58%	N/A	174,000	N/A
Tranche A Notes due 2028	5.94%	N/A	75,000	N/A
Tranche B Notes due 2029	5.94%	N/A	75,000	N/A
Tranche C Notes due 2030	6.32%	N/A	75,000	N/A
Tranche D Notes due 2031	6.32%	N/A	75,000	N/A
Total Borrowings	6.15%	6.92%	1,219,543	754,304

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

The following table provides a summary of the interest expense incurred by the Company for the noted period:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Coupon interest	$19,326	$10,793
Amortization of debt issuance costs	863	795
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	38	-
Total	$20,227	$11,588

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

Investments at fair value and cost consisted of the following as of March 31, 2026:

	March 31, 2026
			% of Total
	Cost	Fair Value	Investments
First Lien Senior Secured	$3,231,042	3,219,176	97.15%
Subordinated Notes	40,623	39,889	1.20%
Preferred Equity	1,989	436	0.01%
Limited Partnership Interests	47,224	54,352	1.64%
Total investments	$3,320,878	$3,313,853	100.00%

Investments at fair value and cost consisted of the following as of December 31, 2025:

	December 31, 2025
			% of Total
	Cost	Fair Value	Investments
First Lien Senior Secured	$2,908,938	2,903,414	96.50%
Second Lien Senior Secured	5,440	5,460	0.18%
Subordinated Notes	48,779	49,318	1.64%
Preferred Equity	1,989	499	0.02%
Limited Partnership Interests	43,092	49,937	1.66%
Total investments	$3,008,238	$3,008,628	100.00%

As of March 31, 2026, 97.29% of investments held at fair value were based in the United States. The remaining 2.71% of investments held at fair value were based in Cayman Islands 1.20%, Canada 0.82% and England 0.69%.

As of December 31, 2025, 98.56% of investments held at fair value were based in the United States. The remaining 1.44% of investments held at fair value were based in England 0.68%, Canada 0.58%, Jersey 0.11% and Cayman Islands 0.07%.

For the three months ended March 31, 2026 and March 31, 2025, purchases of investments were $488,895 and $367,296 at amortized cost respectively. For the years ended March 31, 2026 and March 31, 2025, total proceeds received from sales, exits and repayments of investments were $180,202 and $54,168, respectively at amortized cost.

6. Fair Value Measurement

The following table summarizes the fair value of the Company’s investments as of March 31, 2026:

	Assets at Fair Value as of March 31, 2026
				Practical
Assets	Level 1	Level 2	Level 3	Expedient	Total
First Lien Senior Secured	$—	$—	$3,219,176	$—	$3,219,176
Subordinated Notes	—	—	39,889	—	39,889
Preferred Equity	—	—	436	—	436
Limited Partnership Interests	—	—	—	54,352	54,352
Total assets	$—	$—	$3,259,501	$54,352	$3,313,853

The Company's Interest Rate Swaps are considered Level 2 in the fair value hierarchy.

The following table summarizes the fair value of the Company’s investments as of December 31, 2025:

	Assets at Fair Value as of December 31, 2025
				Practical
Assets	Level 1	Level 2	Level 3	Expedient	Total
First Lien Senior Secured	$—	$—	$2,903,414	$—	$2,903,414
Second Lien Senior Secured	—	—	5,460	—	5,460
Subordinated Notes	—	—	49,318	—	49,318
Preferred Equity	—	—	499	—	499
Limited Partnership Interests	—	—	—	49,937	49,937
Total assets	$—	$—	$2,958,691	$49,937	$3,008,628

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended March 31, 2026:

	First Lien Senior Secured	Second Lien Senior Secured	Subordinated Notes	Preferred Equity	Total
Balance at fair value at December 31, 2025	$2,903,414	$5,460	$49,318	$499	$2,958,691
Net Purchases (1)(4)	473,416	—	8,401	—	481,817
Net Sales, Exits and Repayments(2)(3)(4)	(155,124)	(5,453)	(16,632)	—	(177,209)
PIK	1,480	—	—	—	1,480
Accreted Discounts / Amortized Premiums	2,391	2	74	—	2,467
Net Realized Gain/(Loss)	—	—	—	—	—
Net Change in Unrealized Appreciation / (Depreciation)	(6,401)	(9)	(1,272)	(63)	(7,745)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance at fair value at March 31, 2026	$3,219,176	$—	$39,889	$436	$3,259,501
Change in Unrealized Appreciation / (Depreciation) for Level 3 Assets Still Held as of March 31, 2026	$965	$12	$(1,810)	$1,428	$(833)

(1) Purchases may include investments received in corporate action and restructurings.

(2) Sales may include investments sold or repaid in corporate action and restructurings.

(3) Sales may include dividends received and treated as return of capital adjustments for Subordinated Notes and Limited Partnership Interests

(4) Purchases and Sales may include amounts reclassified between investment categories

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended March 31, 2025:

	First Lien Senior Secured	Second Lien Senior Secured	Subordinated Notes	Total
Balance at fair value at December 31, 2024	$1,532,466	$4,467	$4,994	$1,541,927
Net Purchases	364,173	1,041	2,081	367,295
Net Sales, Exits and Repayments	(54,151)	(16)	—	(54,167)
PIK	589	—	—	589
Accreted Discounts / Amortized Premiums	1,549	30	—	1,579
Net Realized Gain/(Loss)	—	—	—	—
Net Change in Unrealized Appreciation / (Depreciation)	(1,059)	(25)	136	(948)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at fair value at March 31, 2025	$1,843,567	$5,497	$7,211	$1,856,275
Change in Unrealized Appreciation / (Depreciation) for Level 3 Assets Still Held as of March 31, 2025	$(2,702)	$(21)	$136	$(2,586)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2026 and December 31, 2025, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

						Impact to
						Valuation from
	Fair Value					Increase in
	as of	Valuation	Unobservable	Range /	Weighted	Unobservable
	March 31, 2026	Techniques	Input	Percentage	Average (1)	Input
First Lien Senior Secured Debt	$3,019,387	Yield Method	Market Yield Discount Spreads	3.45% - 16.29%	5.83%	Decrease
	186,810	Recent Transactions	Transaction Price	$96.00 - $100.00	$98.91	Increase
	12,979	Market Approach	Market Multiple	0.0x - 25.0x	8.0x	Increase
Subordinated Notes	3,186	Yield Method	Market Yield Discount Spreads	12.50%	12.50%	Decrease
	36,703	Discounted Cash Flows	Annual Default Rate	1.75% - 2.87%	1.97%	Decrease
			Annual Prepayment Rate	20.00%	20.00%	Increase
			Reinvestment Spread	3.45% - 4.89%	4.13%	Increase
			Reinvestment Price	$99.50	$99.50	Decrease
			Recovery Rate	65.00% - 70.28%	67.53%	Increase
			Expected Yield	14.25% - 20.50%	16.81%	Decrease
Preferred Equity	436	Market Approach	Market Multiple	0.4x - 9.8x	5.1x	Increase
Total Assets	$3,259,501

(1)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

						Impact to
						Valuation from
	Fair Value					Increase in
	as of	Valuation	Unobservable	Range /	Weighted	Unobservable
	December 31, 2025	Techniques	Input	Percentage	Average (1)	Input
First Lien Senior Secured Debt	$2,797,561	Yield Method	Market Yield Discount Spreads	3.37% - 27.84%	5.77%	Decrease
	102,299	Recent Transactions	Transaction Price	$98.00 - $100.00	$98.93	Increase
	3,554	Market Approach	Market Multiple	0.3x - 10.9x	5.6x	Increase
Second Lien Senior Secured Debt	5,460	Yield Method	Market Yield Discount Spreads	5.18% - 6.18%	5.68%	Decrease
Subordinated Notes	16,580	Yield Method	Market Yield Discount Spreads	15.00%	15.00%	Decrease
	32,738	Discounted Cash Flows	Annual Default Rate	2.00% - 3.00%	2.54%	Decrease
			Annual Prepayment Rate	20.00%	20.00%	Decrease
			Reinvestment Spread	3.20% - 5.05%	4.18%	Decrease
			Reinvestment Price	$99.00 - $99.50	$99.23	Decrease
			Recovery Rate	65.00%	65.00%	Increase
			Expected Yield	11.00% - 20.50%	15.98%	Decrease
Preferred Equity	499	Market Approach	Market Multiple	0.3x - 10.9x	5.6x	Increase
Total Assets	$2,958,691

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

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Ordinary income	$47,541	$27,750
Long-term capital gains	—	—
Tax return of capital	—	—

As of December 31, 2025, the components of distributable earnings (accumulated loss) on a tax basis were as follows:

December 31, 2025
Undistributed ordinary income	$694
Other book/tax temporary differences	(1,025)
Capital loss carryforwards	—
Undistributable capital gains	—
Net realized gain (loss) from investments in securities of unaffiliated issuers	—
Net unrealized depreciation from investments in securities of unaffiliated issuers	(5,295)
Total distributable earnings (accumulated loss)	$(5,626)

As of March 31, 2026, the aggregate cost of investments for U.S. federal income tax purposes is $3,418,259. As of March 31, 2026, net unrealized depreciation on the Company’s investments (tax basis) was $12,711, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of $13,386 and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of $26,097. As of December 31, 2025, the aggregate cost of investments for U.S. federal income tax purposes is $3,159,548. As of December 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was $5,295, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of $14,842 and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of $20,137.

8. Commitments and Contingencies

The Advisor had agreed to pay the Company’s Other Operating Expenses and, at the Advisor’s discretion, certain of the Company’s Specified Expenses under the Amended Expense Limitation Agreement described in Note 3. The Company had no obligation to reimburse the Advisor for such advanced expenses until the time at which the Company received $100,000 in gross proceeds from the sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time, all expenses of the Company paid by the Advisor were subject to recoupment by the Advisor. The recoupment is limited to the amount of the Expense Cap under the Amended Expense Limitation Agreement (each as defined in Note 3 in these consolidated financial statements), unless the recoupment payment relates to Specified Expenses. Prior to the expiration of the Amended Expense Limitation Agreement on April 3, 2026, the Advisor is permitted to recoup from the Company any such amounts for a period not to exceed three years from the month in which such fees and expenses were paid. As of June 30, 2025, all expenses have been fully recouped and paid back to the advisor.

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

As of March 31, 2026 and December 31, 2025, the Company has contractual unfunded commitments to provide additional funding of $20,274 and $26,772, respectively, to investments in private credit funds.

As of March 31, 2026 and December 31, 2025, the Company had the following outstanding commitments to investments in loans:

Investments	March 31, 2026	December 31, 2025
3 Step Sports LLC Delayed Draw Term Loan	$518	$527
AAH Topco, LLC Class C Delayed Draw Term Loan	3,105	4,142
Accelevation LLC Delayed Draw Term Loan	1,323	1,323
Accelevation LLC Initial Term Loan	—	—
Accelevation LLC Revolving Credit Loan	1,651	2,064
Accent Building Materials Holdings LLC Term B Delayed Term Loan	122	122
Accordion Partners LLC Delayed Draw Term Loan	—	—
Accordion Partners LLC Initial Term Loan	—	—
Accordion Partners LLC Revolving Loan	1,217	1,217
Accordion Partners LLC Second Amendment Term B-2 Loan	—	—
Accurate Background, LLC Fourth Amendment Incremental Term Loan	—	—
ACP Avenu Buyer, LLC Delayed Term Loan	458	458
ACP Avenu Buyer, LLC Revolving Credit	428	428
ACP Falcon Buyer, Inc. Revolving Loan	333	333
ACP Falcon Buyer, Inc. Term Loan	—	—
ACP Oak Buyer, Inc. 2025 Refinancing Revolving Loan	2,041	2,041
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	—	—
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	—	454
ACP Oak Buyer, Inc. Sixth Amendment Term Loan	—	—
Advanced Medical Management, LLC Revolving Credit Loan	502	803
Advanced Web Technologies Holding Company Revolving Credit Loan	342	342
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Term A Loan	—	—
AFC-Dell Holding Corp. Revolving Loan B	110	128
AI Fire Buyer, Inc. Delayed Draw Term Loan	—	—
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	—	—
AKAM Buyer, Inc. Delayed Draw Term Loan	2,333	—
AKAM Buyer, Inc. Revolving Loan	892	—

Investments	March 31, 2026	December 31, 2025
Alera Group, Inc. Delayed Draw Term Loan	439	—
Alkeme Intermediary Holdings, LLC Eleventh Amendment Delayed Draw Term Loan	789	1,862
Alkeme Intermediary Holdings, LLC Revolving Credit	266	266
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	—	5,548
Allworth Financial Group, L.P. Revolving Loan	618	618
Ambient Enterprises Holdco LLC Delayed Draw Term B Loan	350	971
Ambient Enterprises Holdco LLC Delayed Draw Term C Loan (First Lien)	1,355	1,355
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	625	—
Ambient Enterprises Holdco LLC Revolving Loan	952	952
Ambient Enterprises Holdco LLC Third Amendment Term Loan (First Lien)	—	—
AmerCareRoyal, LLC Delayed Draw Term Loan A	1,867	1,867
AmerCareRoyal, LLC Term Loan	—	—
AmerCareRoyal, LLC U.S. Revolving Credit	467	768
American Family Care, LLC Revolver	1,084	1,084
American Family Care, LLC Second Amendment Delayed Draw Term Loan	3,613	3,613
AmeriLife Holdings LLC 2024 Revolving Loan	1,358	1,358
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	3,289	3,289
AMEX Holding III Corp Term Loan	—	—
Amplify Buyer, Inc. Term Loan	—	—
Anaplan, Inc. Fourth Amendment Term Loan	—	—
Any Hour LLC Delayed Term Loan	—	1,876
Any Hour LLC Revolving Credit	92	166
Any Hour LLC Term Loan	—	—
Apex Dental Partners, LLC Delayed Draw Term Loan	1,395	1,654
Apex Dental Partners, LLC Revolving Credit	813	813
Apex Dental Partners, LLC Term Loan	—	—
Apex Dental Partners, LLC Term Loan	—	—
Apex Service Partners, LLC Incremental Delayed Term Loan	564	—
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	—	—
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	—	—
Apex Service Partners, LLC 2024 Term Loan	—	—
Apex Service Partners, LLC Revolving Credit Loan	89	121
Apex Service Partners, LLC Revolving Credit Loan	164	223
Apex Service Partners, LLC Second Amendment Incremental Delayed DrawTerm Loan	—	768
Apex Service Partners, LLC Second Amendment Incremental Term Loan	—	—
Apex Service Partners, LLC Third Amendment Incremental Delayed Draw Term Loan	3,841	4,329
Aprio Advisory Group, LLC 2025-2 Incremental Delayed Draw Term Loan	22,065	11,311
Aprio Advisory Group, LLC Delayed Draw Term Loan 1	—	10,753
Aprio Advisory Group, LLC Revolving Loan	623	935
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	55	2,461
Aptean Acquiror Inc. Initial Term Loan	—	—
Aptean Acquiror Inc. Revolving Credit	557	516
Aptive Environmental, LLC Delayed Draw Term Loan	731	731
Aptive Environmental, LLC Initial Revolving Loan	1,463	1,463
Aptive Environmental, LLC Initial Term Loan	—	—
Archer Lewis, LLC Delayed Draw Term Loan B	20	20
Arcline Liberty Buyer LLC Delayed Draw Term Loan	2,254	2,254
Arcline Liberty Buyer LLC Revolving Loan	1,503	1,503
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	141	141
Arctic Holdco, LLC Initial Refinancing Revolving Loan	166	203
Arcticom Group Delayed Draw Term Loan D	—	—
Arcticom Group Delayed Draw Term Loan D	—	—
Arden Insurance Services LLC Revolving Credit	340	1,190
Arden Insurance Services LLC Term A Loan	—	—
Arden Insurance Services LLC Term A Loan	—	—
Argano, LLC 2nd Amendment Delayed Draw Term Loan	494	2,000

Investments	March 31, 2026	December 31, 2025
Argano, LLC Initial Term Loan	—	—
Argano, LLC Revolving Credit Loan	411	411
Argano, LLC Second Amendment Delayed Draw Term Loan	1,655	—
Artivion, Inc. Delayed Draw Term Loan	—	—
Artivion, Inc. Second Amendment Delayed Draw Term Loan	836	836
ASP Global Holdings, LLC Delayed Draw Term Loan	616	616
ASP Global Holdings, LLC Initial Term Loan	—	—
ASP Global Holdings, LLC Revolving Loan	—	108
Assembled Intelligence LLC Term Loan	—	—
Associations, Inc. Revolving Loan	434	434
Associations, Inc. Special Purpose Delayed Draw Term Loan	281	308
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	—	169
Atlantic Pipe Services, LLC Delayed Draw Term Loan	2,645	2,645
Atlantic Pipe Services, LLC Initial Term Loan	—	—
Aviation Technical Services, Inc. Revolving Loan	500	500
Aviation Technical Services, Inc. Term Loan	—	—
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	746	746
Axis Portable Air LLC Eighth Amendment Delayed Draw Term Loan	—	5,302
Axis Portable Air, LLC Initial Term Loan	—	—
Axis Portable Air, LLC Revolving Credit Loan	2,931	2,931
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	1,232	—
Badge 21 Midco Holdings LLC Amendment No. 1 Delayed Draw Term Loan	2,021	2,021
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	—	—
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	—	—
Badge 21 Midco Holdings LLC Revolving Loan	1,119	1,182
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	2,293	—
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	—	14
Barricade Holdings LLC Delayed Draw Term Loan	5,414	—
Barricade Holdings LLC First Amendment Term Loan	—	—
BASYS LLC First Amendment Term Loan	—	—
BBG, Inc. Initial Term Loan	—	—
BCDI Rodeo Dental Buyer, LLC Delayed Draw Term Loan	—	—
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	48	290
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,027	1,027
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,258	1,258
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	—	—
BDO USA, P.C. 2025 Term Loan	—	—
Beacon Oral Specialists Management LLC Eighth Amendment Delayed Draw Term Loan	1,923	2,426
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	—	353
Berlin Rosen Acquisition, LLC Revolving Loan	—	235
Berlin Rosen Acquisition, LLC Revolving Loan	—	135
Berlin Rosen Acquisition, LLC Term Loan	—	—
Berlin Rosen Acquisition, LLC Term Loan	—	—
Best Roofing Services LLC Closing Date Term Loan	—	—
Best Roofing Services LLC Revolving Loan	179	179
Big Top Holdings, LLC Term Loan	—	—
Big Top Holdings, LLC Revolving Credit Loan	—	75
Blue River Petcare Group, LLC 2026 Additional Term Loan	—	—
Blue River Petcare Group, LLC 2026 Delayed Draw Term Loan	9,835	—
Blue River Petcare Group, LLC Revolving Loan	1,609	—
BNI Global, LLC Revolving Credit Loan	267	267
Bobcat Purchaser, LLC Term Loan	—	—
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	3,409	—
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-A	—	42
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-B	3,199	4,000
Brightmore Brands LLC Original Term Loan	—	—

Investments	March 31, 2026	December 31, 2025
Bristol Hospice, L.L.C. Initial Term Loan	—	—
Bristol Hospice, L.L.C. Revolving Credit Loan	1,394	1,394
C3 AcquisitionCo, LLC Delayed Draw Term Loan	—	1,053
C3 AcquisitionCo, LLC Initial Term Loan	—	—
C3 AcquisitionCo, LLC Revolving Loan	363	363
Campany Roof Maintenance, LLC Delayed Draw Term Loan	—	—
Campany Roof Maintenance, LLC Delayed Draw Term Loan	—	—
Capitol Imaging Acquisition Corp. Closing Date Term Loan	—	—
Capitol Imaging Acquisition Corp. Closing Date Term Loan	—	—
Capitol Imaging Acquisition Corp. Closing Date Term Loan	—	—
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	607	607
Capitol Imaging Acquisition Corp. Revolving Loan	386	607
CARDS Acquisition, Inc. Delayed Draw Term Loan	888	—
Carnegie Dartlet, LLC Delayed Draw Term Loan	—	138
Carnegie Dartlet, LLC Revolving Loan	60	60
Case Works, LLC Delayed Draw Term Loan	—	—
Case Works, LLC Revolving Loan	17	30
Centex Acquisition, LLC Revolving Loan	596	1,191
Centex Acquisition, LLC Term Loan	—	—
Centex Acquisition, LLC Term Loan	—	—
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	125	2,107
Cerity Partners Equity Holding LLC 2025 Term Loan	—	—
Cerity Partners Equity Holding LLC 2025-B Incremental Delayed Draw Term Loan	4,570	4,570
Cerity Partners Equity Holding LLC Initial Revolving Loan	896	1,254
Chef Merito, LLC Delayed Draw Term Loan B	—	—
Chef Merito, LLC Delayed Draw Term Loan C	—	—
Chef Merito, LLC Delayed Draw Term Loan C	—	—
Chef Merito, LLC Second Amendment Term Loan A	—	—
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	569	—
Cherry Bekaert Advisory LLC Sixth Amendment Delayed Term Loan	—	309
Choice Financial Group Acquisition, Inc. Delayed Draw Term C Loan	7,517	10,857
Chronicle Parent, LLC Delayed Draw Term Loan	4,425	3,284
Chronicle Parent, LLC Revolving Credit Loan	1,706	1,193
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	224	240
Computer Services, Inc. 2025-1 Delayed Draw Term Loan	185	185
Computer Services, Inc. 2025-2 Delayed Draw Term Loan	43	43
Computer Services, Inc. Delayed Draw Term Loan	1,138	—
Cooper’s Hawk Intermediate Holding, LLC Delayed Draw Term Loan	1,080	1,697
Cooper’s Hawk Intermediate Holding, LLC Revolving Loan	1,080	926
Cornerstone Advisors of Arizona, LLC Initial Revolving Loan	—	823
Costanzo's Bakery, LLC Delayed Term Loan	1,166	—
Coupa Holdings, LLC Delayed Draw Term Loan	1,134	—
Coupa Holdings, LLC Revolving Credit Loan	851	—
Creek Parent, Inc. Initial Term Loan	—	—
Creek Parent, Inc. Initial Term Loan	—	—
Creek Parent, Inc. Revolving Credit	2,024	2,024
Crete PA Holdco, LLC Delayed Draw Term Loan	—	—
Crete PA Holdco, LLC Revolving Loan	1,395	1,395
Crete PA Holdco, LLC Second Delayed Draw Term Loan	—	2,791
Crete PA Holdco, LLC Third Delayed Draw Term Loan	2,260	2,791
CRH Healthcare Purchaser, Inc. Delayed Draw Term Loan	3,103	3,103
CRH Healthcare Purchaser, Inc. Revolving Loan	1,241	1,241
CSG Buyer, Inc. Delayed Draw Term Loan	1,105	1,105
CSG Buyer, Inc. Initial Term Loan	—	—
CSG Buyer, Inc. Revolving Loan	295	368
CT Technologies Intermediate Holdings, Inc. 2025-B Incremental Term Loan	—	—

Investments	March 31, 2026	December 31, 2025
CT Technologies Intermediate Holdings, Inc. 2025-B Special Purpose Delayed Draw Term Loan	376	376
CUB Financing Intermediate, LLC Delayed Draw Term Loan	—	19,627
Curio Brands, LLC Initial Term Loan	—	—
Curio Brands, LLC Multi Draw Term Loan	2,105	2,105
Curio Brands, LLC Revolving Loan	1,052	1,052
Currier Plastics Acquisition, LLC Closing Date Term A Loan	—	—
Currier Plastics Acquisition, LLC Delayed Draw Term A Loan	3,068	—
Currier Plastics Acquisition, LLC Revolving Loan	1,227	—
CVAUSA Management, LLC Delayed Draw Term Loan	7,488	7,488
CVAUSA Management, LLC Primary Delayed Draw Term Loan	—	—
CVAUSA Management, LLC Revolving Loan	350	350
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	809	—
Danforth Global, Inc. Fifth Amendment Additional Term Loan	—	—
Danforth Global, Inc. Revolving Credit Loan	417	521
Danforth Global, Inc. Term Loan	—	—
Danforth Global, Inc. Term Loan	—	—
DCCM, LLC Delayed Draw Term Loan	4,667	4,667
DCCM, LLC Initial Term Loan	—	—
DCCM, LLC Initial Term Loan	—	—
DCCM, LLC Revolving Credit Loan	1,867	1,867
DecisionPoint Technologies, Inc. Second Amendment Incremental Term Loan	—	—
Demakes Borrower, LLC Delayed Draw Term Loan	—	—
Denali Intermediate Holdings, Inc. Revolving Credit Loan	1,578	1,578
Denali Topco LLC Effective Date Delayed Draw Term Loan	3,689	3,689
Denali Topco LLC Revolving Loan	1,770	1,770
Dentive, LLC Revolving Loan	353	353
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	—	—
DermCare Management, LLC Revolving Loan	—	—
Designs for Health, Inc. Initial Revolving Facility Loan (First Lien)	3,891	3,891
Designs for Health, Inc. Initial Term B Loan (First Lien)	—	—
Digicert, Inc. Revolver	1,212	1,212
DigiCert, Inc. Seventh Amendment Specified Refinancing Term B1 Loan	—	—
Discovery SL Management, LLC Delayed Draw Term Loan B	267	292
Discovery SL Management, LLC Delayed Draw Term Loan C	713	713
Discovery SL Management, LLC Revolving Credit Loan	332	332
Diversis Tempo HoldCo, LLC Initial Term Loan	—	—
DOXA Insurance Holdings LLC Delayed Draw Term Loan	—	—
Duke's Root Control, Inc. Initial Term Loan	—	—
Duke's Root Control, Inc. Initial Term Loan	—	—
Duke's Root Control, Inc. Revolving Loan	509	509
Duke's Root Control, Inc. Second Amendment Incremental Term Loan	—	—
Durare Bidco, LLC Delayed Draw Term Loan	—	3,409
Durare Bidco, LLC Initial Term Loan	—	—
Durare Bidco, LLC Revolving Credit Loan	1,636	1,636
Dwyer Instruments, LLC Delayed Draw Term Loan	1,130	—
Dwyer Instruments, LLC First Amendment Delayed Draw Term Loan	—	—
Dwyer Instruments, LLC Fourth Amendment Delayed Draw Term Loan	—	—
Dwyer Instruments, LLC Revolving Loan	1,277	1,089
Dwyer Instruments, LLC Third Amendment Delayed Draw Term Loan	—	—
Dwyer Instruments, LLC Third Amendment Incremental Term Loan	—	—
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	4,321	—
EdgeCo Buyer, Inc. Delayed Draw Term C Loan	—	—
EdgeCo Buyer, Inc. Delayed Draw Term E Loan	—	1,024
EdgeCo Buyer, Inc. Revolving Loan	588	654
Einstein Parent, Inc. Revolving Loan	1,002	1,002

Investments	March 31, 2026	December 31, 2025
Elder Care Opco LLC Delayed Draw Term Loan	2,364	2,364
Elder Care Opco LLC Initial Term Loan	—	—
Elder Care Opco LLC Revolving Loan	709	709
Empower Payments Investor, LLC Third Amendment Delayed Draw Term Loan	—	2,395
Emergency Care Partners, LLC Ninth Amendment Delayed Draw Term Loan	53	—
Emergency Care Partners, LLC Ninth Amendment Revolving Loan	75	—
Engineering Resource Group Buyer, LLC Delayed Draw Term Loan	157	1,572
Engineering Resource Group Buyer, LLC Revolving Loan	79	786
Enverus Holdings, Inc. Revolving Loan	823	—
Enverus Holdings, Inc.Delayed Draw Term Loan	19,627	—
Epika Fleet Services, Inc. Delayed Draw Term B Loan	—	1,071
Epika Fleet Services, Inc. Second Amendment Delayed Draw C Loan	8,190	—
Equinox Buyer, LLC Revolving Credit Loan	733	733
Ergotron Acquisition, LLC Initial Term Loan	—	—
ES Ventures LLC Incremental Term Loan	—	—
ES Ventures LLC Term A Loan	—	—
ESCP DTFS INC. Term Loan	—	—
ESCP DTFS INC. Term Loan	—	—
Eskola LLC Delayed Draw Term B Loan	—	4,081
ETE Intermediate II LLC Revolving Loan	220	236
Ethos Risk Services, LLC Delayed Draw Term C Loan	—	—
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	80	80
EVDR Purchaser, Inc. Delayed Draw Term Loan	1,373	1,373
EVDR Purchaser, Inc. Incremental Term Loan	—	—
EVDR Purchaser, Inc. Revolving Credit Loan	563	659
Everbridge Holdings, LLC Closing Date Term Loan	—	—
Everbridge Holdings, LLC Delayed Draw Term Loan	4,805	844
Everbridge Holdings, LLC Revolving Loan	3,161	556
Excel Fitness Consolidator LLC 2025 Repricing Term Loan	—	—
Excel Fitness Consolidator LLC Revolving Credit Loan	110	199
Excel Fitness Holdings, Inc. Delayed Term Loan	1,888	1,888
First Legal Buyer, Inc. Delayed Draw Term Loan	1,361	1,361
First Legal Buyer, Inc. Revolving Loan	745	861
First Legal Buyer, Inc. Term Loan	—	—
First Legal Buyer, Inc. Term Loan	—	—
FMG Suite Holdings, LLC Revolving Credit	22	—
Force Electrical Buyerco, LLC Delayed Draw Term Loan	4,840	5,182
Force Electrical Buyerco, LLC Revolving Credit Loan	629	838
FTAI Infrastructure Inc. Loan	—	—
Fullsteam Operations LLC Delayed Draw Term Loan	3,487	1,138
Fullsteam Operations LLC Initial Term Loan	—	—
Fullsteam Operations LLC Revolving Loan	1,162	379
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,257	3,947
G-A-I Consultants, Inc. Revolving Loan	355	493
Gator Plastic Intermediate Holdings, LLC Revolving Loan	—	737
GC Waves Holdings, Inc. 2023 Replacing Revolving Loan	276	—
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	250	—
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	—	—
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	—	—
GC Waves Holdings, Inc. 2025 Delayed Draw Term Loan	1,145	896
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	1,524	1,524
Gen4 Dental Partners OPCO, LLC Initial Term Loan	—	—
Gen4 Dental Partners OPCO, LLC Revolving Loan	381	381
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	2,358	—
GMF Parent, Inc. Term A Loan	—	—
GMF Parent, Inc.Delayed Draw Term Loan A 12/25	1,445	1,445

Investments	March 31, 2026	December 31, 2025
GMF Parent, Inc.Delayed Draw Term Loan B 12/25	1,300	1,300
GMF Parent, Inc.Revolver 12/25	766	795
Greenwood Operating Group, LLC Revolving Loan	4,214	4,214
GS Acquisitionco, Inc. Eighth Suplemental Delayed Draw Term Loan	645	645
GS Acquisitionco, Inc. Revolving Loan	—	754
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	—	989
Guava Buyer LLC Initial Delayed Draw Term Loan	963	963
Guava Buyer LLC RC Facility Loan	1,720	1,124
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	59	78
Guidepoint Security Holdings, LLC Term Loan A	—	—
Gulf Winds International Acquisition, LLC Term Loan	—	8
Halo Buyer, Inc. Revolving Loan	—	1,143
Hardenbergh Group, Inc., The Fourth Amendment Incremental Term Loan	—	—
Hardenbergh Group, Inc., The Second Amendment Incremental Term Loan	—	—
Harris & Co. LLC Delayed Draw Term A Loan	—	—
Harris & Co. LLC Delayed Draw Term B Loan	—	1
Harris & Co. LLC Delayed Draw Term C Loan	5,114	13,711
Harris & Co. LLC Revolving Loan	—	930
Heads Up Technologies, Inc. Initial Term Loan	—	—
Heads Up Technologies, Inc. Revolving Loan	1,182	1,182
HEC Purchaser Corp. Revolving Loan	781	781
HEC Purchaser Corp. Term Loan A	—	—
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	—	83
Helios Service Partners, LLC Delayed Draw Term Loan Third Amendment	—	—
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	4,423	4,423
Heritage Foodservice Investment, LLC First Amendment Term Loan	—	—
Heritage Foodservice Investment, LLC First Amendment Term Loan	—	—
Heritage Foodservice Investment, LLC Revolving Credit Loan	422	502
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	—	416
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	—	358
HHS Buyer, Inc. First Incremental Amendment Term Loan	—	—
HHS Buyer, Inc. Revolving Loan	2,595	2,595
High Street Buyer, Inc. 2025 Delayed Draw Term Loan	4,349	4,607
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	1,077	—
Hills Distribution, Inc. Amendment No. 2 Incremental Term Loan	—	—
Hills Distribution, Inc. Amendment No.2 Delayed Draw Term Loan	567	567
Hills Distribution, Inc. Delayed Draw Term Loan	—	—
HLSG Intermediate, LLC Delayed Draw Term Loan	2,364	—
HLSG Intermediate, LLC Revolving Credit Loan	945	—
Home Care Assistance, LLC Term Loan	—	—
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	2,554	2,554
HP RSS Buyer, Inc. Second Amendment Delayed Draw Term Loan	—	118
Hultec Buyer, LLC Term Loan A	—	—
ICM Holdco III Corp. Closing Date Term Loan	—	—
Ideal Components Acquisition, LLC Delayed Draw Term Loan	1,776	1,776
Ideal Components Acquisition, LLC Initial Term Loan	—	—
Ideal Components Acquisition, LLC Revolving Credit Loan	1,283	1,283
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	505	784
IG Investments Holdings, LLC 2024 Refinancing Revolving Loan	971	—
IG Investments Holdings, LLC 2024 Refinancing Term Loan	—	—
Igloo Group Parent, Inc. Initial Term Loan	—	—
Improving Holdco, Inc. Revolving Loan (Improving Enterprises)	329	329
Improving Holdco, Inc. Term Loan (Improving Enterprises)	—	—
Improving Holdco, Inc. Term Loan (Improving Enterprises)	—	—
Improving Holdco, Inc. Term Loan (Improving Enterprises)	—	—

Investments	March 31, 2026	December 31, 2025
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Delayed Draw Term Loan	2,987	—
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Third Amendment Revolving Loan	896	—
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	75	—
Inszone Mid, LLC Amendment No. 2 Delayed Draw Term Loan	767	820
Integrated Power Services Holdings, Inc. Tenth Amendment Incremental Term Loan (First Lien)	—	—
Integrated Power Services Holdings, Inc. Initial Revolving Loan (First Lien)	1,467	—
Integrated Power Services Holdings, Inc. Tenth Amendment Incremental Delayed Draw Term Loan (First Lien)	3,023	—
Inventus Power, Inc. Revolving Loan	—	356
IPC Pain Acquisition, LLC Third Amendment Term Loan	—	—
ITS Buyer Inc. Revolving Loan	—	949
Ivy Technology Parent Intermediate III Holdings, LLC Initial Term Loan	—	—
Ivy Technology Parent Intermediate III Holdings, LLC Revolving Loan	834	667
JHCC Holdings LLC 2024-B Incremental Delayed Draw Term Loan	1,781	250
JS Global, LLC Initial Revolving Loan	82	1,000
JS Global, LLC Initial Term Loan	—	—
KabaFusion Parent LLC Revolving Credit Loan	—	1,425
Keg Logistics LLC Initial Term Loan	—	—
Kelso Industries LLC 2026 Incremental Delayed Draw Term Loan	11,414	—
Kelso Industries LLC Initial Term Loan	—	—
Kinetic Purchaser, LLC - Closing Date Term Loan	—	—
Kite Midco II LTD Term Loan B2	1,323	1,323
Kite Midco II LTD Term Loan B2	1,323	1,323
KL Charlie Acquisition Company Eight Amendment Delayed Draw Term Loan	77	—
KL Charlie Acquisition Company Seventh Amendment Delayed Draw Term Loan	141	141
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	—	—
KNPC Holdco, LLC Term Loan	—	—
KNPC Holdco, LLC Tranche D-1 Incremental Term Loan	—	—
KSKI Holdings 2, Inc. Term Loan	—	—
Lakewood Acquisition Corporation Initial Term Loan	—	—
Lakewood Acquisition Corporation Revolving Loan	2,777	2,777
Last Dance Intermediate I(c), LLC 2026 Incremental Delayed Draw Term Loan	11,747	—
LeadVenture, Inc. Delayed Draw Term Loan	1,410	1,598
LeadVenture, Inc. Revolving Loan	—	954
Legitscript LLC Term Loan	—	—
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	—	—
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562	562
Liberty Purchaser, LLC Third Amendment Delayed Draw Term Loan	16,408	—
Lido Advisors, LLC Delayed Draw Term Loan Seventh Amendment	—	—
Lido Advisors, LLC Eighth Amendment Incremental Delayed Draw Term Loan	324	469
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	—	—
Lido Advisors, LLC Revolving Loan	101	101
Lido Advisors, LLC Seventh Amendment Delayed Draw Term Loan	—	—
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	—	—
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	3,579	3,579
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	459	459
Lighthouse Technologies Holding Corp. Fourth Amendment Incremental Term Loan	—	—
Lighthouse Technologies Holding Corp. Initial Term Loan	—	—
Lighthouse Technologies Holding Corp. Revolving Loan	1,293	1,293
Lindstrom, LLC Initial Revolving Credit Loan	1,637	1,538
LJ Avalon Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	—	6,629
LJ Avalon Holdings, LLC Amendment No. 4 Delayed Draw Term Loan	2,023	—
LJ Avalon Holdings, LLC Revolving Credit	1,607	1,607

Investments	March 31, 2026	December 31, 2025
Loving Tan Intermediate II Inc. Revolving Loan	46	46
Loving Tan Intermediate II Inc. Revolving Loan	218	218
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	260	260
Machine Sciences Corporation Delayed Draw Term Loan	13,000	—
Machine Sciences Corporation Revolving Loan	1,857	—
MB2 Dental Solutions, LLC Initial Term Loan	—	—
MB2 Dental Solutions, LLC Revolving Commitment	287	245
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	—	717
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	—	—
MB2 Dental Solutions, LLC Tranche 3 Delayed Draw Term Loan	1,047	—
MechanAir LLC Delayed Draw Term Loan	5,053	5,053
MechanAir LLC Revolving Loan	639	639
MechanAir LLC Term Loan	—	—
MechanAir LLC Term Loan	—	—
Med Learning Group, LLC Delayed Draw Term Loan	1,259	1,259
Medical Device Inc. Revolving Loan	399	399
Medical Device Inc. Third Amendment Incremental Revolving Loan	522	1,256
Medina Health, LLC Delayed Draw Term Loan	455	—
Medina Health, LLC Revolving Loan	393	393
Medina Health, LLC Term Loan	—	—
Medina Health, LLC_Term Loan	—	—
Medrina, LLC Initial Delayed Draw Term Loan Facility	77	—
Medrina, LLC Revolving Facility	532	532
Medrina, LLC Second Amendment Incremental Delayed Draw Term Loan	4,547	4,547
Medrina, LLC Second Amendment Incremental Term Loan	—	—
MGT Impact Holdings, LLC 2025-1 Delayed Draw Term Loan	2,824	3,498
MGT Impact Holdings, LLC Revolving Credit Loan	113	86
Michael Baker International, LLC Initial Term Loan	—	—
Minds Buyer, LLC Revolving Credit	—	625
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	—	—
MKD Electric, LLC Revolving Loan	221	221
MKD Electric, LLC Term Loan	—	—
MoboTrex, LLC Amendment No. 4 Delayed Draw Term Loan	3,469	3,469
MoboTrex, LLC Revolving Loan	1,069	1,030
Monarch Collective Holdings, LLC Delayed Draw Term Loan	1,943	—
Monarch Collective Holdings, LLC Revolving Credit	313	—
Moonlight Parent, Inc. Delayed Draw Term Loan	2,636	2,636
Moonlight Parent, Inc. Revolving Loan	1,582	1,582
Mountain Parent, Inc. Delayed Draw Term Loan	—	1,166
Mountain Parent, Inc. Revolving Credit Facility	622	622
mPulse Mobile, Inc. Initial Delayed Draw Term Loan	1,385	1,385
mPulse Mobile, Inc. Initial Revolving Loan	2,077	2,077
mPulse Mobile, Inc. Initial Term Loan	—	—
Ne Ortho Management Services, LLC 2025 Incremental Delayed Draw Term Loan	8,160	—
Ne Ortho Management Services, LLC Revolving Loan	680	—
NMI Acquisitionco, Inc. October 2021 Term Loan	—	—
NMI Acquisitionco, Inc. Revolving Loan	332	332
NORA Acquisition, LLC Revolving Credit	214	214
North Haven Spartan US Holdco LLC_Term Loan	—	—
North Haven USHC Acquisition, Inc. Fourth Amendment Term Loan	—	—
North Haven USHC Acquisition, Inc. Revolving Credit Loan	57	—
NS and Associates LLC New Term A Loan	—	—
NS and Associates LLC Revolving Loan (2025)	445	445
NWP Acquisition Holdings, LLC 2026 Delayed Draw Term Loan	2,235	—
NWP Acquisition Holdings, LLC 2026 Term Loan	—	—
NWP Acquisition Holdings, LLC Revolving Loan	447	—

Investments	March 31, 2026	December 31, 2025
NXT Capital CLO 2026-2, Ltd.	5,414	—
Oakbridge Insurance Agency LLC Delayed Draw Term C Loan	109	109
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	—	—
Obra Capital, Inc. Initial Term Loan	—	—
One World Fitness PFF, LLC Initial Term Loan	—	—
Opta Inc. Term Loan	—	—
Optimizely North America Inc. (USD) Revolving Credit	1,232	1,232
OSR Opco LLC Initial Term Loan	—	—
OSR Opco LLC Revolving Loan	951	2,125
OSR Opco LLC Third Amendment Incremental Term Loan	—	—
Owl Cyber Defense Solutions, LLC Revolving Loan	945	605
Owl Cyber Defense Solutions, LLC Term Loan	—	—
P.T. International LLC Delayed Draw Term Loan	—	—
Pacific Purchaser, LLC Delayed Draw Term Loan	—	—
Pacific Purchaser, LLC Revolving Loan	176	176
Packaging Coordinators Midco, Inc. 2025 General Delayed Draw Term Loan	2,193	2,193
Packaging Coordinators Midco, Inc. 2025 Initial Dollar Delayed Draw Term Loan	1,921	1,921
Packaging Coordinators Midco, Inc. 2025 Initial Term Loan	—	—
Packaging Coordinators Midco, Inc. 2025 Revolving Loan	1,841	1,841
Packaging Coordinators Midco, Inc. 2025 Specified Delayed Draw Term Loan	2,140	2,140
Packaging Coordinators Midco, Inc. Specified Interest Delayed Draw Term Loan (Tranche Out)	130	207
PAG Holding Corp. Revolving Loan	—	932
PAI Middle Tier, LLC Revolving Credit Loan	1,531	1,458
Painful Pleasures, LLC Term Loan fka Artifex	—	—
Par Excellence Holdings, Inc. Revolving Loan	71	71
Par Excellence Holdings, Inc. Term B-1 Loan	—	—
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	—	3,133
Pave America Holding, LLC Delayed Draw Term Loan	2,289	2,289
Pave America Holding, LLC Revolving Credit Loan	1,575	1,705
Payscape Buyer, Inc. (NXGEN) Initial Term Loan	—	—
PCS Midco, Inc. Delayed Draw Term Loan	8	9
PCS Midco, Inc. Revolving Credit Loan	19	19
PCS Midco, Inc. Third Amendment Delayed Draw Term Loan	547	—
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment	—	—
PDI TA Holdings, Inc. Delayed Draw Term Loan	573	—
PDI TA Holdings, Inc. Revolving Credit	37	149
Pediatric Home Respiratory Services, LLC Delayed Term Loan	2,415	2,415
Pediatric Home Respiratory Services, LLC Revolving Credit	1,073	1,342
Pediatric Home Respiratory Services, LLC Term Loan	—	—
Pediatric Home Respiratory Services, LLC Term Loan	—	—
Penncomp, LLC Delayed Draw Term Loan B	4,017	7,007
Penncomp, LLC Revolving Loan	519	519
Penncomp, LLC Term Loan A	—	—
PestCo, LLC Delayed Draw Term Loan	1,450	2,235
PestCo, LLC Revolving Loan	1,208	1,208
Petra Borrower, LLC Revolving Loan	—	500
PGI Parent LLC Initial Term Loan	—	—
PGI Parent LLC Revolving Credit Loan	864	960
PharmaLogic Holdings Corp. Delayed Draw Term Loan	1,036	2,073
PharmaLogic Holdings Corp. Initial U.S. Term Loan	—	—
Phoenix YW Buyer, Inc. Revolving Credit Loan	—	—
PK Purchaser, LLC Term Loan	—	—
Play Holdings, Inc. Initial Term Loan	—	—
Play Holdings, Inc. Initial Term Loan	—	—
Play Holdings, Inc. Revolving Loan	896	1,075

Investments	March 31, 2026	December 31, 2025
PMA Parent Holdings, LLC Initial Term Loan	—	—
PMA Parent Holdings, LLC Revolving Credit Loan	547	547
Point Quest Acquisition, LLC Term Loan	—	—
Point Quest Group, Inc. Delayed Draw Term Loan	1,227	1,413
Point Quest Group, Inc. Revolving Credit Loan	848	848
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	135	135
PPW Aero Buyer, Inc. Delayed Draw Term Loan 1	—	—
PracticeTek Purchaser, LLC Delayed Draw Term Loan	912	—
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	—	—
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	—	214
Premise Health Holding Corp. Amendment No. 1 Delayed Draw Term Loan	356	—
Premier Tires & Service Acquisition, LLC Initial Term Loan	—	—
Premise Health Holding Corp. Amendment No. 1 Delayed Draw Term Loan	79	199
Premise Health Holding Corp. Amendment No. 1 Term Loan	—	—
Premise Health Holding Corp. Initial Term Loan	—	—
Prestige Employee Administrators, LLC 2025 Incremental Term Loan	—	—
Prestige Employee Administrators, LLC Delayed Draw Term Loan	3,266	3,266
Prestige Employee Administrators, LLC Revolving Loan	319	319
PRGX Global, Inc. Delayed Draw Term Loan	1,612	1,612
PRGX Global, Inc. Initial Term Loan	—	—
PrimeFlight Acquisition, LLC Amendment No. 7 Additional Term Loan	—	—
PrimeFlight Acquisition, LLC Amendment No. 9 Additional Term Loan	—	—
Primeflight Acquisition, LLC Initial Term Loan	—	—
Principal Lighting Group, LLC Closing Date Initial Term Loan	—	—
Principal Lighting Group, LLC Revolving Loan	—	1,643
Puma Buyer, LLC First Amendment Additional Term Loan (First Lien)	—	—
Puma Buyer, LLC Revolving Credit Loan	2,873	2,873
Puris LLC Term Loan	—	—
Quick Quack Car Wash Holdings, LLC 2025 Funded Delayed Draw Term Loan	—	—
Quick Quack Car Wash Holdings, LLC 2025 Incremental Delayed Draw Term Loan	5,989	8,533
RailPros Parent, LLC Delayed Draw Term Loan	—	818
RailPros Parent, LLC Revolving Loan	409	409
Rapid Pump Acquisition, Inc. Delayed Draw Term C Loan	—	—
RBFD Buyer, LLC Initial Delayed Draw Term Loan	546	659
RBFD Buyer, LLC Initial Term Loan	—	—
RBFD Buyer, LLC Revolving Credit	284	284
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	824	2,061
Rcp Nats Purchaser, LLC Initial Term Loan	—	—
Rcp Nats Purchaser, LLC Revolving Loan	1,443	1,443
Recipe Acquisition Corp. Delayed Draw Loan	1,875	2,043
Recipe Acquisition Corp. Revolving Credit	526	417
Red Fox CD Acquisition Corporation Amendment No. 2 Incremental Delayed Draw Term Loan	1,855	2,709
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	1,651	1,651
Redwood Services Group, LLC Tenth Amendment Delayed Draw Term Loan	5,626	—
REP TEC Intermediate Holdings, Inc. Revolver	2,588	2,588
ResiXperts Holdco, LLC Delayed Draw Term Loan	2,556	4,221
ResiXperts Holdco, LLC Revolving Loan	304	624
RoC Holdco LLC Initial Term Loan	—	—
RoC Holdco LLC Revolving Credit Loan	732	732
Rocket Youth Brands HoldCo LLC Delayed Draw Term Loan	1,673	2,145
Rocket Youth Brands HoldCo LLC Revolving Credit Loan	322	322
Rotolo Consultants, Inc. Closing Date Term Loan	—	—
RPM Purchaser, Inc. Delayed Draw Term Loan B	527	527
RRA Corporate, LLC Delayed Draw Term Loan 2	21	21
RRA Corporate, LLC Revolving Loan	56	24

Investments	March 31, 2026	December 31, 2025
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	—	352
Rural Sourcing Holdings, Inc. Revolving Loan	114	114
Saab Purchaser, Inc. First Amendment Delayed Draw Term Loan	5,348	5,348
SAAB Purchaser, Inc._Revolver	713	713
Sabel Systems Technology Solutions, LLC Revolving Loan	201	212
Safari Borrower, LLC Delayed Draw Term Loan	2,913	—
Safari Borrower, LLC Revolving Loan	486	—
Sagebrush Buyer, LLC Revolving Credit	776	776
Sagebrush Buyer, LLC Sagebrush Incremental Term Loan	—	—
Sagebrush Buyer, LLC Term Loan	—	—
Salisbury House, LLC Delayed Draw Term Loan	—	1,232
Salisbury House, LLC Revolving Loan	—	698
Salt Dental Collective 15th Amendment Inc Term Loan	—	—
Salt Dental Collective, LLC Columbia Acquisition Revolving Credit	33	33
Salt Dental Collective, LLC Delayed Draw Term Loan	—	—
Salt Dental Collective, LLC General Purpose Term Loan Facility	—	—
Salute, 2025 Incremental Delayed Draw Term Loan Commitment	—	5,056
Salute Mission Critical, LLC 2025 Incremental DDTL Loan	1,416	—
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	—	—
Salute Mission Critical, LLC Last Out Term Loan	—	—
Salute Mission Critical, LLC Last Out Term Loan	—	—
Salute Mission Critical, LLC Revolving Loan	465	—
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	2,160	2,160
Saturn Borrower Inc Tenth Amendment Revolving Loan	719	726
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	219	368
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan B	—	—
Security Buyer, LLC Delayed Draw Term Loan	382	—
Security Buyer, LLC Revolving Loan	636	—
Security Buyer, LLC Initial Term Loan	—	—
Sigma Defense Systems LLC Delayed Draw Term A Loan	507	507
Sigma Defense Systems LLC Revolving Loan	—	75
Signature Brands, LLC Term Loan A	—	—
Signature Investor LLC Term Loan B	345	345
SkyMark Refuelers, LLC Delayed Draw Term Loan A	1,048	1,048
SkyMark Refuelers, LLC Delayed Draw Term Loan B	4,802	4,802
SkyMark Refuelers, LLC Revolving Credit Loan	2,401	2,401
Skyrodema Bidco, LLC Delayed Draw Term Loan	2,156	—
Socket Holdings Corporation Delayed Draw Term Loan	9	1,053
Socket Holdings Corporation Initial Revolving Loan	373	373
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	—	494
Solairus Holdings, LLC Initial Term Loan	—	—
Solairus Holdings, LLC Revolver	124	124
Soleil Collective Intermediate II Inc. Second Amendment Delayed Draw Term Loan	279	279
Sonny’s Enterprises, LLC Delayed Draw Term Loan	—	—
Sonny's Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	414	—
SourceHOV Tax, LLC Initial Term A Loan	—	—
Southern Orthodontic Partners Management, LLC Eighth Amendment Delayed Draw Term Loan	1,111	—
Southern Orthodontic Partners Management, LLC Eighth Amendment Revolving Loan	296	—
Spark Buyer, LLC Delayed Draw Term Loan	2,500	2,500
Spark Buyer, LLC Initial Term Loan	—	—
Spark Buyer, LLC Revolving Credit Loan	688	825
Spark Purchaser, Inc. Revolving Credit	—	809
Springline Advisory Intermediate, LLC Delayed Draw Term Loan	415	13,819
Springline Advisory Intermediate, LLC Second Amendment Revolving Credit	2,128	2,128
Springline Advisory Intermediate, LLC Second Amendment Term Loan	—	—

Investments	March 31, 2026	December 31, 2025
SRP Eagle Buyer Inc Delayed Draw Term Loan	6,452	6,452
SRP Eagle Buyer Inc Revolving Loan	2,581	2,581
Stonebridge Companies, LLC Delayed Draw Term Loan	1,881	1,881
Stonebridge Companies, LLC Revolving Credit Loan	1,254	1,254
Straine Dental Management, LLC Delayed Draw Term Loan	2,834	—
SunMed Group Holdings, LLC Initial Term Loan	—	—
Sunset Distributing, LLC Delayed Draw Term Loan	—	—
SuperHero Fire Protection, LLC Revolving Loan	315	344
Superjet Buyer, LLC Delayed Draw Term Loan	4,037	4,037
Superjet Buyer, LLC Third Amendment Incremental Term Loan	—	—
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	229	229
SureWerx Purchaser III, LLC Term Loan	—	—
Surgical Center Solutions, LLC Delayed Draw Term Loan	1,001	1,001
Surgical Center Solutions, LLC Revolving Loan	471	471
SV Newco 2, Inc. 2025 Incremental Delayed Draw Term Loan	6,327	6,327
SV Newco 2, Inc. Initial Term Loan	—	—
SV Newco 2, Inc. Revolving Credit Loan	560	627
Syndigo LLC Initial Term Loan	—	—
Syndigo LLC Revolving Loan	1,621	2,133
Systems Planning and Analysis, Inc. Fifth Amendment Delayed Draw Term Loan	295	295
Systems Planning and Analysis, Inc. Initial Term Loan	—	—
Systems Planning and Analysis, Inc. Revolving Loan	2,539	1,599
Talent Worldwide Inc. Revolving Loan	303	—
Tank Holding Corp. Delayed Draw Term Loan	—	—
Tau Buyer, LLC Delayed Draw Term Loan	1,424	518
Tau Buyer, LLC Revolving Credit	1,068	480
Tau Buyer, LLC Term B Loan	—	—
TCP Hawker Intermediate LLC Delayed Draw Term Loan	80	80
TCP Hawker Intermediate LLC Ninth Amendment Delayed Draw Term Loan 11/24	76	76
Tender Products, Inc. Revolving Loan	158	1,579
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	—	—
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	—	—
Thames Technology Holdings, Inc. Revolving Loan	315	315
The Vertex Companies, Inc. Revolving Loan	1,266	1,661
TheKey, LLC Tranche B-1 Term Loan	—	—
TMSC OpCo, LLC Revolving Loan	853	919
ToxStrategies, LLC Delayed Draw Term Loan	437	437
ToxStrategies, LLC Revolving Loan	611	611
TPC US Parent, LLC Fourth Amendment Incremental Term Loan A	—	—
Track Branson Opco, LLC, The Revolving Loan	119	119
TRAK Purchaser, Inc. Amendment No.1 Term Loan	—	—
Transgo, LLC Initial Term Loan	—	—
Transgo, LLC Revolving Loan	603	605
Trench Plate Rental Co. Revolving Loan	77	232
Tricor, LLC Amendment No. 6 Delayed Draw Term Loan	5,560	5,560
Tricor, LLC Amendment No. 6 Incremental Term Loan	—	—
Tricor, LLC Amendment No.5 Delayed Draw Term Loan	—	—
Tricor, LLC Revolving Loan	1,000	1,000
Trintech Inc. Delayed Draw Term Loan	2,113	—
Trintech Inc. Revolving Credit Loan	1,585	—
Truck-Lite Co., LLC 2025 Replacement Revolving Loan	622	622
Truck-Lite Co., LLC 2025 Replacement Term Loan	—	—
Truck-Lite Co., LLC Delayed Draw Term Loan	—	—
Truck-Lite Co., LLC Delayed Draw Term Loan A	—	93
Truck-Lite Co., LLC Delayed Draw Term Loan B	—	1,077
Truck-Lite Co., LLC Delayed Draw Term Loan C	886	886

Investments	March 31, 2026	December 31, 2025
Truck-Lite Co., LLC Initial Revolving Credit Loan	—	—
True Talent Advisory Borrower LLC Delayed Draw Term Loan	3,090	—
True Talent Advisory Borrower LLC Revolving Loan	1,599	—
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	1,555	1,555
TVG Shelby Buyer, Inc. Revolving Credit Loan	250	250
TWH Bidco, LLC Delayed Draw Term A Loan	3,361	—
TWH Bidco, LLC Initial Term Loan	—	—
U.S. Urology Partners, LLC 2025 Incremental Delayed Draw Term Loan	18,746	18,746
Upland Software, Inc. Revolving Loan	1,020	2,000
Upland Software, Inc. Term Loan	—	—
Upstack Holdco Inc. Delayed Draw Term Loan	1,981	1,981
Upstack Holdco Inc. Revolving Credit Loan	938	938
Upstack Holdco Inc. Term B Loan	—	—
USIC Holdings, Inc. Revolving Loan	368	713
USIC Holdings, Inc. Specified Delayed Draw Term Loan	402	265
Vacation Rental Brands, LLC 2nd Amendment Delayed Term Loan	4,713	5,772
Vacation Rental Brands, LLC Amendment No. 3 Incremental Term Loan	—	—
Vacation Rental Brands, LLC Closing Date Term Loan	—	—
Vacation Rental Brands, LLC Delayed Draw Term Loan	—	330
Vacation Rental Brands, LLC Revolving Loan	1,022	1,022
Valkyrie Buyer, LLC Delayed Draw Term Loan B	1,232	—
Valkyrie Buyer, LLC Delayed Draw Term Loan C	821	—
Valkyrie Buyer, LLC Delayed Draw Term Loan D	1,493	1,493
Valkyrie Buyer, LLC Delayed Draw Term Loan E	1,955	—
Valkyrie Buyer, LLC Delayed Draw Term Loan F	4,560	4,560
Valkyrie Buyer, LLC Revolving Credit Loan	—	912
Valkyrie Buyer, LLC Revolving Credit Loan	—	318
Vatica Health, Inc. Revolving Loan	1,788	1,788
Vehlo Purchaser, LLC Revolver	—	1,130
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	—	98
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	—	98
Vensure Employer Services, Inc. Amendment No. 2 Delayed Draw Term Loan	2,987	—
Vensure Employer Services, Inc. Initial Term Loan	—	—
Vensure Employer Services, Inc. Initial Term Loan	—	—
Vertex Companies, Inc., Term Loan D	—	—
Vertex Companies, Inc., The Delayed Draw Term Loan-B	—	—
Vertex Companies, Inc., The Fourth Amendment Revolving Loan	166	—
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	3,549	3,549
Vertex Service Partners, LLC Revolving Facility	95	327
Vertex Service Partners, LLC Term Loan	—	—
Vital Purchaser, LLC Revolving Loan	492	492
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	—	—
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	—	—
Vortex Companies, LLC Amendment No. 4 Incremental Term Loan	—	—
Vortex Companies, LLC Amendment No. 6 Incremental Term Loan	—	—
Vortex Companies, LLC Delayed Term Loan	—	668
Vortex Companies, LLC Incremental Delayed Draw Term Loan	—	—
Vortex Companies, LLC Revolving Loan	419	419
Vortex Companies, LLC Term Loan	—	—
VRC Companies, LLC Amendment No. 2 Term Loan	—	—
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	1,643	—
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	1	—
VTC Buyer Corp. Advance	1,272	1,927
VTC Buyer Corp. Future Expansion Delayed Draw Term Loan	1,378	1,378
VTC Buyer Corp. Term A Loan	—	—
Vybond Buyer, LLC Delayed Draw Term Loan	2,374	2,374

Investments	March 31, 2026	December 31, 2025
Vybond Buyer, LLC Initial Term Loan	—	—
Vybond Buyer, LLC Revolving Credit Loan	—	1,781
W.A. Kendall and Company, LLC Initial Term Loan	—	—
W.A. Kendall and Company, LLC Revolving Loan	130	209
W.A. Kendall and Company, LLC Seventh Amendment Delayed Draw Term Loan	2,792	2,792
W.A. Kendall and Company, LLC Specified DDTL	—	—
Wasteology Group Transportation, LLC Delayed Draw Term Loan	3,352	3,352
Wasteology Group Transportation, LLC Revolving Credit Loan	1,037	1,037
WCHG Buyer, Inc. First Amendment Incremental Term Loan	—	—
Wealth Enhancement Group, LLC August 2025 Delayed Draw Term Loan	803	803
Wealth Enhancement Group, LLC December 2024 Delayed Draw Term Loan	—	4,018
Wealth Enhancement Group, LLC Initial Revolving Loan	226	226
Wealth Enhancement Group, LLC May 2022 Delayed Draw Term Loan	—	—
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	—	1,484
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	—	1,580
Western Smokehouse Partners, LLC Delayed Term Loan	348	464
Western Smokehouse Partners, LLC Initial Term Loan	—	—
Western Smokehouse Partners, LLC Initial Term Loan	—	—
Western Smokehouse Partners, LLC Juniors Term Loan	—	—
Western Smokehouse Partners, LLC Juniors Term Loan	—	—
Western Smokehouse Partners, LLC Revolving Loan	283	283
Wharf Street Ratings Acquisition LLC Delayed Draw Term Loan	1,632	1,632
Wharf Street Ratings Acquisition LLC_Revolver	1,684	1,684
Worldwide Insurance Network, LLC 2025 Incremental Delayed Draw Term Loan	1,826	1,900
Worldwide Insurance Network, LLC Delayed Draw Term Loan	—	—
WSRP Advisory LLC First Amendment Delayed Draw Term Loan	—	5,800
Zep Holdco Inc. Initial Term Loan (aka TL Atlas Merger)	—	—
Zep Holdco Inc. Revolving Credit Loan (aka TL Atlas Merger)	2,874	1,610
Total unfunded commitments	$695,673	$641,519

9. Net Assets

Share Issuances

The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances during the three months ended March 31, 2026:

	For the three months ended March 31, 2026
Share Issuance Date	Shares Issued	Amount	Offering Price
January 2	5,164,340	$134,453	$26.03
February 2	438,709	11,500	26.21
March 2	3,361,013	88,725	26.40
Total issuance of shares	8,964,062	$234,678

The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances during the three months ended March 31, 2025:

	For the three months ended March 31, 2025
Share Issuance Date	Shares Issued	Amount	Offering Price
January 2	1,191,393	$30,975	$25.74
February 3	2,949,039	77,358	25.98
March 3	2,030,616	53,745	26.21

Distributions

On March 24, 2026, the Board declared a distribution on the Shares, which was paid on April 30, 2026 to shareholders of record as of the close of business on March 30, 2026 (the “Q1 2026 Distribution”). The amount of the Q1 2026 Distribution equaled $0.59 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 608,290 Shares were issued in April 2026 in connection with the Company’s DRIP for the Q1 2026 Distribution.

The following table identifies distributions declared for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 24, 2026	March 30, 2026	April 30, 2026	$0.59	$47,541

The following table identifies distributions declared for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 25, 2025	March 28, 2025	April 30, 2025	$0.67	$27,750
May 7, 2025	June 27, 2025	August 1, 2025	0.64	30,915
August 11, 2025	September 29, 2025	October 31, 2025	0.61	35,321
November 11, 2025	December 30, 2025	January 30, 2026	0.605	43,330

During the three months ended March 31, 2026 and March 31, 2025, the Company issued 669,099 and 425,274 Shares in connection with the DRIP for an aggregate amount of $17,420 and $11,057, respectively.

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

On February 4, 2026, the Company offered to purchase up to 3,580,981 Shares at a purchase price equal to the NAV per Share as of March 31, 2026 (the “February 2026 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the February 2026 Repurchase Offer. The February 2026 Repurchase Offer expired on March 4, 2026 and no Shares were tendered by the Company's direct shareholders in connection with the February 2026 Repurchase Offer.

During the three months ended March 31, 2026, the Company did not repurchase any Shares pursuant to its discretionary share repurchase program.

During the three months ended March 31, 2025, the Company repurchased 288,512 Shares pursuant to its discretionary share repurchase program.

The following table summarizes the capital activity during the period noted:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Shares outstanding as of December 31, 2025 and 2024, respectively	71,614,193	35,246,926

Shares issued in Private Offerings	8,294,963	5,745,774
Shares issued in connection with DRIP	669,099	425,274
Shares repurchased	—	(288,512)

Shares outstanding as of March 31, 2026 and 2025, respectively	80,578,255	41,129,462

10. Financial Highlights

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Per share data:
Net asset value, beginning of period	$26.03	$26.00
Net investment income (loss)(1)	0.57	0.67
Realized and unrealized gain (loss) on investment transactions(2)	(0.09)	0.01
Total from operations	0.48	0.68
Distributions from net investment income	(0.59)	(0.67)
Distributions from net realized capital gains/losses	—	—
Total increase (decrease) in net assets	(0.11)	0.01
Net asset value, end of period	$25.92	$26.01

Shares outstanding, end of period	80,578,255	41,129,462
Total return(3)	1.84%	2.62%
Ratios / supplemental data
Ratio of gross expenses to average net assets(4)(5)(7)(8)(9)	1.63%	1.85%
Ratio of net expenses to average net assets(4)(5)(6)(7)(8)(9)	1.63%	1.92%
Ratio of net investment income (loss) to average net assets(4)(5)(9)	2.24%	2.66%
Net assets, end of period (in thousands)	$2,088,932	$1,069,798
Weighted average shares outstanding	78,223,814	39,286,807
Portfolio turnover rate(9)	5.68%	3.02%

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
(6)
Ratio of net expenses to average net assets is computed using total expenses, including the effects of expense support payments (recoupments), which represented 0.00% and (0.07)% on average net assets for the three months ended March 31, 2026 and March 31, 2025, respectively.
(7)
Ratio of gross expenses to average net assets and ratio of net expenses to average net assets are inclusive of the income incentive fee and capital gains-based incentive fee. The income incentive fee ratio and capital gains-based incentive fee are 0.18% and 0.00%, respectively, for the three months ended March 31, 2026. The income incentive fee ratio and capital gains-based incentive fee are 0.22% and 0.00%, respectively, for the three months ended March 31, 2025.
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

11. Subsequent Events

The Company’s management has evaluated events subsequent to March 31, 2026 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.

On April 1, 2026, the Company sold 9,773,649 Shares in the Private Offering pursuant to Subscriptions Agreements entered into with the participating investors for aggregate consideration of $253.4 million.

On April 6, 2026, SPV Facility I and the Company executed a termination agreement (the “Termination Agreement”), terminating the MassMutual SPV I Facility and the related loan documents. Prior to the expiration of the reinvestment period under the MassMutual SPV I Facility on April 3, 2026 (after which no additional borrowings were permitted to be drawn under the MassMutual SPV I Facility), SPV Facility I had no outstanding borrowings under the MassMutual SPV I Facility. On April 6, 2026, SPV Facility I paid all remaining fees under the MassMutual SPV I Facility, and upon execution of the Termination Agreement, all related security interests, liens in favor of any secured party thereunder, and all obligations thereunder, were released and terminated.

On May 1, 2026, the Company offered to purchase up to 4,028,912 Shares at a purchase price equal to the NAV per Share as of June 30, 2026 (the “May 2026 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the May 2026 Repurchase Offer. The May 2026 Repurchase Offer is set to expire on May 29, 2026.

On May 7, 2026, the Board declared a distribution on the Shares equal to an aggregate amount up to (i) the Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended June 30, 2026 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q2 2026 Distribution”). The Q2 2026 Distribution is payable on July 31, 2026 to shareholders of record as of the close of business on June 29, 2026. The final amount of the Q2 2026 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q2 2026 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

The Company received approximately $148.1 million of subscriptions effective May 1, 2026 in connection with its monthly closing for the Private Offering.

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

The forward-looking statements in this Report relate to future events or the Company’s future performance or financial condition, are not guarantees, and involve numerous risks and uncertainties. Some of these risks and uncertainties are beyond our control and difficult to predict and could cause actual events or results to differ materially from those expressed or forecasted in the forward-looking statements, including, but not limited to, those described in “Risk Factors” in Part II, Item 1A of this Report, in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and the below items:

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
•
risks associated with the demand for liquidity under our share repurchase program and the continued approval of quarterly tender offers by the Board;
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

Under normal circumstances, we invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in Private Credit, primarily through our lending strategy and underlying funds strategy, each as discussed more fully in “Item 1. Business” in our annual report on Form 10-K for the fiscal year ended December 31, 2025. Except as otherwise disclosed in this Report, we may modify or waive our investment objectives and any of our investment policies, restrictions, strategies, and techniques without prior notice and without shareholder approval. However, absent requisite shareholder approval under the 1940 Act, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. If we change our 80% Private Credit test, we will provide shareholders with at least 60 days advance notice of such change.

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

Please refer to “Item 1. Business” of our annual report on Form 10-K for the fiscal year ended December 31, 2025 more information on the Company and its investment objectives and strategy.

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

The Advisor also serves as the Company’s administrator pursuant to the Administration Agreement and performs certain administrative, accounting and other services for the Company. In consideration of these administrative services, the Company pays the Advisor the Administration Fee in an amount up to 0.175% on an annualized basis of the Company’s net assets (prior to April 1, 2026, the Administration Fee was equal to 0.20% of the Company’s net assets on an annualized basis, and prior to March 25, 2025, the Administration Fee was equal to 0.30% of the Company’s net assets on an annualized basis). The Administration Fee is calculated based on the Company’s month-end NAV (as of the close of business on the last calendar day of the applicable month) and payable monthly in arrears. The Administration Fee is an expense paid out of the Company’s net assets. The Advisor may delegate or sub-contract certain of its services under the Administration Agreement to other entities, including a sub-administrator, and has done so as described below.

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

Private Offering

We are conducting the continuous Private Offering of Shares in reliance on the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and/or pursuant to Regulation S under the Securities Act, in connection with which we have entered into, and expect to continue to enter into, Subscription Agreements with investors. Investors whose subscriptions for Shares are accepted by the Company will be admitted as members of the Company following payment of their capital contribution to the Company, pursuant to the terms of the Limited Liability Company Agreement. See “Item 1. Business – Private Offering of Shares” in our annual report on Form 10-K for the fiscal year ended December 31, 2025 for more information.

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

We have reimbursed the Advisor, for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement and Advisory Agreement or otherwise. As of June 30, 2025, all expenses have been fully recouped and paid back to the advisor. Additionally, on April 3, 2026, the Expense Limitation Agreement lapsed without being extended; therefore the agreement has been terminated.

Portfolio Composition

The total fair value of our investment portfolio was $3,313,853 and $3,008,628 as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the Company had 1,324 investments in 404 portfolio companies across 47 industries and one money market fund with an aggregate cost of $91,695. As of December 31, 2025, the Company had 1,244 investments in 390 portfolio companies across 46 industries and one money market fund with an aggregate cost of $145,625.

As of March 31, 2026, the Company's investment portfolio consisted of the following investments:

	March 31, 2026
		% of Total		% of Total
	Cost	Investments	Fair Value	Investments
First Lien Senior Secured	$3,231,042	97.30%	3,219,176	97.15%
Subordinated Notes	40,623	1.22%	39,889	1.20%
Preferred Equity	1,989	0.06%	436	0.01%
Limited Partnership Interests	47,224	1.42%	54,352	1.64%
Total investments	$3,320,878	100.00%	$3,313,853	100.00%

As of December 31, 2025, the Company's investment portfolio consisted of the following investments:

	December 31, 2025
		% of Total		% of Total
	Cost	Investments	Fair Value	Investments
First Lien Senior Secured	$2,908,938	96.70%	2,903,414	96.50%
Second Lien Senior Secured	5,440	0.18%	5,460	0.18%
Subordinated Notes	48,779	1.62%	49,318	1.64%
Preferred Equity	1,989	0.07%	499	0.02%
Limited Partnership Interests	43,092	1.43%	49,937	1.66%
Total investments	$3,008,238	100.00%	$3,008,628	100.00%

Investment Activity

During the three months ended March 31, 2026, we made new and additional portfolio company investments totaling $488,895 at amortized cost and $180,195 in loans were repaid or sold at amortized cost.

Total portfolio investment activity for the three months ended March 31, 2026 was as follows:

	First Lien Senior Secured	Second Lien Senior Secured	Subordinated Notes	Preferred Equity	Limited Partnership Interests	Total
Balance at fair value as of December 31, 2025	$2,903,414	$5,460	$49,318	$499	$49,936	$3,008,627
Net Purchases(1)(4)	473,416	—	8,401	—	7,078	488,895
Net Sales, Exits and Repayments(2)(3)(4)	(155,124)	(5,453)	(16,632)	—	(2,993)	(180,202)
PIK	1,480	—	—	—	—	1,480
Accreted Discounts / Amortized Premiums	2,391	2	74	—	1	2,468
Net Change in Unrealized Appreciation / (Depreciation)	(6,401)	(9)	(1,272)	(63)	330	(7,415)
Balance at fair value as of March 31, 2026	$3,219,176	$—	$39,889	$436	$54,352	$3,313,853

(1) Purchases may include investments received in corporate action and restructurings.

(2) Sales may include investments sold or repaid in corporate action and restructurings.

(3) Sales may include dividends received and treated as return of capital adjustments for Subordinated Notes and Limited Partnership Interests

(4) Purchases and Sales may include amounts reclassified between investment categories

During the three months ended March 31, 2025, we made new and additional portfolio company investments totaling $370,033 at amortized cost and $54,168 in loans were repaid or sold at amortized cost.

Total portfolio investment activity for the three months ended March 31, 2025 was as follows:

	First Lien Senior Secured	Second Lien Senior Secured	Subordinated Notes	Limited Partnership Interests	Total
Balance at fair value as of December 31, 2024	$1,532,465	$4,467	$4,994	$28,614	$1,570,540
Net Purchases	364,174	1,041	2,081	2,737	370,033
Net Sales, Exits and Repayments	(54,152)	(16)	—	—	(54,168)
PIK	589	—	—	—	589
Accreted Discounts / Amortized Premiums	1,549	31	—	(2)	1,578
Net Change in Unrealized Appreciation / (Depreciation)	(1,059)	(25)	136	1,056	108
Balance at fair value as of March 31, 2025	$1,843,566	$5,498	$7,211	$32,405	$1,888,680

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

As of March 31, 2026, the Company had certain investments in three portfolio companies that were on non-accrual status. The amortized cost of investments on non-accrual status as of March 31, 2026 was $10,413. As of December 31, 2025, the Company had certain investments in two portfolio companies that were on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2025 was $8,417.

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

Consolidated Results of Operations

Comparison of operating results for the three months ended March 31, 2026 and March 31, 2025

Set forth below is a comparison of the results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Total investment income	$77,426	$45,603
Less: Net expenses	(32,683)	(19,123)
Net investment income	44,743	26,480
Net change in unrealized appreciation (depreciation)	(7,415)	108
Net increase (decrease) in net assets resulting from operations	$37,328	$26,588

Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful. The net change in unrealized appreciation (depreciation) for three months ended March 31, 2026 and March 31, 2025, were largely driven by changes in market-implied spreads across new issuance and secondary trading.

For the three months ended March 31, 2026, interest income from portfolio companies was $75,080, as compared to $45,108 for the three months ended March 31, 2025. For the three months ended March 31, 2026, PIK income was $943, as compared to $495 for the three months ended March 31, 2025.

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
Interest income	$75,080	$45,108
Payment-in-kind	943	495
Dividend income	1,403	—
Total Investment Income	$77,426	$45,603

In the table above, the change in total investment income for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily driven by an increase in the average amount of investments between the periods (at fair value), partially offset by a lower weighted average yield on the portfolio compared to the three months ended March 31, 2025. For the three months ended March 31, 2026, weighted average yield of investments at fair value is 9.5%, compared to 10.3% for the three months ended March 31, 2025. The size of our investment portfolio at fair value was $3,313,853 as of March 31, 2026, as compared to $1,888,680 as of March 31, 2025.

We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.

Expenses

Expenses were as follows for the period indicated:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Expenses
Interest expense	$20,227	$11,588
Management fee	5,057	2,528
Income incentive fee	3,626	2,148
Capital gains-based incentive fee	(46)	9
Professional fees	1,354	569
Administration fee	1,025	749
Directors' fees	119	38
Custody fees	94	69
Legal fees	77	102
Other expenses	1,150	592
Total expenses	$32,683	$18,392
Less expense (recoupment) support payments (to) by the Advisor	-	(731)
Net expenses	$32,683	$19,123

Interest Expense

Interest expense, including amortization of debt issuance costs and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items, increased to $20,227 for the three months ended March 31, 2026 from $11,588 for the three months ended March 31, 2025. This was primarily driven by an increase in our average principal of debt outstanding, partially offset by a decrease in our weighted average interest rate on our borrowings relative to the prior year. Our debt outstanding (net of unamortized debt issuance costs) increased to $1,271,351 as of March 31, 2026 from $1,267,485 as of December 31, 2025. See Note 4 “Borrowings” to our consolidated financial statements included in this Report for more information regarding the weighted average interest rate on total borrowings during each period.

Management Fee

The management fee was $5,057 and $2,528 for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to an increase in average net assets for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. For more information on base management fee, including terms thereof, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.

Income Incentive Fee

The income incentive fee was $3,626 and $2,148 for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income between periods. For more information on incentive fee, including terms thereof, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.

Professional Fees, Administration Fee and Other Expenses

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the administration of the Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services related to our offering materials. Professional fees were $1,354 and $569 for the three months ended March 31, 2026 and 2025, respectively. The increase in professional fees was primarily due to an increase in total assets and related costs of servicing a larger investment portfolio.

Administration fee represents fees paid to the Advisor for certain administrative, accounting and other services performed for the Company under the administration agreement. In consideration of these administrative services, the Company pays the Advisor the Administration Fee in an amount up to 0.175% on an annualized basis of the Company’s net assets (prior to April 1, 2026, the Administration Fee was equal to 0.20% of the Company’s net assets on an annualized basis, and prior to March 25, 2025, the Administration Fee was equal to 0.30% of the Company’s net assets on an annualized basis). Administration fees were $1,025 and $749 for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to an increase in net assets.

Other expenses include insurance, filing, research, subscriptions and other costs. Organizational costs include expenses incurred in our initial formation.

Expense Support Reimbursements

For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Advisor incurred Other Operating Expenses of $1,076, and organizational costs of $1,296, on behalf of the Company, which were subject to recoupment pursuant to the terms of the Amended Expense Limitation Agreement, prior to its expiration on April 3, 2026. For the three months ended March 31, 2026 and March 31, 2025, we made recoupment payments to the Advisor of $0 and $731, respectively. As of June 30, 2025, all expenses have been fully recouped and paid back to the advisor. See Note 3 “Related Party Transactions” and Note 8 “Commitments and Contingencies” to our consolidated financial statements included in this Report for further information.

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

See “Item 1. Business – Private Offering of Shares” of our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 9 “Net Assets” to our consolidated financial statements included in this Report for further information regarding the Private Offering and the details of our issuance of Shares during the three months ended March 31, 2026 and during the fiscal year ended December 31, 2025.

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

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our investment company taxable income. See “Item 1. Business – Certain U.S. Federal Income Tax Considerations” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

See “Item 5. Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities” of our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 9 “Net Assets” to our consolidated financial statements included in this Report for further information regarding the our distribution strategy and the details of our distributions declared during the three months ended March 31, 2026 and fiscal year ended December 31, 2025.

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

Under the share repurchase program, to the extent we offer to repurchase Shares in any particular quarter, we expect to repurchase Shares using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”). Shareholders should keep in mind that if they tender Shares in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Shares, the Company may repurchase such Shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Shares repurchased (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. This Early Repurchase Deduction will also generally apply to minimum account repurchases, discussed below. Shares may be sold to certain feeder vehicles primarily created to hold the Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. We may also, from time to time, waive the Early Repurchase Deduction in certain other circumstances, as disclosed in “Item 1. Business – Share Repurchase Program” in our annual report on Form 10-K for the fiscal year ended December 31, 2025 for more information.

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

See “Item 1. Business – Share Repurchase Program” in in our annual report on Form 10-K for the fiscal year ended December 31, 2025 and Note 9 “Net Assets” to our consolidated financial statements included in this Report for further information regarding the our discretionary share repurchase program and the details of our share repurchase activity during the three months ended March 31, 2026 and 2025.

Cash Flows

As of March 31, 2026 we had $106,335 in cash and cash equivalents and restricted cash and restricted cash equivalents. During the three months ended March 31, 2026, we used $257,597 in cash for operating activities, primarily as a result of funding of portfolio investments of $488,895, partially offset by sales, exits and repayments of portfolio investments of $180,202, and other operating activities of $51,097. Cash provided by financing activities was $194,138 during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $215,158 and borrowings of $406,661 under our financing arrangements, partially offset by distributions paid and repurchase of shares of $26,052 and repayments of borrowings, including debt issuance costs paid of $401,629.

As of March 31, 2025 ,we had $42,897 in cash and cash equivalents and restricted cash and restricted cash equivalents. During the three months ended March 31, 2025, we used $300,368 in cash for operating activities, primarily as a result of funding of portfolio investments of $370,033, partially offset by sales, exits and repayments of portfolio investments of $54,168, and other operating activities of $15,497. Cash provided by financing activities was $312,021 during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $151,021 and borrowings of $419,000 under our financing arrangements, partially offset by distributions paid and repurchase of shares of $13,639 and repayments of borrowings, including debt issuance costs paid of $244,361.

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

Under the provisions of the 1940 Act, following approval from our initial shareholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, which approval became effective on January 21, 2023, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any shares of preferred stock that we may issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. As of March 31, 2026 and December 31, 2025, our asset coverage ratio, as defined under the 1940 Act, was 261.8% and 245.0%, respectively.

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

As of March 31, 2026 and December 31, 2025, the Company had outstanding borrowings (net of unamortized debt issuance costs) of $1,271,351 and $1,267,485, respectively. For additional information on our debt obligations see Note 4 “Borrowings” to our consolidated financial statements included in this Report.

We also use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities, and have designated certain interest rate swaps to be in a hedge accounting relationship. For additional disclosure regarding our derivative instruments designated in a hedge accounting relationship see our consolidated Schedule of Investments as of March 31, 2026 included in this Report and Note 4 “Borrowings” to our consolidated financial statements included in this Report.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2026 and 2025.

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

We have also identified revenue recognition as a critical accounting policy. See “Note 2. Significant Accounting Policies” to our consolidated financial statements included in this Report for more information regarding the Company’s most significant accounting policies, including those relating to the valuation of its investment portfolio and revenue recognition. These significant accounting policies should be read in conjunction with the Company’s consolidated financial statements in this Report and with “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

As of March 31, 2026 and December 31, 2025, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 158.9% and 161.6%, respectively, of our total net assets.

Contractual Obligations and Off-Balance Sheet Arrangements

We have entered into certain contracts under which we may have material future commitments. We have entered into each of the Advisory Agreement and the Administration Agreement with the Advisor to provide us with investment advisory services and administrative services. Payments for investment advisory services under the Advisory Agreement and payment of the Administration Fee under the Administration Agreement are described in “Item 1. Business – Management Agreements” of our Annual Report on Form

10-K for the year ended December 31, 2025 and “Note 3. Related Party Transactions” to our consolidated financial statements included in this Report.

Under the Sub-Advisory Agreement, the Advisor has engaged SGEAIL to provide certain ongoing, non-discretionary investment advice and services to the Advisor in regard to the Advisor’s management of the Company, in exchange for which the Sub-Advisor will receive from the Advisor 20% of the Base Management Fee and Incentive Fee payable to the Advisor by the Company.

In addition, we were party to the Amended Expense Limitation Agreement with the Advisor, which expired subsequent to quarter end on April 3, 2026 without extension of the Limitation Period thereunder. See “Note 3. Related Party Transactions” to our consolidated financial statements included in this Report for more information. As of March 31, 2026 and December 31, 2025, the Company had $0 and $0, respectively, in expenses subject to recoupment by the Advisor.

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

As of March 31, 2026, we have contractual unfunded commitments to provide additional funding of $20,274 in connection with our investments in Underlying Funds.

As of March 31, 2026 and December 31, 2025, we had the following outstanding commitments to investments in loans, which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, we believe we have adequate financial resources to satisfy such commitments.

Investments	March 31, 2026	December 31, 2025
3 Step Sports LLC Delayed Draw Term Loan	$518	$527
AAH Topco, LLC Class C Delayed Draw Term Loan	3,105	4,142
Accelevation LLC Delayed Draw Term Loan	1,323	1,323
Accelevation LLC Initial Term Loan	—	—
Accelevation LLC Revolving Credit Loan	1,651	2,064
Accent Building Materials Holdings LLC Term B Delayed Term Loan	122	122
Accordion Partners LLC Delayed Draw Term Loan	—	—
Accordion Partners LLC Initial Term Loan	—	—
Accordion Partners LLC Revolving Loan	1,217	1,217
Accordion Partners LLC Second Amendment Term B-2 Loan	—	—
Accurate Background, LLC Fourth Amendment Incremental Term Loan	—	—
ACP Avenu Buyer, LLC Delayed Term Loan	458	458
ACP Avenu Buyer, LLC Revolving Credit	428	428
ACP Falcon Buyer, Inc. Revolving Loan	333	333
ACP Falcon Buyer, Inc. Term Loan	—	—
ACP Oak Buyer, Inc. 2025 Refinancing Revolving Loan	2,041	2,041
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	—	—
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	—	454
ACP Oak Buyer, Inc. Sixth Amendment Term Loan	—	—
Advanced Medical Management, LLC Revolving Credit Loan	502	803
Advanced Web Technologies Holding Company Revolving Credit Loan	342	342
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Term A Loan	—	—
AFC-Dell Holding Corp. Revolving Loan B	110	128
AI Fire Buyer, Inc. Delayed Draw Term Loan	—	—
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	—	—

Investments	March 31, 2026	December 31, 2025
AKAM Buyer, Inc. Delayed Draw Term Loan	2,333	—
AKAM Buyer, Inc. Revolving Loan	892	—
Alera Group, Inc. Delayed Draw Term Loan	439	—
Alkeme Intermediary Holdings, LLC Eleventh Amendment Delayed Draw Term Loan	789	1,862
Alkeme Intermediary Holdings, LLC Revolving Credit	266	266
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	—	5,548
Allworth Financial Group, L.P. Revolving Loan	618	618
Ambient Enterprises Holdco LLC Delayed Draw Term B Loan	350	971
Ambient Enterprises Holdco LLC Delayed Draw Term C Loan (First Lien)	1,355	1,355
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	625	—
Ambient Enterprises Holdco LLC Revolving Loan	952	952
Ambient Enterprises Holdco LLC Third Amendment Term Loan (First Lien)	—	—
AmerCareRoyal, LLC Delayed Draw Term Loan A	1,867	1,867
AmerCareRoyal, LLC Term Loan	—	—
AmerCareRoyal, LLC U.S. Revolving Credit	467	768
American Family Care, LLC Revolver	1,084	1,084
American Family Care, LLC Second Amendment Delayed Draw Term Loan	3,613	3,613
AmeriLife Holdings LLC 2024 Revolving Loan	1,358	1,358
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	3,289	3,289
AMEX Holding III Corp Term Loan	—	—
Amplify Buyer, Inc. Term Loan	—	—
Anaplan, Inc. Fourth Amendment Term Loan	—	—
Any Hour LLC Delayed Term Loan	—	1,876
Any Hour LLC Revolving Credit	92	166
Any Hour LLC Term Loan	—	—
Apex Dental Partners, LLC Delayed Draw Term Loan	1,395	1,654
Apex Dental Partners, LLC Revolving Credit	813	813
Apex Dental Partners, LLC Term Loan	—	—
Apex Dental Partners, LLC Term Loan	—	—
Apex Service Partners, LLC Incremental Delayed Term Loan	564	—
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	—	—
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	—	—
Apex Service Partners, LLC 2024 Term Loan	—	—
Apex Service Partners, LLC Revolving Credit Loan	89	121
Apex Service Partners, LLC Revolving Credit Loan	164	223
Apex Service Partners, LLC Second Amendment Incremental Delayed DrawTerm Loan	—	768
Apex Service Partners, LLC Second Amendment Incremental Term Loan	—	—
Apex Service Partners, LLC Third Amendment Incremental Delayed Draw Term Loan	3,841	4,329
Aprio Advisory Group, LLC 2025-2 Incremental Delayed Draw Term Loan	22,065	11,311
Aprio Advisory Group, LLC Delayed Draw Term Loan 1	—	10,753
Aprio Advisory Group, LLC Revolving Loan	623	935
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	55	2,461
Aptean Acquiror Inc. Initial Term Loan	—	—
Aptean Acquiror Inc. Revolving Credit	557	516
Aptive Environmental, LLC Delayed Draw Term Loan	731	731
Aptive Environmental, LLC Initial Revolving Loan	1,463	1,463
Aptive Environmental, LLC Initial Term Loan	—	—
Archer Lewis, LLC Delayed Draw Term Loan B	20	20
Arcline Liberty Buyer LLC Delayed Draw Term Loan	2,254	2,254
Arcline Liberty Buyer LLC Revolving Loan	1,503	1,503
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	141	141
Arctic Holdco, LLC Initial Refinancing Revolving Loan	166	203
Arcticom Group Delayed Draw Term Loan D	—	—
Arcticom Group Delayed Draw Term Loan D	—	—
Arden Insurance Services LLC Revolving Credit	340	1,190
Arden Insurance Services LLC Term A Loan	—	—

Investments	March 31, 2026	December 31, 2025
Arden Insurance Services LLC Term A Loan	—	—
Argano, LLC 2nd Amendment Delayed Draw Term Loan	494	2,000
Argano, LLC Initial Term Loan	—	—
Argano, LLC Revolving Credit Loan	411	411
Argano, LLC Second Amendment Delayed Draw Term Loan	1,655	—
Artivion, Inc. Delayed Draw Term Loan	—	—
Artivion, Inc. Second Amendment Delayed Draw Term Loan	836	836
ASP Global Holdings, LLC Delayed Draw Term Loan	616	616
ASP Global Holdings, LLC Initial Term Loan	—	—
ASP Global Holdings, LLC Revolving Loan	—	108
Assembled Intelligence LLC Term Loan	—	—
Associations, Inc. Revolving Loan	434	434
Associations, Inc. Special Purpose Delayed Draw Term Loan	281	308
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	—	169
Atlantic Pipe Services, LLC Delayed Draw Term Loan	2,645	2,645
Atlantic Pipe Services, LLC Initial Term Loan	—	—
Aviation Technical Services, Inc. Revolving Loan	500	500
Aviation Technical Services, Inc. Term Loan	—	—
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	746	746
Axis Portable Air LLC Eighth Amendment Delayed Draw Term Loan	—	5,302
Axis Portable Air, LLC Initial Term Loan	—	—
Axis Portable Air, LLC Revolving Credit Loan	2,931	2,931
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	1,232	—
Badge 21 Midco Holdings LLC Amendment No. 1 Delayed Draw Term Loan	2,021	2,021
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	—	—
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	—	—
Badge 21 Midco Holdings LLC Revolving Loan	1,119	1,182
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	2,293	—
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	—	14
Barricade Holdings LLC Delayed Draw Term Loan	5,414	—
Barricade Holdings LLC First Amendment Term Loan	—	—
BASYS LLC First Amendment Term Loan	—	—
BBG, Inc. Initial Term Loan	—	—
BCDI Rodeo Dental Buyer, LLC Delayed Draw Term Loan	—	—
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	48	290
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,027	1,027
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,258	1,258
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	—	—
BDO USA, P.C. 2025 Term Loan	—	—
Beacon Oral Specialists Management LLC Eighth Amendment Delayed Draw Term Loan	1,923	2,426
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	—	353
Berlin Rosen Acquisition, LLC Revolving Loan	—	235
Berlin Rosen Acquisition, LLC Revolving Loan	—	135
Berlin Rosen Acquisition, LLC Term Loan	—	—
Berlin Rosen Acquisition, LLC Term Loan	—	—
Best Roofing Services LLC Closing Date Term Loan	—	—
Best Roofing Services LLC Revolving Loan	179	179
Big Top Holdings, LLC Term Loan	—	—
Big Top Holdings, LLC Revolving Credit Loan	—	75
Blue River Petcare Group, LLC 2026 Additional Term Loan	—	—
Blue River Petcare Group, LLC 2026 Delayed Draw Term Loan	9,835	—
Blue River Petcare Group, LLC Revolving Loan	1,609	—
BNI Global, LLC Revolving Credit Loan	267	267
Bobcat Purchaser, LLC Term Loan	—	—
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	3,409	—
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-A	—	42

Investments	March 31, 2026	December 31, 2025
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-B	3,199	4,000
Brightmore Brands LLC Original Term Loan	—	—
Bristol Hospice, L.L.C. Initial Term Loan	—	—
Bristol Hospice, L.L.C. Revolving Credit Loan	1,394	1,394
C3 AcquisitionCo, LLC Delayed Draw Term Loan	—	1,053
C3 AcquisitionCo, LLC Initial Term Loan	—	—
C3 AcquisitionCo, LLC Revolving Loan	363	363
Campany Roof Maintenance, LLC Delayed Draw Term Loan	—	—
Campany Roof Maintenance, LLC Delayed Draw Term Loan	—	—
Capitol Imaging Acquisition Corp. Closing Date Term Loan	—	—
Capitol Imaging Acquisition Corp. Closing Date Term Loan	—	—
Capitol Imaging Acquisition Corp. Closing Date Term Loan	—	—
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	607	607
Capitol Imaging Acquisition Corp. Revolving Loan	386	607
CARDS Acquisition, Inc. Delayed Draw Term Loan	888	—
Carnegie Dartlet, LLC Delayed Draw Term Loan	—	138
Carnegie Dartlet, LLC Revolving Loan	60	60
Case Works, LLC Delayed Draw Term Loan	—	—
Case Works, LLC Revolving Loan	17	30
Centex Acquisition, LLC Revolving Loan	596	1,191
Centex Acquisition, LLC Term Loan	—	—
Centex Acquisition, LLC Term Loan	—	—
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	125	2,107
Cerity Partners Equity Holding LLC 2025 Term Loan	—	—
Cerity Partners Equity Holding LLC 2025-B Incremental Delayed Draw Term Loan	4,570	4,570
Cerity Partners Equity Holding LLC Initial Revolving Loan	896	1,254
Chef Merito, LLC Delayed Draw Term Loan B	—	—
Chef Merito, LLC Delayed Draw Term Loan C	—	—
Chef Merito, LLC Delayed Draw Term Loan C	—	—
Chef Merito, LLC Second Amendment Term Loan A	—	—
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	569	—
Cherry Bekaert Advisory LLC Sixth Amendment Delayed Term Loan	—	309
Choice Financial Group Acquisition, Inc. Delayed Draw Term C Loan	7,517	10,857
Chronicle Parent, LLC Delayed Draw Term Loan	4,425	3,284
Chronicle Parent, LLC Revolving Credit Loan	1,706	1,193
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	224	240
Computer Services, Inc. 2025-1 Delayed Draw Term Loan	185	185
Computer Services, Inc. 2025-2 Delayed Draw Term Loan	43	43
Computer Services, Inc. Delayed Draw Term Loan	1,138	—
Cooper’s Hawk Intermediate Holding, LLC Delayed Draw Term Loan	1,080	1,697
Cooper’s Hawk Intermediate Holding, LLC Revolving Loan	1,080	926
Cornerstone Advisors of Arizona, LLC Initial Revolving Loan	—	823
Costanzo's Bakery, LLC Delayed Term Loan	1,166	—
Coupa Holdings, LLC Delayed Draw Term Loan	1,134	—
Coupa Holdings, LLC Revolving Credit Loan	851	—
Creek Parent, Inc. Initial Term Loan	—	—
Creek Parent, Inc. Initial Term Loan	—	—
Creek Parent, Inc. Revolving Credit	2,024	2,024
Crete PA Holdco, LLC Delayed Draw Term Loan	—	—
Crete PA Holdco, LLC Revolving Loan	1,395	1,395
Crete PA Holdco, LLC Second Delayed Draw Term Loan	—	2,791
Crete PA Holdco, LLC Third Delayed Draw Term Loan	2,260	2,791
CRH Healthcare Purchaser, Inc. Delayed Draw Term Loan	3,103	3,103
CRH Healthcare Purchaser, Inc. Revolving Loan	1,241	1,241
CSG Buyer, Inc. Delayed Draw Term Loan	1,105	1,105
CSG Buyer, Inc. Initial Term Loan	—	—

Investments	March 31, 2026	December 31, 2025
CSG Buyer, Inc. Revolving Loan	295	368
CT Technologies Intermediate Holdings, Inc. 2025-B Incremental Term Loan	—	—
CT Technologies Intermediate Holdings, Inc. 2025-B Special Purpose Delayed Draw Term Loan	376	376
CUB Financing Intermediate, LLC Delayed Draw Term Loan	—	19,627
Curio Brands, LLC Initial Term Loan	—	—
Curio Brands, LLC Multi Draw Term Loan	2,105	2,105
Curio Brands, LLC Revolving Loan	1,052	1,052
Currier Plastics Acquisition, LLC Closing Date Term A Loan	—	—
Currier Plastics Acquisition, LLC Delayed Draw Term A Loan	3,068	—
Currier Plastics Acquisition, LLC Revolving Loan	1,227	—
CVAUSA Management, LLC Delayed Draw Term Loan	7,488	7,488
CVAUSA Management, LLC Primary Delayed Draw Term Loan	—	—
CVAUSA Management, LLC Revolving Loan	350	350
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	809	—
Danforth Global, Inc. Fifth Amendment Additional Term Loan	—	—
Danforth Global, Inc. Revolving Credit Loan	417	521
Danforth Global, Inc. Term Loan	—	—
Danforth Global, Inc. Term Loan	—	—
DCCM, LLC Delayed Draw Term Loan	4,667	4,667
DCCM, LLC Initial Term Loan	—	—
DCCM, LLC Initial Term Loan	—	—
DCCM, LLC Revolving Credit Loan	1,867	1,867
DecisionPoint Technologies, Inc. Second Amendment Incremental Term Loan	—	—
Demakes Borrower, LLC Delayed Draw Term Loan	—	—
Denali Intermediate Holdings, Inc. Revolving Credit Loan	1,578	1,578
Denali Topco LLC Effective Date Delayed Draw Term Loan	3,689	3,689
Denali Topco LLC Revolving Loan	1,770	1,770
Dentive, LLC Revolving Loan	353	353
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	—	—
DermCare Management, LLC Revolving Loan	—	—
Designs for Health, Inc. Initial Revolving Facility Loan (First Lien)	3,891	3,891
Designs for Health, Inc. Initial Term B Loan (First Lien)	—	—
Digicert, Inc. Revolver	1,212	1,212
DigiCert, Inc. Seventh Amendment Specified Refinancing Term B1 Loan	—	—
Discovery SL Management, LLC Delayed Draw Term Loan B	267	292
Discovery SL Management, LLC Delayed Draw Term Loan C	713	713
Discovery SL Management, LLC Revolving Credit Loan	332	332
Diversis Tempo HoldCo, LLC Initial Term Loan	—	—
DOXA Insurance Holdings LLC Delayed Draw Term Loan	—	—
Duke's Root Control, Inc. Initial Term Loan	—	—
Duke's Root Control, Inc. Initial Term Loan	—	—
Duke's Root Control, Inc. Revolving Loan	509	509
Duke's Root Control, Inc. Second Amendment Incremental Term Loan	—	—
Durare Bidco, LLC Delayed Draw Term Loan	—	3,409
Durare Bidco, LLC Initial Term Loan	—	—
Durare Bidco, LLC Revolving Credit Loan	1,636	1,636
Dwyer Instruments, LLC Delayed Draw Term Loan	1,130	—
Dwyer Instruments, LLC First Amendment Delayed Draw Term Loan	—	—
Dwyer Instruments, LLC Fourth Amendment Delayed Draw Term Loan	—	—
Dwyer Instruments, LLC Revolving Loan	1,277	1,089
Dwyer Instruments, LLC Third Amendment Delayed Draw Term Loan	—	—
Dwyer Instruments, LLC Third Amendment Incremental Term Loan	—	—
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	4,321	—
EdgeCo Buyer, Inc. Delayed Draw Term C Loan	—	—
EdgeCo Buyer, Inc. Delayed Draw Term E Loan	—	1,024

Investments	March 31, 2026	December 31, 2025
EdgeCo Buyer, Inc. Revolving Loan	588	654
Einstein Parent, Inc. Revolving Loan	1,002	1,002
Elder Care Opco LLC Delayed Draw Term Loan	2,364	2,364
Elder Care Opco LLC Initial Term Loan	—	—
Elder Care Opco LLC Revolving Loan	709	709
Empower Payments Investor, LLC Third Amendment Delayed Draw Term Loan	—	2,395
Emergency Care Partners, LLC Ninth Amendment Delayed Draw Term Loan	53	—
Emergency Care Partners, LLC Ninth Amendment Revolving Loan	75	—
Engineering Resource Group Buyer, LLC Delayed Draw Term Loan	157	1,572
Engineering Resource Group Buyer, LLC Revolving Loan	79	786
Enverus Holdings, Inc. Revolving Loan	823	—
Enverus Holdings, Inc.Delayed Draw Term Loan	19,627	—
Epika Fleet Services, Inc. Delayed Draw Term B Loan	—	1,071
Epika Fleet Services, Inc. Second Amendment Delayed Draw C Loan	8,190	—
Equinox Buyer, LLC Revolving Credit Loan	733	733
Ergotron Acquisition, LLC Initial Term Loan	—	—
ES Ventures LLC Incremental Term Loan	—	—
ES Ventures LLC Term A Loan	—	—
ESCP DTFS INC. Term Loan	—	—
ESCP DTFS INC. Term Loan	—	—
Eskola LLC Delayed Draw Term B Loan	—	4,081
ETE Intermediate II LLC Revolving Loan	220	236
Ethos Risk Services, LLC Delayed Draw Term C Loan	—	—
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	80	80
EVDR Purchaser, Inc. Delayed Draw Term Loan	1,373	1,373
EVDR Purchaser, Inc. Incremental Term Loan	—	—
EVDR Purchaser, Inc. Revolving Credit Loan	563	659
Everbridge Holdings, LLC Closing Date Term Loan	—	—
Everbridge Holdings, LLC Delayed Draw Term Loan	4,805	844
Everbridge Holdings, LLC Revolving Loan	3,161	556
Excel Fitness Consolidator LLC 2025 Repricing Term Loan	—	—
Excel Fitness Consolidator LLC Revolving Credit Loan	110	199
Excel Fitness Holdings, Inc. Delayed Term Loan	1,888	1,888
First Legal Buyer, Inc. Delayed Draw Term Loan	1,361	1,361
First Legal Buyer, Inc. Revolving Loan	745	861
First Legal Buyer, Inc. Term Loan	—	—
First Legal Buyer, Inc. Term Loan	—	—
FMG Suite Holdings, LLC Revolving Credit	22	—
Force Electrical Buyerco, LLC Delayed Draw Term Loan	4,840	5,182
Force Electrical Buyerco, LLC Revolving Credit Loan	629	838
FTAI Infrastructure Inc. Loan	—	—
Fullsteam Operations LLC Delayed Draw Term Loan	3,487	1,138
Fullsteam Operations LLC Initial Term Loan	—	—
Fullsteam Operations LLC Revolving Loan	1,162	379
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,257	3,947
G-A-I Consultants, Inc. Revolving Loan	355	493
Gator Plastic Intermediate Holdings, LLC Revolving Loan	—	737
GC Waves Holdings, Inc. 2023 Replacing Revolving Loan	276	—
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	250	—
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	—	—
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	—	—
GC Waves Holdings, Inc. 2025 Delayed Draw Term Loan	1,145	896
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	1,524	1,524
Gen4 Dental Partners OPCO, LLC Initial Term Loan	—	—
Gen4 Dental Partners OPCO, LLC Revolving Loan	381	381
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	2,358	—

Investments	March 31, 2026	December 31, 2025
GMF Parent, Inc. Term A Loan	—	—
GMF Parent, Inc.Delayed Draw Term Loan A 12/25	1,445	1,445
GMF Parent, Inc.Delayed Draw Term Loan B 12/25	1,300	1,300
GMF Parent, Inc.Revolver 12/25	766	795
Greenwood Operating Group, LLC Revolving Loan	4,214	4,214
GS Acquisitionco, Inc. Eighth Suplemental Delayed Draw Term Loan	645	645
GS Acquisitionco, Inc. Revolving Loan	—	754
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	—	989
Guava Buyer LLC Initial Delayed Draw Term Loan	963	963
Guava Buyer LLC RC Facility Loan	1,720	1,124
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	59	78
Guidepoint Security Holdings, LLC Term Loan A	—	—
Gulf Winds International Acquisition, LLC Term Loan	—	8
Halo Buyer, Inc. Revolving Loan	—	1,143
Hardenbergh Group, Inc., The Fourth Amendment Incremental Term Loan	—	—
Hardenbergh Group, Inc., The Second Amendment Incremental Term Loan	—	—
Harris & Co. LLC Delayed Draw Term A Loan	—	—
Harris & Co. LLC Delayed Draw Term B Loan	—	1
Harris & Co. LLC Delayed Draw Term C Loan	5,114	13,711
Harris & Co. LLC Revolving Loan	—	930
Heads Up Technologies, Inc. Initial Term Loan	—	—
Heads Up Technologies, Inc. Revolving Loan	1,182	1,182
HEC Purchaser Corp. Revolving Loan	781	781
HEC Purchaser Corp. Term Loan A	—	—
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	—	83
Helios Service Partners, LLC Delayed Draw Term Loan Third Amendment	—	—
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	4,423	4,423
Heritage Foodservice Investment, LLC First Amendment Term Loan	—	—
Heritage Foodservice Investment, LLC First Amendment Term Loan	—	—
Heritage Foodservice Investment, LLC Revolving Credit Loan	422	502
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	—	416
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	—	358
HHS Buyer, Inc. First Incremental Amendment Term Loan	—	—
HHS Buyer, Inc. Revolving Loan	2,595	2,595
High Street Buyer, Inc. 2025 Delayed Draw Term Loan	4,349	4,607
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	1,077	—
Hills Distribution, Inc. Amendment No. 2 Incremental Term Loan	—	—
Hills Distribution, Inc. Amendment No.2 Delayed Draw Term Loan	567	567
Hills Distribution, Inc. Delayed Draw Term Loan	—	—
HLSG Intermediate, LLC Delayed Draw Term Loan	2,364	—
HLSG Intermediate, LLC Revolving Credit Loan	945	—
Home Care Assistance, LLC Term Loan	—	—
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	2,554	2,554
HP RSS Buyer, Inc. Second Amendment Delayed Draw Term Loan	—	118
Hultec Buyer, LLC Term Loan A	—	—
ICM Holdco III Corp. Closing Date Term Loan	—	—
Ideal Components Acquisition, LLC Delayed Draw Term Loan	1,776	1,776
Ideal Components Acquisition, LLC Initial Term Loan	—	—
Ideal Components Acquisition, LLC Revolving Credit Loan	1,283	1,283
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	505	784
IG Investments Holdings, LLC 2024 Refinancing Revolving Loan	971	—
IG Investments Holdings, LLC 2024 Refinancing Term Loan	—	—
Igloo Group Parent, Inc. Initial Term Loan	—	—
Improving Holdco, Inc. Revolving Loan (Improving Enterprises)	329	329
Improving Holdco, Inc. Term Loan (Improving Enterprises)	—	—
Improving Holdco, Inc. Term Loan (Improving Enterprises)	—	—

Investments	March 31, 2026	December 31, 2025
Improving Holdco, Inc. Term Loan (Improving Enterprises)	—	—
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Delayed Draw Term Loan	2,987	—
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Third Amendment Revolving Loan	896	—
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	75	—
Inszone Mid, LLC Amendment No. 2 Delayed Draw Term Loan	767	820
Integrated Power Services Holdings, Inc. Tenth Amendment Incremental Term Loan (First Lien)	—	—
Integrated Power Services Holdings, Inc. Initial Revolving Loan (First Lien)	1,467	—
Integrated Power Services Holdings, Inc. Tenth Amendment Incremental Delayed Draw Term Loan (First Lien)	3,023	—
Inventus Power, Inc. Revolving Loan	—	356
IPC Pain Acquisition, LLC Third Amendment Term Loan	—	—
ITS Buyer Inc. Revolving Loan	—	949
Ivy Technology Parent Intermediate III Holdings, LLC Initial Term Loan	—	—
Ivy Technology Parent Intermediate III Holdings, LLC Revolving Loan	834	667
JHCC Holdings LLC 2024-B Incremental Delayed Draw Term Loan	1,781	250
JS Global, LLC Initial Revolving Loan	82	1,000
JS Global, LLC Initial Term Loan	—	—
KabaFusion Parent LLC Revolving Credit Loan	—	1,425
Keg Logistics LLC Initial Term Loan	—	—
Kelso Industries LLC 2026 Incremental Delayed Draw Term Loan	11,414	—
Kelso Industries LLC Initial Term Loan	—	—
Kinetic Purchaser, LLC - Closing Date Term Loan	—	—
Kite Midco II LTD Term Loan B2	1,323	1,323
Kite Midco II LTD Term Loan B2	1,323	1,323
KL Charlie Acquisition Company Eight Amendment Delayed Draw Term Loan	77	—
KL Charlie Acquisition Company Seventh Amendment Delayed Draw Term Loan	141	141
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	—	—
KNPC Holdco, LLC Term Loan	—	—
KNPC Holdco, LLC Tranche D-1 Incremental Term Loan	—	—
KSKI Holdings 2, Inc. Term Loan	—	—
Lakewood Acquisition Corporation Initial Term Loan	—	—
Lakewood Acquisition Corporation Revolving Loan	2,777	2,777
Last Dance Intermediate I(c), LLC 2026 Incremental Delayed Draw Term Loan	11,747	—
LeadVenture, Inc. Delayed Draw Term Loan	1,410	1,598
LeadVenture, Inc. Revolving Loan	—	954
Legitscript LLC Term Loan	—	—
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	—	—
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	562	562
Liberty Purchaser, LLC Third Amendment Delayed Draw Term Loan	16,408	—
Lido Advisors, LLC Delayed Draw Term Loan Seventh Amendment	—	—
Lido Advisors, LLC Eighth Amendment Incremental Delayed Draw Term Loan	324	469
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	—	—
Lido Advisors, LLC Revolving Loan	101	101
Lido Advisors, LLC Seventh Amendment Delayed Draw Term Loan	—	—
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	—	—
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	3,579	3,579
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	459	459
Lighthouse Technologies Holding Corp. Fourth Amendment Incremental Term Loan	—	—
Lighthouse Technologies Holding Corp. Initial Term Loan	—	—
Lighthouse Technologies Holding Corp. Revolving Loan	1,293	1,293
Lindstrom, LLC Initial Revolving Credit Loan	1,637	1,538
LJ Avalon Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	—	6,629
LJ Avalon Holdings, LLC Amendment No. 4 Delayed Draw Term Loan	2,023	—

Investments	March 31, 2026	December 31, 2025
LJ Avalon Holdings, LLC Revolving Credit	1,607	1,607
Loving Tan Intermediate II Inc. Revolving Loan	46	46
Loving Tan Intermediate II Inc. Revolving Loan	218	218
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	260	260
Machine Sciences Corporation Delayed Draw Term Loan	13,000	—
Machine Sciences Corporation Revolving Loan	1,857	—
MB2 Dental Solutions, LLC Initial Term Loan	—	—
MB2 Dental Solutions, LLC Revolving Commitment	287	245
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	—	717
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	—	—
MB2 Dental Solutions, LLC Tranche 3 Delayed Draw Term Loan	1,047	—
MechanAir LLC Delayed Draw Term Loan	5,053	5,053
MechanAir LLC Revolving Loan	639	639
MechanAir LLC Term Loan	—	—
MechanAir LLC Term Loan	—	—
Med Learning Group, LLC Delayed Draw Term Loan	1,259	1,259
Medical Device Inc. Revolving Loan	399	399
Medical Device Inc. Third Amendment Incremental Revolving Loan	522	1,256
Medina Health, LLC Delayed Draw Term Loan	455	—
Medina Health, LLC Revolving Loan	393	393
Medina Health, LLC Term Loan	—	—
Medina Health, LLC_Term Loan	—	—
Medrina, LLC Initial Delayed Draw Term Loan Facility	77	—
Medrina, LLC Revolving Facility	532	532
Medrina, LLC Second Amendment Incremental Delayed Draw Term Loan	4,547	4,547
Medrina, LLC Second Amendment Incremental Term Loan	—	—
MGT Impact Holdings, LLC 2025-1 Delayed Draw Term Loan	2,824	3,498
MGT Impact Holdings, LLC Revolving Credit Loan	113	86
Michael Baker International, LLC Initial Term Loan	—	—
Minds Buyer, LLC Revolving Credit	—	625
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	—	—
MKD Electric, LLC Revolving Loan	221	221
MKD Electric, LLC Term Loan	—	—
MoboTrex, LLC Amendment No. 4 Delayed Draw Term Loan	3,469	3,469
MoboTrex, LLC Revolving Loan	1,069	1,030
Monarch Collective Holdings, LLC Delayed Draw Term Loan	1,943	—
Monarch Collective Holdings, LLC Revolving Credit	313	—
Moonlight Parent, Inc. Delayed Draw Term Loan	2,636	2,636
Moonlight Parent, Inc. Revolving Loan	1,582	1,582
Mountain Parent, Inc. Delayed Draw Term Loan	—	1,166
Mountain Parent, Inc. Revolving Credit Facility	622	622
mPulse Mobile, Inc. Initial Delayed Draw Term Loan	1,385	1,385
mPulse Mobile, Inc. Initial Revolving Loan	2,077	2,077
mPulse Mobile, Inc. Initial Term Loan	—	—
Ne Ortho Management Services, LLC 2025 Incremental Delayed Draw Term Loan	8,160	—
Ne Ortho Management Services, LLC Revolving Loan	680	—
NMI Acquisitionco, Inc. October 2021 Term Loan	—	—
NMI Acquisitionco, Inc. Revolving Loan	332	332
NORA Acquisition, LLC Revolving Credit	214	214
North Haven Spartan US Holdco LLC_Term Loan	—	—
North Haven USHC Acquisition, Inc. Fourth Amendment Term Loan	—	—
North Haven USHC Acquisition, Inc. Revolving Credit Loan	57	—
NS and Associates LLC New Term A Loan	—	—
NS and Associates LLC Revolving Loan (2025)	445	445
NWP Acquisition Holdings, LLC 2026 Delayed Draw Term Loan	2,235	—
NWP Acquisition Holdings, LLC 2026 Term Loan	—	—

Investments	March 31, 2026	December 31, 2025
NWP Acquisition Holdings, LLC Revolving Loan	447	—
NXT Capital CLO 2026-2, Ltd.	5,414	—
Oakbridge Insurance Agency LLC Delayed Draw Term C Loan	109	109
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	—	—
Obra Capital, Inc. Initial Term Loan	—	—
One World Fitness PFF, LLC Initial Term Loan	—	—
Opta Inc. Term Loan	—	—
Optimizely North America Inc. (USD) Revolving Credit	1,232	1,232
OSR Opco LLC Initial Term Loan	—	—
OSR Opco LLC Revolving Loan	951	2,125
OSR Opco LLC Third Amendment Incremental Term Loan	—	—
Owl Cyber Defense Solutions, LLC Revolving Loan	945	605
Owl Cyber Defense Solutions, LLC Term Loan	—	—
P.T. International LLC Delayed Draw Term Loan	—	—
Pacific Purchaser, LLC Delayed Draw Term Loan	—	—
Pacific Purchaser, LLC Revolving Loan	176	176
Packaging Coordinators Midco, Inc. 2025 General Delayed Draw Term Loan	2,193	2,193
Packaging Coordinators Midco, Inc. 2025 Initial Dollar Delayed Draw Term Loan	1,921	1,921
Packaging Coordinators Midco, Inc. 2025 Initial Term Loan	—	—
Packaging Coordinators Midco, Inc. 2025 Revolving Loan	1,841	1,841
Packaging Coordinators Midco, Inc. 2025 Specified Delayed Draw Term Loan	2,140	2,140
Packaging Coordinators Midco, Inc. Specified Interest Delayed Draw Term Loan (Tranche Out)	130	207
PAG Holding Corp. Revolving Loan	—	932
PAI Middle Tier, LLC Revolving Credit Loan	1,531	1,458
Painful Pleasures, LLC Term Loan fka Artifex	—	—
Par Excellence Holdings, Inc. Revolving Loan	71	71
Par Excellence Holdings, Inc. Term B-1 Loan	—	—
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	—	3,133
Pave America Holding, LLC Delayed Draw Term Loan	2,289	2,289
Pave America Holding, LLC Revolving Credit Loan	1,575	1,705
Payscape Buyer, Inc. (NXGEN) Initial Term Loan	—	—
PCS Midco, Inc. Delayed Draw Term Loan	8	9
PCS Midco, Inc. Revolving Credit Loan	19	19
PCS Midco, Inc. Third Amendment Delayed Draw Term Loan	547	—
PD BridgeCo, LLC Delayed Draw Term Loan Fourth Amendment	—	—
PDI TA Holdings, Inc. Delayed Draw Term Loan	573	—
PDI TA Holdings, Inc. Revolving Credit	37	149
Pediatric Home Respiratory Services, LLC Delayed Term Loan	2,415	2,415
Pediatric Home Respiratory Services, LLC Revolving Credit	1,073	1,342
Pediatric Home Respiratory Services, LLC Term Loan	—	—
Pediatric Home Respiratory Services, LLC Term Loan	—	—
Penncomp, LLC Delayed Draw Term Loan B	4,017	7,007
Penncomp, LLC Revolving Loan	519	519
Penncomp, LLC Term Loan A	—	—
PestCo, LLC Delayed Draw Term Loan	1,450	2,235
PestCo, LLC Revolving Loan	1,208	1,208
Petra Borrower, LLC Revolving Loan	—	500
PGI Parent LLC Initial Term Loan	—	—
PGI Parent LLC Revolving Credit Loan	864	960
PharmaLogic Holdings Corp. Delayed Draw Term Loan	1,036	2,073
PharmaLogic Holdings Corp. Initial U.S. Term Loan	—	—
Phoenix YW Buyer, Inc. Revolving Credit Loan	—	—
PK Purchaser, LLC Term Loan	—	—
Play Holdings, Inc. Initial Term Loan	—	—
Play Holdings, Inc. Initial Term Loan	—	—

Investments	March 31, 2026	December 31, 2025
Play Holdings, Inc. Revolving Loan	896	1,075
PMA Parent Holdings, LLC Initial Term Loan	—	—
PMA Parent Holdings, LLC Revolving Credit Loan	547	547
Point Quest Acquisition, LLC Term Loan	—	—
Point Quest Group, Inc. Delayed Draw Term Loan	1,227	1,413
Point Quest Group, Inc. Revolving Credit Loan	848	848
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	135	135
PPW Aero Buyer, Inc. Delayed Draw Term Loan 1	—	—
PracticeTek Purchaser, LLC Delayed Draw Term Loan	912	—
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	—	—
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	—	214
Premise Health Holding Corp. Amendment No. 1 Delayed Draw Term Loan	356	—
Premier Tires & Service Acquisition, LLC Initial Term Loan	—	—
Premise Health Holding Corp. Amendment No. 1 Delayed Draw Term Loan	79	199
Premise Health Holding Corp. Amendment No. 1 Term Loan	—	—
Premise Health Holding Corp. Initial Term Loan	—	—
Prestige Employee Administrators, LLC 2025 Incremental Term Loan	—	—
Prestige Employee Administrators, LLC Delayed Draw Term Loan	3,266	3,266
Prestige Employee Administrators, LLC Revolving Loan	319	319
PRGX Global, Inc. Delayed Draw Term Loan	1,612	1,612
PRGX Global, Inc. Initial Term Loan	—	—
PrimeFlight Acquisition, LLC Amendment No. 7 Additional Term Loan	—	—
PrimeFlight Acquisition, LLC Amendment No. 9 Additional Term Loan	—	—
Primeflight Acquisition, LLC Initial Term Loan	—	—
Principal Lighting Group, LLC Closing Date Initial Term Loan	—	—
Principal Lighting Group, LLC Revolving Loan	—	1,643
Puma Buyer, LLC First Amendment Additional Term Loan (First Lien)	—	—
Puma Buyer, LLC Revolving Credit Loan	2,873	2,873
Puris LLC Term Loan	—	—
Quick Quack Car Wash Holdings, LLC 2025 Funded Delayed Draw Term Loan	—	—
Quick Quack Car Wash Holdings, LLC 2025 Incremental Delayed Draw Term Loan	5,989	8,533
RailPros Parent, LLC Delayed Draw Term Loan	—	818
RailPros Parent, LLC Revolving Loan	409	409
Rapid Pump Acquisition, Inc. Delayed Draw Term C Loan	—	—
RBFD Buyer, LLC Initial Delayed Draw Term Loan	546	659
RBFD Buyer, LLC Initial Term Loan	—	—
RBFD Buyer, LLC Revolving Credit	284	284
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	824	2,061
Rcp Nats Purchaser, LLC Initial Term Loan	—	—
Rcp Nats Purchaser, LLC Revolving Loan	1,443	1,443
Recipe Acquisition Corp. Delayed Draw Loan	1,875	2,043
Recipe Acquisition Corp. Revolving Credit	526	417
Red Fox CD Acquisition Corporation Amendment No. 2 Incremental Delayed Draw Term Loan	1,855	2,709
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	1,651	1,651
Redwood Services Group, LLC Tenth Amendment Delayed Draw Term Loan	5,626	—
REP TEC Intermediate Holdings, Inc. Revolver	2,588	2,588
ResiXperts Holdco, LLC Delayed Draw Term Loan	2,556	4,221
ResiXperts Holdco, LLC Revolving Loan	304	624
RoC Holdco LLC Initial Term Loan	—	—
RoC Holdco LLC Revolving Credit Loan	732	732
Rocket Youth Brands HoldCo LLC Delayed Draw Term Loan	1,673	2,145
Rocket Youth Brands HoldCo LLC Revolving Credit Loan	322	322
Rotolo Consultants, Inc. Closing Date Term Loan	—	—
RPM Purchaser, Inc. Delayed Draw Term Loan B	527	527
RRA Corporate, LLC Delayed Draw Term Loan 2	21	21

Investments	March 31, 2026	December 31, 2025
RRA Corporate, LLC Revolving Loan	56	24
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	—	352
Rural Sourcing Holdings, Inc. Revolving Loan	114	114
Saab Purchaser, Inc. First Amendment Delayed Draw Term Loan	5,348	5,348
SAAB Purchaser, Inc._Revolver	713	713
Sabel Systems Technology Solutions, LLC Revolving Loan	201	212
Safari Borrower, LLC Delayed Draw Term Loan	2,913	—
Safari Borrower, LLC Revolving Loan	486	—
Sagebrush Buyer, LLC Revolving Credit	776	776
Sagebrush Buyer, LLC Sagebrush Incremental Term Loan	—	—
Sagebrush Buyer, LLC Term Loan	—	—
Salisbury House, LLC Delayed Draw Term Loan	—	1,232
Salisbury House, LLC Revolving Loan	—	698
Salt Dental Collective 15th Amendment Inc Term Loan	—	—
Salt Dental Collective, LLC Columbia Acquisition Revolving Credit	33	33
Salt Dental Collective, LLC Delayed Draw Term Loan	—	—
Salt Dental Collective, LLC General Purpose Term Loan Facility	—	—
Salute, 2025 Incremental Delayed Draw Term Loan Commitment	—	5,056
Salute Mission Critical, LLC 2025 Incremental DDTL Loan	1,416	—
Salute Mission Critical, LLC Delayed Draw Term Loan Commitment	—	—
Salute Mission Critical, LLC Last Out Term Loan	—	—
Salute Mission Critical, LLC Last Out Term Loan	—	—
Salute Mission Critical, LLC Revolving Loan	465	—
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	2,160	2,160
Saturn Borrower Inc Tenth Amendment Revolving Loan	719	726
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	219	368
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan B	—	—
Security Buyer, LLC Delayed Draw Term Loan	382	—
Security Buyer, LLC Revolving Loan	636	—
Security Buyer, LLC Initial Term Loan	—	—
Sigma Defense Systems LLC Delayed Draw Term A Loan	507	507
Sigma Defense Systems LLC Revolving Loan	—	75
Signature Brands, LLC Term Loan A	—	—
Signature Investor LLC Term Loan B	345	345
SkyMark Refuelers, LLC Delayed Draw Term Loan A	1,048	1,048
SkyMark Refuelers, LLC Delayed Draw Term Loan B	4,802	4,802
SkyMark Refuelers, LLC Revolving Credit Loan	2,401	2,401
Skyrodema Bidco, LLC Delayed Draw Term Loan	2,156	—
Socket Holdings Corporation Delayed Draw Term Loan	9	1,053
Socket Holdings Corporation Initial Revolving Loan	373	373
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	—	494
Solairus Holdings, LLC Initial Term Loan	—	—
Solairus Holdings, LLC Revolver	124	124
Soleil Collective Intermediate II Inc. Second Amendment Delayed Draw Term Loan	279	279
Sonny’s Enterprises, LLC Delayed Draw Term Loan	—	—
Sonny's Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	414	—
SourceHOV Tax, LLC Initial Term A Loan	—	—
Southern Orthodontic Partners Management, LLC Eighth Amendment Delayed Draw Term Loan	1,111	—
Southern Orthodontic Partners Management, LLC Eighth Amendment Revolving Loan	296	—
Spark Buyer, LLC Delayed Draw Term Loan	2,500	2,500
Spark Buyer, LLC Initial Term Loan	—	—
Spark Buyer, LLC Revolving Credit Loan	688	825
Spark Purchaser, Inc. Revolving Credit	—	809
Springline Advisory Intermediate, LLC Delayed Draw Term Loan	415	13,819
Springline Advisory Intermediate, LLC Second Amendment Revolving Credit	2,128	2,128

Investments	March 31, 2026	December 31, 2025
Springline Advisory Intermediate, LLC Second Amendment Term Loan	—	—
SRP Eagle Buyer Inc Delayed Draw Term Loan	6,452	6,452
SRP Eagle Buyer Inc Revolving Loan	2,581	2,581
Stonebridge Companies, LLC Delayed Draw Term Loan	1,881	1,881
Stonebridge Companies, LLC Revolving Credit Loan	1,254	1,254
Straine Dental Management, LLC Delayed Draw Term Loan	2,834	—
SunMed Group Holdings, LLC Initial Term Loan	—	—
Sunset Distributing, LLC Delayed Draw Term Loan	—	—
SuperHero Fire Protection, LLC Revolving Loan	315	344
Superjet Buyer, LLC Delayed Draw Term Loan	4,037	4,037
Superjet Buyer, LLC Third Amendment Incremental Term Loan	—	—
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	229	229
SureWerx Purchaser III, LLC Term Loan	—	—
Surgical Center Solutions, LLC Delayed Draw Term Loan	1,001	1,001
Surgical Center Solutions, LLC Revolving Loan	471	471
SV Newco 2, Inc. 2025 Incremental Delayed Draw Term Loan	6,327	6,327
SV Newco 2, Inc. Initial Term Loan	—	—
SV Newco 2, Inc. Revolving Credit Loan	560	627
Syndigo LLC Initial Term Loan	—	—
Syndigo LLC Revolving Loan	1,621	2,133
Systems Planning and Analysis, Inc. Fifth Amendment Delayed Draw Term Loan	295	295
Systems Planning and Analysis, Inc. Initial Term Loan	—	—
Systems Planning and Analysis, Inc. Revolving Loan	2,539	1,599
Talent Worldwide Inc. Revolving Loan	303	—
Tank Holding Corp. Delayed Draw Term Loan	—	—
Tau Buyer, LLC Delayed Draw Term Loan	1,424	518
Tau Buyer, LLC Revolving Credit	1,068	480
Tau Buyer, LLC Term B Loan	—	—
TCP Hawker Intermediate LLC Delayed Draw Term Loan	80	80
TCP Hawker Intermediate LLC Ninth Amendment Delayed Draw Term Loan 11/24	76	76
Tender Products, Inc. Revolving Loan	158	1,579
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	—	—
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	—	—
Thames Technology Holdings, Inc. Revolving Loan	315	315
The Vertex Companies, Inc. Revolving Loan	1,266	1,661
TheKey, LLC Tranche B-1 Term Loan	—	—
TMSC OpCo, LLC Revolving Loan	853	919
ToxStrategies, LLC Delayed Draw Term Loan	437	437
ToxStrategies, LLC Revolving Loan	611	611
TPC US Parent, LLC Fourth Amendment Incremental Term Loan A	—	—
Track Branson Opco, LLC, The Revolving Loan	119	119
TRAK Purchaser, Inc. Amendment No.1 Term Loan	—	—
Transgo, LLC Initial Term Loan	—	—
Transgo, LLC Revolving Loan	603	605
Trench Plate Rental Co. Revolving Loan	77	232
Tricor, LLC Amendment No. 6 Delayed Draw Term Loan	5,560	5,560
Tricor, LLC Amendment No. 6 Incremental Term Loan	—	—
Tricor, LLC Amendment No.5 Delayed Draw Term Loan	—	—
Tricor, LLC Revolving Loan	1,000	1,000
Trintech Inc. Delayed Draw Term Loan	2,113	—
Trintech Inc. Revolving Credit Loan	1,585	—
Truck-Lite Co., LLC 2025 Replacement Revolving Loan	622	622
Truck-Lite Co., LLC 2025 Replacement Term Loan	—	—
Truck-Lite Co., LLC Delayed Draw Term Loan	—	—
Truck-Lite Co., LLC Delayed Draw Term Loan A	—	93
Truck-Lite Co., LLC Delayed Draw Term Loan B	—	1,077

Investments	March 31, 2026	December 31, 2025
Truck-Lite Co., LLC Delayed Draw Term Loan C	886	886
Truck-Lite Co., LLC Initial Revolving Credit Loan	—	—
True Talent Advisory Borrower LLC Delayed Draw Term Loan	3,090	—
True Talent Advisory Borrower LLC Revolving Loan	1,599	—
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	1,555	1,555
TVG Shelby Buyer, Inc. Revolving Credit Loan	250	250
TWH Bidco, LLC Delayed Draw Term A Loan	3,361	—
TWH Bidco, LLC Initial Term Loan	—	—
U.S. Urology Partners, LLC 2025 Incremental Delayed Draw Term Loan	18,746	18,746
Upland Software, Inc. Revolving Loan	1,020	2,000
Upland Software, Inc. Term Loan	—	—
Upstack Holdco Inc. Delayed Draw Term Loan	1,981	1,981
Upstack Holdco Inc. Revolving Credit Loan	938	938
Upstack Holdco Inc. Term B Loan	—	—
USIC Holdings, Inc. Revolving Loan	368	713
USIC Holdings, Inc. Specified Delayed Draw Term Loan	402	265
Vacation Rental Brands, LLC 2nd Amendment Delayed Term Loan	4,713	5,772
Vacation Rental Brands, LLC Amendment No. 3 Incremental Term Loan	—	—
Vacation Rental Brands, LLC Closing Date Term Loan	—	—
Vacation Rental Brands, LLC Delayed Draw Term Loan	—	330
Vacation Rental Brands, LLC Revolving Loan	1,022	1,022
Valkyrie Buyer, LLC Delayed Draw Term Loan B	1,232	—
Valkyrie Buyer, LLC Delayed Draw Term Loan C	821	—
Valkyrie Buyer, LLC Delayed Draw Term Loan D	1,493	1,493
Valkyrie Buyer, LLC Delayed Draw Term Loan E	1,955	—
Valkyrie Buyer, LLC Delayed Draw Term Loan F	4,560	4,560
Valkyrie Buyer, LLC Revolving Credit Loan	—	912
Valkyrie Buyer, LLC Revolving Credit Loan	—	318
Vatica Health, Inc. Revolving Loan	1,788	1,788
Vehlo Purchaser, LLC Revolver	—	1,130
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	—	98
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	—	98
Vensure Employer Services, Inc. Amendment No. 2 Delayed Draw Term Loan	2,987	—
Vensure Employer Services, Inc. Initial Term Loan	—	—
Vensure Employer Services, Inc. Initial Term Loan	—	—
Vertex Companies, Inc., Term Loan D	—	—
Vertex Companies, Inc., The Delayed Draw Term Loan-B	—	—
Vertex Companies, Inc., The Fourth Amendment Revolving Loan	166	—
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	3,549	3,549
Vertex Service Partners, LLC Revolving Facility	95	327
Vertex Service Partners, LLC Term Loan	—	—
Vital Purchaser, LLC Revolving Loan	492	492
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	—	—
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	—	—
Vortex Companies, LLC Amendment No. 4 Incremental Term Loan	—	—
Vortex Companies, LLC Amendment No. 6 Incremental Term Loan	—	—
Vortex Companies, LLC Delayed Term Loan	—	668
Vortex Companies, LLC Incremental Delayed Draw Term Loan	—	—
Vortex Companies, LLC Revolving Loan	419	419
Vortex Companies, LLC Term Loan	—	—
VRC Companies, LLC Amendment No. 2 Term Loan	—	—
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	1,643	—
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	1	—
VTC Buyer Corp. Advance	1,272	1,927
VTC Buyer Corp. Future Expansion Delayed Draw Term Loan	1,378	1,378
VTC Buyer Corp. Term A Loan	—	—

Investments	March 31, 2026	December 31, 2025
Vybond Buyer, LLC Delayed Draw Term Loan	2,374	2,374
Vybond Buyer, LLC Initial Term Loan	—	—
Vybond Buyer, LLC Revolving Credit Loan	—	1,781
W.A. Kendall and Company, LLC Initial Term Loan	—	—
W.A. Kendall and Company, LLC Revolving Loan	130	209
W.A. Kendall and Company, LLC Seventh Amendment Delayed Draw Term Loan	2,792	2,792
W.A. Kendall and Company, LLC Specified DDTL	—	—
Wasteology Group Transportation, LLC Delayed Draw Term Loan	3,352	3,352
Wasteology Group Transportation, LLC Revolving Credit Loan	1,037	1,037
WCHG Buyer, Inc. First Amendment Incremental Term Loan	—	—
Wealth Enhancement Group, LLC August 2025 Delayed Draw Term Loan	803	803
Wealth Enhancement Group, LLC December 2024 Delayed Draw Term Loan	—	4,018
Wealth Enhancement Group, LLC Initial Revolving Loan	226	226
Wealth Enhancement Group, LLC May 2022 Delayed Draw Term Loan	—	—
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	—	1,484
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	—	1,580
Western Smokehouse Partners, LLC Delayed Term Loan	348	464
Western Smokehouse Partners, LLC Initial Term Loan	—	—
Western Smokehouse Partners, LLC Initial Term Loan	—	—
Western Smokehouse Partners, LLC Juniors Term Loan	—	—
Western Smokehouse Partners, LLC Juniors Term Loan	—	—
Western Smokehouse Partners, LLC Revolving Loan	283	283
Wharf Street Ratings Acquisition LLC Delayed Draw Term Loan	1,632	1,632
Wharf Street Ratings Acquisition LLC_Revolver	1,684	1,684
Worldwide Insurance Network, LLC 2025 Incremental Delayed Draw Term Loan	1,826	1,900
Worldwide Insurance Network, LLC Delayed Draw Term Loan	—	—
WSRP Advisory LLC First Amendment Delayed Draw Term Loan	—	5,800
Zep Holdco Inc. Initial Term Loan (aka TL Atlas Merger)	—	—
Zep Holdco Inc. Revolving Credit Loan (aka TL Atlas Merger)	2,874	1,610
Total unfunded commitments	$695,673	$641,519

Recent Developments

On April 1, 2026, the Company sold 9,773,649 Shares in the Private Offering pursuant to Subscriptions Agreements entered into with the participating investors for aggregate consideration of $253.4 million.

On April 6, 2026, SPV Facility I and the Company executed the Termination Agreement, terminating the MassMutual SPV I Facility and the related loan documents. Prior to the expiration of the reinvestment period under the MassMutual SPV I Facility on April 3, 2026 (after which no additional borrowings were permitted to be drawn under the MassMutual SPV I Facility), SPV Facility I had no outstanding borrowings under the MassMutual SPV I Facility. On April 6, 2026, SPV Facility I paid all remaining fees under the MassMutual SPV I Facility, and upon execution of the Termination Agreement, all related security interests, liens in favor of any secured party thereunder, and all obligations thereunder, were released and terminated.

On May 1, 2026, the Company offered to purchase up to 4,028,912 Shares at a purchase price equal to the NAV per Share as of June 30, 2026 (the “May 2026 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the May 2026 Repurchase Offer. The May 2026 Repurchase Offer is set to expire on May 29, 2026.

The Company received approximately $148.1 million of subscriptions effective May 1, 2026 in connection with its monthly closing for the Private Offering.

On May 7, 2026, the Board declared a distribution on the Shares equal to an aggregate amount up to (i) the Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended June 30, 2026 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q2 2026 Distribution”). The Q2 2026 Distribution is payable on July 31, 2026 to shareholders of record as of the close of business on June 29, 2026. The final amount of the Q2 2026 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q2 2026 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

As of March 31, 2026, on a fair value basis, approximately 0.6% of our debt investments bear interest at a fixed rate and approximately 100% of our debt investments bear interest at a floating rate. As of March 31, 2026, 96% of our floating rate debt investments are subject to interest rate floors. Our credit facilities along with our debt issued in our collateralized loan obligations are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates. The Unsecured Notes have been swapped from a fixed rate to a floating rate through interest rate swaps. See our consolidated schedule of investments as of March 31, 2026 and Note 4 to our consolidated financial statements for the three months ended March 31, 2026 for more information on our debt obligations and the interest rate swaps.

Assuming that the consolidated statement of assets and liabilities as of March 31, 2026 were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table (amounts in thousands) shows the impact of hypothetical base rate changes in interest rates based on the results for the three months ended March 31, 2026. The net investment income figures below do not include the impact of any income-based fee.

Change in Interest Rates	Increase (Decrease) in Interest Income	Decrease (Increase) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(1,502)	$405	$(1,097)
Down 150 basis points	(1,126)	303	(823)
Down 100 basis points	(751)	202	(549)
Down 50 basis points	(375)	101	(274)
Up 50 basis points	375	(101)	274
Up 100 basis points	751	(202)	549
Up 150 basis points	1,126	(303)	823
Up 200 basis points	1,502	(405)	1,097

This analysis is indicative of the potential impact on our net investment income as of March 31, 2026, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings.

Our credit facilities and collateralized loan obligations, and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings or fixed rate borrowings hedged to result in floating rate exposure, all else being equal, will increase our sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our financing arrangements after March 31, 2026, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. Based on our assessment of the interest rate risk, as of March 31, 2026, we had no hedging transactions in place on our investment assets as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors

You should carefully consider the risks referenced below and all other information contained in this Report, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. Any such risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the value of our securities.

There have been no material changes during the three months ended March 31, 2026 to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2025 (filed with the SEC on March 27, 2026) which could materially affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any equity securities during the three months ended March 31, 2026 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of Shares effectuated under Company tender offers during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Q2 2026 Distribution

On May 7, 2026, the Board declared a distribution on the Shares equal to an aggregate amount up to (i) the Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended June 30, 2026 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q2 2026 Distribution”). The Q2 2026 Distribution is payable on July 31, 2026 to shareholders of record as of the close of business on June 29, 2026. The final amount of the Q2 2026 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q2 2026 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Certificate of Formation of the Company.(1)
3.2	Limited Liability Company Agreement of the Company.(1)
10.1	Second Amended and Restated Administration Agreement, dated March 24, 2026.(2)
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)
Previously filed as an exhibit to the Company’s Registration Statement on Form 10 (File No. 000-56505), filed on December 30, 2022 and incorporated herein by reference.
(2)
Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 814-01624) filed on March 27, 2026 and incorporated herein by reference.

* Filed herewith.

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StepStone Private Credit Fund LLC

Date: May 14, 2026	By:	/s/ Darren Friedman
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Joseph Cambareri
Chief Financial Officer
(Principal Financial and Accounting Officer)