Form 10-Q
period 2026-06-30
Stepstone Private Credit Fund LLC
filed 2026-08-14
CIK 1950803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 116,156,550 shares of its limited liability company interests outstanding.

STEPSTONE PRIVATE CREDIT FUND LLC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

StepStone Private Credit Fund LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2026
	(Unaudited)	December 31, 2025
Assets
Investments in securities of unaffiliated issuers at fair value (cost $3,806,401 and $3,008,238, respectively)	$3,795,392	$3,008,628
Cash and restricted cash	22,635	24,169
Cash equivalents and restricted cash equivalents	133,904	145,625
Interest receivable	19,708	19,327
Receivables for investments sold	6,578	361
Prepaid and other assets	546	759
Total assets	$3,978,763	$3,198,869
Liabilities
Lines of credit (net of unamortized debt issuance costs of $8,134 and $12,022, respectively)	$484,787	$774,648
Debt securitizations (net of unamortized debt issuance costs of $2,975 and $3,112, respectively)	345,025	344,888
Unsecured notes (net of unamortized debt issuance costs of $3,142 and $1,751, respectively)	291,331	147,949
Distributions payable	57,937	43,330
Interest payable	8,003	10,117
Management fee payable	6,393	4,422
Incentive fee payable	3,959	3,449
Derivative liabilities	5,586	316
Directors' fees payable	100	81
Subscriptions received in advance	—	2,100
Repurchase offer payable	—	142
Accrued expenses and other liabilities	3,929	2,960
Total liabilities	$1,207,050	$1,334,402
Commitments and contingencies (Note 8); Recoupments (Note 3)
Net assets
Shares, no par value, unlimited shares authorized, 107,290,822 and 71,614,193, respectively, shares issued and outstanding	$2,801,598	$1,870,093
Distributable earnings (accumulated loss)	(29,885)	(5,626)
Total net assets	$2,771,713	$1,864,467
Total liabilities and net assets	$3,978,763	$3,198,869
Net asset value per share	$25.83	$26.03

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment Income
Interest income on investments in securities of unaffiliated issuers	$83,772	$53,933	$159,058	$99,041
Payment in-kind interest on investments in securities of unaffiliated issuers	1,184	484	2,126	979
Dividend income	1,580	—	2,778	—
Total investment income	$86,536	$54,417	$163,962	$100,020
Expenses
Interest expense	$22,787	$18,061	$43,014	$29,649
Management fee	6,393	3,002	11,450	5,530
Income incentive fee	4,043	2,330	7,669	4,477
Capital gains-based incentive fee	—	(54)	(46)	(45)
Professional fees	938	636	2,292	1,206
Administration fee	1,127	602	2,152	1,351
Directors' fees	100	63	219	100
Legal fees	99	32	177	134
Custody fees	70	107	164	176
Other expenses	1,109	675	2,257	1,268
Total expenses	$36,666	$25,454	$69,348	$43,846
Less expense (recoupment) support payments (to) by the Advisor (Note 3)	—	(47)	—	(778)
Net expenses	$36,666	$25,501	$69,348	$44,624
Net investment income	$49,870	$28,916	$94,614	$55,396
Realized and unrealized gain (loss) allocated from investments in securities of unaffiliated issuers
Net realized gain (loss) from investments in securities of unaffiliated issuers	$(1,995)	$—	$(1,995)	$—
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	(3,984)	(844)	(11,400)	(736)
Net gain (loss) from investments in securities of unaffiliated issuers	$(5,979)	$(844)	$(13,395)	$(736)
Net Increase (Decrease) in Net Assets Resulting from Operations	$43,891	$28,072	$81,219	$54,660

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

(in thousands, except share amounts)

	Limited Liability Company Interests
	Number of Shares	Shares Transactions	Total Distributable Earnings (Accumulated Loss)	Total Net Assets
Three Months Ended June 30, 2026
Balance, March 31, 2026	80,578,255	$2,104,771	$(15,839)	$2,088,932
Net investment income	—	—	49,870	49,870
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	(1,995)	(1,995)
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	(3,984)	(3,984)
Distributions	—	—	(57,937)	(57,937)
Issuance of Shares	26,712,567	696,827	—	696,827
Balance, June 30, 2026	107,290,822	$2,801,598	$(29,885)	$2,771,713

Three Months Ended June 30, 2025
Balance, March 31, 2025	41,129,462	$1,069,931	$(133)	$1,069,798
Net investment income	—	—	28,916	28,916
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	(844)	(844)
Distributions	—	—	(30,915)	(30,915)
Issuance of Shares	7,175,868	187,955	—	187,955
Balance, June 30, 2025	48,305,330	$1,257,886	$(2,976)	$1,254,910

Six Months Ended June 30, 2026
Balance, December 31, 2025	71,614,193	$1,870,093	$(5,626)	$1,864,467
Net investment income	—	—	94,614	94,614
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	(1,995)	(1,995)
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	(11,400)	(11,400)
Distributions	—	—	(105,478)	(105,478)
Issuance of Shares	35,676,629	931,505	—	931,505
Balance, June 30, 2026	107,290,822	$2,801,598	$(29,885)	$2,771,713

Six Months Ended June 30, 2025
Balance, December 31, 2024	35,246,926	$915,356	$1,029	$916,385
Net investment income	—	—	55,396	55,396
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	(736)	(736)
Distributions	—	—	(58,665)	(58,665)
Issuance of Shares	13,346,916	350,034	—	350,034
Repurchase of Shares	(288,512)	(7,504)	—	(7,504)
Balance, June 30, 2025	48,305,330	$1,257,886	$(2,976)	$1,254,910

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Operating activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$81,219	$54,660
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Purchases of investments	(1,111,627)	(765,632)
Proceeds from sales, exits and repayments of investments	318,819	202,118
Payment-in-kind interest capitalized	(2,935)	(1,178)
Accretion of original issue discount, net of amortized premiums on investments	(4,417)	(3,485)
Amortization of debt issuance costs	4,603	1,364
Net realized (gain) loss from investments in securities of unaffiliated issuers	1,995	—
Net change in unrealized (appreciation) depreciation from investments in securities of unaffiliated issuers	11,400	736
Changes in Assets and Liabilities:
(Increase)/decrease in interest receivable	(381)	(1,553)
(Increase)/decrease in receivables for investments sold	(6,217)	(106)
(Increase)/decrease in prepaid and other assets	214	(538)
(Increase)/decrease in receivable from Advisor	—	731
Increase/(decrease) in interest payable	(2,114)	(1,406)
Increase/(decrease) in management fee payable	1,971	835
Increase/(decrease) in incentive fee payable	510	447
Increase/(decrease) in directors' fees payable	19	25
Increase/(decrease) in payables for investments purchased	—	(7,555)
Increase/(decrease) in accrued expenses	742	(17)
Net cash provided by/(used in) operating activities	$(706,199)	$(520,554)
Financing activities
Proceeds from issuance of shares, net of changes in subscriptions received in advance	$896,223	$325,686
Repurchase of shares, net of change in repurchase offer payable	(142)	(9,246)
Distributions, net of distribution reinvestment plan and change in distributions payable	(57,689)	(26,357)
Borrowings under lines of credit	581,411	477,500
Repayments to lines of credit	(875,162)	(389,500)
Issuance of debt securitization	-	174,000
Issuance of unsecured notes	150,000	—
Debt issuance costs paid	(1,697)	(6,281)
Net cash provided by/(used in) financing activities	$692,944	$545,802
Net increase/(decrease) in cash and cash equivalents and restricted cash
and restricted cash equivalents	$(13,255)	$25,248
Cash and restricted cash and cash equivalents and restricted cash equivalents
at beginning of the period	169,794	31,244
Cash and restricted cash and cash equivalents and restricted cash equivalents
at end of the period	$156,539	$56,492
Supplemental information and non-cash activities
Interest paid on lines of credit, debt securitizations, and unsecured notes	$40,481	$29,691
Issuance of shares in connection with distribution reinvestment plan	33,182	24,347
Reconciliation to the Consolidated Statement of Assets and Liabilities
Cash and restricted cash	$22,635	$8,204
Cash equivalents and restricted cash equivalents	133,904	48,288
Total cash and restricted cash and cash equivalents and restricted cash equivalents	$156,539	$56,492

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured
Advertising
Amplify Buyer, Inc. Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.48%	9/17/2032	$8,955	$8,914	$8,913	0.32%
Amplify Buyer, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.48%	9/17/2032	8,955	8,914	8,913	0.32%
Assembled Intelligence LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.73%	5/3/2029	1,244	1,237	1,236	0.04%
Berlin Rosen Acquisition, LLC Revolving Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.22%	1/14/2027	1,569	1,546	1,566	0.06%
Berlin Rosen Acquisition, LLC Revolving Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.22%	1/14/2027	901	898	899	0.03%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.22%	1/14/2027	1,795	1,791	1,791	0.06%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.50% / 1.00%	9.22%	1/14/2027	1,795	1,791	1,791	0.06%
Berlin Rosen Acquisition, LLC Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.22%	1/14/2027	1,727	1,722	1,721	0.06%
Berlin Rosen Acquisition, LLC Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.50% / 1.00%	9.22%	1/14/2027	3,352	3,342	3,341	0.12%
Berlin Rosen Acquisition, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.50% / 1.00%	9.22%	1/14/2027	1,851	1,844	1,845	0.07%
Carnegie Dartlet, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.14%	2/7/2030	41	41	41	0.00%
Carnegie Dartlet, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.14%	2/7/2030	498	493	491	0.02%
Carnegie Dartlet, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/7/2030	-	(1)	-	0.00%
Comet Bidco Limited Facility B (USD) Loan	(3)(5)(7)(9)(12)(24)	6M SOFR + 5.00% / 0.00%	8.74%	12/2/2032	10,164	10,070	10,059	0.36%
Gator Plastic Intermediate Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 7.25% / 1.50%	10.90%	10/14/2027	4,047	4,003	4,007	0.14%
Gator Plastic Intermediate Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 7.25% / 1.50%	10.87%	10/14/2027	298	290	298	0.01%
Kite Midco II LTD Term Loan B1	(3)(4)(5)(7)	6M SOFR + 4.50% / 0.00%	8.23%	11/19/2031	5,290	5,226	5,211	0.19%
Kite Midco II LTD Term Loan B1	(3)(4)(5)(7)(11)	6M SOFR + 4.50% / 0.00%	8.23%	11/19/2031	5,290	5,226	5,211	0.19%
Kite Midco II LTD Term Loan B2	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	11/19/2031	-	(8)	-	0.00%
Kite Midco II LTD Term Loan B2	(3)(4)(5)(6)(7)(8)(11)	3M SOFR + 1.00% / 0.00%	1.00%	11/19/2031	-	(8)	—	0.00%
Minds Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/3/2029	-	(3)	(3)	0.00%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.73%	5/3/2029	3,819	3,807	3,789	0.14%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.73%	5/3/2029	3,349	3,333	3,323	0.12%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	8.73%	5/3/2029	4,036	4,009	4,005	0.14%
Saldon Holdings, Inc. Fourth Amendment Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 1.00%	8.97%	3/13/2028	588	588	588	0.02%
						$69,065	$69,036	2.47%

Aerospace & Defense
Aviation Technical Services, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/12/2029	$-	$(2)	$(5)	0.00%
Aviation Technical Services, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.42%	7/12/2029	581	577	575	0.02%
Aviation Technical Services, Inc. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.42%	7/12/2029	3,349	3,330	3,316	0.12%
Heads Up Technologies, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.98%	7/23/2030	5,775	5,750	5,752	0.21%
Heads Up Technologies, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.98%	7/23/2030	5,955	5,955	5,932	0.21%
Heads Up Technologies, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/23/2030	—	(5)	—	0.00%
Machine Sciences Corporation Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.48%	3/31/2032	11,917	11,792	11,798	0.43%
Machine Sciences Corporation Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.48%	3/31/2032	10,189	10,081	10,087	0.36%
Machine Sciences Corporation Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/31/2032	—	(18)	(17)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	9/30/2031	135	131	135	0.00%
PPW Aero Buyer, Inc. 2025 Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	9/30/2031	491	489	488	0.02%
PPW Aero Buyer, Inc. Delayed Draw Term Loan 1	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.73%	9/30/2031	3,560	3,521	3,555	0.13%
PPW Aero Buyer, Inc. Term Loan (Whitcraft LLC )	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	2/15/2029	4,862	4,862	4,862	0.18%
Sigma Defense Systems LLC Delayed Draw Term A Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/18/2027	-	(7)	(16)	0.00%
Sigma Defense Systems LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.00%	10.13%	12/18/2027	2,209	2,184	2,119	0.08%
Sigma Defense Systems LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.25% / 1.00%	9.98%	12/18/2027	35	34	32	0.00%
SkyMark Refuelers, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.17%	12/16/2032	2,169	2,149	2,138	0.08%
SkyMark Refuelers, LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/16/2032	-	(55)	(85)	0.00%
SkyMark Refuelers, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/16/2032	-	(22)	(35)	0.00%
SkyMark Refuelers, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 0.75%	8.17%	12/16/2032	9,580	9,491	9,441	0.34%
Systems Planning and Analysis, Inc Delayed Draw Term Loan 1L (Add-On) 2/24	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.45%	8/16/2027	58	58	58	0.00%
Systems Planning and Analysis, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.48%	8/16/2027	3,138	3,138	3,138	0.11%
Systems Planning and Analysis, Inc. Fifth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.45%	8/16/2027	1,202	1,198	1,202	0.04%
Systems Planning and Analysis, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.48%	8/16/2027	2,293	2,293	2,293	0.08%
Systems Planning and Analysis, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.44%	8/16/2027	940	939	940	0.03%
						$67,863	$67,703	2.44%

Air Freight & Logistics
AMEX Holding III Corp Delayed Draw Term Loan	(4)(5)(7)(10)(28)(31)	1M SOFR + 0.00% / 1.00%	0.00%	3/31/2028	$153	$152	$17	0.00%
AMEX Holding III Corp Term Loan	(4)(5)(7)(10)(28)(31)	3M SOFR + 0.00% / 1.00%	0.00%	3/31/2028	3,437	3,425	386	0.01%
Gulf Winds International Acquisition, LLC Term Loan	(3)(4)(5)(7)	1M SOFR + 7.00% / 1.00%	10.64%	12/16/2028	4,899	4,899	4,492	0.16%
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/22/2030	-	(1)	-	0.00%
Solairus Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.85% / 1.00%	8.52%	7/22/2030	1,189	1,172	1,189	0.04%
Solairus Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.85% / 1.00%	8.52%	7/22/2030	3,226	3,226	3,226	0.12%
Solairus Holdings, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/22/2030	-	-	-	0.00%
						$12,873	$9,310	0.33%

Airport Services
Security Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	3/31/2032	$-	$(4)	$(2)	0.00%
Security Buyer, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.50%	9.20%	3/31/2032	2,284	2,252	2,256	0.08%
Security Buyer, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	3/31/2032	-	(7)	(6)	0.00%
						$2,241	$2,248	0.08%

Alternative Carriers
Meriplex Communications, Ltd. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 0.75%	8.74%	7/17/2028	$1,725	$1,725	$1,711	0.06%
Meriplex Communications, Ltd. Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 0.75%	8.74%	7/17/2028	3,161	3,161	3,135	0.11%
						$4,886	$4,846	0.17%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Apparel Retail
Brightmore Brands LLC Original Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 9.24% / 1.50%	12.94%	9/10/2029	$2,539	$2,504	$2,499	0.09%
Brightmore Brands LLC Original Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 9.24% / 1.50%	12.94%	9/10/2029	3,333	3,293	3,281	0.12%
Brightmore Brands LLC Original Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 9.24% / 1.50%	12.94%	9/10/2029	3,922	3,868	3,860	0.14%
						$9,665	$9,640	0.35%

Apparel, Accessories & Luxury Goods
Halo Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 1.00%	9.64%	8/7/2029	$9,372	$9,241	$9,255	0.33%
Halo Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 6.00% / 1.00%	9.64%	8/7/2029	3,995	3,924	3,945	0.14%
Halo Buyer, Inc. Revolving Loan	(4)(5)(6)(7)	3M SOFR + 5.68% / 1.00%	10.32%	8/7/2029	948	920	922	0.03%
						$14,085	$14,122	0.50%
Application Software
365RM Holdco, LLC Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.48%	5/8/2033	$14,126	$14,037	$14,021	0.51%
365RM Holdco, LLC Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	5/8/2033	-	(3)	(3)	0.00%
365RM Holdco, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.48%	5/6/2033	205	192	192	0.01%
Anaplan, Inc. Fourth Amendment Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.17%	6/21/2029	4,925	4,913	4,675	0.17%
Anaplan, Inc. Fourth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.17%	6/21/2029	17,663	16,823	16,764	0.60%
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)(11)	3M SOFR + 1.00% / 0.75%	1.00%	1/30/2031	-	(8)	(17)	0.00%
Aptean Acquiror Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.40%	1/30/2031	268	267	267	0.01%
Aptean Acquiror Inc. Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.42%	1/30/2031	165	164	156	0.01%
Aptean Acquiror Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.40%	1/30/2031	12,442	12,382	12,392	0.45%
BASYS LLC First Amendment Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 1.00%	8.23%	12/9/2027	4,101	4,089	4,093	0.15%
Bottomline Technologies, Inc.(Legal Spend Holdings, LLC) 2025-1 Refinancing Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.23%	5/14/2029	252	252	250	0.01%
Coupa Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	8.90%	2/27/2030	1,134	1,091	1,089	0.04%
Coupa Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	8.91%	2/27/2030	12,639	12,158	12,133	0.44%
Coupa Holdings, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	8.90%	2/27/2029	567	536	533	0.02%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(11)(12)	3M SOFR + 5.50% / 1.00%	9.19%	2/9/2027	1,296	1,292	1,288	0.05%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.19%	2/9/2027	3,352	3,343	3,332	0.12%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.19%	2/9/2027	4,005	3,992	3,981	0.14%
Dealer Services Network, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.19%	2/9/2027	741	737	735	0.03%
Diversis Tempo HoldCo, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.25% / 0.75%	9.95%	8/22/2031	9,185	9,086	9,008	0.33%
Durare Bidco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.50%	8.43%	8/9/2032	1,454	1,439	1,428	0.05%
Durare Bidco, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.50%	8.40%	8/9/2032	6,477	6,447	6,397	0.23%
Durare Bidco, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.50%	8.40%	8/9/2032	6,477	6,447	6,397	0.23%
Durare Bidco, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%	8/9/2032	-	(7)	(12)	0.00%
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.17%	11/19/2029	54	54	54	0.00%
Echo Purchaser, Inc. Term Loan (Exostar)	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.17%	11/19/2029	633	629	623	0.02%
Einstein Parent, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)(13)	3M SOFR + 0.50% / 0.75%	0.50%	1/22/2031	-	(15)	(9)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Einstein Parent, Inc. Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 0.75%	8.91%	1/22/2031	9,688	9,535	9,406	0.34%
Empower Payments Investor, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	3/12/2031	-	(4)	(8)	0.00%
Empower Payments Investor, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 0.75%	8.39%	3/12/2031	4,006	3,989	3,968	0.14%
Empower Payments Investor, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.75%	8.14%	3/12/2031	2,383	2,363	2,364	0.09%
Empower Payments Investor, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 0.75%	8.14%	3/12/2031	7,922	7,851	7,780	0.28%
Everbridge Holdings, LLC Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.75%	8.68%	7/2/2031	11,847	11,827	11,793	0.43%
Everbridge Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.68%	7/2/2031	3,051	3,048	3,016	0.11%
Everbridge Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.38% / 0.75%	0.38%	7/2/2031	-	(2)	(14)	0.00%
Fullsteam Operations LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	8/8/2031	-	(29)	(49)	0.00%
Fullsteam Operations LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	8.90%	8/8/2031	7,048	6,989	6,949	0.25%
Fullsteam Operations LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	8.90%	8/8/2031	3,413	3,382	3,365	0.12%
Fullsteam Operations LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 0.75%	8.86%	8/8/2031	378	368	361	0.01%
GS Acquisitionco, Inc. Eighth Suplemental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	5/25/2028	-	(1)	(4)	0.00%
GS Acquisitionco, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.98%	5/25/2028	3,140	3,133	3,114	0.11%
GS Acquisitionco, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.98%	5/25/2028	1,196	1,192	1,183	0.04%
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.98%	5/25/2028	582	580	578	0.02%
Igloo Group Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.73%	12/23/2031	22,713	22,389	22,163	0.80%
LeadVenture, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.73%	6/23/2032	1,153	1,132	1,132	0.04%
LeadVenture, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.75%	8.73%	6/23/2032	6,473	6,429	6,365	0.23%
LeadVenture, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.73%	6/23/2032	5,955	5,916	5,856	0.21%
LeadVenture, Inc. Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 0.75%	8.62%	6/23/2032	63	55	53	0.00%
Legitscript LLC Delayed Draw Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	8.89%	6/24/2029	98	97	98	0.00%
Legitscript LLC Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	8.89%	6/24/2029	3,831	3,799	3,831	0.14%
Lightspeed Borrower, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.00%	8.98%	5/1/2029	6,630	6,584	6,584	0.24%
Lightspeed Borrower, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.00%	0.38%	5/1/2029	-	(5)	(5)	0.00%
Model N, Inc. Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.48%	5/13/2031	5,612	5,567	5,519	0.20%
Model N, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.42%	6/27/2031	581	578	578	0.02%
Model N, Inc. Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.25% / 0.75%	0.25%	6/27/2031	-	(4)	(4)	0.00%
NMI Acquisitionco, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.50% / 0.75%	8.24%	9/6/2028	1,137	1,126	1,133	0.04%
NMI Acquisitionco, Inc. May 2026 Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.00% / 0.75%	8.74%	9/6/2028	340	337	337	0.01%
NMI Acquisitionco, Inc. October 2021 Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.50% / 0.75%	8.24%	9/6/2028	347	344	341	0.01%
NMI Acquisitionco, Inc. Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.50% / 0.75%	8.24%	9/6/2028	249	246	244	0.01%
NMI Acquisitionco, Inc. Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.50% / 0.75%	8.24%	9/6/2028	1,862	1,844	1,831	0.07%
Optimizely North America Inc. (USD) Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/30/2031	-	(9)	(12)	0.00%
Optimizely North America Inc. (USD) Term Loan	(4)(5)(7)	1M SOFR + 5.50% / 0.75%	9.14% / 2.50%	10/30/2031	7,456	7,372	7,309	0.26%
Optimizely North America Inc. (USD) Term Loan	(4)(5)(7)(11)	1M SOFR + 5.50% / 0.75%	9.14% / 2.50%	10/30/2031	5,206	5,156	5,103	0.18%
Pacific Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 6.25% / 1.00%	10.10%	10/2/2028	1,923	1,894	1,868	0.07%
Pacific Purchaser, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2028	-	-	(5)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
PDI TA Holdings, Inc. Initial Term Loan	(4)(5)(7)(11)	3M SOFR + 6.00% / 0.75%	9.66% / 2.50%	2/3/2031	6,856	6,821	6,781	0.24%
PDI TA Holdings, Inc. Revolving Credit	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.16%	2/3/2031	560	560	550	0.02%
PracticeTek Purchaser, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.48%	8/30/2029	28	28	28	0.00%
PracticeTek Purchaser, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.48%	8/30/2029	1,929	1,909	1,883	0.07%
Saab Purchaser, Inc. First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/12/2031	-	(23)	(49)	0.00%
Saab Purchaser, Inc. First Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 0.75%	8.23%	11/12/2031	5,526	5,502	5,449	0.20%
Saab Purchaser, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	11/12/2031	-	(3)	(6)	0.00%
Spark Purchaser, Inc. Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/1/2030	-	-	(6)	0.00%
Spark Purchaser, Inc. Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 0.75%	8.98%	4/1/2031	1,736	1,710	1,688	0.06%
Spark Purchaser, Inc. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	8.98%	4/1/2031	3,349	3,296	3,256	0.12%
Superjet Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.05% / 0.75%	8.72%	5/23/2030	988	948	969	0.03%
Superjet Buyer, LLC Initial Term Loan (EFI Productivity Software)	(3)(4)(5)(7)	3M SOFR + 5.05% / 0.75%	8.72%	12/30/2027	208	207	207	0.01%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.05% / 0.75%	8.72%	5/23/2030	1,477	1,467	1,449	0.05%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(4)(5)(7)(13)	3M SOFR + 5.05% / 0.75%	8.73% / 2.50%	5/23/2030	3,349	3,325	3,284	0.12%
Tau Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.73% / 2.50%	2/2/2032	2,800	2,789	2,777	0.10%
Tau Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.24%	2/2/2032	607	600	595	0.02%
Tau Buyer, LLC Term B Loan	(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.73% / 2.50%	2/2/2032	7,758	7,741	7,696	0.28%
Tau Buyer, LLC Term B Loan	(4)(5)(7)(11)	3M SOFR + 5.00% / 0.75%	8.73% / 2.50%	2/2/2032	4,439	4,403	4,403	0.16%
TCP Hawker / TimeClock Plus 11/24 9th Amendment Rollover Incremental Term Loan 12/24	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	8/30/2029	459	457	450	0.02%
TCP Hawker Intermediate LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	-	(1)	(1)	0.00%
TCP Hawker Intermediate LLC Ninth Amendment Delayed Draw Term Loan 11/24	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/30/2029	-	-	(1)	0.00%
TCP Hawker Intermediate LLC Ninth Amendment Incremental Term Loan 11/24	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	8/30/2029	17	17	17	0.00%
Trintech Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	1/28/2033	-	(20)	(38)	0.00%
Trintech Inc. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.39%	1/28/2033	5,000	4,954	4,911	0.18%
Trintech Inc. Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 0.75%	8.39%	1/28/2033	7,679	7,608	7,542	0.27%
Trintech Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/28/2033	-	(15)	(28)	0.00%
Upland Software, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	7/25/2031	-	(15)	(6)	0.00%
Upland Software, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 1.50%	9.73%	7/25/2031	7,758	7,641	7,577	0.27%
Vehlo Purchaser, LLC Amendment No. 4 Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	5/24/2028	-	(7)	(11)	0.00%
Vehlo Purchaser, LLC Tranche C Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	8.89%	5/24/2028	7,834	7,809	7,789	0.28%
						$295,113	$293,043	10.59%

Asset Management & Custody Banks
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/30/2029	$-	$(1)	$-	0.00%
Cerity Partners Equity Holding LLC 2025 Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.23%	7/28/2031	2,132	2,112	2,084	0.08%
Cerity Partners Equity Holding LLC 2025 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 0.75%	8.23%	7/28/2031	11,266	11,252	11,012	0.40%
Cerity Partners Equity Holding LLC 2025-B Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/28/2031	-	(20)	-	0.00%
Cerity Partners Equity Holding LLC Initial Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.50% / 0.75%	8.15%	7/28/2031	716	713	716	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Cornerstone Advisors of Arizona LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.48%	5/13/2032	3,267	3,253	3,254	0.12%
Cornerstone Advisors of Arizona LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.48%	5/13/2032	3,267	3,253	3,254	0.12%
Cornerstone Advisors of Arizona, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 1.00%	0.38%	5/13/2032	-	(3)	(3)	0.00%
Cub Financing Intermediate, LLC 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.50%	1.00%	6/28/2030	-	(173)	(206)	-0.01%
Danforth Global, Inc. Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.16%	12/9/2027	532	529	532	0.01%
Danforth Global, Inc. Fifth Amendment Additional Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.14%	12/9/2027	2,068	2,050	2,068	0.07%
Danforth Global, Inc. Fifth Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.18%	12/9/2027	1,032	1,023	1,023	0.04%
Danforth Global, Inc. First Amendment Additional Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.16%	12/9/2027	282	281	280	0.01%
Danforth Global, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.23%	12/9/2027	446	443	443	0.02%
Danforth Global, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.16%	12/9/2027	169	165	169	0.01%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.16%	12/9/2027	1,625	1,616	1,613	0.06%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.16%	12/9/2027	3,995	3,968	3,965	0.14%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.16%	12/9/2027	1,564	1,552	1,551	0.06%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.16%	12/9/2027	3,349	3,327	3,321	0.12%
Danforth Global, Inc. Third Amendment Additional Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.16%	12/9/2027	474	471	474	0.02%
DOXA Insurance Holdings LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.17%	12/20/2030	465	463	465	0.02%
DOXA Insurance Holdings LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.23%	12/20/2030	489	489	489	0.02%
EdgeCo Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.23%	6/1/2028	1,040	1,040	1,040	0.04%
EdgeCo Buyer, Inc. Delayed Draw Term A Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.23%	6/1/2028	202	202	202	0.01%
EdgeCo Buyer, Inc. Delayed Draw Term B Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.23%	6/1/2028	22	22	22	0.00%
EdgeCo Buyer, Inc. Delayed Draw Term C Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.23%	6/1/2028	58	58	58	0.00%
EdgeCo Buyer, Inc. Delayed Draw Term E Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 1.00%	8.23%	6/1/2028	6,500	6,493	6,500	0.23%
EdgeCo Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.38% / 1.00%	8.47%	6/1/2028	545	545	545	0.02%
EdgeCo Buyer, Inc. Sixth Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.23%	6/1/2028	1,174	1,174	1,174	0.04%
HBWM Intermediate II, LLC 2026 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.50% / 0.75%	8.14%	11/17/2031	216	208	208	0.01%
HBWM Intermediate II, LLC Closing Date Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.39%	11/17/2031	2,242	2,219	2,218	0.08%
HBWM Intermediate II, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.39%	11/17/2031	2,995	2,964	2,963	0.11%
HBWM Intermediate II, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 0.75%	8.40%	8/18/2031	415	409	409	0.01%
Horizon Investments, LLC Second Amendment Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.35%	5/15/2030	7,905	7,831	7,827	0.28%
IEQ Capital, LLC 2023 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.23%	12/22/2028	1,200	1,200	1,200	0.04%
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 1.00%	8.12%	12/22/2028	7,416	7,363	7,416	0.27%
IEQ Capital, LLC Delayed Draw Tem Loan	(3)(4)(5)(7)	6M SOFR + 4.50% / 0.75%	8.24%	12/22/2028	1,855	1,855	1,855	0.07%
IEQ Capital, LLC Term Loan	(3)(4)(5)(7)	6M SOFR + 4.50% / 0.75%	8.23%	12/22/2028	8,060	8,060	8,055	0.29%
IEQ Capital, LLC Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 4.50% / 0.75%	8.23%	12/22/2028	3,493	3,472	3,491	0.13%
Obra Capital, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 7.50% / 1.00%	11.25%	6/21/2029	7,393	7,229	7,248	0.26%
Petra Borrower, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.45%	11/15/2030	1,239	1,227	1,239	0.04%
Petra Borrower, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.41%	11/15/2030	3,177	3,131	3,123	0.11%
Petra Borrower, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.75% / 1.00%	9.37%	11/15/2029	150	139	150	0.01%
PMA Parent Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.48%	1/31/2031	6,414	6,364	6,317	0.23%
PMA Parent Holdings, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/31/2031	-	(4)	(9)	0.00%
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 1.00%	7.94%	10/2/2028	393	388	388	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 1.00%	7.94%	10/2/2028	3,727	3,724	3,684	0.13%
Wealth Enhancement Group, LLC August 2021 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 1.00%	7.94%	10/2/2028	5,716	5,652	5,650	0.20%
Wealth Enhancement Group, LLC August 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2028	-	2	-	0.00%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 1.00%	7.94%	10/4/2028	586	579	579	0.02%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 1.00%	7.94%	10/4/2028	1,133	1,130	1,120	0.04%
Wealth Enhancement Group, LLC December 2024 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.25% / 1.00%	7.94%	10/2/2028	5,793	5,792	5,809	0.21%
Wealth Enhancement Group, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/2/2028	-	(2)	(4)	0.00%
Wealth Enhancement Group, LLC May 2022 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 1.00%	7.94%	10/2/2028	1,956	1,956	1,956	0.07%
						119,185	118,937	4.30%

Auto Parts & Equipment
Arnott, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.49%	11/13/2030	$4,910	$4,872	$4,888	0.18%
ETE Intermediate II LLC Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	5/29/2029	155	154	153	0.01%
ETE Intermediate II LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.68%	5/29/2029	47	44	41	0.00%
ETE Intermediate II LLC Term Loan A	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	5/29/2029	1,905	1,876	1,855	0.07%
M&D MidCo, Inc. Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	9.82%	8/31/2028	1,727	1,717	1,699	0.06%
M&D MidCo, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	9.82%	8/31/2028	579	575	576	0.02%
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/31/2028	-	1	-	0.00%
M&D MidCo, Inc. Third Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	9.82%	8/31/2028	362	361	360	0.01%
Premier Tire & Service Acquisition, LLC 2024-3 Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.00% / 1.00%	9.16%	5/29/2029	917	912	872	0.03%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.15%	5/17/2029	1,046	1,046	995	0.04%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.15%	5/17/2029	1,046	1,043	995	0.04%
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.00%	9.17%	5/17/2029	535	527	510	0.02%
Premier Tires & Service Acquisition, LLC Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.15%	5/17/2029	289	287	275	0.01%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.40% / 1.00%	9.05%	5/17/2029	1,697	1,697	1,614	0.06%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.40% / 1.00%	9.05%	5/17/2029	3,187	3,187	3,031	0.11%
Transgo, LLC First Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 2.00%	8.89%	12/29/2028	6,720	6,690	6,698	0.24%
Transgo, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 2.00%	8.89%	12/29/2028	1,792	1,775	1,781	0.06%
Transgo, LLC Initial Term Loan	(3)(4)(5)(7)(11)(13)	1M SOFR + 5.25% / 2.00%	8.89%	12/29/2028	2,629	2,610	2,612	0.09%
Transgo, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 2.00%	0.50%	12/29/2028	-	(3)	(4)	0.00%
Truck-Lite Co., LLC 2025 Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.41%	2/13/2032	93	92	92	0.00%
Truck-Lite Co., LLC 2025 Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.41%	2/13/2032	184	176	182	0.01%
Truck-Lite Co., LLC 2025 Replacement Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2031	-	(11)	(11)	0.00%
Truck-Lite Co., LLC 2025 Replacement Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.41%	2/13/2032	4,315	4,273	4,272	0.15%
Truck-Lite Co., LLC 2025 Replacement Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.41%	2/13/2032	6,019	5,964	5,959	0.21%
Truck-Lite Co., LLC Delayed Draw Term Loan A	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.43%	2/13/2032	223	220	220	0.01%
Truck-Lite Co., LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.42%	2/13/2032	1,056	1,019	1,029	0.04%
Truck-Lite Co., LLC Delayed Draw Term Loan C	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/13/2032	-	(16)	(13)	0.00%
						$41,088	$40,681	1.47%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Automotive Retail
ABC Technologies Inc. Term Loan B	(3)(5)(7)(11)(23)(24)	1M SOFR + 8.25% / 0.75%	11.89%	8/22/2031	$9,692	$9,391	$9,357	0.34%
Epika Fleet Services, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 0.75%	8.98%	4/17/2031	3,501	3,479	3,484	0.13%
Epika Fleet Services, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	8.98%	4/17/2031	2,000	1,988	1,990	0.07%
Epika Fleet Services, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 0.75%	8.98%	4/17/2031	4,000	3,974	3,980	0.14%
Epika Fleet Services, Inc. Delayed Draw Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	8.98%	4/17/2031	2,515	2,499	2,515	0.09%
Epika Fleet Services, Inc. Delayed Draw Term B Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	8.98%	4/17/2031	2,794	2,778	2,794	0.10%
Epika Fleet Services, Inc. Second Amendment Delayed Draw C Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	8.92%	2/17/2028	428	378	370	0.01%
						$24,487	$24,490	0.88%

Building Products
AllMark Acquisition, LLC Initial Term Loan (AllMark Door)	(3)(4)(5)(7)(10)	6M SOFR + 5.50% / 1.00%	9.35%	5/4/2028	$4,848	$4,828	$4,748	0.17%
Arch Cutting Tools Corp. Initial Term Loan	(3)(4)(5)(6)(7)(10)	3M SOFR + 4.75% / 0.00%	8.58%	4/30/2028	4,833	4,825	4,785	0.17%
Greenwood Operating Group, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.23%	5/7/2031	10,421	10,230	10,212	0.37%
Greenwood Operating Group, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.23%	5/7/2031	3,532	3,467	3,462	0.12%
Greenwood Operating Group, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.23%	5/7/2031	3,960	3,890	3,881	0.14%
Greenwood Operating Group, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 1.00%	11.25%	5/7/2031	1,910	1,837	1,837	0.07%
Vybond Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 1.00% / 0.75%	1.00%	2/3/2032	-	(15)	(1)	0.00%
Vybond Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.48%	2/3/2032	5,339	5,273	5,254	0.19%
Vybond Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 0.75%	8.48%	2/3/2032	3,960	3,906	3,897	0.14%
Vybond Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 0.75%	0.50%	2/3/2032	-	(22)	(1)	0.00%
						$38,219	$38,074	1.37%

Commodity Chemicals
Currier Plastics Acquisition, LLC Closing Date Term A Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.41%	9/19/2031	$4,019	$3,992	$3,997	0.14%
Currier Plastics Acquisition, LLC Delayed Draw Term A Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 1.00% / 1.00%	1.00%	9/19/2031	-	(21)	(17)	0.00%
Currier Plastics Acquisition, LLC Delayed Draw Term B Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.41%	9/19/2031	3,541	3,517	3,522	0.13%
Currier Plastics Acquisition, LLC First Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.41%	9/19/2031	3,724	3,698	3,704	0.13%
Currier Plastics Acquisition, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 1.00%	0.50%	9/19/2031	-	(9)	(7)	0.00%
Hultec Buyer, LLC Initial Term A Loan	(3)(4)(5)(7)	1M SOFR + 8.10% / 1.00%	9.19%	3/31/2029	480	479	479	0.02%
Hultec Buyer, LLC Term Loan A	(3)(4)(5)(7)	1M SOFR + 8.10% / 1.00%	9.19%	3/31/2029	1,528	1,508	1,523	0.05%
Hultec Buyer, LLC Term Loan A	(3)(4)(5)(7)(13)	1M SOFR + 8.10% / 1.00%	9.19%	3/31/2029	3,273	3,228	3,264	0.12%
						$16,392	$16,465	0.59%

Communications Equipment
Owl Cyber Defense Solutions, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.75% / 1.00%	9.33%	9/11/2029	$76	$69	$76	0.00%
Owl Cyber Defense Solutions, LLC Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.75% / 1.00%	9.39%	9/11/2029	1,827	1,807	1,804	0.07%
Owl Cyber Defense Solutions, LLC Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.75% / 1.00%	9.39%	9/11/2029	3,349	3,327	3,308	0.12%
Owl Cyber Defense Solutions, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.75% / 1.00%	9.39%	9/11/2029	3,970	3,909	3,922	0.14%
						$9,112	$9,110	0.33%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Construction & Engineering
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 0.75%	9.22%	1/31/2029	$482	$481	$432	0.02%
Best Roofing Services LLC Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	9.73%	4/2/2029	1,145	1,131	1,023	0.04%
Best Roofing Services LLC Closing Date Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	9.73%	4/2/2029	3,947	3,880	3,524	0.13%
Best Roofing Services LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.73%	4/2/2029	716	716	621	0.02%
C3 AcquisitionCo, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.50%	8.92%	11/26/2030	2,404	2,363	2,404	0.09%
C3 AcquisitionCo, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 1.50%	8.89%	11/26/2030	322	319	318	0.01%
C3 AcquisitionCo, LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.25% / 1.50%	8.89%	11/26/2030	3,432	3,394	3,391	0.12%
C3 AcquisitionCo, LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.25% / 1.50%	8.89%	11/26/2030	3,995	3,951	3,947	0.14%
C3 AcquisitionCo, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.50%	8.92%	11/26/2030	545	536	545	0.02%
C3 AcquisitionCo, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 1.50%	8.89%	11/26/2030	9,417	9,255	9,252	0.33%
CSG Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/29/2029	-	(2)	(1)	0.00%
CSG Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.25% / 1.00%	9.91%	7/29/2029	2,067	2,050	2,037	0.07%
CSG Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 6.25% / 1.00%	9.91%	7/29/2029	3,349	3,319	3,300	0.12%
CSG Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/29/2029	-	(3)	-	0.00%
Diverzify Intermediate LLC 25th Amendment Term Loan	(4)(5)(7)(10)(28)(31)	3M SOFR + 0.00% / 1.00%	0.00%	4/30/2030	1,052	1,052	739	0.03%
Diverzify Intermediate LLC Second Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 7.75% / 1.00%	11.68%	5/11/2027	337	335	314	0.01%
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 7.75% / 1.00%	11.68%	5/11/2027	2,921	2,901	2,723	0.10%
Diverzify Intermediate LLC Seventeenth Amendment Roll Up Priority Term Loan	(3)(4)(5)(7)(10)	FIXED + 12.00% / 0.00%	12.00%	3/23/2033	156	154	142	0.01%
Eskola LLC Delayed Draw Term A Loan	(4)(5)(7)(11)	3M SOFR + 5.50% / 1.50%	0.00% / 9.87%	12/19/2029	3,042	3,020	2,785	0.10%
Eskola LLC Initial Term Loan	(4)(5)(7)(11)	3M SOFR + 5.50% / 1.50%	0.00% / 9.71%	12/19/2029	8,512	8,436	7,720	0.28%
ESP Associates, Inc. Delayed Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 1.50%	8.97%	4/14/2031	3,840	3,800	3,798	0.14%
ESP Associates, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	7/24/2028	-	(11)	(12)	0.00%
ESP Associates, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.50%	8.98%	7/24/2028	3,058	3,029	3,014	0.11%
ESP Associates, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.50%	8.98%	7/24/2028	1,462	1,449	1,441	0.05%
ESP Associates, Inc. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.50%	8.98%	7/24/2028	3,258	3,221	3,212	0.12%
ESP Associates, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.50%	8.98%	7/24/2028	4,756	4,686	4,688	0.17%
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.72%	10/7/2028	689	666	684	0.02%
G-A-I Consultants, Inc. First Amendment Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.72%	10/7/2028	2,901	2,874	2,857	0.10%
G-A-I Consultants, Inc. Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.72%	10/7/2028	158	153	157	0.01%
HP RSS Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.45%	12/11/2029	668	667	667	0.02%
HP RSS Buyer, Inc. General Purpose Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.48%	12/11/2029	430	428	429	0.02%
HP RSS Buyer, Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.45%	12/11/2029	478	474	477	0.02%
HP RSS Buyer, Inc. Special Purpose Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.48%	12/11/2029	143	143	143	0.01%
Kelso Industries LLC 2026 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 5.75% / 1.00%	5.75%	12/30/2029	-	(83)	(98)	0.00%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.42%	12/30/2029	5,197	5,148	5,133	0.19%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.42%	12/30/2029	1,082	1,075	1,069	0.04%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.42%	12/30/2029	3,390	3,366	3,348	0.12%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)(13)(14)	3M SOFR + 5.75% / 1.00%	9.42%	12/30/2029	4,157	4,129	4,106	0.15%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
LJ Avalon Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.39%	2/1/2030	7,988	7,923	7,972	0.29%
LJ Avalon Holdings, LLC Amendment No. 4 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 1.00%	8.14%	2/1/2030	1,888	1,852	1,844	0.07%
LJ Avalon Holdings, LLC Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.42%	2/1/2029	193	181	190	0.01%
MechanAir LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/18/2031	-	(23)	(33)	0.00%
MechanAir LLC Revolving Loan	(3)(4)(5)(6)(7)	6M SOFR + 6.00% / 1.00%	9.85%	12/18/2031	1,045	1,037	1,034	0.04%
MechanAir LLC Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 6.00% / 1.00%	9.73%	12/18/2031	5,210	5,189	5,176	0.19%
MechanAir LLC Term Loan	(3)(4)(5)(7)(14)	6M SOFR + 6.00% / 1.00%	9.73%	12/18/2031	4,007	3,989	3,981	0.14%
Michael Baker International, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 0.75%	8.23%	12/1/2028	16,322	15,885	15,876	0.57%
MKD Electric, LLC First Amendment Term Loan B	(3)(4)(5)(7)	3M SOFR + 6.50% / 1.25%	10.20%	5/31/2029	4,229	4,150	4,145	0.15%
MKD Electric, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 6.50% / 1.25%	10.12%	5/31/2029	664	646	664	0.02%
MKD Electric, LLC Sea-Tac Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.50% / 1.25%	10.12%	5/31/2029	2,568	2,530	2,525	0.09%
MKD Electric, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.50% / 1.25%	10.12%	5/31/2029	4,596	4,537	4,508	0.16%
MKD Electric, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 6.50% / 1.25%	10.12%	5/31/2029	3,358	3,310	3,293	0.12%
MKD Electric, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.50% / 1.25%	10.12%	5/31/2029	3,927	3,861	3,852	0.14%
MOREgroup Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.98%	1/16/2030	1,149	1,137	1,129	0.04%
MOREgroup Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	8.98%	1/16/2030	3,250	3,216	3,196	0.12%
OSR Opco LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.50%	9.16%	3/15/2029	1,057	1,039	1,044	0.04%
OSR Opco LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.50%	9.14%	3/15/2029	1,865	1,851	1,845	0.07%
OSR Opco LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.50% / 1.50%	9.14%	3/15/2029	3,349	3,321	3,314	0.12%
OSR Opco LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.50%	9.18%	3/15/2029	933	914	913	0.03%
Pave America Holding, LLC Closing Date Term Loan	(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	8.98% / 2.88%	8/27/2032	9,495	9,419	9,382	0.34%
Pave America Holding, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	8.93%	8/27/2032	1,632	1,604	1,626	0.06%
Pave America Holding, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.43%	8/27/2032	1,218	1,196	1,189	0.04%
Pavement Preservation Acquisition, LLC Amendment No. 4 Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 1.00%	8.89%	8/9/2030	22,344	21,910	21,897	0.79%
Pavement Preservation Acquisition, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.91%	8/9/2030	1,426	1,355	1,353	0.05%
PGI Parent LLC First Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.68%	12/31/2031	19,712	19,329	19,318	0.70%
PGI Parent LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.73%	12/31/2031	5,252	5,205	5,192	0.19%
PGI Parent LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.00% / 1.00%	10.75%	12/31/2031	312	303	301	0.01%
PK Purchaser, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.16%	9/19/2029	4,710	4,667	4,489	0.16%
PK Purchaser, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.16%	9/19/2029	3,349	3,324	3,191	0.12%
PK Purchaser, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.16%	9/19/2029	4,222	4,186	4,024	0.15%
Puris LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.42%	6/30/2031	307	305	302	0.01%
Puris LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.42%	6/30/2031	3,349	3,304	3,290	0.12%
Puris LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.42%	6/30/2031	3,959	3,907	3,890	0.14%
RailPros Parent, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.25% / 0.75%	7.89%	5/24/2032	245	238	245	0.01%
RailPros Parent, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.25% / 0.75%	7.89%	5/24/2032	2,640	2,616	2,616	0.09%
RailPros Parent, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	5/24/2032	-	(3)	-	0.00%
ResiXperts Holdco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.18%	5/2/2030	2,381	2,349	2,351	0.08%
ResiXperts Holdco, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.16%	5/2/2030	701	693	693	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
ResiXperts Holdco, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.16%	5/2/2030	329	325	326	0.01%
ResiXperts Holdco, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.14%	5/2/2030	89	85	85	0.00%
RRA Corporate, LLC Delayed Draw Term Loan 2	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.95%	8/15/2029	43	43	39	0.00%
RRA Corporate, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.95%	8/15/2029	55	54	51	0.00%
RRA Corporate, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.98%	8/15/2029	3,023	2,992	2,806	0.10%
Seahawk Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	4/30/2032	-	(50)	(42)	0.00%
Seahawk Buyer, LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.50%	8.87%	4/30/2032	13,166	13,005	13,015	0.47%
Seahawk Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 1.50%	8.87%	4/30/2032	636	604	606	0.02%
SuperHero Fire Protection, LLC Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.48%	12/31/2029	2,843	2,797	2,793	0.10%
SuperHero Fire Protection, LLC Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 1.00%	9.48%	12/31/2029	3,917	3,877	3,848	0.14%
SuperHero Fire Protection, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	9.57%	12/31/2029	401	394	386	0.01%
The Vertex Companies, Inc. Delayed Draw Term Loan B	(3)(4)(5)(7)(11)	1M SOFR + 5.00% / 1.00%	8.61%	8/31/2028	4,710	4,674	4,694	0.17%
The Vertex Companies, Inc. Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.72%	8/31/2027	949	939	945	0.03%
USIC Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.17%	9/10/2031	11,307	11,148	11,131	0.40%
USIC Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.17%	9/10/2031	10,379	10,338	10,218	0.37%
USIC Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	8.93%	9/10/2031	2,514	2,487	2,470	0.09%
USIC Holdings, Inc. Specified Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.17%	9/10/2031	1,038	1,028	1,018	0.04%
Valkyrie Buyer, LLC (Term C) Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.98%	5/6/2031	205	202	202	0.01%
Valkyrie Buyer, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.98%	5/6/2031	502	496	502	0.02%
Valkyrie Buyer, LLC Delayed Draw Term Loan C	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.98%	5/6/2031	1,795	1,775	1,767	0.06%
Valkyrie Buyer, LLC Delayed Draw Term Loan D	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	8.91%	5/6/2031	3,071	3,015	3,001	0.11%
Valkyrie Buyer, LLC Delayed Draw Term Loan E	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.91%	5/6/2031	2,196	2,182	2,161	0.08%
Valkyrie Buyer, LLC Delayed Draw Term Loan F	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	8.98%	5/6/2031	164	123	104	0.00%
Valkyrie Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	8.95%	5/6/2030	327	311	304	0.01%
Valkyrie Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	8.95%	5/6/2030	135	130	127	0.00%
Valkyrie Buyer, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.98%	5/6/2031	1,059	1,047	1,043	0.04%
Valkyrie Buyer, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.98%	5/6/2031	4,864	4,788	4,787	0.17%
Valkyrie Buyer, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	8.98%	5/6/2031	3,250	3,213	3,198	0.12%
Vertex Companies, Inc., Term Loan D	(3)(4)(5)(7)(11)	1M SOFR + 5.00% / 1.00%	8.64%	8/31/2028	2,861	2,845	2,835	0.10%
Vertex Companies, Inc., Term Loan D	(3)(4)(5)(7)(14)	1M SOFR + 5.00% / 1.00%	8.64%	8/31/2028	3,917	3,888	3,881	0.14%
Vertex Service Partners, LLC Delayed Draw Term Loan	(4)(5)(7)	3M SOFR + 6.00% / 0.75%	9.73% / 4.10%	11/8/2030	325	325	325	0.01%
Vertex Service Partners, LLC Delayed Draw Term Loan	(4)(5)(7)(13)	3M SOFR + 6.00% / 0.75%	9.73% / 4.10%	11/8/2030	3,354	3,354	3,346	0.12%
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.73% / 4.10%	11/8/2030	883	860	867	0.03%
Vertex Service Partners, LLC Revolving Facility	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 0.75%	9.74%	11/8/2030	312	311	311	0.01%
Vertex Service Partners, LLC Term Loan	(4)(5)(7)	3M SOFR + 6.00% / 0.75%	9.73% / 4.10%	11/8/2030	1,912	1,896	1,885	0.07%
						$320,455	$317,181	11.48%

Construction Materials
Skyrodema Bidco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	3/9/2033	$-	$(5)	$(2)	0.00%
Skyrodema Bidco, LLC Term B Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.48%	3/9/2033	11,855	11,825	11,842	0.43%
						$11,820	$11,840	0.43%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Consumer Electronics
Lakewood Acquisition Corporation Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.17%	1/24/2030	$2,705	$2,667	$2,640	0.10%
Lakewood Acquisition Corporation Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.17%	1/24/2030	3,432	3,374	3,350	0.12%
Lakewood Acquisition Corporation Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.17%	1/24/2030	3,917	3,851	3,823	0.14%
Lakewood Acquisition Corporation Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	1/24/2030	-	(37)	(5)	0.00%
						$9,855	$9,808	0.36%

Consumer Finance
CLGF Holdco 2, LLC Loan	(3)(4)(5)	FIXED + 12.50%	12.50%	4/23/2030	$6,670	$6,591	$6,630	0.24%

Data Processing & Outsourced Services
Sabel Systems Technology Solutions, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/31/2030	$-	$(2)	$(2)	0.00%
Sabel Systems Technology Solutions, LLC Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 6.00% / 1.00%	9.64%	10/31/2030	2,775	2,748	2,749	0.10%
						$2,746	$2,747	0.10%

Distributors
RPM Purchaser, Inc. Delayed Draw Term Loan B	(3)(4)(5)(6)(7)	1M SOFR + 6.25% / 2.00%	10.01%	9/11/2028	$778	$761	$776	0.03%
RPM Purchaser, Inc. Delayed Draw Term Loan B	(3)(4)(5)(7)	1M SOFR + 6.25% / 2.00%	10.01%	9/11/2028	536	529	535	0.02%
RPM Purchaser, Inc. Effective Date Term Loan B	(3)(4)(5)(7)	1M SOFR + 6.25% / 2.00%	10.01%	9/11/2028	566	549	559	0.02%
RPM Purchaser, Inc. Effective Date Term Loan B	(3)(4)(5)(7)(13)	1M SOFR + 6.25% / 2.00%	10.01%	9/11/2028	3,221	3,169	3,183	0.11%
						$5,008	$5,053	0.18%
Diversified Capital Markets
GC Waves Holdings, Inc. 2023 Replacing Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/4/2030	$-	$-	$-	0.00%
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.75%	8.14%	10/4/2030	4,942	4,906	4,941	0.18%
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.50% / 0.75%	8.14%	10/4/2030	3,190	3,190	3,189	0.12%
GC Waves Holdings, Inc. 2024 Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.50% / 0.75%	8.14%	10/4/2030	5,078	5,078	5,076	0.18%
GC Waves Holdings, Inc. 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.50% / 0.75%	8.14%	10/4/2030	603	600	603	0.02%
						$13,774	$13,809	0.50%

Diversified Chemicals
Opta Inc. 2024 Incremental Delayed Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 6.75% / 1.50%	10.51%	11/9/2028	$1,719	$1,681	$1,710	0.06%
Opta Inc. Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 6.75% / 1.50%	10.49%	11/8/2028	3,348	3,327	3,317	0.12%
Opta Inc. Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 6.75% / 1.50%	10.49%	11/8/2028	3,477	3,447	3,444	0.12%
V Global Holdings LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 0.75%	9.55%	1/2/2029	4,906	4,893	4,709	0.17%
						$13,348	$13,180	0.47%

Diversified Financial Services
Archer Lewis, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.48%	8/28/2029	$30	$29	$27	0.00%
Archer Lewis, LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	9.48%	8/28/2029	11	11	8	0.00%
Archer Lewis, LLC Initial Revolving Facility	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.48%	8/28/2029	65	64	59	0.00%
Archer Lewis, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.45%	8/28/2029	2,106	2,084	1,904	0.07%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Beacon Pointe Harmony, LLC 2024 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.75%	8.14%	12/29/2028	5,818	5,787	5,787	0.21%
Beacon Pointe Harmony, LLC Amendment No.4 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.50% / 0.75%	8.14%	12/29/2028	120	120	120	0.00%
Beacon Pointe Harmony, LLC Delayed Draw Term Facility	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.75%	8.14%	12/29/2028	284	283	282	0.01%
Beacon Pointe Harmony, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.75%	8.14%	12/29/2028	281	279	279	0.01%
Beacon Pointe Harmony, LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.75%	8.14%	12/29/2028	589	586	586	0.02%
Beacon Pointe Harmony, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/29/2027	-	-	-	0.00%
Convera International Financial S.a r.l. Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.63%	3/1/2030	2,918	2,877	2,865	0.10%
Convera International Financial S.a r.l. Incremental Term Loan 2024	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.63%	3/1/2030	399	395	393	0.01%
Harris & Co. LLC Delayed Draw Term A Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	8.89%	8/9/2030	32	32	32	0.00%
Harris & Co. LLC Delayed Draw Term B Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	8.89%	8/9/2030	31	31	31	0.00%
Harris & Co. LLC Delayed Draw Term C Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 1.00%	8.87%	8/9/2030	10,332	10,247	10,332	0.37%
Harris & Co. LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 1.00%	8.89%	8/9/2030	3,023	2,998	2,997	0.11%
Harris & Co. LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/9/2030	-	(7)	-	0.00%
Lido Advisors, LLC Eighth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.48%	5/10/2032	171	170	171	0.01%
Lido Advisors, LLC Eighth Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.43%	5/10/2032	1,128	1,118	1,128	0.04%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.42%	5/10/2032	1,694	1,661	1,694	0.06%
Lido Advisors, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 1.00%	8.37%	5/10/2032	151	149	151	0.01%
Lido Advisors, LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.42%	5/10/2032	1,990	1,963	1,990	0.07%
Portage Point Partners, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.66%	5/2/2033	21,254	21,075	21,095	0.76%
Portage Point Partners, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	5/2/2033	-	(24)	(21)	0.00%
						$51,928	$51,910	1.86%

Diversified Metals & Mining
Associated Spring US, LLC Amendment No.4 Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.00%	9.23%	4/4/2030	$3,731	$3,693	$3,693	0.13%
George Holding, Inc. Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.41%	1/31/2031	7,177	7,127	7,101	0.26%
						$10,820	$10,794	0.39%

Diversified Real Estate Activities
Monarch Collective Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.73%	3/17/2032	$12	$2	$3	0.00%
Monarch Collective Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	3/17/2032	2,925	2,911	2,912	0.11%
Monarch Collective Holdings, LLC Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.73%	3/17/2032	78	76	76	0.00%
						$2,989	$2,991	0.11%

Diversified Support Services
Accent Building Materials Holdings LLC Term B Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 6.25% / 1.00%	9.90%	8/6/2029	$900	$871	$900	0.03%
Accent Building Materials Holdings LLC Term Loan B	(3)(4)(5)(7)	3M SOFR + 6.25% / 1.00%	9.90%	8/6/2029	629	591	619	0.02%
Accent Building Materials Holdings LLC Term Loan B	(3)(4)(5)(7)(13)	3M SOFR + 6.25% / 1.00%	9.90%	8/6/2029	3,300	3,230	3,247	0.12%
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	(3)(4)(5)(6)(7)	6M SOFR + 5.00% / 1.00%	8.63%	11/19/2030	832	817	831	0.03%
CraneTech USA Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	6/17/2032	-	(98)	(98)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
CraneTech USA Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 0.00%	6.00%	6/17/2032	13,736	13,599	13,598	0.49%
CraneTech USA Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)(11)	3M SOFR + 0.50% / 0.00%	0.50%	6/17/2032	-	(25)	(25)	0.00%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.23%	9/28/2029	2,133	2,124	2,117	0.08%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.23%	9/28/2029	2,827	2,799	2,806	0.10%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.23%	9/28/2029	3,179	3,161	3,156	0.11%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.23%	9/28/2029	3,873	3,851	3,844	0.14%
FirstCall Mechanical Group, LLC Amendment No. 2 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/27/2031	-	(387)	(390)	-0.01%
FLS Holding, Inc. Term B Loan (FLS Transportation Services)	(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.13% / 0.50%	12/15/2028	4,997	4,964	4,502	0.16%
Integrated Power Services Holdings, Inc. Initial Revolving Loan (First Lien)	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 0.75%	8.51%	11/22/2030	70	67	66	0.00%
Integrated Power Services Holdings, Inc. Tenth Amendment Incremental Delayed Draw Term Loan (First Lien)	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/22/2031	-	(7)	(7)	0.00%
Integrated Power Services Holdings, Inc. Tenth Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.52%	11/22/2031	450	449	449	0.02%
Integrated Power Services Holdings, Inc. Tenth Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 0.75%	8.52%	11/22/2031	5,920	5,910	5,904	0.21%
Integrated Power Services Holdings, Inc. Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 1.00%	8.51%	11/22/2028	6,140	6,125	6,113	0.22%
Integrated Power Services Holdings, Inc. Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.51%	11/22/2028	6,140	6,125	6,113	0.22%
Moonlight Parent, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	9/9/2032	-	(23)	(1)	0.00%
Moonlight Parent, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.41%	9/9/2032	6,421	6,366	6,353	0.23%
Moonlight Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.41%	9/9/2032	3,284	3,255	3,249	0.12%
Moonlight Parent, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/9/2032	-	(14)	(1)	0.00%
PrimeFlight Acquisition, LLC Amendment No. 5 Additional Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.92%	5/1/2029	1,276	1,273	1,271	0.05%
PrimeFlight Acquisition, LLC Amendment No. 7 Additional Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.91%	5/1/2029	539	535	533	0.02%
PrimeFlight Acquisition, LLC Amendment No. 7 Additional Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	8.91%	5/1/2029	573	569	567	0.02%
PrimeFlight Acquisition, LLC Amendment No. 8 Additional Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.39%	5/1/2029	744	738	737	0.03%
PrimeFlight Acquisition, LLC Amendment No. 9 Additional Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.41%	5/1/2029	3,060	3,046	3,045	0.11%
PrimeFlight Acquisition, LLC Amendment No.4 Additional Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.98%	5/1/2029	626	623	620	0.02%
Primeflight Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.16%	5/1/2029	3,250	3,231	3,219	0.12%
Primeflight Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.16%	5/1/2029	3,550	3,524	3,516	0.13%
SV Newco 2, Inc. 2025 Incremental Delayed Draw Term Loan	(3)(5)(6)(7)(23)(24)	3M SOFR + 5.00% / 0.75%	8.73%	6/2/2031	2,619	2,584	2,539	0.10%
SV Newco 2, Inc. 2025 Incremental Term Loan	(3)(5)(7)(11)(23)(24)	3M SOFR + 5.00% / 0.75%	8.73%	6/2/2031	2,600	2,589	2,574	0.09%
SV Newco 2, Inc. Delayed Draw Term Loan	(3)(5)(7)(23)(24)	3M SOFR + 5.00% / 0.75%	8.70%	6/2/2031	1,636	1,620	1,619	0.06%
SV Newco 2, Inc. Delayed Draw Term Loan	(3)(5)(7)(11)(23)(24)	3M SOFR + 5.00% / 0.75%	8.70%	6/2/2031	1,036	1,031	1,026	0.05%
SV Newco 2, Inc. Initial Term Loan	(3)(5)(7)(11)(23)(24)	3M SOFR + 5.00% / 0.75%	8.73%	6/2/2031	5,145	5,104	5,094	0.18%
SV Newco 2, Inc. Revolving Credit Loan	(3)(5)(6)(7)(23)(24)	1M SOFR + 5.00% / 0.75%	8.62%	6/2/2031	639	625	621	0.02%
TL Voltron Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 0.00%	8.98%	12/31/2030	7,336	7,226	7,189	0.26%
TL Voltron Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.00%	8.98%	12/31/2030	3,201	3,154	3,137	0.11%
TL Voltron Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 0.00%	8.98%	12/31/2030	4,236	4,167	4,151	0.15%
TRAK Purchaser, Inc. Amendment No.1 Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.41%	6/20/2031	3,618	3,569	3,586	0.13%
TRAK Purchaser, Inc. Amendment No.1 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.41%	6/20/2031	3,618	3,585	3,586	0.13%
TRAK Purchaser, Inc. Amendment No.2 Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 0.00%	6.00%	6/20/2031	983	969	969	0.03%
Visu-Sewer, LLC Initial Term Loan	(3)(4)(5)(7)(10)	6M SOFR + 6.25% / 1.00%	9.83%	11/8/2029	4,875	4,832	4,838	0.17%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
W. A. Kendall And Company, LLC Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	9.74%	4/22/2030	2,929	2,902	2,890	0.10%
W.A. Kendall and Company, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.88% / 1.00%	9.87%	4/22/2030	4,813	4,788	4,777	0.17%
W.A. Kendall and Company, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.88% / 1.00%	9.87%	4/22/2030	345	341	341	0.01%
W.A. Kendall and Company, LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.75% / 1.00%	9.74%	4/22/2030	663	636	663	0.02%
W.A. Kendall and Company, LLC Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.74%	4/22/2030	2,284	2,263	2,264	0.08%
W.A. Kendall and Company, LLC Specified Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.74%	4/22/2030	139	139	139	0.01%
						$129,413	$128,856	4.66%

Drug Retail
Puma Buyer, LLC First Amendment Additional Term Loan (First Lien)	(3)(4)(5)(7)(11)	3M SOFR + 4.25% / 0.50%	7.98%	3/29/2032	$3,246	$3,232	$3,231	0.12%
Puma Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.25% / 0.50%	7.98%	3/29/2032	13,725	13,632	13,712	0.49%
Puma Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.50%	0.38%	3/29/2032	-	(17)	-	0.00%
						$16,847	$16,943	0.61%

Education Services
Cambium Learning Group, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.26%	7/20/2028	$5,822	$5,792	$5,782	0.21%
Med Learning Group, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/30/2027	-	(8)	(1)	0.00%
Med Learning Group, LLC Fifth Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.48%	12/30/2027	5,361	5,327	5,322	0.19%
Med Learning Group, LLC Fifth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.48%	12/30/2027	5,361	5,327	5,322	0.19%
REP TEC Intermediate Holdings, Inc Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.73%	5/30/2031	8,641	8,603	8,589	0.31%
REP TEC Intermediate Holdings, Inc Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.73%	5/30/2031	8,641	8,603	8,589	0.31%
REP TEC Intermediate Holdings, Inc Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/30/2031	-	(11)	(16)	0.00%
Salisbury House, LLC Closing Date Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 0.75%	8.39%	8/18/2032	6,095	6,070	6,056	0.22%
Salisbury House, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 0.75%	8.39%	8/18/2032	296	290	294	0.01%
Salisbury House, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/18/2032	-	(4)	(5)	0.00%
						$39,989	$39,932	1.44%

Electrical Components & Equipment
AMP Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 0.50%	8.14%	4/1/2033	$15,154	$15,082	$15,078	0.54%
AMP Purchaser, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%	4/1/2033	-	(9)	(10)	0.00%
Force Electrical Buyerco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.18%	10/21/2032	1,076	1,028	1,076	0.04%
Force Electrical Buyerco, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.24%	10/21/2032	471	462	471	0.02%
Force Electrical Buyerco, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.17%	10/21/2032	3,065	3,039	3,037	0.11%
MoboTrex, LLC Amendment No. 4 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.73%	6/6/2031	686	672	646	0.02%
MoboTrex, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.73%	6/7/2030	396	388	388	0.01%
MoboTrex, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.70%	6/7/2030	6,206	6,165	6,146	0.22%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)	6M SOFR + 5.25% / 1.00%	8.92%	11/4/2030	4,316	4,285	4,263	0.15%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 5.25% / 1.00%	8.92%	11/4/2030	3,064	3,041	3,026	0.11%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)(14)	6M SOFR + 5.25% / 1.00%	8.92%	11/4/2030	4,091	4,055	4,041	0.15%
Principal Lighting Group, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/4/2030	-	(12)	(3)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Spark Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/15/2031	-	(14)	(180)	-0.01%
Spark Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 0.75%	8.89%	10/15/2031	1,385	1,369	1,269	0.05%
Spark Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	8.89%	10/15/2031	1,521	1,500	1,394	0.05%
Spark Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	8.89%	10/15/2031	3,251	3,212	2,979	0.11%
Spark Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 0.75%	8.90%	10/15/2031	688	673	598	0.02%
						$44,936	$44,219	1.59%

Electronic Equipment & Instruments
Dwyer Instruments, LLC First Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.00%	8.48%	7/21/2027	$539	$539	$539	0.02%
Dwyer Instruments, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.48%	7/20/2029	1,566	1,556	1,566	0.06%
Dwyer Instruments, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.48%	7/20/2029	7,425	7,371	7,425	0.27%
Dwyer Instruments, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.48%	7/20/2029	4,595	4,573	4,595	0.17%
Dwyer Instruments, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.00%	8.48%	7/20/2029	3,208	3,208	3,208	0.12%
Dwyer Instruments, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.49%	7/20/2029	1,951	1,940	1,951	0.07%
Dwyer Instruments, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.00%	8.45%	7/20/2029	1,668	1,668	1,668	0.06%
Dwyer Instruments, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.00%	8.48%	7/20/2029	1,451	1,451	1,451	0.05%
Payscape Buyer, Inc. (NXGEN) Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 1.00%	8.39%	10/31/2027	3,575	3,557	3,552	0.13%
Payscape Buyer, Inc. Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 1.00%	8.39%	11/1/2027	6,322	6,288	6,280	0.23%
REE Holdings III Corp. Term Loan (Rees Scientific Corporation)	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.67%	11/4/2028	4,671	4,638	4,671	0.17%
SRP Eagle Buyer Inc Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.50%	0.00%	12/8/2031	-	(59)	(71)	0.00%
SRP Eagle Buyer Inc Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.50%	8.48%	12/8/2031	10,913	10,813	10,793	0.39%
SRP Eagle Buyer Inc Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	12/8/2031	-	(23)	(28)	0.00%
						$47,520	$47,600	1.74%

Electronic Manufacturing Services
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 6.50% / 1.00%	10.32%	10/5/2027	$161	$161	$158	0.01%
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Term A Loan	(4)(5)(7)(11)	3M SOFR + 6.50% / 1.00%	10.32% / 4.75%	10/5/2027	2,709	2,698	2,647	0.10%
						$2,859	$2,805	0.11%

Environmental & Facilities Services
Aptive Environmental, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	10/15/2032	$-	$(7)	$-	0.00%
Aptive Environmental, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 0.75%	8.39%	10/15/2032	234	221	234	0.01%
Aptive Environmental, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 0.75%	8.39%	10/15/2032	8,316	8,241	8,231	0.30%
Aptive Environmental, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 0.75%	8.39%	10/15/2032	8,316	8,241	8,231	0.30%
Atlantic Pipe Services, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 1.00%	8.23%	12/1/2031	99	69	73	0.00%
Atlantic Pipe Services, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.00%	8.23%	12/1/2031	4,605	4,550	4,560	0.16%
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.48%	3/17/2027	1,139	1,139	1,122	0.04%
AVW WV Buyer, Inc. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 9.45% / 1.00%	9.45%	3/17/2027	3,349	3,334	3,294	0.12%
AVW WV Buyer, Inc. Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 9.45% / 1.00%	9.45%	3/17/2027	3,944	3,944	3,880	0.14%
Duke's Root Control, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.32%	12/10/2029	2,194	2,192	2,170	0.07%
Duke's Root Control, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.32%	12/10/2029	2,194	2,186	2,170	0.08%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Duke's Root Control, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/8/2028	-	(3)	(5)	0.00%
Duke's Root Control, Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.33%	12/10/2029	761	757	754	0.03%
Duke's Root Control, Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.33%	12/10/2029	761	757	754	0.03%
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	6M SOFR + 5.25% / 1.00%	9.10%	11/19/2029	621	607	621	0.02%
HEF Safety Ultimate Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 5.25% / 1.00%	9.10%	11/19/2029	2,541	2,509	2,493	0.09%
Rotolo Consultants, Inc. Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.45%	12/20/2026	3,097	3,081	3,065	0.11%
Rotolo Consultants, Inc. Delayed Draw Term Loan (2025)	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.00%	9.49%	1/31/2031	487	486	487	0.02%
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.64%	9/4/2029	4,934	4,934	4,934	0.18%
Vortex Companies, LLC Amendment No. 4 Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.00% / 1.00%	8.64%	9/4/2029	2,216	2,206	2,200	0.08%
Vortex Companies, LLC Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.61%	9/4/2029	2,207	2,194	2,193	0.08%
Vortex Companies, LLC Amendment No. 7 Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.61%	9/4/2029	2,164	2,149	2,148	0.08%
Vortex Companies, LLC Amendment No. 8 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/4/2029	-	(13)	-	0.00%
Vortex Companies, LLC Amendment No. 8 Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.61%	9/4/2029	1,697	1,688	1,688	0.06%
Vortex Companies, LLC Amendment No.2 Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.64%	9/4/2029	2,982	2,960	2,950	0.11%
Vortex Companies, LLC Delayed Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.61%	5/7/2032	783	778	783	0.03%
Vortex Companies, LLC Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.64%	9/4/2029	2,888	2,867	2,888	0.10%
Vortex Companies, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.57% / 1.00%	9.55%	9/4/2029	582	574	574	0.02%
Vortex Companies, LLC Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.00% / 1.00%	8.64%	5/7/2032	1,296	1,288	1,291	0.05%
VTC Buyer Corp. Advance	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.92%	7/15/2031	655	643	655	0.02%
VTC Buyer Corp. Designated Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.90%	7/15/2031	3,094	3,075	3,094	0.11%
VTC Buyer Corp. Future Expansion Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.90%	7/15/2031	823	810	823	0.03%
VTC Buyer Corp. Term A Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.92%	7/15/2031	3,022	3,002	3,000	0.11%
VTC Buyer Corp. Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.92%	7/15/2031	3,022	3,003	3,000	0.11%
Wasteology Group Transportation, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	11/3/2032	-	(30)	(34)	0.00%
Wasteology Group Transportation, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	11/3/2032	-	(9)	(10)	0.00%
Wasteology Group Transportation, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.41%	11/3/2032	2,876	2,849	2,847	0.10%
						$77,272	$77,158	2.79%

Financial Exchanges & Data
Wharf Street Ratings Acquisition LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	9/16/2032	$-	$(10)	$(11)	0.00%
Wharf Street Ratings Acquisition LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.75%	8.14%	9/16/2032	4,836	4,812	4,811	0.17%
Wharf Street Ratings Acquisition LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.50% / 0.75%	8.14%	9/16/2032	7,305	7,275	7,269	0.26%
Wharf Street Ratings Acquisition LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.50% / 0.75%	8.14%	9/16/2032	7,305	7,275	7,269	0.26%
Wharf Street Ratings Acquisition LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/16/2032	-	(10)	(11)	0.00%
						$19,342	$19,327	0.69%

Food Distributors
Costanzo's Bakery, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.23%	6/18/2027	$435	$433	$435	0.02%
Costanzo's Bakery, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.23%	6/18/2027	2,890	2,878	2,876	0.10%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
GMF Parent, Inc. Term A Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 0.75%	8.18%	12/20/2032	5,117	5,069	5,046	0.18%
GMF Parent, Inc.Delayed Draw Term Loan A 12/25	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	12/20/2032	-	(13)	(20)	0.00%
GMF Parent, Inc.Revolver 12/25	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.17%	12/20/2032	72	65	61	0.00%
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.26%	8/1/2030	394	372	394	0.01%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.26%	8/1/2030	1,258	1,244	1,245	0.04%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.26%	8/1/2030	3,349	3,317	3,314	0.12%
Heritage Foodservice Investment, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.26%	8/1/2030	321	316	321	0.01%
Recipe Acquisition Corp. Delayed Draw Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.73%	7/31/2031	308	307	303	0.01%
Recipe Acquisition Corp. Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.73%	7/31/2031	218	215	216	0.01%
Recipe Acquisition Corp. Term Loan (First Lien)	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.73%	7/31/2031	319	318	319	0.01%
Recipe Acquisition Corp. Term Loan (First Lien)	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.73%	7/31/2031	3,349	3,337	3,349	0.12%
Recipe Acquisition Corp. Term Loan (First Lien)	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	8.73%	7/31/2031	3,953	3,922	3,953	0.14%
Rushmore Investment III LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.92%	10/18/2030	8,310	8,186	8,224	0.30%
Rushmore Investment III LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.92%	10/18/2030	3,930	3,896	3,889	0.14%
Sunset Distributing, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.48%	5/30/2030	1,308	1,276	1,308	0.05%
Sunset Distributing, LLC Term Loan A	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.48%	5/30/2030	3,412	3,356	3,351	0.12%
Sunset Distributing, LLC Term Loan A	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.48%	5/30/2030	3,412	3,355	3,351	0.12%
						$41,849	$41,935	1.50%

Forest Products
TMSC OpCo, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/30/2028	$-	$(8)	$(1)	0.00%
TMSC OpCo, LLC Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 6.50% / 1.00%	10.15%	4/30/2028	1,776	1,762	1,772	0.06%
TMSC OpCo, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 6.50% / 1.00%	10.15%	4/30/2028	3,590	3,590	3,580	0.13%
						$5,344	$5,351	0.19%

Health Care Distributors
ASP Global Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 1.00%	8.89%	7/31/2029	$1,511	$1,499	$1,505	0.05%
ASP Global Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 1.00%	8.87%	7/31/2029	1,859	1,849	1,827	0.07%
ASP Global Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.25% / 1.00%	8.87%	7/31/2029	3,250	3,231	3,194	0.12%
ASP Global Holdings, LLC Revolving Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	8.89%	7/31/2029	646	642	644	0.02%
HEC Purchaser Corp. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/17/2029	-	(8)	(10)	0.00%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.74%	6/17/2029	892	884	880	0.03%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.74%	6/17/2029	7,996	7,944	7,894	0.28%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.74%	6/17/2029	2,987	2,982	2,949	0.11%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	8.74%	6/17/2029	3,710	3,705	3,663	0.13%
IDC Infusion Services, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.73%	7/7/2028	5,910	5,843	5,877	0.21%
						$28,571	$28,423	1.02%

Health Care Equipment
ACP Oak Buyer, Inc. 2025 Refinancing Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/16/2031	$-	$(8)	$(1)	0.00%
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 4.75% / 1.00%	8.60%	5/16/2031	3,489	3,474	3,468	0.13%
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 4.75% / 1.00%	8.60%	5/16/2031	1,980	1,972	1,968	0.07%
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(3)(4)(5)(7)(14)	6M SOFR + 4.75% / 1.00%	8.60%	5/16/2031	3,960	3,943	3,936	0.14%
ACP Oak Buyer, Inc. 2025-1 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	6M SOFR + 4.75% / 1.00%	8.43%	5/16/2031	2,256	2,241	2,255	0.08%
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	6M SOFR + 4.75% / 1.00%	8.38%	5/16/2031	2,257	2,242	2,256	0.08%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
ACP Oak Buyer, Inc. Sixth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.38%	5/16/2031	6,883	6,853	6,846	0.25%
Artivion, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 2.00%	8.44%	1/20/2031	1,059	1,056	1,059	0.04%
Artivion, Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 2.00%	8.40%	1/21/2031	836	825	823	0.03%
Blades Buyer, Inc. Term A Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.44%	3/28/2028	4,848	4,843	4,848	0.17%
CSHC Buyerco, LLC Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.75%	8.73%	4/29/2033	8,845	8,759	8,756	0.32%
CSHC Buyerco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.73%	4/29/2033	767	748	748	0.03%
CSHC Buyerco, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 0.75%	0.50%	4/29/2033	-	(16)	(17)	0.00%
Medical Device Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.10% / 1.00%	8.80%	7/11/2029	1,466	1,448	1,446	0.05%
Medical Device Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.10% / 1.00%	8.80%	7/11/2029	3,250	3,199	3,207	0.12%
Medical Device Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.00% / 1.00%	10.75%	7/11/2029	607	607	597	0.02%
Medical Device Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.80%	7/11/2029	1,448	1,435	1,431	0.05%
Medical Device Inc. Third Amendment Incremental Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/11/2029	-	(5)	(4)	0.00%
Medical Device Inc. Third Amendment Incremental Term Loan	(3)(4)(5)(7)(8)	3M SOFR + 5.00% / 1.00%	8.67%	7/11/2029	-	-	-	0.00%
Medical Device Inc. Third Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.67%	7/11/2029	1,319	1,305	1,306	0.05%
OSP WILDCAT MERGER SUB, INC_Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.67%	9/3/2030	1,634	1,618	1,599	0.06%
Pediatric Home Respiratory Services, LLC Delayed Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/23/2030	-	(2)	(1)	0.00%
Pediatric Home Respiratory Services, LLC Revolving Credit	(3)(4)(5)(6)(7)	6M SOFR + 5.50% / 1.00%	9.29%	12/23/2030	268	266	268	0.01%
Pediatric Home Respiratory Services, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 5.50% / 0.75%	9.29%	12/23/2030	3,871	3,862	3,858	0.14%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)	6M SOFR + 5.50% / 1.00%	9.29%	12/23/2030	2,135	2,129	2,101	0.08%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 5.50% / 1.00%	9.29%	12/23/2030	2,737	2,730	2,694	0.10%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 5.50% / 1.00%	9.29%	12/23/2030	3,358	3,315	3,304	0.12%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(14)	6M SOFR + 5.50% / 1.00%	9.29%	12/23/2030	3,960	3,909	3,897	0.14%
Spruce Bidco II Inc. Initial U.S. Dollar Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.41%	2/2/2032	14,449	14,259	14,222	0.51%
SunMed Group Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.26%	6/16/2028	1,598	1,582	1,571	0.06%
SunMed Group Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 0.75%	9.26%	6/16/2028	3,249	3,202	3,193	0.12%
						$81,791	$81,634	2.97%

Health Care Facilities
AAH Topco, LLC Class C Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 0.75%	8.74%	12/22/2027	$3,671	$3,642	$3,645	0.13%
American Family Care, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/28/2029	-	(4)	-	0.00%
American Family Care, LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 1.00%	8.39%	2/28/2029	416	401	416	0.01%
American Family Care, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.48%	2/28/2029	4,795	4,776	4,777	0.17%
Beacon Behavioral Holdings LLC Term Loan	(3)(4)(5)(7)	FIXED + 15.00% / 0.00%	15.00%	6/21/2030	2,542	2,492	2,492	0.09%
Beacon Behavioral Support Services LLC First Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.23%	6/21/2029	5,866	5,749	5,749	0.21%
Beacon Behavioral Support Services LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 1.00%	11.25%	6/21/2029	147	138	138	0.00%
Beacon Behavioral Support Services LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.23%	6/21/2029	1,582	1,519	1,519	0.05%
Blue River Petcare Group, LLC 2026 Additional Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 0.00%	8.64%	8/1/2029	1,276	1,276	1,270	0.05%
Blue River Petcare Group, LLC 2026 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 1.00% / 0.00%	1.00%	8/1/2029	-	(41)	(49)	0.00%
Blue River Petcare Group, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	8/1/2029	-	(8)	(9)	0.00%
Bristol Hospice, L.L.C. 2026 Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 0.75%	8.89%	8/26/2032	3,091	3,046	3,045	0.11%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Bristol Hospice, L.L.C. Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 0.75%	8.89%	8/26/2032	7,267	7,238	7,232	0.26%
Bristol Hospice, L.L.C. Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 0.75%	8.89%	8/26/2032	7,267	7,238	7,232	0.26%
Bristol Hospice, L.L.C. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/26/2032	-	(6)	-	0.00%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.68%	1/3/2030	6,327	6,281	6,319	0.23%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.68%	1/3/2030	2,332	2,315	2,329	0.08%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	8.68%	1/3/2030	3,995	3,983	3,990	0.14%
Capitol Imaging Acquisition Corp. Delayed Draw Term B	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	1/3/2030	-	(35)	(37)	0.00%
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.67%	1/3/2030	2,406	2,387	2,406	0.09%
Capitol Imaging Acquisition Corp. First Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.67%	1/3/2030	228	227	227	0.01%
Capitol Imaging Acquisition Corp. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	1/3/2030	-	(6)	-	0.00%
Community Care Partners, LLC Closing Date Term Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 1.00%	9.76%	9/30/2026	1,942	1,941	1,937	0.07%
CRH Healthcare Purchaser, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/17/2031	-	(27)	(3)	0.00%
CRH Healthcare Purchaser, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/17/2031	-	(11)	(1)	0.00%
CRH Healthcare Purchaser, Inc. Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.99%	9/17/2031	6,776	6,716	6,702	0.24%
CRH Healthcare Purchaser, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.99%	9/17/2031	6,776	6,716	6,702	0.24%
Discovery SL Management, LLC Amendment No. 8 Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.66%	3/18/2030	4,505	4,482	4,471	0.16%
Discovery SL Management, LLC Amendment No. 8 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.66%	3/18/2030	6,681	6,632	6,631	0.24%
Discovery SL Management, LLC Closing Date Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.00% / 1.00%	8.64%	3/18/2030	1,711	1,702	1,682	0.06%
Discovery SL Management, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)(11)	1M SOFR + 5.00% / 1.00%	8.64%	3/18/2030	286	286	286	0.01%
Discovery SL Management, LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.61%	3/18/2030	940	933	940	0.03%
Discovery SL Management, LLC Delayed Draw Term Loan C	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/18/2030	-	(7)	(5)	0.00%
Discovery SL Management, LLC Delayed Draw Term Loan D	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/18/2030	-	(2)	(2)	0.00%
Discovery SL Management, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/18/2030	-	(2)	(2)	0.00%
IPC Pain Acquisition, LLC Delayed Draw Tem Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.14%	5/19/2027	2,601	2,590	2,601	0.09%
IPC Pain Acquisition, LLC Third Amendment Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.14%	5/19/2027	575	575	575	0.02%
IVX Health Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/7/2030	-	(7)	(8)	0.00%
IVX Health Holdings, Inc. Second Amendment Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	6/7/2030	17,059	16,973	16,973	0.61%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.20%	3/27/2028	937	924	937	0.03%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.23%	3/27/2028	2,450	2,431	2,431	0.09%
TVG Shelby Buyer, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/27/2028	-	(2)	-	0.00%
U.S. Urology Partners, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	4/8/2032	-	(209)	(21)	0.00%
U.S. Urology Partners, LLCDelayed Draw Term Loan 5/26	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	4/8/2032	-	(106)	(109)	0.00%
						$105,136	$105,408	3.78%
Health Care Services
AB Centers Acquisition Corporation Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 0.75%	8.89%	7/2/2031	$519	$510	$509	0.02%
AB Centers Acquisition Corporation Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	8.87%	7/2/2031	5,822	5,767	5,765	0.21%
AB Centers Acquisition Corporation Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/2/2031	-	(4)	(4)	0.00%
Advanced Infusion Solutions Acquisition, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.00% / 0.75%	0.00%	6/4/2032	-	(112)	(114)	0.00%
Advanced Infusion Solutions Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 0.75%	8.64%	6/4/2032	16,660	16,414	16,410	0.59%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Advanced Infusion Solutions Acquisition, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 0.75%	8.64%	6/4/2032	172	145	145	0.01%
Advanced Medical Management, LLC Amendment No. 8 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	9.81%	6/18/2028	3,823	3,789	3,779	0.14%
Advanced Medical Management, LLC Amendment No. 8 Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	9.81%	6/18/2028	4,037	3,995	3,991	0.14%
Advanced Medical Management, LLC Amendment No. 9 Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 6.00% / 0.00%	9.73%	6/18/2028	6,657	6,583	6,582	0.24%
Advanced Medical Management, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	9.88%	12/18/2026	3,269	3,246	3,220	0.12%
Advanced Medical Management, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	9.88%	12/18/2026	3,251	3,230	3,202	0.12%
Advanced Medical Management, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/18/2026	-	(8)	(29)	0.00%
Apex Dental Partners, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.68%	10/29/2030	3,886	3,852	3,864	0.14%
Apex Dental Partners, LLC First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 1.00% / 1.00%	1.00%	10/29/2030	-	(13)	(13)	0.00%
Apex Dental Partners, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 1.00%	0.50%	10/29/2030	-	(2)	-	0.00%
Apex Dental Partners, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.66%	10/29/2030	785	784	785	0.03%
Apex Dental Partners, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.66%	10/29/2030	3,672	3,665	3,672	0.13%
Apex Dental Partners, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	8.66%	10/29/2030	3,995	3,993	3,995	0.14%
BCDI Rodeo Dental Buyer, LLC 6th Amendment Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/16/2033	-	(18)	(4)	0.00%
BCDI Rodeo Dental Buyer, LLC Sixth Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 5.50% / 1.00%	9.25%	5/31/2030	2,996	2,974	2,990	0.11%
BCDI Rodeo Dental Buyer, LLC Sixth Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	6M SOFR + 5.50% / 1.00%	9.25%	5/31/2030	3,920	3,904	3,913	0.14%
Beacon Oral Specialists Management LLC Eighth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.13%	12/14/2026	502	500	500	0.02%
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.17%	12/14/2026	6,582	6,574	6,582	0.24%
Boston Clinical Trials, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.88%	12/20/2027	5,002	4,968	4,964	0.18%
Boston Clinical Trials, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/20/2027	-	(1)	(1)	0.00%
CCHN Holdings, LLC Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 0.75%	8.89%	4/1/2030	2,629	2,593	2,627	0.09%
CCHN Holdings, LLC Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.25% / 0.75%	8.89%	4/1/2030	3,250	3,250	3,248	0.12%
Comfort Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	4/27/2033	-	(13)	(13)	0.00%
Comfort Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.48%	4/27/2033	11,317	11,197	11,196	0.40%
Comfort Buyer, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.48%	4/27/2033	262	248	248	0.01%
CVAUSA Management, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 1.00%	8.90%	2/1/2027	2,633	2,566	2,625	0.09%
CVAUSA Management, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/22/2028	-	(1)	-	0.00%
CVAUSA Management, LLC Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	8.89%	5/22/2029	2,925	2,891	2,901	0.10%
CVAUSA Management, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.25% / 1.00%	8.89%	5/22/2029	4,440	4,407	4,403	0.16%
Dentive, LLC Delayed Draw Term Loan	(4)(5)(7)(11)	3M SOFR + 7.25% / 0.75%	10.98% / 4.25%	12/22/2028	2,355	2,337	2,315	0.08%
Dentive, LLC Initial Term Loan	(4)(5)(7)(11)	3M SOFR + 7.25% / 0.75%	10.98% / 4.25%	12/22/2028	1,292	1,286	1,271	0.05%
Dentive, LLC Initial Term Loan	(4)(5)(7)(13)	3M SOFR + 7.25% / 0.75%	10.98% / 4.25%	12/22/2028	3,447	3,419	3,388	0.12%
Dentive, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 7.25% / 0.75%	10.95%	12/22/2028	14	11	8	0.00%
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 1.00%	9.74%	4/21/2028	7,863	7,825	7,863	0.28%
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 6.00% / 1.00%	9.74%	4/21/2028	3,154	3,154	3,154	0.11%
DermCare Management, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 6.00% / 1.00%	9.74%	4/21/2028	468	468	468	0.02%
DermCare Management, LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 6.00% / 1.00%	9.74%	4/21/2028	3,959	3,959	3,959	0.14%
DermCare Management, LLC Revolving Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 1.00%	9.74%	4/21/2028	359	359	359	0.01%
Elder Care Opco LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.50%	8.73%	7/31/2030	485	464	462	0.02%
Elder Care Opco LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.50%	8.48%	7/31/2030	3,776	3,748	3,740	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Elder Care Opco LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	7/31/2030	-	(5)	(7)	0.00%
Elevate HD Parent, Inc. Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.64%	8/20/2029	1,613	1,594	1,584	0.06%
Elevate HD Parent, Inc. Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 1.00%	8.64%	8/20/2029	3,250	3,204	3,192	0.12%
Emergency Care Partners, LLC Ninth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.70%	10/18/2027	22	22	22	0.00%
Emergency Care Partners, LLC Ninth Amendment Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/18/2027	-	-	-	0.00%
Emergency Care Partners, LLC Ninth Amendment Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.73%	10/18/2027	1,329	1,323	1,321	0.05%
Eval Home Health Solutions Intermediate, L.L.C. Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.75% / 1.00%	9.39%	5/10/2030	1,983	1,961	1,852	0.07%
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/10/2030	-	(1)	(5)	0.00%
Hardenbergh Group, Inc., The Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 2.00%	9.73%	8/7/2028	1,640	1,627	1,626	0.06%
Hardenbergh Group, Inc., The Second Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 2.00%	9.73%	8/7/2028	3,061	3,041	3,036	0.11%
Hardenbergh Group, Inc., The Second Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 2.00%	9.73%	8/7/2028	3,917	3,889	3,885	0.14%
Hardenbergh Group, Inc., The Third Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 2.00%	9.73%	8/7/2028	2,300	2,284	2,281	0.08%
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.18%	8/31/2028	6,925	6,865	6,921	0.25%
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.18%	8/31/2028	5,956	5,897	5,953	0.21%
HHS Buyer, Inc. First Incremental Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.17%	8/31/2028	2,055	2,039	2,035	0.07%
HHS Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/31/2028	-	(23)	(1)	0.00%
HHS Buyer, Inc. Third Incremental Amendment Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.23%	8/31/2028	3,990	3,970	3,952	0.14%
Home Care Assistance, LLC Term Loan	(3)(4)(5)(7)(10)	6M SOFR + 6.00% / 1.00%	9.73%	3/30/2027	3,050	3,044	2,655	0.10%
Houseworks Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.17%	12/15/2028	1,497	1,493	1,480	0.05%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.17%	12/15/2028	1,597	1,578	1,564	0.06%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.17%	12/15/2028	3,250	3,211	3,184	0.11%
Houseworks Holdings, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.17%	12/15/2028	2,431	2,367	2,359	0.09%
Impact Advisors, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 1.00%	8.23%	3/19/2032	50	49	49	-0.01%
Impact Advisors, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.23%	3/19/2032	658	656	656	0.02%
Impact Advisors, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 3.50% / 1.00%	10.25%	3/19/2032	45	44	44	0.00%
MB2 Dental Solutions, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 0.75%	9.14%	2/13/2031	4,215	4,189	4,188	0.15%
MB2 Dental Solutions, LLC Revolving Commitment	(3)(4)(5)(6)(7)(11)	1M SOFR + 5.50% / 0.75%	9.14%	2/13/2031	45	43	45	0.00%
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 0.75%	9.14%	2/13/2031	870	868	870	0.03%
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 0.75%	9.14%	2/13/2031	610	608	610	0.02%
MB2 Dental Solutions, LLC Tranche 3 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(11)	1M SOFR + 6.00% / 0.75%	9.65%	2/13/2031	295	286	286	0.01%
Medina Health, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.25% / 1.00%	9.98%	4/19/2030	177	176	176	0.01%
Medina Health, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2028	-	(4)	-	0.00%
Medina Health, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.25% / 1.00%	9.98%	10/20/2028	3,447	3,412	3,429	0.12%
Medrina, LLC Initial Delayed Draw Term Loan Facility	(3)(4)(5)(7)	6M SOFR + 6.00% / 1.00%	9.63%	10/20/2029	609	599	609	0.02%
Medrina, LLC Initial Term Loan Facility	(3)(4)(5)(7)	6M SOFR + 6.00% / 1.00%	9.66%	10/20/2029	380	374	375	0.01%
Medrina, LLC Initial Term Loan Facility	(3)(4)(5)(7)(13)	6M SOFR + 6.00% / 1.00%	9.66%	10/20/2029	3,250	3,190	3,202	0.12%
Medrina, LLC Revolving Facility	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2029	-	(7)	-	0.00%
Medrina, LLC Second Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	6M SOFR + 6.00% / 1.00%	9.70%	10/20/2029	2,974	2,899	2,887	0.10%
Medrina, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 6.00% / 1.00%	9.64%	10/20/2029	4,949	4,887	4,870	0.18%
Medrina, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 6.00% / 1.00%	9.64%	10/20/2029	4,478	4,419	4,406	0.16%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Ne Ortho Management Services, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.74%	12/13/2030	3,060	2,959	2,944	0.11%
Ne Ortho Management Services, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.74%	12/13/2030	136	130	129	0.00%
NORA Acquisition, LLC Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 6.25% / 1.00%	10.08%	8/31/2029	175	169	154	0.01%
NORA Acquisition, LLC Term Loan A	(3)(4)(5)(7)	3M SOFR + 6.25% / 1.00%	10.08%	8/31/2029	3,025	2,976	2,862	0.10%
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.02%	10/29/2027	338	327	338	0.01%
North Haven USHC Acquisition, Inc. Fourth Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.02%	10/29/2027	2,696	2,687	2,688	0.10%
North Haven USHC Acquisition, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)(11)	3M SOFR + 0.50% / 1.00%	0.50%	10/29/2027	-	-	-	0.00%
NS and Associates LLC New Term A Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.67%	8/6/2030	5,097	5,048	5,046	0.18%
NS and Associates LLC New Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	8/6/2030	4,918	4,866	4,869	0.18%
NS and Associates LLC Revolving Loan (2025)	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/6/2030	-	(9)	(9)	0.00%
OIA Acquisition, LLC Effective Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.26%	10/19/2027	4,608	4,593	4,593	0.17%
Point Quest Group, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.48%	11/13/2031	186	180	178	0.01%
Point Quest Group, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.48%	11/13/2031	5,300	5,275	5,269	0.19%
Point Quest Group, Inc. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 0.75%	8.48%	11/13/2031	3,980	3,963	3,957	0.14%
Point Quest Group, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/13/2031	-	(4)	(5)	0.00%
Premise Health Holding Corp. Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.48%	11/8/2032	119	118	116	0.00%
Premise Health Holding Corp. Amendment No. 1 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.48%	11/8/2032	468	464	463	0.02%
Premise Health Holding Corp. Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.48%	11/8/2032	290	287	287	0.01%
Premise Health Holding Corp. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.48%	11/8/2032	3,734	3,693	3,678	0.13%
Premise Health Holding Corp. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/6/2031	-	(4)	(4)	0.00%
PTSH Intermediate Holdings, LLC Amendment No. 6 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.75%	8.73%	1/8/2033	11,509	11,403	11,387	0.41%
RBFD Buyer, LLC Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 1.00%	8.39%	10/31/2030	648	641	640	0.02%
RBFD Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.39%	10/31/2030	2,737	2,712	2,702	0.10%
RBFD Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/31/2030	-	(3)	(4)	0.00%
Rcp Nats Purchaser, LLC Amendment No. 1 Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.70%	3/19/2032	4,812	4,765	4,769	0.17%
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.70%	3/19/2032	1,230	1,228	1,230	0.04%
Rcp Nats Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.75%	8.70%	3/19/2032	10,227	10,161	10,148	0.37%
Rcp Nats Purchaser, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	3/19/2032	-	(9)	-	0.00%
RCP TCT, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 1.00%	8.43%	12/31/2027	3,518	3,510	3,483	0.13%
Salt Dental Collective 15th Amendment Inc Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 6.75% / 1.00%	10.49%	2/15/2028	21	21	21	0.00%
Salt Dental Collective, LLC 2024 Delayed Draw Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 6.75% / 1.00%	10.49%	2/15/2028	1,502	1,502	1,502	0.05%
Salt Dental Collective, LLC Columbia Acquisition Revolving Credit	(3)(4)(5)(7)	1M SOFR + 6.75% / 1.00%	10.49%	2/15/2028	391	391	391	0.01%
Salt Dental Collective, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 6.75% / 1.00%	10.49%	2/15/2028	1,619	1,612	1,619	0.06%
Salt Dental Collective, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 6.75% / 1.00%	10.49%	2/15/2028	3,250	3,215	3,250	0.12%
Salt Dental Collective, LLC District Acquisition Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 6.75% / 1.00%	10.49%	2/15/2028	102	102	102	-0.01%
Salt Dental Collective, LLC Eighth Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 6.75% / 1.00%	10.49%	2/15/2028	860	860	860	0.03%
Salt Dental Collective, LLC Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 6.75% / 1.00%	10.49%	2/15/2028	431	431	431	0.02%
Salt Dental Collective, LLC First Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 6.75% / 1.00%	10.47%	2/15/2028	534	534	534	0.02%
Salt Dental Collective, LLC General Purpose Term Loan Facility	(3)(4)(5)(7)(11)	1M SOFR + 6.75% / 1.00%	10.49%	2/15/2028	122	122	122	0.00%
Salt Dental Collective, LLC Ninth Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 6.75% / 1.00%	10.49%	2/15/2028	1,695	1,695	1,695	0.06%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Salt Dental Collective, LLC Scott Acquisition Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 6.75% / 1.00%	10.47%	2/15/2028	157	157	157	0.01%
Salt Dental Collective, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 6.75% / 1.00%	10.49%	2/15/2028	1,175	1,175	1,175	0.04%
Salt Dental Collective, LLC Tenth Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 6.75% / 1.00%	10.49%	2/15/2028	100	100	100	0.00%
Salt Dental Collective, LLC Third Amendment Incremental Tranche A Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 6.75% / 1.00%	10.49%	2/15/2028	2,154	2,154	2,154	0.08%
Salt Dental Collective, LLC Thirteenth Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 6.75% / 1.00%	10.49%	2/15/2028	30	30	30	0.00%
SDG Mgmt Company, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 0.75%	9.52%	7/3/2028	780	783	780	0.03%
SDG Mgmt Company, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 0.75%	9.52%	7/3/2028	1,537	1,526	1,527	0.06%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 0.75%	9.53%	7/3/2028	620	617	620	0.02%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan B	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 0.75%	9.52%	7/3/2028	738	734	738	0.03%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan C	(3)(4)(5)(7)	3M SOFR + 5.75% / 0.75%	9.51%	7/3/2028	496	493	496	0.02%
Southern Orthodontic Partners Management, LLC Eighth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/27/2029	-	-	-	0.00%
Southern Orthodontic Partners Management, LLC Eighth Amendment Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.41%	7/27/2029	69	69	69	0.00%
Southern Orthodontic Partners Management, LLC Eighth Amendment Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.48%	7/27/2029	7,125	7,125	7,125	0.26%
Straine Dental Management, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 7.24% / 2.00%	10.96%	11/25/2030	96	69	70	0.00%
Straine Dental Management, LLC Term Loan A	(3)(4)(5)(7)	1M SOFR + 7.42% / 2.00%	11.14%	11/25/2030	8,404	8,325	8,328	0.30%
Superior biologics, INC. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 6.10% / 0.75%	9.93%	5/27/2033	7,410	7,269	7,267	0.26%
Surgical Center Solutions, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 1.00%	8.40%	3/25/2031	340	321	340	0.01%
Surgical Center Solutions, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.39%	3/25/2031	3,287	3,250	3,243	0.12%
Surgical Center Solutions, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 1.00%	8.39%	3/25/2031	70	60	63	0.00%
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	(3)(4)(5)(7)(10)	6M SOFR + 6.00% / 1.00%	9.73%	3/30/2027	1,874	1,871	1,631	0.06%
TheKey, LLC Tranche B-1 Term Loan	(3)(4)(5)(7)(10)	6M SOFR + 6.00% / 1.00%	9.73%	3/30/2027	92	92	80	0.00%
Vital Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.23%	8/7/2030	2,161	2,137	2,110	0.08%
Vital Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.23%	8/7/2030	3,250	3,201	3,173	0.11%
Vital Purchaser, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/7/2030	-	20	(1)	0.00%
						$329,160	$328,226	11.81%

Health Care Technology
Badge 21 Midco Holdings LLC Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/30/2032	$-	$(17)	$(18)	0.00%
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.23%	6/30/2032	4,965	4,921	4,921	0.18%
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.00%	8.23%	6/30/2032	2,000	1,983	1,982	0.07%
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.50% / 1.00%	8.23%	6/30/2032	4,000	3,965	3,965	0.14%
Badge 21 Midco Holdings LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 3.50% / 1.00%	10.25%	6/30/2032	160	149	149	0.01%
Bobcat Purchaser, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.49%	6/14/2030	463	456	463	0.02%
Bobcat Purchaser, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.48%	6/14/2030	1,482	1,459	1,482	0.05%
CT Technologies Intermediate Holdings, Inc. 2025-B Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 0.75%	8.39%	9/2/2031	5,459	5,451	5,456	0.20%
CT Technologies Intermediate Holdings, Inc. 2025-B Special Purpose Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.00% / 0.75%	0.00%	9/2/2031	-	-	-	0.00%
DrFirst.com, Inc. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 0.75%	8.64%	11/22/2029	6,979	6,965	6,964	0.25%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
DrFirst.com, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/22/2029	-	(1)	(1)	0.00%
mPulse Mobile, Inc. Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	8/26/2032	-	(9)	(11)	0.00%
mPulse Mobile, Inc. Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/26/2032	-	(14)	(17)	0.00%
mPulse Mobile, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.48%	8/26/2032	7,233	7,185	7,173	0.26%
mPulse Mobile, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.48%	8/26/2032	7,233	7,185	7,173	0.26%
Par Excellence Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/3/2030	-	(1)	(1)	0.00%
Par Excellence Holdings, Inc. Term B-1 Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.65%	9/3/2030	7,394	7,306	7,239	0.26%
Par Excellence Holdings, Inc. Term B-1 Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	8.65%	9/3/2030	3,960	3,910	3,877	0.14%
Vatica Health, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.25% / 0.75%	0.25%	10/29/2032	-	(8)	-	0.00%
Vatica Health, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 0.75%	7.87%	10/29/2032	17,835	17,757	17,760	0.64%
						$68,642	$68,556	2.48%

Highways & Railtracks
Barricade Holdings LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 1.00%	8.37%	9/30/2030	$5,414	$5,389	$5,383	0.19%
Barricade Holdings LLC First Amendment Term Loan	(3)(4)(5)(7)(11)(12)	1M SOFR + 4.75% / 1.00%	8.39%	9/30/2030	5,130	5,106	5,101	0.18%
Barricade Holdings LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 1.00%	8.40%	9/30/2030	105	100	100	0.00%
Barricade Holdings LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/30/2030	-	(37)	(38)	0.00%
R1 Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 6.75% / 1.00%	10.41%	12/29/2028	4,849	4,825	4,789	0.17%
						$15,383	$15,335	0.54%

Homebuilding
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(4)(5)(7)(10)	1M SOFR + 8.00% / 1.50%	11.74% / 1.50%	11/27/2028	$1,385	$1,368	$1,277	0.05%
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(4)(5)(7)	1M SOFR + 8.00% / 1.50%	11.74% / 1.50%	11/27/2028	2,839	2,812	2,617	0.09%
Centex Acquisition, LLC (MDM Contracting, LLC) Second Amendment Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.75% / 1.00%	9.47%	5/9/2029	5,503	5,438	5,418	0.20%
Centex Acquisition, LLC (MDM Contracting, LLC) Second Amendment Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.00%	9.47%	5/9/2029	3,557	3,510	3,502	0.13%
Centex Acquisition, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.75% / 1.00%	9.47%	5/9/2029	4,167	4,128	4,164	0.15%
Centex Acquisition, LLC Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.75% / 1.00%	9.47%	5/9/2029	211	208	206	0.01%
Centex Acquisition, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.75% / 1.00%	9.47%	5/9/2029	4,198	4,094	4,112	0.15%
						$21,558	$21,296	0.78%

Hotels, Resorts & Cruise Lines
Pyramid Management Advisors, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.25%	8.92%	1/19/2028	$1,563	$1,540	$1,563	0.06%
Pyramid Management Advisors, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.25%	8.92%	1/19/2028	3,175	3,157	3,175	0.11%
Stonebridge Companies, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/16/2031	-	(15)	-	0.00%
Stonebridge Companies, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/16/2030	-	(10)	-	0.00%
Stonebridge Companies, LLC Term B Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.00% / 1.00%	8.64%	5/16/2031	3,267	3,254	3,218	0.12%
Stonebridge Companies, LLC Term B Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.64%	5/16/2031	3,267	3,239	3,218	0.12%
						$11,165	$11,174	0.41%

Household Appliances
Evriholder Acquisition, Inc. Initial Term Loan	(3)(4)(5)(7)	6M SOFR + 6.75% / 1.50%	10.85%	1/24/2028	$3,649	$3,636	$3,633	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Household Products
Zep Holdco Inc. Initial Term Loan (aka TL Atlas Merger)	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.73%	6/30/2031	$7,927	$7,858	$7,841	0.28%
Zep Holdco Inc. Initial Term Loan (aka TL Atlas Merger)	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.73%	6/30/2031	5,940	5,890	5,876	0.21%
Zep Holdco Inc. Revolving Credit Loan (aka TL Atlas Merger)	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/30/2031	-	(21)	(26)	0.00%
						$13,727	$13,691	0.49%

Housewares & Specialties
AmerCareRoyal, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.64%	9/10/2030	$1,867	$1,850	$1,867	0.07%
AmerCareRoyal, LLC Delayed Draw Term Loan B	(3)(4)(5)(7)(11)	1M SOFR + 5.00% / 1.00%	8.64%	9/10/2030	1,276	1,276	1,273	0.05%
AmerCareRoyal, LLC Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.00% / 1.00%	8.64%	9/10/2030	989	981	977	0.04%
AmerCareRoyal, LLC Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 1.00%	8.64%	9/10/2030	3,349	3,326	3,309	0.12%
AmerCareRoyal, LLC Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.00% / 1.00%	8.64%	9/10/2030	3,673	3,638	3,629	0.13%
AmerCareRoyal, LLC U.S. Revolving Credit	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.64%	9/10/2030	858	850	858	0.03%
Axis Portable Air LLC Eighth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.48%	12/31/2030	5,289	5,254	5,241	0.19%
Axis Portable Air LLC Eighth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.48%	12/31/2030	2,638	2,621	2,625	0.09%
Axis Portable Air LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.48%	3/22/2028	724	719	718	0.03%
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.48%	12/31/2030	306	304	297	0.01%
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.48%	12/31/2030	3,250	3,183	3,158	0.11%
Axis Portable Air, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.48%	3/22/2028	860	855	855	0.03%
Axis Portable Air, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.39%	3/22/2028	1,466	1,451	1,466	0.05%
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.48%	3/22/2028	3,823	3,796	3,823	0.14%
TPC US Parent, LLC Fourth Amendment Incremental Term Loan A	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.58%	3/1/2027	142	142	141	0.01%
						$30,246	$30,237	1.10%

Human Resource & Employment Services
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	9.99%	3/26/2029	$309	$305	$304	0.01%
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	9.99%	3/26/2029	3,349	3,301	3,300	0.12%
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	9.99%	3/26/2029	4,182	4,131	4,122	0.15%
IG Investments Holdings, LLC 2024 Refinancing Revolving Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 0.75%	0.50%	9/22/2028	-	(9)	(7)	0.00%
IG Investments Holdings, LLC 2024 Refinancing Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	8.66%	9/22/2028	8,784	8,705	8,720	0.31%
IG Investments Holdings, LLC 2024 Refinancing Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.75%	8.66%	9/22/2028	5,865	5,865	5,822	0.21%
PCS Midco, Inc. Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.48%	3/1/2030	1,622	1,601	1,593	0.06%
PCS Midco, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.45%	3/1/2030	12	12	12	0.00%
PCS Midco, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/1/2030	-	-	-	0.00%
PCS Midco, Inc. Third Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/1/2030	-	(8)	(9)	0.00%
Prestige Employee Administrators, LLC 2025 Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 1.25%	8.17%	1/14/2030	5,049	5,006	4,988	0.18%
Prestige Employee Administrators, LLC 2025 Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.25%	8.17%	1/14/2030	908	900	897	0.03%
Prestige Employee Administrators, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)(11)	3M SOFR + 1.00% / 1.25%	1.00%	1/14/2030	-	(28)	(39)	0.00%
Prestige Employee Administrators, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 3.50% / 1.25%	7.17%	1/14/2030	319	312	311	0.01%
Prestige Employee Administrators, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 3.50% / 1.25%	7.17%	1/14/2030	2,637	2,601	2,605	0.09%
Prestige Employee Administrators, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 3.50% / 1.25%	7.17%	1/14/2030	3,980	3,926	3,932	0.14%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Talent Worldwide Inc. Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.23%	1/16/2031	6,576	6,486	6,494	0.23%
Talent Worldwide Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.23%	1/16/2031	236	230	230	0.01%
True Talent Advisory Borrower LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.98%	1/10/2033	309	256	246	0.01%
True Talent Advisory Borrower LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.95%	1/10/2033	4,417	4,335	4,326	0.16%
True Talent Advisory Borrower LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.95%	1/10/2033	2,205	2,175	2,160	0.08%
True Talent Advisory Borrower LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	1/9/2032	-	(27)	(33)	0.00%
						$50,075	$49,974	1.80%

Industrial Machinery & Supplies & Components
Ambient Enterprises Holdco LLC Delayed Draw Term B Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.23%	6/28/2030	$1,191	$1,177	$1,189	0.04%
Ambient Enterprises Holdco LLC Delayed Draw Term C Loan (First Lien)	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.23%	6/28/2030	650	624	627	0.02%
Ambient Enterprises Holdco LLC Delayed Draw Term D Loan (First Lien)	(3)(4)(5)(6)(7)(8)(11)	3M SOFR + 0.75% / 1.00%	0.75%	6/28/2030	-	(16)	(16)	0.00%
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.23%	6/30/2030	1,914	1,897	1,898	0.07%
Ambient Enterprises Holdco LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/7/2029	-	(1)	-	0.00%
Ambient Enterprises Holdco LLC Second Amendment Term Loan (First Lien)	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.23%	6/28/2030	696	688	686	0.02%
Ambient Enterprises Holdco LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.23%	6/28/2030	2,671	2,644	2,612	0.09%
Ambient Enterprises Holdco LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.23%	6/28/2030	4,036	3,966	3,947	0.14%
Ambient Enterprises Holdco LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.23%	6/30/2030	6,248	6,189	6,155	0.22%
Ambient Enterprises Holdco LLC Third Amendment Term Loan (First Lien)	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.23%	6/28/2030	807	798	793	0.03%
Arcline Liberty Buyer LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(11)	3M SOFR + 4.75% / 0.75%	8.41%	12/1/2032	1,954	1,954	1,921	0.07%
Arcline Liberty Buyer LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.43%	12/1/2032	7,870	7,870	7,833	0.28%
Arcline Liberty Buyer LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 3.75% / 0.75%	10.50%	12/1/2032	301	301	294	0.01%
ICM Holdco III Corp. Closing Date Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.07%	12/17/2026	5,327	5,326	5,324	0.19%
ICM Holdco III Corp. Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.07%	12/17/2026	5,153	5,151	5,150	0.19%
Ideal Components Acquisition, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	6/30/2032	-	(15)	(17)	0.00%
Ideal Components Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 0.75%	8.64%	6/30/2032	3,642	3,610	3,607	0.13%
Ideal Components Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 0.75%	8.64%	6/30/2032	5,955	5,904	5,898	0.21%
Ideal Components Acquisition, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 0.75%	8.64%	6/30/2032	572	560	558	0.02%
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.42%	12/7/2028	5,582	5,541	5,542	0.20%
Modigent, LLC Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	8.98%	8/23/2028	279	278	278	0.01%
Rapid Pump Acquisition, Inc. Delayed Draw Term C Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.00%	9.47%	8/4/2027	3,518	3,494	3,488	0.13%
Sonny’s Enterprises, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.31%	8/5/2028	880	875	880	0.03%
Sonny’s Enterprises, LLC Restatement Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.30%	8/5/2028	3,975	3,947	3,975	0.14%
Sonny's Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.31%	8/5/2028	35	35	35	0.00%
Tank Holding Corp. 2023 Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 0.75%	9.74%	3/31/2028	377	343	360	0.01%
Tank Holding Corp. Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 0.75%	9.74%	3/31/2028	163	149	156	0.01%
Tank Holding Corp. Delayed Draw Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.00% / 0.75%	9.74%	3/31/2028	4,914	4,865	4,699	0.17%
Tank Holding Corp. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 0.75%	9.49%	3/31/2028	4,825	4,392	4,614	0.17%
Tank Holding Corp. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 0.75%	9.49%	3/31/2028	4,848	4,816	4,637	0.17%
						$77,362	$77,123	2.77%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Insurance Brokers
Alkeme Intermediary Holdings, LLC Eleventh Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	5/28/2027	$4,423	$4,411	$4,420	0.16%
Alkeme Intermediary Holdings, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/28/2027	-	(1)	-	0.00%
Alkeme Intermediary Holdings, LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	5/28/2027	4,914	4,880	4,885	0.18%
Alkeme Intermediary Holdings, LLC Tenth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	5/28/2027	2,667	2,649	2,664	0.10%
Arden Insurance Services LLC Revolving Credit	(3)(4)(5)(6)(7)	3M SOFR + 4.66% / 1.00%	9.43%	11/26/2030	1,294	1,282	1,276	0.05%
Arden Insurance Services LLC Term A Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	11/26/2030	4,343	4,310	4,291	0.15%
Arden Insurance Services LLC Term A Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.73%	11/26/2030	3,251	3,226	3,211	0.12%
Arden Insurance Services LLC Term A Loan	(3)(4)(5)(7)(11)(14)	3M SOFR + 5.00% / 1.00%	8.73%	11/26/2030	3,995	3,961	3,947	0.14%
Choice Financial Group Acquisition, Inc. Delayed Draw Term C Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	9.14%	10/15/2027	5,619	5,546	5,533	0.20%
Galway Borrower LLC Refinancing Tranche B Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.23%	9/29/2028	9,833	9,694	9,686	0.35%
Galway Borrower LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.24%	9/29/2028	227	217	216	0.01%
High Street Buyer, Inc. 2024 Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.25% / 1.00%	7.98%	4/14/2028	5,943	5,900	5,943	0.21%
High Street Buyer, Inc. 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.25% / 0.75%	7.98%	4/14/2028	768	743	762	0.03%
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.98%	11/30/2029	737	731	737	0.03%
Inszone Mid, LLC A&R Term Loan Facility	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.98%	11/30/2029	732	730	732	0.03%
Inszone Mid, LLC Amendment No. 2 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(11)	6M SOFR + 4.50% / 1.00%	8.16%	11/30/2029	246	242	236	0.01%
Integrity Marketing Acquisition, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.67%	8/25/2028	12,281	12,273	12,273	0.44%
Oakbridge Insurance Agency LLC Delayed Draw Term C Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	11/1/2029	-	(1)	-	0.00%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.39%	11/1/2029	214	213	214	0.01%
Oakbridge Insurance Agency LLC Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.39%	11/1/2029	444	442	441	0.02%
Safari Borrower, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 2.00%	1.00%	2/3/2031	-	(41)	(46)	0.00%
Safari Borrower, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 2.00%	0.50%	2/3/2031	-	(7)	(8)	0.00%
Safari Borrower, LLC Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 2.00%	9.37%	2/3/2031	8,233	8,115	8,103	0.29%
SageSure Holdings, LLC Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.50%	8.26%	1/28/2030	4,318	4,285	4,311	0.16%
SageSure Holdings, LLC Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.50% / 0.50%	8.26%	1/28/2030	836	827	834	0.03%
SageSure Holdings, LLC Amendment No. 1 Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.50%	8.26%	1/28/2030	1,378	1,370	1,362	0.05%
SageSure Holdings, LLC Amendment No. 1 Incremental Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 4.50% / 0.50%	8.26%	1/28/2030	3,917	3,860	3,871	0.14%
SageSure Holdings, LLC Delayed Draw Term Loan B	(3)(4)(5)(7)(11)	1M SOFR + 4.50% / 0.50%	8.26%	1/28/2030	1,028	1,021	1,022	0.04%
SageSure Holdings, LLC Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.50%	8.26%	1/28/2030	1,450	1,440	1,448	0.05%
SageSure Holdings, LLC Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.50% / 0.50%	8.26%	1/28/2030	2,955	2,955	2,950	0.11%
Tricor, LLC Amendment No. 6 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 1.00%	8.99%	8/8/2031	956	912	947	0.03%
Tricor, LLC Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 1.00%	8.99%	8/8/2031	346	343	342	0.01%
Tricor, LLC Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.25% / 1.00%	8.99%	8/8/2031	4,058	4,024	4,013	0.14%
Tricor, LLC Amendment No.5 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	8.99%	8/8/2031	353	344	352	0.01%
Tricor, LLC Amendment No.5 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	8.99%	8/8/2031	289	281	288	0.01%
Tricor, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.06%	10/22/2026	1,169	1,165	1,168	0.04%
Tricor, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)(11)	3M SOFR + 0.50% / 1.00%	0.50%	8/8/2031	-	(9)	(1)	0.00%
Tricor, LLC Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.25% / 1.00%	8.99%	10/22/2026	3,112	3,102	3,107	0.11%
World Insurance Associates A&R Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	4/3/2030	15,899	15,899	15,892	0.57%
Worldwide Insurance Network, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.68% / 0.75%	9.33%	5/28/2030	1,399	1,382	1,395	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Worldwide Insurance Network, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.81% / 0.75%	9.43%	5/28/2030	1,966	1,960	1,966	0.07%
Worldwide Insurance Network, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.70% / 0.75%	9.44%	5/28/2030	2,456	2,439	2,434	0.09%
						$117,115	$117,217	4.24%

Integrated Telecommunication Services
Socket Holdings Corporation 2026 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.50% / 0.75%	8.14%	3/31/2031	$4,307	$4,200	$4,166	0.15%
Socket Holdings Corporation Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	8.89%	3/31/2031	1,444	1,421	1,444	0.05%
Socket Holdings Corporation IdeaTek Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	8.89%	3/31/2031	1,793	1,770	1,777	0.06%
Socket Holdings Corporation Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	3/31/2031	-	(4)	-	0.00%
Socket Holdings Corporation Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	8.89%	3/31/2031	1,817	1,794	1,791	0.06%
						$9,181	$9,178	0.32%

Interactive Media & Services
Case Works, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.99%	10/1/2029	$70	$69	$70	0.00%
Case Works, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.95%	10/1/2029	53	53	53	0.00%
Case Works, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.98%	10/1/2029	4,728	4,691	4,682	0.17%
Channel Factory, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	8.92%	4/1/2030	9,900	9,824	9,812	0.35%
Syndigo LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.75%	8.67%	9/2/2032	7,894	7,828	7,818	0.28%
Syndigo LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.67%	9/2/2032	7,894	7,828	7,818	0.28%
Syndigo LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.67%	9/2/2032	341	322	341	0.01%
						$30,615	$30,594	1.09%

Internet Services & Infrastructure
Bridgepointe Technologies, LLC Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.48%	4/18/2033	$1,015	$985	$984	0.04%
Bridgepointe Technologies, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.48%	4/18/2033	16,199	16,043	16,037	0.58%
Bridgepointe Technologies, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/18/2033	-	(21)	(21)	0.00%
Salute Mission Critical, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)(12)	3M SOFR + 1.00% / 1.00%	1.00%	11/30/2029	-	(3)	(3)	0.00%
Salute Mission Critical, LLC Last Out Term Loan	(3)(4)(5)(7)	1M SOFR + 5.14% / 1.00%	8.78%	11/30/2029	628	623	623	0.02%
Salute Mission Critical, LLC Last Out Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.14% / 1.00%	8.78%	11/30/2029	4,141	4,107	4,110	0.15%
Salute Mission Critical, LLC Last Out Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.14% / 1.00%	8.78%	11/30/2029	3,250	3,224	3,226	0.12%
Salute Mission Critical, LLC Last Out Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.14% / 1.00%	8.78%	11/30/2029	4,236	4,200	4,204	0.15%
						$29,158	$29,160	1.06%
Investment Banking & Brokerage
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.48%	6/28/2030	$3,259	$3,253	$3,259	0.12%
Cherry Bekaert Advisory LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.48%	6/28/2030	2,503	2,484	2,482	0.09%
Cherry Bekaert Advisory LLC Amendment No. 7 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.48%	6/28/2030	5,946	5,934	5,935	0.21%
Cherry Bekaert Advisory LLC Amendment No. 8 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 1.00% / 0.00%	1.00%	6/28/2030	-	(21)	(21)	0.00%
Cherry Bekaert Advisory LLC Amendment No. 8 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.00%	8.73%	6/28/2030	4,280	4,259	4,259	0.15%
Cherry Bekaert Advisory LLC Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.00%	8.48%	6/28/2030	630	627	627	0.02%
Cherry Bekaert Advisory LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	6/28/2030	-	(3)	(3)	0.00%
Cherry Bekaert Advisory LLC Sixth Amendment Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.48%	6/28/2030	667	666	667	0.02%
Cherry Bekaert Advisory LLC Sixth Amendment Delayed Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.48%	6/28/2030	615	612	615	0.02%
Cherry Bekaert Advisory LLC Sixth Amendment Term Loan	(3)(4)(5)(7)(11)(12)	3M SOFR + 4.75% / 0.75%	8.48%	6/28/2030	1,282	1,277	1,279	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Cherry Bekaert Advisory LLC Term B Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.00%	8.48%	6/28/2030	1,529	1,521	1,521	0.05%
						$20,609	$20,620	0.73%

IT Consulting & Other Services
ACP Avenu Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.69%	10/2/2029	$661	$657	$657	0.02%
ACP Avenu Buyer, LLC Delayed Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	10/2/2029	-	(2)	(3)	0.00%
ACP Avenu Buyer, LLC Fourth Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.69%	10/2/2029	888	881	872	0.03%
ACP Avenu Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.69%	10/2/2029	1,522	1,499	1,478	0.05%
ACP Avenu Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.58%	10/2/2029	96	90	83	0.00%
ACP Avenu Buyer, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.69%	10/2/2029	535	532	527	0.02%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.14%	7/22/2027	2,827	2,826	2,815	0.10%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(3)(4)(5)(7)(13)	1M SOFR + 5.50% / 1.00%	9.14%	7/22/2027	3,249	3,249	3,236	0.12%
Argano, LLC 2025 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.14%	9/13/2029	3,581	3,539	3,557	0.13%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.15%	9/13/2029	3,607	3,573	3,525	0.13%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.15%	9/13/2029	2,826	2,791	2,762	0.10%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.50% / 1.00%	9.15%	9/13/2029	3,349	3,315	3,273	0.12%
Argano, LLC Initial Term Loan	(3)(4)(5)(6)(7)(14)	1M SOFR + 5.50% / 1.00%	9.15%	9/13/2029	4,037	3,986	3,945	0.14%
Argano, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/13/2029	-	(4)	(4)	0.00%
Argano, LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	9.15%	9/13/2029	789	772	755	0.03%
BCM One, Inc. Initial Term Loan	(3)(4)(5)(7)(10)(12)	1M SOFR + 4.50% / 1.00%	8.24%	11/17/2027	4,587	4,579	4,579	0.17%
Cypress Services Group, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 0.75%	8.39%	1/3/2031	4,962	4,927	4,875	0.18%
Denali Topco LLC Effective Date Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	8/26/2032	-	-	(33)	0.00%
Denali Topco LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.41%	8/26/2032	12,478	12,478	12,366	0.45%
Denali Topco LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/26/2032	-	-	(16)	0.00%
Eliassen Group, LLC Initial Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 0.75%	9.48%	4/14/2028	159	156	155	0.01%
Eliassen Group, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 0.75%	9.48%	4/14/2028	2,214	2,169	2,150	0.08%
Guava Buyer LLC Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.16%	8/12/2032	749	719	734	0.03%
Guava Buyer LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.14%	8/12/2032	7,226	7,097	7,017	0.25%
Guava Buyer LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.14%	8/12/2032	7,226	7,097	7,017	0.25%
Guava Buyer LLC RC Facility Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.15%	8/12/2030	138	109	88	0.00%
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 1.00%	8.64%	10/2/2029	20	19	19	0.00%
Guidepoint Security Holdings, LLC First Amendment Term A Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.64%	10/2/2029	139	136	136	0.00%
Guidepoint Security Holdings, LLC Second Amendment Incremental Term A Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.64%	10/2/2029	155	154	152	0.01%
Guidepoint Security Holdings, LLC Term Loan A	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.64%	10/2/2029	295	298	294	0.01%
Improving Holdco, Inc. Revolving Loan (Improving Enterprises)	(3)(4)(5)(6)(7)	3M SOFR + 6.50% / 1.00%	10.33%	7/26/2027	37	34	36	0.00%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)	3M SOFR + 6.50% / 1.00%	10.35%	7/26/2027	3,387	3,356	3,340	0.12%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(11)	3M SOFR + 6.50% / 1.00%	10.35%	7/26/2027	3,545	3,514	3,496	0.13%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)	3M SOFR + 6.50% / 1.00%	10.35%	7/26/2027	996	988	982	0.04%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(13)	3M SOFR + 6.50% / 1.00%	10.35%	7/26/2027	3,251	3,222	3,206	0.12%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(14)	3M SOFR + 6.50% / 1.00%	10.35%	7/26/2027	4,236	4,201	4,177	0.15%
Lighthouse Technologies Holding Corp. First Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.48%	12/31/2029	153	153	153	0.01%
Lighthouse Technologies Holding Corp. Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.48%	12/31/2029	7,023	6,996	6,926	0.25%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Lighthouse Technologies Holding Corp. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.48%	12/31/2029	3,919	3,910	3,882	0.14%
Lighthouse Technologies Holding Corp. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.48%	12/31/2029	3,373	3,373	3,341	0.12%
Lighthouse Technologies Holding Corp. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 1.00%	8.48%	12/31/2029	4,025	4,025	3,987	0.14%
Lighthouse Technologies Holding Corp. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/31/2029	-	(2)	(13)	0.00%
Penncomp, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	8.89%	10/17/2028	2,370	2,341	2,346	0.08%
Penncomp, LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 0.75%	8.89%	4/17/2030	3,975	3,946	3,902	0.14%
Penncomp, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 0.75%	0.50%	10/17/2028	-	-	(5)	0.00%
Penncomp, LLC Term Loan A	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.50%	8.87%	10/17/2028	2,516	2,487	2,462	0.09%
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	8.99%	6/15/2029	8,979	8,911	8,909	0.32%
Redwood Services Group, LLC Tenth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.00%	8.48%	2/13/2033	924	897	871	0.03%
Redwood Services Group, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 0.75%	8.99%	6/15/2029	6,980	6,929	6,857	0.25%
Rural Sourcing Holdings, Inc. Amendment No. 1 Term Loan	(3)(4)(5)(7)	3M SOFR + 2.00% / 1.00%	9.98%	6/15/2029	270	268	246	0.01%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	(4)(5)(7)	3M SOFR + 6.25% / 1.00%	5.73% / 4.25%	6/15/2029	359	353	333	0.01%
Rural Sourcing Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.51% / 1.00%	9.96%	6/15/2029	150	146	131	0.00%
Rural Sourcing Holdings, Inc. Tranche B Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 1.00%	9.85%	6/15/2029	1,603	1,574	1,445	0.05%
Upstack Holdco Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.63%	8/25/2031	1,823	1,807	1,823	0.07%
Upstack Holdco Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 0.75%	8.64%	8/25/2031	747	738	747	0.03%
Upstack Holdco Inc. Term B Loan	(3)(4)(5)(7)	6M SOFR + 5.00% / 0.75%	8.63%	8/25/2031	4,829	4,829	4,829	0.17%
Upstack Holdco Inc. Term B Loan	(3)(4)(5)(7)(11)	6M SOFR + 5.00% / 0.75%	8.63%	8/25/2031	825	819	825	0.03%
Upstack Holdco Inc. Term B Loan	(3)(4)(5)(7)	6M SOFR + 5.00% / 0.75%	8.63%	8/25/2031	3,300	3,275	3,300	0.12%
Upstack Holdco Inc. Term B Loan	(3)(4)(5)(7)(14)	6M SOFR + 5.00% / 0.75%	8.63%	8/25/2031	4,000	3,965	4,000	0.14%
VRC Companies, LLC Amendment No. 2 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.67%	6/29/2027	9,030	9,003	8,966	0.32%
VRC Companies, LLC Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.16%	6/29/2027	5,822	5,811	5,792	0.21%
VRC Companies, LLC Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.16%	6/29/2027	2,776	2,764	2,762	0.10%
VRC Companies, LLC First Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.45%	6/29/2029	1,583	1,575	1,575	0.06%
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.93%	6/29/2027	2,889	2,879	2,882	0.10%
VRC Companies, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/29/2027	-	-	-	0.00%
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.45%	6/29/2027	1,529	1,523	1,521	0.05%
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.45%	6/29/2027	1,964	1,963	1,954	0.07%
						$170,215	$168,997	6.10%

Leisure Facilities
CB Sports Holdings Bidco, LLC - 2026 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.63% / 0.75%	8.27%	12/17/2032	$1,860	$1,832	$1,832	0.07%
CB Sports Holdings Bidco, LLC - Delayed Draw Term B Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.63% / 0.75%	8.36%	12/17/2032	171	98	97	0.00%
CB Sports Holdings Bidco, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	12/20/2032	-	(18)	(19)	0.00%
Excel Fitness Consolidator LLC 2025 Repricing Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.48%	4/29/2030	5,103	5,043	5,075	0.18%
Excel Fitness Consolidator LLC 2025 Repricing Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.48%	4/29/2030	3,267	3,198	3,249	0.12%
Excel Fitness Consolidator LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/29/2030	-	-	(1)	0.00%
Excel Fitness Holdings, Inc. Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.48%	4/29/2030	1,883	1,734	1,883	0.07%
Five Star Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)	6M SOFR + 9.00% / 1.00%	12.98%	2/23/2028	55	55	50	0.00%
North Haven Spartan US Holdco LLC_Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.42%	12/6/2027	1,547	1,547	1,546	0.06%
One World Fitness PFF, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 1.00%	8.23%	5/2/2030	9,900	9,822	9,790	0.35%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Rocket Youth Brands HoldCo LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.48%	6/20/2031	600	586	586	0.02%
Rocket Youth Brands HoldCo LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.48%	6/20/2031	1,073	1,068	1,065	0.04%
Rocket Youth Brands HoldCo LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.48%	6/20/2031	1,073	1,068	1,065	0.04%
Rocket Youth Brands HoldCo LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/20/2031	-	(1)	-	0.00%
Track Branson Opco, LLC, The Revolving Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 1.00%	0.50%	2/23/2028	-	(1)	(11)	0.00%
Track Branson OpCo, LLC, The Term Loan A	(3)(4)(5)(7)	6M SOFR + 9.00% / 1.00%	12.98%	2/23/2028	1,551	1,533	1,411	0.05%
						$27,564	$27,618	1.00%

Leisure Products
BCI Burke Holding Corp. Closing Date Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.00%	9.39%	12/14/2027	$1,066	$1,062	$1,065	0.04%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/14/2027	-	(5)	-	0.00%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/14/2027	-	(6)	-	0.00%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.00%	9.39%	12/14/2027	382	381	380	0.01%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.75% / 1.00%	9.39%	12/14/2027	335	332	333	0.01%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.75% / 1.00%	9.39%	12/14/2027	3,078	3,062	3,058	0.11%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.75% / 1.00%	9.39%	12/14/2027	3,797	3,773	3,772	0.14%
KSKI Holdings 2, Inc. Term Loan	(4)(5)(7)	3M SOFR + 8.10% / 1.25%	11.83% / 0.75%	6/30/2028	1,692	1,672	1,557	0.06%
KSKI Holdings 2, Inc. Term Loan	(4)(5)(7)	3M SOFR + 8.10% / 1.25%	11.83% / 0.75%	6/30/2028	3,742	3,685	3,442	0.12%
Painful Pleasures, LLC Term Loan fka Artifex	(3)(4)(5)(7)(10)(13)	1M SOFR + 5.50% / 1.00%	9.23%	8/31/2026	1,194	1,194	1,190	0.04%
Painful Pleasures, LLC Third Incremental Term Loan	(3)(4)(5)(6)(7)(10)	1M SOFR + 5.50% / 1.00%	9.26%	8/31/2026	3,697	3,696	3,678	0.13%
Play Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 0.75%	9.23%	10/29/2031	9,370	9,245	9,191	0.33%
Play Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.23%	10/29/2031	9,370	9,245	9,191	0.33%
Play Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 0.75%	9.24%	10/29/2030	269	254	247	0.01%
						$37,590	$37,104	1.33%

Life & Health Insurance
AmeriLife Holdings LLC 2024 Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.66%	8/31/2028	$407	$402	$401	0.01%
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.66%	8/31/2029	588	580	579	0.02%
AmeriLife Holdings LLC Amendment No. 5 Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.75%	8.67%	8/31/2029	9,719	9,679	9,668	0.35%
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	6/1/2030	3,126	3,096	3,093	0.11%
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	6/1/2030	7,444	7,381	7,365	0.27%
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.73%	6/1/2030	4,652	4,615	4,603	0.17%
						$25,753	$25,709	0.93%

Life Sciences Tools & Services
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.91%	9/30/2030	$106	$105	$106	0.00%
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.91%	9/30/2030	83	83	83	0.00%
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.91%	9/30/2030	84	83	84	0.00%
Bamboo US BidCo LLC (aka Baxter) USD Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.91%	9/30/2030	696	691	694	0.03%
KL Charlie Acquisition Company Eight Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/30/2029	-	-	-	0.00%
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 1.00%	8.99%	12/30/2026	539	536	539	0.02%
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(13)(14)	1M SOFR + 5.25% / 1.00%	8.99%	12/30/2026	2,023	1,998	2,023	0.07%
KL Charlie Acquisition Company Fourth Amendment Term Loan		1M SOFR + 5.25% / 1.00%	8.99%	12/30/2026	181	181	181	0.01%
KL Charlie Acquisition Company Fourth Amendment Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.25% / 1.00%	8.99%	12/30/2026	1,956	1,938	1,955	0.07%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
KL Charlie Acquisition Company Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 1.00%	8.99%	12/30/2026	56	56	57	0.00%
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	8.99%	12/30/2026	383	383	383	0.01%
KL Moon Acquisition, LLC 2024 Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 7.00% / 1.00%	10.66%	2/1/2029	658	648	608	0.02%
KL Moon Acquisition, LLC Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 7.00% / 1.00%	10.66%	2/1/2029	1,649	1,638	1,532	0.06%
KL Moon Acquisition, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 7.00% / 1.00%	10.66%	2/1/2029	354	354	333	0.01%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(3)(4)(5)(7)	1M SOFR + 6.00% / 1.00%	9.74%	6/10/2027	1,612	1,612	1,610	0.06%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(3)(4)(5)(7)(13)	1M SOFR + 6.00% / 1.00%	9.74%	6/10/2027	3,250	3,250	3,248	0.12%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	(3)(4)(5)(6)(7)	1M SOFR + 6.00% / 1.00%	9.74%	6/10/2027	3,851	3,812	3,848	0.14%
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	(3)(4)(5)(7)	3M SOFR + 6.00% / 1.00%	9.77%	6/10/2027	875	867	875	0.03%
Quad UK Midco 2 Limited Facility B2 (USD) 1	(3)(5)(7)(9)(11)(24)	6M SOFR + 5.00% / 0.00%	8.87%	6/30/2029	1,707	1,703	1,707	0.06%
Quad UK Midco 2 Limited Facility B2 (USD) 1	(3)(5)(7)(9)(12)(24)	6M SOFR + 5.00% / 0.00%	8.87%	6/30/2029	1,707	1,703	1,707	0.06%
Quad UK Midco 2 Limited Facility B2 (USD) 2	(3)(5)(7)(9)(11)(24)	6M SOFR + 5.00% / 0.00%	8.87%	6/30/2029	4,658	4,647	4,658	0.17%
Quad UK Midco 2 Limited Facility B2 (USD) 2	(3)(5)(7)(9)(12)(24)	6M SOFR + 5.00% / 0.00%	8.87%	6/30/2029	4,658	4,647	4,658	0.17%
ToxStrategies, LLC Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.48%	11/12/2031	5,325	5,301	5,304	0.19%
ToxStrategies, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.48%	11/12/2031	869	863	864	0.03%
ToxStrategies, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/12/2031	-	(3)	(2)	0.00%
						$37,096	$37,055	1.33%

Managed Health Care
Imagine 360 LLC Delayed Draw Term Commitment	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	9/30/2028	$-	$-	$-	0.00%
Imagine 360 LLC Revolving Commitment	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	9/30/2028	-	-	-	0.00%
Imagine 360 LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 0.75%	8.48%	9/30/2028	6,010	6,012	6,010	0.22%
						$6,012	$6,010	0.22%

Office Services & Supplies
Advanced Web Technologies Holding Company Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.50% / 1.00%	10.24%	12/17/2026	$795	$791	$789	0.03%
Advanced Web Technologies Holding Company Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/17/2026	-	-	-	0.00%
Advanced Web Technologies Holding Company Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.50% / 1.00%	10.24%	12/17/2026	2,019	2,011	2,004	0.07%
Ergotron Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	8.90%	7/6/2028	491	491	490	0.02%
Ergotron Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	8.90%	7/6/2028	3,955	3,955	3,949	0.14%
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 1.00%	9.88%	12/15/2026	544	542	541	0.02%
Forward Solutions, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 1.00%	9.88%	12/15/2026	647	645	644	0.02%
I.D. Images Acquisition, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.14%	7/30/2026	1,009	1,007	1,004	0.04%
I.D. Images Acquisition, LLC Fifth Amendment Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.14%	7/30/2026	305	304	303	0.01%
I.D. Images Acquisition, LLC First Amendment Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.14%	7/30/2026	1,235	1,233	1,229	0.04%
I.D. Images Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.14%	7/30/2026	2,318	2,313	2,307	0.08%
I.D. Images Acquisition, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 1.00%	0.50%	7/30/2026	-	(1)	(2)	0.00%
						$13,291	$13,258	0.47%

Packaged Foods & Meats
Chef Merito, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	9.88%	7/15/2028	$418	$418	$418	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Chef Merito, LLC Delayed Draw Term Loan B	(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	9.88%	7/15/2028	418	418	418	0.02%
Chef Merito, LLC Delayed Draw Term Loan C	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	9.88%	7/15/2028	336	339	334	0.01%
Chef Merito, LLC First Amendment Term Loan A	(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	9.79%	7/15/2028	2,519	2,482	2,486	0.09%
Chef Merito, LLC Fourth Amendment Term Loan A	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 0.00%	9.23%	7/15/2031	946	946	946	0.03%
Chef Merito, LLC Second Amendment Term Loan A	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	9.88%	7/15/2028	1,119	1,106	1,106	0.04%
Demakes Borrower, LLC Term B Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.23%	12/31/2031	339	337	339	0.01%
Demakes FinanceCo, LLC Amendment No. 3 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 0.75%	9.17%	12/31/2031	337	326	326	0.01%
Gastronome Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.88%	11/18/2027	4,705	4,693	4,705	0.17%
KNPC Holdco, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.27%	10/22/2029	898	889	893	0.03%
KNPC Holdco, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.27%	10/22/2029	3,916	3,868	3,896	0.14%
KNPC Holdco, LLC Tranche B-1 Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.75% / 1.00%	10.52%	10/22/2029	726	719	722	0.03%
KNPC Holdco, LLC Tranche D-1 Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.52%	10/22/2029	4,938	4,938	4,938	0.18%
Patriot Foods Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	8.98%	12/24/2029	4,875	4,827	4,845	0.17%
Signature Brands, LLC Term Loan A	(3)(4)(5)(7)	3M SOFR + 6.50% / 1.75%	10.43%	5/4/2028	297	295	297	0.01%
Signature Brands, LLC Term Loan B	(4)(5)(7)(14)(28)(31)	1M SOFR + 0.00% / 1.75%	0.00%	5/4/2028	4,906	4,747	4,003	0.14%
Signature Investor LLC Term Loan B	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.75%	0.00%	5/4/2028	-	-	(64)	0.00%
Western Smokehouse Partners, LLC Delayed Draw Term C Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.50% / 1.00%	9.12%	3/31/2029	3,579	3,514	3,579	0.13%
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.12%	3/31/2029	5,594	5,528	5,594	0.20%
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.12%	3/31/2029	2,401	2,363	2,401	0.09%
Western Smokehouse Partners, LLC Delayed Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 1.00%	9.12%	3/31/2029	116	112	111	0.00%
Western Smokehouse Partners, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.12%	3/31/2029	2,689	2,655	2,686	0.10%
Western Smokehouse Partners, LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.12%	3/31/2029	3,478	3,470	3,473	0.13%
Western Smokehouse Partners, LLC Juniors Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.12%	3/31/2029	392	388	387	0.01%
Western Smokehouse Partners, LLC Juniors Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.12%	3/31/2029	998	989	987	0.04%
Western Smokehouse Partners, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/31/2029	-	(3)	(2)	0.00%
						$50,364	$49,824	1.80%

Paper & Plastic Packaging Products & Materials
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.91%	1/31/2032	$368	$365	$365	0.01%
Arctic Holdco, LLC Initial Refinancing Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.93%	1/31/2031	69	67	66	0.00%
Arctic Holdco, LLC Tranche B Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.98%	1/31/2032	3,219	3,194	3,179	0.11%
WCHG Buyer, Inc. First Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.42%	4/10/2031	12,796	12,746	12,699	0.46%
						$16,372	$16,309	0.58%

Passenger Ground Transportation
EVDR Purchaser, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/14/2031	$-	$(12)	$(26)	0.00%
EVDR Purchaser, Inc. Incremental Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.50% / 0.75%	8.14%	2/14/2031	3,357	3,310	3,324	0.12%
EVDR Purchaser, Inc. Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.75%	8.14%	2/14/2031	3,673	3,639	3,636	0.13%
EVDR Purchaser, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.50% / 0.75%	8.11%	2/14/2031	497	490	482	0.02%
EVDR Purchaser, Inc., Incremental TL	(3)(4)(5)(7)(11)	1M SOFR + 4.50% / 0.75%	8.14%	2/14/2031	4,268	4,227	4,226	0.15%
						$11,654	$11,642	0.42%

Personal Care Products
Curio Brands, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.75%	8.73%	4/2/2031	$5,742	$5,697	$5,704	0.21%
Curio Brands, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	8.73%	4/2/2031	2,887	2,868	2,868	0.10%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Curio Brands, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 0.75%	8.73%	4/2/2031	3,860	3,833	3,834	0.14%
Curio Brands, LLC Multi Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/2/2031	-	(8)	-	0.00%
Curio Brands, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/2/2031	-	(8)	-	0.00%
Kinetic Purchaser, LLC - Closing Date Term Loan	(3)(4)(5)(7)(28)(31)	3M SOFR + 0.00% / 1.00%	0.00%	11/10/2027	2,147	1,994	584	0.02%
Loving Tan Intermediate II Inc. Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.98%	5/31/2028	2,649	2,613	2,619	0.09%
Loving Tan Intermediate II Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.98%	5/31/2028	7	6	7	0.00%
Loving Tan Intermediate II Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.98%	5/31/2028	31	27	31	0.00%
RoC Holdco LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 0.75%	8.89%	2/21/2031	823	817	815	0.03%
RoC Holdco LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	8.89%	2/21/2031	3,349	3,319	3,316	0.12%
RoC Holdco LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	2/21/2030	-	(5)	-	0.00%
Soleil Collective Intermediate II Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/31/2028	-	(1)	-	0.00%
						$21,152	$19,778	0.71%

Pharmaceuticals
Creek Parent, Inc. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 0.75%	8.64%	12/18/2031	$7,425	$7,358	$7,230	0.26%
Creek Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.00% / 0.75%	8.64%	12/18/2031	15,098	14,824	14,702	0.53%
Creek Parent, Inc. Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/18/2031	-	(44)	(75)	0.00%
Designs for Health, Inc. Initial Revolving Facility Loan (First Lien)	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.24%	10/16/2030	730	696	730	0.03%
Designs for Health, Inc. Initial Term B Loan (First Lien)	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 0.75%	8.18%	10/16/2030	7,277	7,216	7,211	0.26%
Designs for Health, Inc. Initial Term B Loan (First Lien)	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.18%	10/16/2030	7,277	7,216	7,211	0.26%
Packaging Coordinators Midco, Inc. 2025 General Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	10/15/2032	-	(20)	(1)	0.00%
Packaging Coordinators Midco, Inc. 2025 Initial Dollar Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/9/2032	-	(216)	-	0.00%
Packaging Coordinators Midco, Inc. 2025 Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.66%	7/9/2032	1,704	1,704	1,700	0.06%
Packaging Coordinators Midco, Inc. 2025 Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.75%	8.66%	7/9/2032	9,836	9,815	9,812	0.35%
Packaging Coordinators Midco, Inc. 2025 Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/9/2032	-	(10)	-	0.00%
Packaging Coordinators Midco, Inc. 2025 Specified Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	10/15/2032	-	-	(1)	0.00%
Packaging Coordinators Midco, Inc. Specified Interest Delayed Draw Term Loan (Tranche Out)	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 0.75%	8.66%	7/9/2032	227	227	226	0.01%
PAI Middle Tier, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.48%	2/13/2032	305	301	301	0.01%
PAI Middle Tier, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.48%	2/13/2032	3,672	3,623	3,618	0.13%
PAI Middle Tier, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 0.75%	8.48%	2/13/2032	3,960	3,906	3,901	0.14%
PAI Middle Tier, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/13/2032	-	(21)	-	0.00%
Pet FLavor, LLC Term A Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	9.73%	12/15/2026	5,037	5,030	4,982	0.18%
PharmaLogic Holdings Corp. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.66%	6/21/2030	1,805	1,780	1,791	0.06%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 1.00%	8.64%	6/21/2030	3,349	3,309	3,301	0.12%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.00% / 1.00%	8.64%	6/21/2030	3,912	3,861	3,857	0.14%
						$70,555	$70,496	2.54%

Rail Transportation
FTAI Infrastructure Inc. Loan	(3)(4)(5)	FIXED + 9.75% / 0.00%	9.75%	2/1/2028	$11,500	$11,209	$11,161	0.40%

Real Estate Operating Companies
Associations, Inc. Delayed Draw Term B Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/2/2028	$-	$(27)	$(27)	0.00%
Associations, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/2/2028	-	-	-	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Associations, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/2/2028	-	-	-	0.00%
Associations, Inc. Special Purpose Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.50% / 1.00%	10.42%	7/3/2028	325	325	325	0.01%
Associations, Inc. Special Purpose Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.50% / 1.00%	10.42%	7/3/2028	283	283	283	0.01%
Associations, Inc. Term Loan A	(3)(4)(5)(7)	3M SOFR + 6.50% / 1.00%	10.42%	7/2/2028	6,866	6,846	6,866	0.25%
Associations, Inc. Term Loan A	(3)(4)(5)(7)(11)	3M SOFR + 6.50% / 1.00%	10.42%	7/2/2028	7,865	7,865	7,865	0.28%
Associations, Inc. Third Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.41%	7/2/2028	3,591	3,573	3,573	0.13%
						$18,865	$18,885	0.68%

Real Estate Services
AKAM Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/27/2032	$-	$(28)	$(28)	0.00%
AKAM Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/27/2032	-	(11)	(11)	0.00%
AKAM Buyer, Inc. Term A Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.48%	2/27/2032	2,158	2,138	2,127	0.08%
AKAM Buyer, Inc. Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.48%	2/27/2032	2,158	2,127	2,127	0.08%
BBG, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 6.75% / 1.00%	10.71%	1/8/2027	6,226	6,155	5,905	0.21%
Vacation Rental Brands, LLC 2nd Amendment Delayed Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/6/2032	-	(23)	-	0.00%
Vacation Rental Brands, LLC Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.98%	5/6/2032	2,203	2,184	2,183	0.08%
Vacation Rental Brands, LLC Amendment No. 3 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.98%	5/6/2032	2,985	2,957	2,956	0.11%
Vacation Rental Brands, LLC Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.98%	5/6/2032	4,097	4,057	4,097	0.15%
Vacation Rental Brands, LLC Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.98%	5/6/2032	5,735	5,686	5,735	0.21%
Vacation Rental Brands, LLC Closing Date Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	8.98%	5/6/2032	4,380	4,339	4,380	0.16%
Vacation Rental Brands, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/6/2032	-	(9)	(6)	0.00%
						$29,572	$29,465	1.08%

Research & Consulting Services
Accelevation LLC Amendment No. 4 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 0.00%	8.90%	1/2/2031	$9,900	$9,753	$9,752	0.35%
Accelevation LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.50% / 0.75%	8.14%	1/2/2031	2,374	2,338	2,374	0.09%
Accelevation LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.50% / 0.75%	8.12%	1/2/2031	2,833	2,801	2,791	0.10%
Accelevation LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.50% / 0.75%	8.12%	1/2/2031	2,980	2,944	2,936	0.11%
Accelevation LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 4.50% / 0.75%	8.12%	1/2/2031	3,995	3,946	3,936	0.14%
Accelevation LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/2/2031	-	(28)	-	0.00%
Accordion Partners LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.68%	11/17/2031	1,820	1,806	1,820	0.07%
Accordion Partners LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/17/2031	-	(7)	-	0.00%
Accordion Partners LLC Second Amendment Term B-1 Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.75%	8.67%	11/17/2031	2,944	2,925	2,942	0.11%
Accordion Partners LLC Second Amendment Term B-1 Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	8.67%	11/17/2031	3,873	3,849	3,871	0.14%
Accordion Partners LLC Second Amendment Term B-1 Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 0.75%	8.67%	11/17/2031	4,057	4,034	4,055	0.15%
Accordion Partners LLC Second Amendment Term B-2 Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.75%	8.67%	11/17/2031	5,448	5,437	5,432	0.20%
Aprio Advisory Group, LLC 2025-2 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 0.75%	8.48%	8/1/2031	1,485	1,286	1,251	0.05%
Aprio Advisory Group, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/1/2031	-	(9)	(10)	0.00%
BDO USA, P.C. 2025 Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 2.00%	8.12%	8/31/2028	311	308	308	0.01%
BDO USA, P.C. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 2.00%	8.65%	8/31/2028	4,863	4,815	4,797	0.17%
BNI Global, LLC Initial Dollar Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.60% / 1.00%	9.24%	5/1/2027	1,252	1,246	1,246	0.04%
BNI Global, LLC Initial Dollar Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.60% / 1.00%	9.24%	5/1/2027	3,070	3,054	3,056	0.11%
BNI Global, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 1.00%	0.50%	5/1/2027	-	-	(1)	0.00%
Chronicle Parent, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.67%	4/15/2031	905	901	905	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Chronicle Parent, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.67%	4/15/2031	16,040	15,976	16,040	0.58%
Chronicle Parent, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/15/2031	-	(7)	-	0.00%
Crete PA Holdco, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.67%	11/26/2030	6,463	6,423	6,472	0.23%
Crete PA Holdco, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.67%	11/26/2030	6,512	6,487	6,482	0.23%
Crete PA Holdco, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/26/2030	-	(1)	2	0.00%
Crete PA Holdco, LLC Second Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.41%	11/26/2030	2,777	2,765	2,748	0.10%
Crete PA Holdco, LLC Third Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.65%	11/26/2030	529	517	500	0.02%
DCCM, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 0.75%	8.39%	6/24/2032	140	99	140	0.01%
DCCM, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 0.75%	8.39%	6/24/2032	3,531	3,501	3,499	0.13%
DCCM, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 0.75%	8.39%	6/24/2032	1,980	1,963	1,962	0.07%
DCCM, LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 4.75% / 0.75%	8.39%	6/24/2032	3,960	3,925	3,924	0.14%
DCCM, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/24/2032	-	(16)	-	0.00%
Denali Intermediate Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 0.00%	9.15%	8/26/2032	15,698	15,561	15,563	0.56%
Denali Intermediate Holdings, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 0.75%	9.12%	8/26/2032	284	270	284	0.01%
First Legal Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.44%	7/1/2031	1,422	1,413	1,422	0.05%
First Legal Buyer, Inc. First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	7/1/2031	-	(10)	(10)	0.00%
First Legal Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 4.75% / 1.00%	8.36%	7/1/2031	186	181	186	0.01%
First Legal Buyer, Inc. Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.48%	7/1/2031	1,676	1,668	1,664	0.06%
First Legal Buyer, Inc. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.48%	7/1/2031	3,341	3,322	3,316	0.12%
Gerson Lehrman Group, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.88%	12/13/2027	4,962	4,920	4,956	0.18%
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 1.00% / 1.00%	1.00%	12/31/2030	-	(28)	(30)	0.00%
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Third Amendment Revolving Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 1.00%	0.50%	12/31/2030	-	(8)	(9)	0.00%
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Third Amendment Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.14%	12/31/2030	19,021	18,850	18,829	0.68%
Liberty Purchaser, LLC Delayed Draw Term Loan (Magna Legal Services)	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 0.75%	8.16%	11/22/2029	1,156	1,156	1,156	0.04%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 0.75%	8.16%	11/21/2029	783	783	783	0.03%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 0.75%	8.16%	11/21/2029	3,348	3,348	3,348	0.12%
Liberty Purchaser, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/22/2028	-	-	-	0.00%
Liberty Purchaser, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.50% / 0.75%	8.16%	11/22/2029	328	256	243	0.01%
MGT Impact Holdings, LLC 2025-1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.90%	4/10/2029	1,588	1,566	1,553	0.06%
MGT Impact Holdings, LLC 2025-1 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.90%	4/10/2029	4,661	4,627	4,616	0.17%
MGT Impact Holdings, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.25% / 1.00%	11.00%	4/10/2029	498	494	492	0.02%
NDH Advisors LLC Second Amendment Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.67%	12/3/2031	5,808	5,755	5,742	0.21%
PRGX Global, Inc. Delayed Draw Term Loan		3M SOFR + 1.00% / 1.00%	1.00%	12/20/2030	-	(3)	(11)	0.00%
PRGX Global, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.19%	12/20/2030	9,296	9,257	9,231	0.33%
PRGX Global, Inc. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.50% / 1.00%	9.19%	12/20/2030	3,970	3,956	3,942	0.14%
Renaissance Buyer, LLC Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.00%	8.45%	7/18/2028	6,686	6,659	6,659	0.24%
Renaissance Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 0.00%	0.50%	7/18/2028	-	(3)	(3)	0.00%
Sagebrush Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/1/2030	-	(8)	-	0.00%
Sagebrush Buyer, LLC Sagebrush Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.39%	7/1/2030	9,491	9,404	9,393	0.34%
Sagebrush Buyer, LLC StoneTurn Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.39%	7/1/2030	5,932	5,877	5,871	0.21%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Sagebrush Buyer, LLC Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.39%	7/1/2030	2,624	2,598	2,586	0.09%
Sagebrush Buyer, LLC Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.75% / 1.00%	8.39%	7/1/2030	2,997	2,964	2,953	0.11%
SourceHOV Tax, LLC Initial Term A Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	9.68%	4/6/2028	4,836	4,818	4,741	0.17%
Springline Advisory Intermediate, LLC Second Amendment DDTL	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.91%	12/1/2031	15,952	15,840	15,824	0.57%
Springline Advisory Intermediate, LLC Second Amendment Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/1/2031	-	(14)	(17)	0.00%
Springline Advisory Intermediate, LLC Second Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.91%	12/1/2031	1,910	1,897	1,895	0.07%
Springline Advisory Intermediate, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.92%	1/14/2030	2,140	2,101	2,099	0.08%
Vensure Employer Services, Inc. Amendment No. 2 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%	9/27/2031	-	(27)	(24)	0.00%
Vensure Employer Services, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.50%	8.67%	9/27/2032	1,567	1,550	1,551	0.06%
Vensure Employer Services, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.50%	8.67%	9/27/2032	6,161	6,110	6,100	0.22%
Vensure Employer Services, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.50%	8.67%	9/27/2032	6,487	6,435	6,422	0.23%
WSRP Advisory LLC First Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.92%	2/28/2031	9,965	9,897	9,888	0.36%
WSRP Advisory, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	8.95%	8/6/2032	9,900	9,818	9,803	0.35%
						$256,281	$256,237	9.28%

Restaurants
Cooper’s Hawk Intermediate Holding, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.17%	7/29/2031	$1,228	$1,211	$1,208	0.04%
Cooper’s Hawk Intermediate Holding, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 0.75%	9.17%	7/29/2031	11,206	11,059	11,020	0.40%
Cooper’s Hawk Intermediate Holding, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/29/2031	-	(15)	(2)	0.00%
Cooper’s Hawk Intermediate Holding, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.50% / 0.75%	9.14%	7/29/2031	309	295	307	0.01%
TWH Bidco, LLC Delayed Draw Term A Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	1/22/2032	-	(16)	(19)	0.00%
TWH Bidco, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.41%	1/22/2032	12,607	12,552	12,536	0.45%
						$25,086	$25,050	0.90%

Soft Drinks & Non-alcoholic Beverages
Refresh Buyer, LLC Delayed Term Loan (Sunny Sky Products)	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.48%	12/23/2028	$4,837	$4,816	$4,835	0.17%

Specialized Consumer Services
3 Step Sports LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.50% / 1.00%	10.23%	10/2/2029	$87	$116	$87	0.00%
3 Step Sports LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 6.50% / 1.00%	10.23%	10/2/2029	683	675	671	0.02%
Anderson Group Holdings, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 1.00%	8.43%	12/25/2028	4,848	4,837	4,825	0.17%
Any Hour LLC Delayed Term Loan	(4)(5)(7)	3M SOFR + 5.75% / 0.50%	9.48% / 3.25%	5/23/2030	202	200	192	0.01%
Any Hour LLC Revolving Credit	(4)(5)(6)(7)	3M SOFR + 5.75% / 0.50%	9.39% / 3.00%	5/23/2030	961	951	909	0.03%
Any Hour LLC Term Loan	(4)(5)(7)(13)	3M SOFR + 5.75% / 0.50%	9.48% / 3.25%	5/23/2030	3,417	3,379	3,249	0.12%
Any Hour LLC Term Loan	(4)(5)(7)(14)	3M SOFR + 5.75% / 0.50%	9.48% / 3.25%	5/23/2030	3,699	3,636	3,518	0.13%
Apex Service Partners, LLC 2024 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.73%	10/24/2030	3,615	3,586	3,602	0.13%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	10/24/2030	1,090	1,067	1,081	0.04%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.73%	10/24/2030	487	483	483	0.02%
Apex Service Partners, LLC 2024 Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	10/24/2030	4,580	4,498	4,540	0.16%
Apex Service Partners, LLC 2024 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.73%	10/24/2030	2,047	2,033	2,029	0.07%
Apex Service Partners, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.73%	10/24/2029	75	74	74	0.00%
Apex Service Partners, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.73%	10/24/2029	139	136	136	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Apex Service Partners, LLC Second Amendment Incremental Delayed DrawTerm Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	10/24/2030	2,448	2,428	2,448	0.09%
Apex Service Partners, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.73%	10/24/2030	831	825	823	0.03%
Apex Service Partners, LLC Third Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	8.43%	10/24/2030	1,673	1,635	1,648	0.06%
Arcticom Group Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 8.00% / 1.00%	11.62%	12/22/2027	49	48	47	0.00%
Arcticom Group Delayed Draw Term Loan D	(4)(5)(7)	1M SOFR + 8.00% / 1.00%	11.64% / 4.50%	12/22/2027	12	12	12	0.00%
Arcticom Group Term Loan	(3)(4)(5)(7)	1M SOFR + 8.00% / 1.00%	11.62%	12/22/2027	209	207	201	0.01%
Arcticom Group Third Incremental Term Loan	(4)(5)(7)	1M SOFR + 8.00% / 1.00%	11.64% / 4.50%	12/22/2027	52	52	50	0.00%
Creative Multicare, LLC Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.16%	3/27/2030	4,888	4,841	4,811	0.17%
HLSG Intermediate, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)	1M SOFR + 4.75% / 0.75%	8.37%	2/2/2033	2,191	2,180	2,178	0.08%
HLSG Intermediate, LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.37%	2/2/2033	4,988	4,966	4,960	0.18%
HLSG Intermediate, LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.37%	2/2/2033	2,243	2,233	2,230	0.08%
HLSG Intermediate, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/2/2033	-	(4)	(5)	0.00%
KL Stockton Intermediate II, LLC PIK Term Loan	(3)(4)(5)(7)	FIXED + 13.00% / 0.50%	13.00%	5/23/2031	2,311	2,218	2,078	0.08%
PestCo, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.41%	8/6/2030	3,009	2,997	3,004	0.11%
PestCo, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 3.75% / 1.00%	10.50%	8/6/2030	332	327	330	0.01%
PestCo, LLC Term A Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.41%	8/6/2030	6,834	6,809	6,790	0.25%
PestCo, LLC Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.41%	8/6/2030	6,834	6,809	6,790	0.25%
Quick Quack Car Wash Holdings, LLC 2025 Funded Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 0.75%	8.64%	6/10/2031	9,716	9,625	9,626	0.35%
Quick Quack Car Wash Holdings, LLC 2025 Funded Delayed Draw Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 0.75%	8.64%	6/10/2031	318	315	315	0.01%
Quick Quack Car Wash Holdings, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.00% / 0.75%	8.65%	6/10/2031	2,827	2,758	2,825	0.10%
VPP Intermediate Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.00%	9.39%	12/1/2027	661	656	661	0.02%
						$77,608	$77,218	2.78%

Specialized Finance
Equinox Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/28/2031	$-	$(6)	$(1)	0.00%
Equinox Buyer, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 1.00%	8.87%	7/28/2031	5,416	5,371	5,358	0.19%
MIV Buyer, LLC Term A Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.48%	9/19/2031	5,970	5,917	5,907	0.21%
						$11,282	$11,264	0.40%

Specialty Chemicals
Charkit Chemical Company, LLC Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 4.88% / 1.00%	8.76%	12/29/2026	4,268	4,261	4,268	0.15%
Rocket BidCo, Inc. Term Loan (Recochem)	(3)(5)(7)(11)(23)(24)	3M SOFR + 4.75% / 0.75%	8.41%	11/1/2030	11,081	10,919	10,837	0.39%
						$15,180	$15,105	0.54%

Systems Software
ACP Falcon Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/1/2029	$-	$(5)	$(3)	0.00%
ACP Falcon Buyer, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.19%	8/1/2029	2,114	2,079	2,040	0.07%
Computer Services, Inc. 2025 Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 1.00%	8.23%	11/17/2031	1,043	1,037	1,034	0.04%
Computer Services, Inc. 2025-1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/17/2031	-	-	(1)	0.00%
Computer Services, Inc. 2025-2 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/17/2031	-	-	-	0.00%
Digicert, Inc. Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/10/2030	-	(15)	(13)	0.00%
DigiCert, Inc. Seventh Amendment Specified Refinancing Term B1 Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.75% / 0.75%	9.39%	7/10/2030	16,662	16,452	16,234	0.59%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal / Shares	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
ES Ventures LLC CF Power Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.44%	12/13/2028	348	348	345	0.01%
ES Ventures LLC Illume Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.44%	12/13/2028	166	164	163	0.01%
ES Ventures LLC Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.44%	12/13/2028	1,301	1,292	1,283	0.05%
ES Ventures LLC Opinion Dynamics Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.44%	12/13/2028	398	397	394	0.01%
ES Ventures LLC Term A Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.44%	12/13/2028	919	912	906	0.03%
Saturn Borrower Inc Tenth Amendment New Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	9.73%	11/13/2028	5,865	5,793	5,749	0.21%
Saturn Borrower Inc Tenth Amendment Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.74%	11/13/2028	266	257	258	0.01%
						$28,711	$28,389	1.03%

Technology Distributors
DecisionPoint Technologies, Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.99%	8/31/2029	$35	$34	$34	0.00%
Ivy Technology Parent Intermediate III Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 1.00%	8.89%	2/5/2031	6,424	6,344	6,339	0.23%
Ivy Technology Parent Intermediate III Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)	1M SOFR + 5.25% / 1.00%	8.89%	2/5/2031	459	449	459	0.02%
Thames Technology Holdings, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	8.98%	8/31/2029	775	775	775	0.03%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	8.93%	8/31/2029	1,564	1,545	1,541	0.06%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	8.93%	8/31/2029	3,349	3,312	3,301	0.12%
Thames Technology Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	8.93%	8/31/2029	3,329	3,245	3,255	0.12%
Thames Technology Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 4.75% / 1.00%	9.95%	8/31/2029	473	473	473	0.02%
						$16,177	$16,177	0.60%

Trading Companies & Distributors
AFC-Dell Holding Corp. Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	8.66%	4/9/2027	$2,114	$2,098	$2,086	0.08%
AFC-Dell Holding Corp. Revolving Loan B	(3)(4)(5)(6)(7)	3M SOFR + 5.00% / 1.00%	8.67%	10/9/2028	18	17	18	0.00%
Hills Distribution, Inc. Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.18%	11/8/2029	233	232	232	0.01%
Hills Distribution, Inc. Amendment No.2 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.23%	11/8/2029	109	109	107	0.00%
Hills Distribution, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.18%	11/8/2029	911	904	911	0.03%
Hills Distribution, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.18%	11/8/2029	112	111	112	0.01%
Hills Distribution, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.23%	11/8/2029	177	176	174	0.01%
Hills Distribution, Inc. Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.23%	11/8/2029	1,435	1,422	1,415	0.05%
Lindstrom, LLC Initial Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/30/2032	-	(34)	(40)	0.00%
Lindstrom, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 0.75%	9.24%	12/30/2032	16,410	16,181	16,139	0.58%
NWP Acquisition Holdings, LLC 2026 Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.98%	11/21/2030	1,219	1,196	1,202	0.04%
NWP Acquisition Holdings, LLC 2026 Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	8.98%	11/21/2030	324	320	320	0.01%
NWP Acquisition Holdings, LLC 2026 Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.98%	11/21/2030	107	106	106	0.00%
NWP Acquisition Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.25% / 1.00%	8.98%	11/21/2030	68	63	64	0.00%
P.T. International LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.50% / 1.00%	8.22%	6/30/2027	4,861	4,850	4,861	0.18%
Red Fox CD Acquisition Corparation Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	9.73%	3/4/2030	3,349	3,297	3,279	0.12%
Red Fox CD Acquisition Corparation Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 6.00% / 1.00%	9.73%	3/4/2030	3,494	3,433	3,422	0.12%
Red Fox CD Acquisition Corporation Amendment No. 2 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)	3M SOFR + 6.00% / 1.00%	9.73%	3/4/2030	4,382	4,308	4,285	0.16%
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	12/28/2029	-	(1)	(2)	0.00%
SureWerx Purchaser III, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	8.98%	12/28/2029	2,342	2,329	2,321	0.08%
Trench Plate Rental Co. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.33%	12/4/2028	5,297	5,283	5,284	0.19%
Trench Plate Rental Co. Revolving Loan	(3)(4)(5)(6)(7)	3M SOFR + 5.50% / 1.00%	9.33%	12/4/2028	508	506	506	0.02%
						$46,906	$46,802	1.69%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest					Percentage
		Rate	Rate /	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Principal / Shares	Cost*	Fair Value	Net Assets
Water Utilities
SCP WQS Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.50%	1.00%	6/30/2033	$-	$-	$-	0.00%
SCP WQS Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.50%	8.73%	6/30/2033	15,129	15,129	15,129	0.55%
SCP WQS Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%	6/30/2033	-	-	-	0.00%
						$15,129	$15,129	0.55%
Total First Lien Senior Secured						$3,686,549	$3,668,770	132.36%

Subordinated Notes
Asset Management & Custody Banks
Carlyle US CLO 2025-2, Ltd Subordinated Notes	(3)(5)(24)(25)(26)(27)	N/A	N/A	7/25/2038	$11,407	$9,936	$8,878	0.32%

Diversified Financial Services
Audax Senior Debt CLO 12 LLC Sub Notes	(3)(5)(24)(25)(26)(27)	N/A	N/A	4/22/2037	$-	$1,996	$2,026	0.07%
CIFC Funding 2024-V Sub Notes Reg S	(3)(5)(24)(26)(27)	N/A	N/A	1/22/2038	5,717	4,827	4,306	0.16%
CIFC Funding 2025-IX _Equity	(3)(5)(24)(26)(27)	N/A	N/A	1/21/2039	6,155	5,424	5,562	0.20%
CIFC Stone Warehouse IV Ltd._CLO	(3)(5)(24)(26)(27)	N/A	N/A	4/27/2028	2,969	2,969	2,969	0.11%
Guggenheim MM CLO 2023-6, LLC Class E Note	(3)(5)(24)(25)(26)(27)	3M SOFR + 8.00% / 0.00%	11.64%	7/25/2038	14,722	14,722	14,722	0.53%
Jefferies Credit Partners Direct Lending CLO 2025-1 Ltd.	(3)(5)(24)(25)(26)(27)	N/A	N/A	10/15/2038	16,315	15,091	16,274	0.59%
NXT Capital CLO 2026-2, Ltd.	(3)(5)(24)(25)(26)(27)	N/A	N/A	3/9/2031	3,186	3,186	3,186	0.11%
						$48,215	$49,045	1.77%
Total Subordinated Notes						$58,151	$57,923	2.09%
Total Non-Controlled, Non-Affiliated Debt Investments						$3,744,700	$3,726,693	134.45%

Non-Controlled, Non-Affiliated Equity Investments
Preferred Equity
Air Freight & Logistics
Amex Holding III Corp Equity 16th December 2025	(5)(10)(24)	N/A	N/A	N/A	4,892	$-	$-	0.00%

Non-Controlled, Non-Affiliated Private Credit Funds
Limited Partnership Interests
Asset Management & Custody Banks
26N DL Sidecar Fund I LP	(6)(15)(16)(24)(29)	N/A	N/A	N/A	$7,605	$7,605	$7,605	0.28%
Castlelake Consumer Receivables Opportunity III, L.P. Fund	(6)(15)(16)(17)(24)	N/A	N/A	N/A	1,499	1,548	3,724	0.13%
Castlelake Consumer Receivables Opportunity IV, L.P. Fund	(6)(15)(16)(18)(24)	N/A	N/A	N/A	4,242	4,259	5,314	0.19%
Crayhill Stepstone ABF Opportunities Fund LP	(6)(15)(16)(30)(24)	N/A	N/A	N/A	13,000	12,811	12,594	0.46%
Diameter Credit Company Common Shares	(15)(16)(19)(24)	N/A	N/A	N/A	-	10,625	10,523	0.38%
Fidelity Evergreen Private Credit Fund LP	(6)(15)(16)(20)(24)	N/A	N/A	N/A	20,752	20,752	24,720	0.89%
Hercules Growth Lending Fund IV LP	(6)(15)(16)(21)(24)	N/A	N/A	N/A	4,101	4,101	4,219	0.15%
						$61,701	$68,699	2.48%
Total Non-Controlled, Non-Affiliated Private Credit Funds						$61,701	$68,699	2.48%
Total Investments						$3,806,401	$3,795,392	136.93%

Cash Equivalents and Restricted Cash Equivalents
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio - Institutional Class, 3.48% (133,904 shares)	(4)(22)	N/A	N/A	N/A	N/A	$133,904	$133,904	4.83%

Liabilities Less Other Assets							$(1,157,583)	(41.76)%

Net Assets							$2,771,713	100.00%

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

For non-controlled, non-affiliated debt investments, cost represents amortized cost.

(1)
Investment is non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”). The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, the company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities (and is not otherwise “controlled”). The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
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
(7)
The investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“PRIME”)). which reset monthly or quarterly. For each such investment, the Company has provided the reference rate used and provided the spread and the current contractual interest rate in effect at June 30, 2026. The interest rate disclosed is based on the reference rate as of the last reset date which may differ from the reference rate as of June 30, 2026. As of June 30, 2026, effective rates for 1 Month (“M”) S, 3M S, 6M S and PRIME are 3.65%, 3.68%, 3.86% and 6.75%, respectively. For portfolio companies with multiple interest rate contracts, each new draw or funding on the facility/loan has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility/loan as of June 30, 2026. Certain investments are subject to a floor which has been provided.
(8)
Position is an unfunded delayed draw term loan with no rate setting.
(9)
Investment is domiciled in the United Kingdom.
(10)
Designates that the investment is collateral for BMO SPV II Credit Facility.
(11)
Designates that the investment is collateral for Wells Fargo SPV III Credit Facility.
(12)
Designates that the investment is collateral for JPM SPV V Credit Facility.
(13)
Designates that the investment is collateral held at StepStone CLO 2024-I LLC.
(14)
Designates that the investment is collateral held at StepStone CLO 2025-I LLC.
(15)
Income producing investment does not allow redemptions or withdrawals except at the discretion of its general partner, manager or advisor and the final distribution date is not known at this time.
(16)
Private credit funds typically do not permit redemptions or withdrawals, except at the discretion of their general partner, manager, or advisor. Final distribution dates are generally unknown unless specified. These investments are fair valued using net asset value as the practical expedient, unless otherwise noted, and are usually acquired through private placements with contractual resale restrictions that do not lapse. Each investment may have been purchased on different dates and for varying amounts. Total fair value of restricted private credit funds as of June 30, 2026 was $68,699 or 2.48% of net assets.
(17)
Investment was acquired on June 26, 2024.
(18)
Investment was acquired on November 15, 2024.
(19)
Investment was acquired on September 15, 2025.
(20)
Investment was acquired on May 22, 2024.
(21)
Investment was acquired on July 30, 2025.
(22)
The rate reported is the 7-day effective yield at the period end.
(23)
Investment is domiciled in Canada.
(24)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(25)
Represents securities sold under Rule 144A, which are exempt from registration under the Securities Act of 1933, as amended.
(26)
Security has no stated coupon and is considered an equity position in the collateralized loan obligation (“CLO”) or CLO warehouse. CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses.
(27)
Investment is domiciled in Cayman Islands.
(28)
Investment was on non-accrual status as of June 30, 2026
(29)
Investment was acquired on October 23, 2025.
(30)
Investment was acquired on June 29, 2026.
(31)
Investment is non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except share amounts and percentages)

Interest Rate Swaps (a)(b)(c)(d)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value
Wells Fargo Bank, NA	2025 Senior Notes - Tranche A	5.94%	3M SOFR + 2.525%	12/17/2028	$75,000	$(1,181)
Wells Fargo Bank, NA	2025 Senior Notes - Tranche B	5.94%	3M SOFR + 2.542%	3/17/2029	75,000	(1,294)
Wells Fargo Bank, NA	2025 Senior Notes - Tranche C	6.32%	3M SOFR + 2.7955%	12/17/2030	75,000	(1,532)
Wells Fargo Bank, NA	2025 Senior Notes - Tranche D	6.32%	3M SOFR + 2.7925%	3/17/2031	75,000	(1,579)

					$300,000	$(5,586)

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

June 30, 2026

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

Cost represents capital contributions made by the Company, less return of capital proceeds received from such private credit funds. As of June 30, 2026 and December 31, 2025, the Company had remaining unfunded commitments of $16,658 and $26,772 respectively, to private credit funds.

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

Derivative Instruments

Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the consolidated statements of operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the consolidated statements of operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures, or otherwise comply with a “limited derivatives users” exception. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the rule. The Company currently operates as a “limited derivatives user” which may limit its ability to use derivatives and/or enter into certain other financial contracts.

Offsetting Arrangements

Although the Company presents derivative instruments on a gross basis in the consolidated statement of assets and liabilities, certain derivatives are subject to enforceable master netting arrangements with certain counterparties which allow for the derivatives to be offset.

The following tables present the rights of offset and related arrangements associated with the Company’s derivative instruments.

As of June 30, 2026:

	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v) = (iii) + (iv)
				Gross Amounts Not Offset in the Consolidated Statement of Assets and Liabilities
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivatives	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

Liabilities:
Derivatives	$5,586	$-	$5,586	$-	$-	$5,586
Total	$5,586	$-	$5,586	$-	$-	$5,586

As of December 31, 2025:

	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v) = (iii) + (iv)
				Gross Amounts Not Offset in the Consolidated Statement of Assets and Liabilities
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivatives	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

Liabilities:
Derivatives	$316	$-	$316	$-	$-	$316
Total	$316	$-	$316	$-	$-	$316

Secured Borrowings

Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying consolidated statements of assets and liabilities as secured borrowings. Premiums payable are separately reported as accrued interest. There were no secured borrowings as of June 30, 2026 and December 31, 2025.

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

Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off by reversing interest income in the period when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of June 30, 2026 the Company had certain investments in four portfolio companies that were placed on non-accrual status. The amortized cost of investments on non-accrual status as of June 30, 2026 was $11,370. As of December 31, 2025, the Company had certain investments in two portfolio companies that were on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2025 was $8,417.

The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, administration and amendment fees, some of which are paid to the Company on an ongoing basis. These fees, if any, are recognized as earned as a component of “interest income” in the consolidated statements of operations. For the three and six months ended June 30, 2026, the Company recorded $317 and $523 of interest income related to amendment fees, respectively. No such interest income was recorded for the three and six months ended June 30, 2025.

Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, unamortized syndication fees, unamortized commitment fees and unamortized discounts are recorded as interest income. The Company had prepayments that resulted in $528 and $1,536, in the foregoing fees for the three and six months ended June 30, 2026, respectively. The Company had prepayments that resulted in $1,056 and $1,230, in the foregoing fees for the three and six months ended June 30, 2025, respectively.

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

On April 6, 2026, the Company and its wholly-owned subsidiary, SPV Facility I, terminated the MassMutual SPV I Facility (as defined below). As part of this termination, the amortization on unamortized debt issuance costs was accelerated, and recorded in the statement of operations as a component of interest expense.

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

Expense Limitation and Reimbursement Agreement

Refer to Note 3 in these consolidated financial statements for information regarding the Amended Expense Limitation Agreement. During the term of the Amended Expense Limitation Agreement, the Company accrued for recoupment payments to the Advisor subject to terms of the Amended Expense Limitation Agreement when such recoupment was determined to be probable and reasonably estimable. As of June 30, 2025, all expenses had been fully recouped and paid back to the Advisor.

Cash and Cash Equivalents, including Restricted Cash and Restricted Cash Equivalents

Cash and cash equivalents consist of highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. Cash equivalents are categorized as Level 1 of the fair value hierarchy. Custodian balances are insured up to $250 by the Federal Deposit Insurance Corporation ("FDIC"). At times such balances may exceed FDIC insured amounts.

Restricted cash and restricted cash equivalents include amounts that are collected and are held in connection with assets securing certain of the Company’s financing transactions. Restricted cash and restricted cash equivalents are restricted for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.

The Company held restricted cash of $21,085 and $20,503 and restricted cash equivalents of $52,747 and $68,959 as of June 30, 2026 and December 31, 2025, respectively.

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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2026 and 2025, the Company did not incur any excise tax.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold that would result in a tax benefit or expense to the Company would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2026 and December 31, 2025. During the three and six months ended June 30, 2026 and 2025, the Company did not incur any interest or penalties.

The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. Tax years 2023, 2024 and 2025 are open to examination.

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

For the three and six months ended June 30, 2026, the Company incurred a Base Management Fee of $6,393 and $11,450, respectively. For the three and six months ended June 30, 2025, the Company incurred a Base Management Fee of $3,002 and $5,530, respectively.

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

For the three and six months ended June 30, 2026, the Company incurred Income Incentive Fees of $4,043 and $7,669, respectively. For the three and six months ended June 30, 2025, the Company incurred Income Incentive Fees of $2,330 and $4,477, respectively.

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

For the three and six months ended June 30, 2026, the Company accrued a Capital Gains-Based Incentive Fee of $- and $(46), respectively, under the U.S. GAAP calculation. For the three and six months ended June 30, 2025, the Company accrued a Capital Gains-Based Incentive Fee of $(54) and $(45), respectively, under the U.S. GAAP calculation.

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

For the three and six months ended June 30, 2026, the Company incurred an Administration Fee of $1,127 and $2,152, respectively. For the three and six months ended June 30, 2025, the Company incurred an Administration Fee of $602 and $1,351, respectively.

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

Term. The Amended Expense Limitation Agreement remained in effect throughout the Limitation Period (including any extensions thereof), unless terminated by the Company’s Board of Directors upon thirty (30) days written notice to the Advisor. The Limitation Period under the Amended Expense Limitation Agreement expired on April 3, 2026; the Advisor and the Company have not extended the Limitation Period.

Excess Expenses. Under the Amended Expense Limitation Agreement, if the Other Operating Expenses for any month exceed the Expense Cap, the Advisor will be required to waive the Base Management Fee, Incentive Fee and/or reimburse the Company for expenses to the extent necessary to eliminate such excess. Under the Amended Expense Limitation Agreement, the Company agreed to carry forward the amount of any Expense Payment made by the Advisor (“Excess Expenses”) for a period not to exceed three years from the end of the month in which such fees and expenses were waived, reimbursed or paid by the Advisor, and to reimburse the Advisor in the amount of such Excess Expenses (other than Excess Expenses attributable to Specified Expenses) as promptly as possible, on a monthly basis, even if such reimbursement occurs after the termination of the Limitation Period, provided that the Other Operating Expenses have fallen to a level below the Expense Cap and such reimbursement amount does not raise the level of waived fees, reimbursed expenses or directly paid expenses in the month the reimbursement is being made to a level that exceeds the Expense Cap applicable at that time. Subject to the limitations set forth in the Amended Expense Limitation Agreement, the Company shall be obligated to reimburse or pay the Advisor for all or any portion of the Excess Expenses attributable to Specified Expenses upon receiving a written request from the Advisor for recoupment (which request may be for all or any portion of such Excess Expenses attributable to Specified Expenses), regardless of whether the Other Operating Expenses have fallen to a level below the Expense Cap.

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

For the three and six months ended June 30, 2025, the Company made recoupment payments to the Advisor of $47 and $778, respectively. As of June 30, 2025, all expenses had been fully recouped and paid back to the Advisor. Additionally, on April 3, 2026, the Expense Limitation Agreement lapsed without being extended; therefore the agreement has been terminated.

Other Related Party Transactions

During the three and six months ended June 30, 2026 and 2025, StepStone Private Credit Fund SP (the “Segregated Portfolio”) and StepStone Private Credit (Enhanced) Fund SP (the “Enhanced Segregated Portfolio"), both segregated portfolios of StepStone Private Credit Platform (Cayman) SPC, a Cayman Islands exempted company with limited liability and registered with the Cayman Islands Monetary Authority as a segregated portfolio company purchased the following Shares from the Company on behalf of the respective segregated portfolio's underlying investors:

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025
	Shares	Net Proceeds	Shares	Net Proceeds
Purchases
The Segregated Portfolio	14,071,256	$369,063	6,653,519	$174,365
The Enhanced Segregated Portfolio	11,672,832	302,611	—	—

Reinvestments under the Company's DRIP
The Segregated Portfolio	603,504	15,645	508,127	13,217
The Enhanced Segregated Portfolio	—	—	—	—

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
	Shares	Net Proceeds	Shares	Net Proceeds
Purchases
The Segregated Portfolio	22,283,664	$584,171	12,393,626	$325,237
The Enhanced Segregated Portfolio	11,672,832	302,611	—	—

Reinvestments under the Company's DRIP
The Segregated Portfolio	1,267,960	32,945	930,722	24,204
The Enhanced Segregated Portfolio	—	—	—	—

As of June 30, 2026 and December 31, 2025, $2,413,294 and $1,818,930, respectively, or 87.1% and 97.6%, respectively, of the outstanding Shares are held by investors indirectly through the Segregated Portfolio.

As of June 30, 2026 and December 31, 2025, $301,552 and $0, respectively, or 10.9% and 0.0%, respectively, of the outstanding Shares are held by investors indirectly through the Enhanced Segregated Portfolio.

4. Borrowings

The Company's outstanding debt as of June 30, 2026 and December 31, 2025 was as follows:

		Interest Rate as of	Interest Rate as of	Outstanding Balance as of	Outstanding Balance as of
	Maturity Date	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Lines of Credit:
MassMutual SPV I Facility	March 31, 2033	N/A	7.00%	$-	$187,500
BMO SPV II Credit Facility	May 1, 2030	6.08%	6.19%	71,671	61,670
Wells Fargo SPV III Credit Facility	February 27, 2030	5.77%	5.81%	277,500	487,500
JPM SPV V Credit Facility	July 25, 2030	5.52%	5.65%	143,750	50,000
(Less: Unamortized debt issuance costs)				(8,134)	(12,022)
Total Lines of Credit				$484,787	$774,648
Debt Securitizations:
Class A 2024 Notes	January 15, 2037	5.37%	5.60%	$174,000	$174,000
Class A 2025 Notes	August 20, 2037	5.32%	5.58%	174,000	174,000
(Less: Unamortized debt issuance costs)				(2,975)	(3,112)
Total Debt Securitizations				$345,025	$344,888
Unsecured Notes:
Tranche A Notes due 2028 (1)	December 17, 2028	5.94%	5.94%	$73,839	$74,962
Tranche B Notes due 2029 (1) (2)	March 17, 2029	5.94%	5.94%	73,713	(56)
Tranche C Notes due 2030 (1)	December 17, 2030	6.32%	6.32%	73,492	74,905
Tranche D Notes due 2031 (1) (2)	March 17, 2031	6.32%	6.32%	73,429	(111)
(Less: Unamortized debt issuance costs)				(3,142)	(1,751)
Total Unsecured Notes				$291,331	$147,949

(1) Inclusive of change in fair market value of effective hedge of $5,526

(2) As of December 31, 2025, there was no outstanding debt.

As of June 30, 2026 and December 31, 2025, the fair value of the Company's borrowings outstanding under its lines of credit approximates their carrying values, and are based on a market yield method using market interest rates, which are level 3 inputs to the yield method.

As of June 30, 2026, the fair value of the Company's Class A 2024 Notes and Class A 2025 Notes outstanding are $174,017 and $174,052, respectively, and are based on market quotations, which are level 2 inputs. As of December 31, 2025 the fair value of the Company's Class A 2024 Notes and Class A 2025 Notes outstanding are $174,261 and $174,082, respectively, and are based on market quotations, which are level 2 inputs.

As of June 30, 2026, the fair value of the Company's Tranche A, Tranche B, Tranche C and Tranche D Unsecured Notes outstanding are $73,839, $73,713, $73,492 and $73,429, respectively, and are based on a market yield method, using market interest rates, which are level 3 inputs to the yield method. As of December 31, 2025, the fair value of the Company's Tranche A and Tranche C Unsecured Notes outstanding are $74,962 and $74,905, respectively, and are based on a market yield method, using market interest rates, which are level 3 inputs to the yield method.

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

Under the MassMutual SPV I Facility, the lenders made initial commitments of $200,000. On September 26, 2023, SPV Facility I and MassMutual amended the MassMutual SPV I Facility (the “MassMutual First Amendment”). The MassMutual First Amendment, among other things, increased the aggregate commitments by the lenders to $250,000. Borrowings under the MassMutual SPV I Facility generally bored interest at a rate per annum equal to 3-Month Term SOFR plus a margin of 3.25%, with a 1.0% floor on Term SOFR. The MassMutual SPV I Facility was secured by a first priority security interest in substantially all of the assets of SPV Facility I and a pledge over 100% of the Company’s equity interest in SPV Facility I. The MassMutual SPV I Facility required payment of (a) a non-use fee during the 18-month availability period of 0.40% on the difference between the average daily outstanding balance under the facility relative to the maximum amount of commitments at such time, and (b) after the 18-month availability period until the stated maturity date, a utilization fee equal to the positive difference, if any, in respect of any period between (i) the amount of interest that would have accrued under the MassMutual SPV I Facility if the principal outstanding thereunder were equal to 75% of the maximum commitment amount in that period, and (ii) the amount of interest that actually accrued under the MassMutual SPV I Facility for such period on the loans advanced thereunder. The Advisor paid, on the Company’s behalf, a customary upfront 1.25% commitment fee in connection with the MassMutual SPV I Facility, which amount was subject to reimbursement by the Company under the Amended Expense Limitation Agreement.

On April 6, 2026, the Company and its wholly-owned subsidiary, SPV Facility I LLC, terminated the MassMutual SPV I Facility. As part of this termination, the amortization on unamortized debt issuance costs was accelerated, and recorded in the statement of operations as a component of interest expense.

BMO SPV II Credit Facility

On May 1, 2023, the Company, through SPV Facility II as borrower, entered into a Loan and Security Agreement (the “BMO Loan and Security Agreement”) with Bank of Montreal, (“BMO”), as the administrative agent, as collateral agent, and as a lender, and the other lenders party thereto from time to time, to provide SPV Facility II with a revolving credit facility (the “BMO SPV II Credit Facility”). BMO had made an initial commitment of $81,250 under the BMO SPV II Credit Facility, with an accordion provision to permit increases to the total facility amount up to $100,000, subject to satisfaction of certain conditions. On July 3, 2023, SPV Facility II and BMO entered into an amendment (the “BMO First Amendment”) to the BMO Loan and Security Agreement. The BMO First Amendment provides for, among other things, (1) a funded amount from the lenders of $100,750 as of the amendment effective date and (2) an increase in the maximum total commitments of the lenders under the accordion provision in the BMO Loan and Security Agreement to $125,000. On March 21, 2024, SPV Facility II and BMO entered into an amendment (the “BMO Second Amendment”) to the BMO Loan and Security Agreement. The BMO Second Amendment provides, among other things, a funded amount from the lenders of $109,500 as of the amendment effective date. On June 23, 2025, SPV Facility II and BMO entered into an amendment (the “BMO Third Amendment”) to the BMO Loan and Security Agreement. The BMO Third Amendment, among other things, increased the aggregate commitments by the lenders under the BMO SPV II Credit Facility to $162,500 as of the amendment effective date and extended the commitment termination date under the BMO SPV II Credit Facility to June 30, 2027. Prior to the effective date of the BMO Third Amendment, borrowings under the BMO SPV II Credit Facility generally bore interest at a rate per annum equal to 3-Month Term SOFR plus a margin of 2.50% (subject to credit spread adjustments based on the weighted average spread of certain loan assets). The BMO Third Amendment reduced the applicable margin on borrowings under the BMO SPV II Credit Facility, such that borrowings under the BMO SPV II Credit Facility will generally bear interest at a rate per annum equal to 3-Month Term SOFR plus a margin of 2.35% (subject to credit spread adjustments based on the weighted average spread of certain loan assets). The BMO SPV II Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility II and a pledge over 100% of the Company’s equity interest in SPV Facility II.

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

In connection with the Unsecured Notes, the Company has entered into interest rate swaps with respect to the Unsecured Notes to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement entered with respect to the Tranche A Notes due 2028, the Company receives a fixed interest rate of 5.94% and pays a floating interest rate of three-month term SOFR + 2.525% on a notional amount of $75 million. Under the interest rate swap agreement entered with respect to the Tranche B Notes due 2029, the Company receives a fixed interest rate of 5.94% and pays a floating interest rate of three-month term SOFR + 2.542% on a notional amount of $75 million. Under the interest rate swap agreement entered with respect to the Tranche C Notes due 2030, the Company receives a fixed interest rate of 6.32% and pays a floating interest rate of three-month term SOFR + 2.7955% on a notional amount of $75 million. Under the interest rate swap agreement entered with respect to the Tranche D Notes due 2031, the Company receives a fixed interest rate of 6.32% and pays a floating interest rate of three-month term SOFR + 2.7925% on a notional amount of $75 million. The first interest rate payments from the Company under the interest rate swaps with respect to the Tranche A Notes due 2028 and the Tranche C Notes due 2030 were due on March 17, 2026, and first interest rate payments from the Company under the interest rate swaps with respect to the Tranche B Notes due 2029 and the Tranche D Notes due 2031 were due on June 17, 2026. The Company designated the interest rate swaps as the hedging instruments in a qualifying hedge accounting relationship.

Total Borrowings

The following tables provide the Company’s weighted average interest rate and daily average amount of borrowings under the MassMutual SPV I Facility, the BMO SPV II Credit Facility, the Wells Fargo SPV III Credit Facility, the JPM SPV V Credit Facility, the Class A 2024 Notes, the Class A 2025 Notes, the Tranche A Notes due 2028, Tranche B Notes due 2029, the Tranche C Notes due 2030 and the Tranche D Notes due 2031 (the “Total Borrowings”) individually and aggregate for the periods shown:

Facility	Weighted Average Interest Rate for the Three Months Ended June 30, 2026	Weighted Average Interest Rate for the Six Months Ended June 30, 2026	Weighted Average Interest Rate for the Three Months Ended June 30, 2025	Weighted Average Interest Rate for the Six Months Ended June 30, 2025
MassMutual SPV I	—%	6.94%	7.56%	7.57%
BMO SPV II	6.05%	6.04%	6.79%	6.81%
Wells Fargo SPV III	5.77%	5.79%	6.47%	6.50%
JPM SPV V	5.53%	5.52%	N/A	N/A
Class A 2024 Notes	5.37%	5.39%	5.96%	5.98%
Class A 2025 Notes	5.33%	5.40%	N/A	N/A
Tranche A Notes due 2028	5.94%	5.94%	N/A	N/A
Tranche B Notes due 2029	5.94%	5.94%	N/A	N/A
Tranche C Notes due 2030	6.32%	6.32%	N/A	N/A
Tranche D Notes due 2031	6.32%	6.32%	N/A	N/A
Total Borrowings	5.74%	5.87%	6.81%	6.86%

Facility	Daily Average Amount of Outstanding Borrowings for the Three Months Ended June 30, 2026	Daily Average Amount of Outstanding Borrowings for the Six Months Ended June 30, 2026	Daily Average Amount of Outstanding Borrowings for the Three Months Ended June 30, 2025	Daily Average Amount of Outstanding Borrowings for the Six Months Ended June 30, 2025
MassMutual SPV I	$—	$85,981	$187,500	$190,075
BMO SPV II	71,671	51,560	92,154	94,897
Wells Fargo SPV III	375,544	399,671	414,709	366,135
JPM SPV V	126,442	97,548	N/A	N/A
Class A 2024 Notes	174,000	174,000	174,000	174,000
Class A 2025 Notes	174,000	174,000	N/A	N/A
Tranche A Notes due 2028	75,000	75,000	N/A	N/A
Tranche B Notes due 2029	75,000	75,000	N/A	N/A
Tranche C Notes due 2030	75,000	75,000	N/A	N/A
Tranche D Notes due 2031	75,000	75,000	N/A	N/A
Total Borrowings	1,221,657	1,220,606	868,363	811,648

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

The following table provides a summary of the interest expense incurred by the Company for the noted period:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Coupon interest	$19,041	$17,492	$38,368	$28,285
Amortization of debt issuance costs	3,740	569	4,603	1,364
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	6	-	43	—
Total	$22,787	$18,061	$43,014	$29,649

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

Investments at fair value and cost consisted of the following as of June 30, 2026:

	June 30, 2026
			% of Total
	Cost	Fair Value	Investments
First Lien Senior Secured	$3,686,549	3,668,770	96.66%
Subordinated Notes	58,151	57,923	1.53%
Preferred Equity	-	-	0.00%
Limited Partnership Interests	61,701	68,699	1.81%
Total investments	$3,806,401	$3,795,392	100.00%

Investments at fair value and cost consisted of the following as of December 31, 2025:

	December 31, 2025
			% of Total
	Cost	Fair Value	Investments
First Lien Senior Secured	$2,908,938	2,903,414	96.50%
Second Lien Senior Secured	5,440	5,460	0.18%
Subordinated Notes	48,779	49,318	1.64%
Preferred Equity	1,989	499	0.02%
Limited Partnership Interests	43,092	49,937	1.66%
Total investments	$3,008,238	$3,008,628	100.00%

As of June 30, 2026, 96.99% of investments held at fair value were based in the United States. The remaining 3.01% of investments held at fair value were based in the Cayman Islands 1.52%, Canada 0.89% and the United Kingdom 0.60%.

As of December 31, 2025, 98.56% of investments held at fair value were based in the United States. The remaining 1.44% of investments held at fair value were based in the United Kingdom 0.68%, Canada 0.58%, Jersey 0.11% and the Cayman Islands 0.07%.

For the three and six months ended June 30, 2026, purchases of investments were $617,294 and $1,111,627 at amortized cost, respectively. For the three and six months ended June 30, 2025, purchases of investments were $395,600 and $765,632 at amortized cost, respectively. For the three and six months ended June 30, 2026, total proceeds received from sales, exits and repayments of investments were $133,179 and $318,819, respectively, at amortized cost. For the three and six months ended June 30, 2025, total proceeds received from sales, exits and repayments of investments were $147,950 and $202,118, at amortized cost, respectively.

6. Fair Value Measurement

The following table summarizes the fair value of the Company’s investments as of June 30, 2026:

	Assets at Fair Value as of June 30, 2026
				Practical
Assets	Level 1	Level 2	Level 3	Expedient	Total
First Lien Senior Secured	$—	$—	$3,668,770	$—	$3,668,770
Subordinated Notes	—	—	57,923	—	57,923
Preferred Equity (1)	—	—	—	—	—
Limited Partnership Interests	—	—	—	68,699	68,699
Total assets	$—	$—	$3,726,693	$68,699	$3,795,392

(1) Includes an investment with a fair value of 0.

The Company's Interest Rate Swaps are considered Level 2 in the fair value hierarchy.

The following table summarizes the fair value of the Company’s investments as of December 31, 2025:

	Assets at Fair Value as of December 31, 2025
				Practical
Assets	Level 1	Level 2	Level 3	Expedient	Total
First Lien Senior Secured	$—	$—	$2,903,414	$—	$2,903,414
Second Lien Senior Secured	—	—	5,460	—	5,460
Subordinated Notes	—	—	49,318	—	49,318
Preferred Equity	—	—	499	—	499
Limited Partnership Interests	—	—	—	49,937	49,937
Total assets	$—	$—	$2,958,691	$49,937	$3,008,628

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended June 30, 2026:

	First Lien Senior Secured	Subordinated Notes	Preferred Equity	Total
Balance at fair value at March 31, 2026	$3,219,176	$39,890	$436	$3,259,502
Net Purchases (1)(4)	582,131	17,618	—	599,749
Net Sales, Exits and Repayments(2)(3)(4)	(128,593)	(33)	(1,484)	(130,110)
PIK	1,455	—	—	1,455
Accreted Discounts / Amortized Premiums	2,004	(57)	—	1,947
Net Realized Gain/(Loss)	—	—	(1,995)	(1,995)
Net Change in Unrealized Appreciation / (Depreciation)	(7,403)	505	3,043	(3,855)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at fair value at June 30, 2026	$3,668,770	$57,923	$—	$3,726,693
Change in Unrealized Appreciation / (Depreciation) for Level 3 Assets Still Held as of June 30, 2026	$(5,975)	$1,043	$-	$(4,932)

(1) Purchases may include investments received in corporate action and restructurings.

(2) Sales may include investments sold or repaid in corporate action and restructurings.

(3) Sales may include dividends received and treated as return of capital adjustments for Subordinated Notes and Limited Partnership Interests.

(4) Purchases and Sales may include amounts reclassified between investment categories.

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the six months ended June 30, 2026:

	First Lien Senior Secured	Second Lien Senior Secured	Subordinated Notes	Preferred Equity	Total
Balance at fair value as of December 31, 2025	$2,903,414	$5,460	$49,318	$499	$2,958,691
Net Purchases (1)(4)	1,060,940	—	26,020	—	1,086,960
Net Sales, Exits and Repayments (2)(3)(4)	(289,156)	(5,453)	(16,666)	(1,484)	(312,759)
PIK	2,935	—	—	—	2,935
Accreted Discounts / Amortized Premiums	4,396	2	18	—	4,416
Net Realized Gain/(Loss)	—	—	—	(1,995)	(1,995)
Net Change in Unrealized Appreciation / (Depreciation)	(13,759)	(9)	(767)	2,980	(11,555)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance at fair value as of June 30, 2026	$3,668,770	$—	$57,923	$—	$3,726,693
Change in Unrealized Appreciation / (Depreciation) for Level 3 Assets Still Held as of June 30, 2026	$(12,216)	$—	$(767)	$-	$(12,983)

(1) Purchases may include investments received in corporate action and restructurings.

(2) Sales may include investments sold or repaid in corporate action and restructurings.

(3) Sales may include dividends received and treated as return of capital adjustments for Subordinated Notes and Limited Partnership Interests.

(4) Purchases and Sales may include amounts reclassified between investment categories.

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended June 30, 2025:

	First Lien Senior Secured	Second Lien Senior Secured	Subordinated Notes	Total
Balance at fair value at March 31, 2025	$1,843,567	$5,498	$7,211	$1,856,276
Net Purchases	363,868	—	27,546	391,414
Net Sales, Exits and Repayments	(147,936)	(14)	—	(147,950)
PIK	589	—	—	589
Accreted Discounts / Amortized Premiums	1,906	1	—	1,907
Net Change in Unrealized Appreciation / (Depreciation)	(1,812)	(1)	205	(1,608)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at fair value at June 30, 2025	$2,060,182	$5,484	$34,962	$2,100,628
Change in Unrealized Appreciation / (Depreciation) for Level 3 Assets Still Held as of June 30, 2025	$(1,812)	$(1)	$205	$(1,608)

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the six months ended June 30, 2025:

	First Lien Senior Secured	Second Lien Senior Secured	CLO Warehouse	Total
Balance at fair value at December 31, 2024	$1,532,466	$4,467	$4,994	$1,541,927
Net Purchases	728,042	1,041	29,627	758,710
Net Sales, Exits and Repayments	(202,087)	(30)	—	(202,117)
PIK	1,178	—	—	1,178
Accreted Discounts / Amortized Premiums	3,454	32	—	3,486
Net Change in Unrealized Appreciation / (Depreciation)	(2,871)	(26)	341	(2,556)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at fair value at June 30, 2025	$2,060,182	$5,484	$34,962	$2,100,628

Change in Unrealized Appreciation / (Depreciation) for Level 3 Assets Still Held as of June 30, 2025	$(4,514)	$(22)	$341	$(4,194)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2026 and December 31, 2025, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

						Impact to
						Valuation from
	Fair Value					Increase in
	as of	Valuation	Unobservable	Range /	Weighted	Unobservable
	June 30, 2026	Techniques	Input	Percentage	Average (1)	Input
First Lien Senior Secured Debt	$3,332,144	Yield Method	Market Yield Discount Spreads	3.45% - 24.20%	6.37%	Decrease
	330,231	Recent Transactions	Transaction Price	$96.88 - $100.00	$98.92	Increase
	4,669	Market Approach	Market Multiple	0.4x - 28.3x	10.8x%	Increase
	1,726	Liquidation Analysis	Recovery Rate	8.10% - 83.45%	39.29%	Increase
Subordinated Notes	6,155	Yield Method	Market Yield Discount Spreads	13.00% - 14.00%	13.52%	Decrease
	51,768	Discounted Cash Flows	Annual Default Rate	1.76% - 2.94%	1.99%	Decrease
			Annual Prepayment Rate	20.00%	20.00%	Increase
			Reinvestment Spread	3.45% - 5.00%	4.39%	Increase
			Reinvestment Price	$99.50	$99.50	Decrease
			Recovery Rate	64.57% - 70.20%	66.64%	Increase
			Expected Yield	12.08% - 19.75%	15.05%	Decrease
Preferred Equity	-	Liquidation Analysis	Residual Equity Values	$—	—%	Increase
Total Assets	$3,726,693

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Ordinary income	$57,937	$30,915	$105,478	$58,665
Long-term capital gains	—	—	—	—
Tax return of capital	—	—	—	—

As of December 31, 2025, the components of distributable earnings (accumulated loss) on a tax basis were as follows:

December 31, 2025
Undistributed ordinary income	$694
Other book/tax temporary differences	(1,025)
Capital loss carryforwards	—
Undistributable capital gains	—
Net realized gain (loss) from investments in securities of unaffiliated issuers	—
Net unrealized depreciation from investments in securities of unaffiliated issuers	(5,295)
Total distributable earnings (accumulated loss)	$(5,626)

As of June 30, 2026, the aggregate cost of investments for U.S. federal income tax purposes is $3,945,991. As of June 30, 2026, net unrealized depreciation on the Company’s investments (tax basis) was $16,695, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of $14,705 and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of $31,400. As of December 31, 2025, the aggregate cost of investments for U.S. federal income tax purposes is $3,159,548. As of December 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was $5,295, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of $14,842 and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of $20,137.

8. Commitments and Contingencies

The Advisor had agreed to pay the Company’s Other Operating Expenses and, at the Advisor’s discretion, certain of the Company’s Specified Expenses under the Amended Expense Limitation Agreement described in Note 3. The Company had no obligation to reimburse the Advisor for such advanced expenses until the time at which the Company received $100,000 in gross proceeds from the sale of Shares, excluding Shares purchased by the Advisor and by the Company’s directors and officers. Following such time, all expenses of the Company paid by the Advisor were subject to recoupment by the Advisor. The recoupment is limited to the amount of the Expense Cap under the Amended Expense Limitation Agreement (each as defined in Note 3 in these consolidated financial statements), unless the recoupment payment relates to Specified Expenses. Prior to the expiration of the Amended Expense Limitation Agreement on April 3, 2026, the Advisor was permitted to recoup from the Company any such amounts for a period not to exceed three years from the month in which such fees and expenses were paid. As of June 30, 2025, all expenses had been fully recouped and paid back to the Advisor.

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

As of June 30, 2026 and December 31, 2025, the Company has contractual unfunded commitments to provide additional funding of $16,658 and $26,772, respectively, to investments in private credit funds.

As of June 30, 2026 and December 31, 2025, the Company had the following outstanding commitments to investments in loans:

Investments	June 30, 2026	December 31, 2025
3 Step Sports LLC Delayed Draw Term Loan	$207	$527
365RM Holdco, LLC Initial Delayed Draw Term Loan	1,024	—
365RM Holdco, LLC Initial Revolving Loan	1,501	—
AAH Topco, LLC Class C Delayed Draw Term Loan	2,119	4,142
AB Centers Acquisition Corporation Delayed Draw Term Loan	535	—
AB Centers Acquisition Corporation Revolving Loan	537	—
Accelevation LLC Delayed Draw Term Loan	1,323	1,323
Accelevation LLC Revolving Credit Loan	2,477	2,064
Accent Building Materials Holdings LLC Term B Delayed Term Loan	—	122
Accordion Partners LLC Delayed Draw Term Loan	2,401	—
Accordion Partners LLC Revolving Loan	1,217	1,217
ACP Avenu Buyer, LLC Delayed Term Loan	458	458
ACP Avenu Buyer, LLC Revolving Credit	333	428
ACP Falcon Buyer, Inc. Revolving Loan	333	333
ACP Oak Buyer, Inc. 2025 Refinancing Revolving Loan	2,041	2,041
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	—	454
Advanced Infusion Solutions Acquisition, LLC Delayed Draw Term Loan	7,573	—
Advanced Infusion Solutions Acquisition, LLC Revolving Credit Loan	1,595	—
Advanced Medical Management, LLC Revolving Credit Loan	1,505	803
Advanced Web Technologies Holding Company Revolving Credit Loan	342	342
AFC-Dell Holding Corp. Revolving Loan B	—	128
AI Fire Buyer, Inc. Delayed Draw Term Loan	2,113	—
AKAM Buyer, Inc. Delayed Draw Term Loan	2,333	—
AKAM Buyer, Inc. Revolving Loan	892	—
Alera Group, Inc. Delayed Draw Term Loan	823	—
Alkeme Intermediary Holdings, LLC Eleventh Amendment Delayed Draw Term Loan	—	1,862
Alkeme Intermediary Holdings, LLC Revolving Credit	266	266
Alera Group, Inc. Delayed Draw Term Loan	390	5,548
Allworth Financial Group, L.P. Revolving Loan	—	618
Ambient Enterprises Holdco LLC Delayed Draw Term B Loan	—	971
Ambient Enterprises Holdco LLC Delayed Draw Term C Loan (First Lien)	703	1,355
Ambient Enterprises Holdco LLC Delayed Draw Term D Loan (First Lien)	1,061	—
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	970	—
Ambient Enterprises Holdco LLC Revolving Loan	952	952
AmerCareRoyal, LLC Delayed Draw Term Loan A	—	1,867
AmerCareRoyal, LLC U.S. Revolving Credit	346	768
American Family Care, LLC Revolver	2,304	1,084
American Family Care, LLC Revolving Loan	1,084	—
American Family Care, LLC Second Amendment Delayed Draw Term Loan	3,198	3,613
AmeriLife Holdings LLC 2024 Revolving Loan	1,222	1,358
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	2,699	3,289
AMP Purchaser, LLC Revolving Credit Loan	1,955	—
Any Hour LLC Delayed Term Loan	—	1,876
Any Hour LLC Revolving Credit	92	166
Apex Dental Partners, LLC Delayed Draw Term Loan	591	1,654
Apex Dental Partners, LLC Revolving Credit	903	813
Apex Service Partners, LLC Incremental Delayed Term Loan	648	—
Apex Service Partners, LLC Revolving Credit Loan	164	121
Apex Service Partners, LLC Revolving Credit Loan	—	223
Apex Service Partners, LLC Second Amendment Incremental Delayed DrawTerm Loan	—	768
Apex Service Partners, LLC Third Amendment Incremental Delayed Draw Term Loan	2,656	4,329
Aprio Advisory Group, LLC 2025-2 Incremental Delayed Draw Term Loan	—	11,311
Aprio Advisory Group, LLC Delayed Draw Term Loan 1	9,436	10,753
Aprio Advisory Group, LLC Revolving Loan	935	935
Apex Service Partners, LLC Incremental Delayed Term Loan	2,192	2,461
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	172	—

Investments	June 30, 2026	December 31, 2025
Aptean Acquiror Inc. Revolving Credit	557	516
Aptive Environmental, LLC Delayed Draw Term Loan	731	731
Aptive Environmental, LLC Initial Revolving Loan	1,229	1,463
Arch Cutting Tools Corp. Initial Term Loan	16	—
Archer Lewis, LLC Delayed Draw Term Loan B	20	20
Archer Lewis, LLC Initial Revolving Facility	2,156	—
Arcline Liberty Buyer LLC Delayed Draw Term Loan	301	2,254
Arcline Liberty Buyer LLC Revolving Loan	1,202	1,503
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	—	141
Arctic Holdco, LLC Initial Refinancing Revolving Loan	178	203
Arcticom Group Delayed Draw Term Loan D	3,332	—
Arden Insurance Services LLC Revolving Credit	340	1,190
Arden Purchaser, LLC Revolver	9,811	—
Argano, LLC 2nd Amendment Delayed Draw Term Loan	26,000	2,000
Argano, LLC Revolving Credit Loan	411	411
Argano, LLC Second Amendment Delayed Draw Term Loan	1,211	—
Artivion, Inc. Delayed Draw Term Loan	2,873	—
Artivion, Inc. Second Amendment Delayed Draw Term Loan	—	836
ASP Global Holdings, LLC Delayed Draw Term Loan	616	616
ASP Global Holdings, LLC Revolving Loan	—	108
Associations, Inc. Delayed Draw Term B Loan	5,400	—
Associations, Inc. Revolving Loan	434	434
Associations, Inc. Special Purpose Delayed Draw Term Loan	292	308
Associations, Inc. Special Purpose Delayed Draw Term Loan	255	—
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	—	169
Atlantic Pipe Services, LLC Delayed Draw Term Loan	2,545	2,645
Aviation Technical Services, Inc. Revolving Loan	500	500
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	—	746
Axis Portable Air LLC Eighth Amendment Delayed Draw Term Loan	—	5,302
Argano, LLC Second Amendment Delayed Draw Term Loan	1,466	2,931
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	2,240	—
Badge 21 Midco Holdings LLC Amendment No. 1 Delayed Draw Term Loan	2,021	2,021
Badge 21 Midco Holdings LLC Revolving Loan	1,119	1,182
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	1,050	—
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed Term Loan	781	—
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	—	14
Barricade Holdings LLC Revolving Loan	945	—
Barricade Holdings LLC Second Amendment Delayed Draw Term Loan	3,779	—
BCDI Rodeo Dental Buyer, LLC 6th Amendment Revolving Credit	1,615	—
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	—	290
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,027	1,027
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,258	1,258
Beacon Behavioral Support Services LLC Revolving Loan	319	—
Beacon Behavioral Support Services LLC Third Amendment Delayed Draw Term Loan	1,613	—
Beacon Oral Specialists Management LLC Eighth Amendment Delayed Draw Term Loan	1,923	2,426
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	—	353
Beacon Pointe Harmony, LLC Amendment No.4 Delayed Draw Term Loan	242	—
Beacon Pointe Harmony, LLC Revolving Credit Loan	77	—
Berlin Rosen Acquisition, LLC Revolving Loan	—	235
Berlin Rosen Acquisition, LLC Revolving Loan	—	135
Best Roofing Services LLC Revolving Loan	179	179
Big Top Holdings, LLC Revolving Credit Loan	2,684	75
Blue River Petcare Group, LLC 2026 Delayed Draw Term Loan	9,835	—
Blue River Petcare Group, LLC Revolving Loan	1,788	—
Barricade Holdings LLC Delayed Draw Term Loan	267	267
Boston Clinical Trials, LLC Revolving Credit Loan	88	—

Investments	June 30, 2026	December 31, 2025
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	709	—
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-A	—	42
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-B	—	4,000
Bridgepointe Technologies, LLC Revolving Loan	2,113	—
Bristol Hospice, L.L.C. Revolving Credit Loan	1,394	1,394
C3 AcquisitionCo, LLC Delayed Draw Term Loan	—	1,053
C3 AcquisitionCo, LLC Revolving Loan	363	363
C3 AcquisitionCo, LLC Third Amendment Delayed Draw Term Loan	3,735	—
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	—	607
Capitol Imaging Acquisition Corp. Delayed Draw Term B	7,403	—
Capitol Imaging Acquisition Corp. Revolving Loan	827	607
CARDS Acquisition, Inc. Delayed Draw Term Loan	284	—
CARDS Acquisition, Inc. Revolving Loan	824	—
Carnegie Dartlet, LLC Delayed Draw Term Loan	—	138
Carnegie Dartlet, LLC Revolving Loan	60	60
Case Works, LLC Revolving Loan	17	30
CB Sports Holdings Bidco, LLC - Delayed Draw Term B Loan	4,789	—
CB Sports Holdings Bidco, LLC Revolving Loan	1,240	—
Centex Acquisition, LLC Revolving Loan	219	1,191
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	1,788	—
Blue River Petcare Group, LLC Revolving Loan	125	2,107
Cerity Partners Equity Holding LLC 2025-B Incremental Delayed Draw Term Loan	4,570	4,570
Cerity Partners Equity Holding LLC Initial Revolving Loan	776	1,254
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	547	—
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	2,781	—
Cherry Bekaert Advisory LLC Revolving Credit Loan	896	—
Cherry Bekaert Advisory LLC Sixth Amendment Delayed Term Loan	—	309
Choice Financial Group Acquisition, Inc. Delayed Draw Term C Loan	5,229	10,857
Chronicle Parent, LLC Delayed Draw Term Loan	4,212	3,284
Chronicle Parent, LLC Revolving Credit Loan	1,706	1,193
CIFC Stone Warehouse IV Ltd._CLO	20,781	—
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	56	240
Comfort Buyer, LLC Delayed Draw Term Loan	1,311	—
Comfort Buyer, LLC Revolving Loan	1,180	—
Computer Services, Inc. 2025-1 Delayed Draw Term Loan	—	185
Computer Services, Inc. 2025-2 Delayed Draw Term Loan	43	43
Computer Services, Inc. Delayed Draw Term Loan	1,000	—
Cooper’s Hawk Intermediate Holding, LLC Delayed Draw Term Loan	1,080	1,697
Cooper’s Hawk Intermediate Holding, LLC Revolving Loan	771	926
CARDS Acquisition, Inc. Delayed Draw Term Loan	5,323	823
Costanzo's Bakery, LLC Delayed Term Loan	4,280	—
Coupa Holdings, LLC Revolving Credit Loan	284	—
CraneTech USA Inc. Revolving Credit Loan	2,453	—
Creek Parent, Inc. Revolving Credit	3,279	2,024
Crete PA Holdco, LLC Delayed Draw Term Loan	1,582	—
Crete PA Holdco, LLC Revolving Loan	1,395	1,395
Crete PA Holdco, LLC Second Delayed Draw Term Loan	—	2,791
Crete PA Holdco, LLC Third Delayed Draw Term Loan	2,260	2,791
CRH Healthcare Purchaser, Inc. Delayed Draw Term Loan	3,103	3,103
CRH Healthcare Purchaser, Inc. Revolving Loan	1,241	1,241
CSG Buyer, Inc. Delayed Draw Term Loan	1,105	1,105
CSG Buyer, Inc. Revolving Loan	368	368
CSHC Buyerco, LLC Delayed Draw Term Loan	1,120	—
CSHC Buyerco, LLC Revolving Credit Loan	1,651	—
CT Technologies Intermediate Holdings, Inc. 2025-B Special Purpose Delayed Draw Term Loan	376	376

Investments	June 30, 2026	December 31, 2025
Cub Financing Intermediate, LLC 2025 Delayed Draw Term Loan	19,627	—
CUB Financing Intermediate, LLC Delayed Draw Term Loan	119	19,627
Curio Brands, LLC Multi Draw Term Loan	2,105	2,105
Curio Brands, LLC Revolving Loan	1,052	1,052
Currier Plastics Acquisition, LLC Delayed Draw Term A Loan	3,068	—
Currier Plastics Acquisition, LLC Revolving Loan	1,227	—
CVAUSA Management, LLC Delayed Draw Term Loan	7,488	7,488
CVAUSA Management, LLC Primary Delayed Draw Term Loan	437	—
Computer Services, Inc. Delayed Draw Term Loan	350	350
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	863	—
Danforth Global, Inc. Revolving Credit Loan	352	521
DCCM, LLC Delayed Draw Term Loan	4,527	4,667
Costanzo's Bakery, LLC Delayed Term Loan	1,867	1,867
Coupa Holdings, LLC Delayed Draw Term Loan	497	—
Coupa Holdings, LLC Revolving Credit Loan	1,294	1,578
Denali Topco LLC Effective Date Delayed Draw Term Loan	3,689	3,689
Denali Topco LLC Revolving Loan	1,770	1,770
Dentive, LLC Revolving Loan	353	353
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	20,580	—
Designs for Health, Inc. Initial Revolving Facility Loan (First Lien)	3,161	3,891
Digicert, Inc. Revolver	1,212	1,212
Discovery SL Management, LLC Delayed Draw Term Loan B	267	292
Discovery SL Management, LLC Delayed Draw Term Loan C	713	713
Discovery SL Management, LLC Delayed Draw Term Loan D	723	—
Discovery SL Management, LLC Revolving Credit Loan	423	332
DOXA Insurance Holdings LLC Delayed Draw Term Loan	726	—
DrFirst.com, Inc. Revolving Loan	432	—
Duke's Root Control, Inc. Revolving Loan	509	509
Durare Bidco, LLC Delayed Draw Term Loan	1,955	3,409
Durare Bidco, LLC Delayed Draw Term Loan	3,361	—
Durare Bidco, LLC Revolving Credit Loan	1,636	1,636
Dwyer Instruments, LLC Delayed Draw Term Loan	89	—
Dwyer Instruments, LLC Revolving Loan	350	1,089
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	78	—
Currier Plastics Acquisition, LLC Delayed Draw Term A Loan	110	1,024
Currier Plastics Acquisition, LLC Revolving Loan	109	654
EdgeCo Buyer, Inc. Revolving Loan	458	—
Einstein Parent, Inc. Revolving Loan	1,002	1,002
Elder Care Opco LLC Delayed Draw Term Loan	1,880	2,364
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	—	709
Emergency Care Partners, LLC Ninth Amendment Delayed Draw Term Loan	53	—
Emergency Care Partners, LLC Ninth Amendment Revolving Loan	75	—
Empower Payments Investor, LLC Fourth Amendment Delayed Draw Term Loan	888	—
Empower Payments Investor, LLC Third Amendment Delayed Draw Term Loan	—	2,395
Engineering Resource Group Buyer, LLC Delayed Draw Term Loan	—	1,572
Engineering Resource Group Buyer, LLC Revolving Loan	—	786
Epika Fleet Services, Inc. Delayed Draw Term B Loan	—	1,071
Epika Fleet Services, Inc. Second Amendment Delayed Draw C Loan	7,762	—
Equinox Buyer, LLC Revolving Credit Loan	733	733
Eskola LLC Delayed Draw Term B Loan	—	4,081
ESP Associates, Inc. Delayed Term Loan	328	—
ESP Associates, Inc. Revolving Loan	1,194	—
ETE Intermediate II LLC Revolving Loan	189	236
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	80	80
EVDR Purchaser, Inc. Delayed Draw Term Loan	2,617	1,373
EVDR Purchaser, Inc. Revolving Credit Loan	1,073	659

Investments	June 30, 2026	December 31, 2025
Everbridge Holdings, LLC Delayed Draw Term Loan	4,805	844
Everbridge Holdings, LLC Revolving Loan	3,161	556
Excel Fitness Consolidator LLC Revolving Credit Loan	441	199
Excel Fitness Holdings, Inc. Delayed Term Loan	—	1,888
First Legal Buyer, Inc. Delayed Draw Term Loan	430	1,361
First Legal Buyer, Inc. First Amendment Delayed Draw Term Loan	2,016	—
First Legal Buyer, Inc. Revolving Loan	745	861
Force Electrical Buyerco, LLC Delayed Draw Term Loan	4,163	5,182
Force Electrical Buyerco, LLC Revolving Credit Loan	576	838
Fullsteam Operations LLC Delayed Draw Term Loan	3,487	1,138
Fullsteam Operations LLC Revolving Loan	785	379
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,257	3,947
G-A-I Consultants, Inc. Revolving Loan	434	493
Galway Borrower LLC Revolving Loan	488	—
Gator Plastic Intermediate Holdings, LLC Revolving Loan	439	737
GC Waves Holdings, Inc. 2023 Replacing Revolving Loan	276	—
Dwyer Instruments, LLC Delayed Draw Term Loan	1,079	896
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	—	1,524
Gen4 Dental Partners OPCO, LLC Revolving Loan	—	381
GMF Parent, Inc.Delayed Draw Term Loan A 12/25	1,445	1,445
GMF Parent, Inc.Delayed Draw Term Loan B 12/25	—	1,300
GMF Parent, Inc.Revolver 12/25	722	795
Greenwood Operating Group, LLC Revolving Loan	—	4,214
GS Acquisitionco, Inc. Eighth Suplemental Delayed Draw Term Loan	645	645
GS Acquisitionco, Inc. Revolving Loan	1	754
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	—	989
Guava Buyer LLC Initial Delayed Draw Term Loan	963	963
Guava Buyer LLC RC Facility Loan	—	1,124
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	59	78
Gulf Winds International Acquisition, LLC Term Loan	—	8
Halo Buyer, Inc. Revolving Loan	1,083	1,143
Emergency Care Partners, LLC Ninth Amendment Delayed Draw Term Loan	—	1
Emergency Care Partners, LLC Ninth Amendment Revolving Loan	—	13,711
Harris & Co. LLC Revolving Loan	1,162	930
HBWM Intermediate II, LLC 2026 Incremental Delayed Draw Term Loan	1,157	—
Enverus Holdings, Inc. Revolving Loan	1,182	1,182
Enverus Holdings, Inc.Delayed Draw Term Loan	—	781
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	—	83
Epika Fleet Services, Inc. Second Amendment Delayed Draw C Loan	4,423	4,423
Heritage Foodservice Investment, LLC Revolving Credit Loan	281	502
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	—	416
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	—	358
HHS Buyer, Inc. Revolving Loan	2,595	2,595
High Street Buyer, Inc. 2025 Delayed Draw Term Loan	4,349	4,607
Hills Distribution, Inc. Amendment No.2 Delayed Draw Term Loan	—	567
HLSG Intermediate, LLC Delayed Draw Term Loan	167	—
HLSG Intermediate, LLC Revolving Credit Loan	945	—
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	—	2,554
HP RSS Buyer, Inc. Second Amendment Delayed Draw Term Loan	—	118
I.D. Images Acquisition, LLC Revolving Loan	493	—
Ideal Components Acquisition, LLC Delayed Draw Term Loan	1,776	1,776
Ideal Components Acquisition, LLC Revolving Credit Loan	908	1,283
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	—	784
IG Investments Holdings, LLC 2024 Refinancing Revolving Loan	971	—
Imagine 360 LLC Revolving Commitment	541	—
Impact Advisors, LLC Delayed Draw Term Loan	322	—

Investments	June 30, 2026	December 31, 2025
Impact Advisors, LLC Revolving Credit Loan	30	—
Improving Holdco, Inc. Revolving Loan (Improving Enterprises)	329	329
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Delayed Draw Term Loan	2,987	—
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Third Amendment Revolving Loan	896	—
Inszone Mid, LLC Amendment No. 2 Delayed Draw Term Loan	573	820
Integrated Power Services Holdings, Inc. Initial Revolving Loan (First Lien)	1,396	—
FMG Suite Holdings, LLC Revolving Credit	2,647	—
Inventus Power, Inc. Revolving Loan	—	356
ITS Buyer Inc. Revolving Loan	—	949
IVX Health Holdings, Inc. Revolving Loan	1,541	—
Ivy Technology Parent Intermediate III Holdings, LLC Revolving Loan	375	667
JHCC Holdings LLC 2024-B Incremental Delayed Draw Term Loan	—	250
JS Global, LLC Initial Revolving Loan	—	1,000
KabaFusion Parent LLC Revolving Credit Loan	—	1,425
Kelso Industries LLC 2026 Incremental Delayed Draw Term Loan	8,560	—
Kite Midco II LTD Term Loan B2	1,323	1,323
GC Waves Holdings, Inc. 2023 Replacing Revolving Loan	1,323	1,323
KL Charlie Acquisition Company Eight Amendment Delayed Draw Term Loan	77	—
KL Charlie Acquisition Company Seventh Amendment Delayed Draw Term Loan	141	141
Lakewood Acquisition Corporation Revolving Loan	2,777	2,777
LeadVenture, Inc. Delayed Draw Term Loan	1,226	1,598
LeadVenture, Inc. Revolving Loan	1,130	954
Liberty Purchaser, LLC Revolving Loan	562	—
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	—	562
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	16,080	—
Lido Advisors, LLC Eighth Amendment Incremental Delayed Draw Term Loan	21	469
Lido Advisors, LLC Revolving Loan	50	101
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	3,579	3,579
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	—	459
Lighthouse Technologies Holding Corp. Revolving Loan	1,293	1,293
Lightspeed Borrower, LLC Revolving Loan	781	—
Lindstrom, LLC Initial Revolving Credit Loan	2,428	1,538
LJ Avalon Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	—	6,629
LJ Avalon Holdings, LLC Amendment No. 4 Delayed Draw Term Loan	2,023	—
LJ Avalon Holdings, LLC Revolving Credit	1,414	1,607
Loving Tan Intermediate II Inc. Revolving Loan	60	46
Loving Tan Intermediate II Inc. Revolving Loan	280	218
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	260	260
Machine Sciences Corporation Revolving Loan	1,702	—
MB2 Dental Solutions, LLC Revolving Commitment	254	245
MB2 Dental Solutions, LLC Tranche 3 Delayed Draw Term Loan	752	—
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	—	717
MechanAir LLC Delayed Draw Term Loan	5,053	5,053
MechanAir LLC Revolving Loan	639	639
Med Learning Group, LLC Delayed Draw Term Loan	1,259	1,259
Medical Device Inc. Revolving Loan	399	399
Medical Device Inc. Third Amendment Incremental Revolving Loan	441	1,256
Medina Health, LLC Delayed Draw Term Loan	277	—
Medina Health, LLC Revolving Loan	393	393
Medrina, LLC Revolving Facility	532	532
Medrina, LLC Second Amendment Incremental Delayed Draw Term Loan	2,542	4,547
MGT Impact Holdings, LLC 2025-1 Delayed Draw Term Loan	2,824	3,498
MGT Impact Holdings, LLC Revolving Credit Loan	113	86
Minds Buyer, LLC Revolving Credit	625	625

Investments	June 30, 2026	December 31, 2025
MKD Electric, LLC Revolving Loan	775	221
MoboTrex, LLC Amendment No. 4 Delayed Draw Term Loan	3,469	3,469
MoboTrex, LLC Revolving Loan	792	1,030
Model N, Inc. Revolving Credit	622	—
Monarch Collective Holdings, LLC Delayed Draw Term Loan	1,943	—
Monarch Collective Holdings, LLC Revolving Credit	313	—
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	2,636	2,636
Moonlight Parent, Inc. Revolving Loan	1,582	1,582
Mountain Parent, Inc. Delayed Draw Term Loan	—	1,166
Mountain Parent, Inc. Revolving Credit Facility	—	622
HLSG Intermediate, LLC Delayed Draw Term Loan	1,385	1,385
mPulse Mobile, Inc. Initial Revolving Loan	2,077	2,077
Ne Ortho Management Services, LLC 2025 Incremental Delayed Draw Term Loan	7,820	—
Ne Ortho Management Services, LLC Revolving Loan	544	—
NMI Acquisitionco, Inc. Revolving Loan	83	332
NORA Acquisition, LLC Revolving Credit	214	214
North Haven USHC Acquisition, Inc. Revolving Credit Loan	57	—
NS and Associates LLC Revolving Loan (2025)	906	445
NWP Acquisition Holdings, LLC 2026 Delayed Draw Term Loan	474	—
NWP Acquisition Holdings, LLC Revolving Loan	271	—
NXT Capital CLO 2026-2, Ltd.	5,414	—
Oakbridge Insurance Agency LLC Delayed Draw Term C Loan	109	109
Optimizely North America Inc. (USD) Revolving Credit	1,232	1,232
OSR Opco LLC Delayed Draw Term Loan	2	—
OSR Opco LLC Revolving Loan	675	2,125
Owl Cyber Defense Solutions, LLC Revolving Loan	870	605
Pacific Purchaser, LLC Revolving Loan	176	176
Packaging Coordinators Midco, Inc. 2025 General Delayed Draw Term Loan	2,193	2,193
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Delayed Draw Term Loan	1,921	1,921
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Third Amendment Revolving Loan	1,841	1,841
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	2,140	2,140
Packaging Coordinators Midco, Inc. Specified Interest Delayed Draw Term Loan (Tranche Out)	49	207
PAG Holding Corp. Revolving Loan	—	932
Integrated Power Services Holdings, Inc. Initial Revolving Loan (First Lien)	1,701	1,458
Integrated Power Services Holdings, Inc. Tenth Amendment Incremental Delayed Draw Term Loan (First Lien)	11	—
Par Excellence Holdings, Inc. Revolving Loan	71	71
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	—	3,133
Pave America Holding, LLC Delayed Draw Term Loan	1,624	2,289
Pave America Holding, LLC Revolving Credit Loan	1,218	1,705
Pavement Preservation Acquisition, LLC Revolving Credit Loan	2,230	—
PCS Midco, Inc. Delayed Draw Term Loan	—	9
PCS Midco, Inc. Revolving Credit Loan	19	19
PDI TA Holdings, Inc. Revolving Credit	—	149
Pediatric Home Respiratory Services, LLC Delayed Term Loan	2,415	2,415
Pediatric Home Respiratory Services, LLC Revolving Credit	1,073	1,342
Penncomp, LLC Delayed Draw Term Loan B	3,789	7,007
Penncomp, LLC Revolving Loan	519	519
PestCo, LLC Delayed Draw Term Loan	—	2,235
PestCo, LLC Revolving Loan	876	1,208
Petra Borrower, LLC Revolving Loan	350	500
KL Charlie Acquisition Company Eight Amendment Delayed Draw Term Loan	—	960
PharmaLogic Holdings Corp. Delayed Draw Term Loan	777	2,073

Investments	June 30, 2026	December 31, 2025
Play Holdings, Inc. Revolving Loan	896	1,075
PMA Parent Holdings, LLC Revolving Credit Loan	547	547
Point Quest Group, Inc. Delayed Draw Term Loan	1,227	1,413
Point Quest Group, Inc. Revolving Credit Loan	848	848
Portage Point Partners, LLC Revolving Credit Loan	2,834	—
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	—	135
Last Dance Intermediate I(c), LLC 2026 Incremental Delayed Draw Term Loan	3	—
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	3	—
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	—	214
Premise Health Holding Corp. Amendment No. 1 Delayed Draw Term Loan	79	199
Premise Health Holding Corp. Revolving Credit Loan	263	—
Prestige Employee Administrators, LLC Delayed Draw Term Loan	3,266	3,266
Liberty Purchaser, LLC Third Amendment Delayed Draw Term Loan	319	319
PRGX Global, Inc. Delayed Draw Term Loan	1,612	1,612
Principal Lighting Group, LLC Revolving Loan	1,643	1,643
Puma Buyer, LLC Revolving Credit Loan	—	2,873
Quick Quack Car Wash Holdings, LLC 2025 Incremental Delayed Draw Term Loan	3,156	8,533
RailPros Parent, LLC Delayed Draw Term Loan	573	818
RailPros Parent, LLC Revolving Loan	409	409
RBFD Buyer, LLC Initial Delayed Draw Term Loan	483	659
RBFD Buyer, LLC Revolving Credit	—	284
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	—	2,061
Rcp Nats Purchaser, LLC Revolving Loan	1,443	1,443
Recipe Acquisition Corp. Delayed Draw Loan	1,875	2,043
Recipe Acquisition Corp. Revolving Credit	655	417
Red Fox CD Acquisition Corporation Amendment No. 2 Incremental Delayed Draw Term Loan	263	2,709
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	—	1,651
Redwood Services Group, LLC Tenth Amendment Delayed Draw Term Loan	4,702	—
REP TEC Intermediate Holdings, Inc Revolving Loan	2,588	2,588
ResiXperts Holdco, LLC Delayed Draw Term Loan	277	4,221
ResiXperts Holdco, LLC Revolving Loan	244	624
Machine Sciences Corporation Delayed Draw Term Loan	732	732
Machine Sciences Corporation Revolving Loan	1,545	2,145
Rocket Youth Brands HoldCo LLC Revolving Credit Loan	322	322
RPM Purchaser, Inc. Delayed Draw Term Loan B	527	527
RRA Corporate, LLC Delayed Draw Term Loan 2	22	21
RRA Corporate, LLC Revolving Loan	10	24
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	—	352
Rural Sourcing Holdings, Inc. Revolving Loan	114	114
Saab Purchaser, Inc. First Amendment Delayed Draw Term Loan	5,348	5,348
Saab Purchaser, Inc. Revolving Loan	713	713
Sabel Systems Technology Solutions, LLC Revolving Loan	212	212
Safari Borrower, LLC Delayed Draw Term Loan	2,913	—
Safari Borrower, LLC Revolving Loan	486	—
Sagebrush Buyer, LLC Revolving Credit	776	776
Medina Health, LLC Delayed Draw Term Loan	936	1,232
Salisbury House, LLC Revolving Loan	821	698
Salt Dental Collective, LLC Columbia Acquisition Revolving Credit	—	33
Salute Mission Critical, LLC 2025 Incremental Delayed Draw Term Loan	1,011	5,056
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	—	2,160
Saturn Borrower Inc Tenth Amendment Revolving Loan	706	726
SCP WQS Buyer, LLC Delayed Draw Term Loan	9,059	—
SCP WQS Buyer, LLC Revolving Credit Loan	1,812	—
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	—	368
Seahawk Buyer, LLC Revolving Credit	1,997	—

Investments	June 30, 2026	December 31, 2025
Security Buyer, LLC Delayed Draw Term Loan	305	—
Security Buyer, LLC Revolving Loan	509	—
Sigma Defense Systems LLC Delayed Draw Term A Loan	507	507
Sigma Defense Systems LLC Revolving Loan	40	75
Signature Investor LLC Term Loan B	345	345
SkyMark Refuelers, LLC Delayed Draw Term Loan A	—	1,048
SkyMark Refuelers, LLC Delayed Draw Term Loan B	5,850	4,802
Monarch Collective Holdings, LLC Delayed Draw Term Loan	—	2,401
Monarch Collective Holdings, LLC Revolving Credit	—	1,053
Socket Holdings Corporation 2026 Incremental Delayed Draw Term Loan	7,440	—
Socket Holdings Corporation Initial Revolving Loan	373	373
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	494	494
Solairus Holdings, LLC Revolving Credit Loan	124	124
Soleil Collective Intermediate II Inc. Second Amendment Delayed Draw Term Loan	279	279
Southern Orthodontic Partners Management, LLC Eighth Amendment Delayed Draw Term Loan	1,111	—
Southern Orthodontic Partners Management, LLC Eighth Amendment Revolving Loan	227	—
Ne Ortho Management Services, LLC 2025 Incremental Delayed Draw Term Loan	2,500	2,500
Ne Ortho Management Services, LLC Revolving Loan	563	825
Spark Purchaser, Inc. Revolving Credit	809	809
Springline Advisory Intermediate, LLC Delayed Draw Term Loan	—	13,819
Springline Advisory Intermediate, LLC Revolver	—	2,128
Springline Advisory Intermediate, LLC Second Amendment Revolving Credit	2,128	—
Springline Advisory Intermediate, LLC Third Amendment Delayed Draw Term Loan	3,319	—
SRP Eagle Buyer Inc Delayed Draw Term Loan	6,452	6,452
SRP Eagle Buyer Inc Revolving Loan	2,581	2,581
Stonebridge Companies, LLC Delayed Draw Term Loan	1,881	1,881
NWP Acquisition Holdings, LLC 2026 Delayed Draw Term Loan	1,254	1,254
Straine Dental Management, LLC Delayed Draw Term Loan	2,834	—
NWP Acquisition Holdings, LLC Revolving Loan	—	344
Superjet Buyer, LLC Delayed Draw Term Loan	—	4,037
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	115	229
Surgical Center Solutions, LLC Delayed Draw Term Loan	661	1,001
Surgical Center Solutions, LLC Revolving Loan	431	471
SV Newco 2, Inc. 2025 Incremental Delayed Draw Term Loan	5,378	6,327
SV Newco 2, Inc. Revolving Credit Loan	1,191	627
Syndigo LLC Revolving Loan	1,791	2,133
Systems Planning and Analysis, Inc. Fifth Amendment Delayed Draw Term Loan	298	295
Systems Planning and Analysis, Inc. Revolving Loan	1,599	1,599
Talent Worldwide Inc. Revolving Loan	236	—
Tau Buyer, LLC Delayed Draw Term Loan	—	518
Tau Buyer, LLC Revolving Credit	963	480
TCP Hawker Intermediate LLC Delayed Draw Term Loan	80	80
TCP Hawker Intermediate LLC Ninth Amendment Delayed Draw Term Loan 11/24	76	76
Tender Products, Inc. Revolving Loan	—	1,579
Thames Technology Holdings, Inc. Revolving Loan	315	315
The Vertex Companies, Inc. Revolving Loan	1,424	1,661
TMSC OpCo, LLC Revolving Loan	—	919
ToxStrategies, LLC Delayed Draw Term Loan	—	437
ToxStrategies, LLC Revolving Loan	611	611
Track Branson Opco, LLC, The Revolving Loan	—	119
Transgo, LLC Revolving Loan	1,291	605
Trench Plate Rental Co. Revolving Loan	44	232
Tricor, LLC Amendment No. 6 Delayed Draw Term Loan	4,604	5,560
Trintech Inc. Revolving Credit Loan	1,585	1,000
Truck-Lite Co., LLC 2025 Replacement Revolving Loan	1,068	622

Investments	June 30, 2026	December 31, 2025
Truck-Lite Co., LLC Delayed Draw Term Loan A	—	93
Truck-Lite Co., LLC Delayed Draw Term Loan B	1,620	1,077
Truck-Lite Co., LLC Delayed Draw Term Loan C	1,332	886
True Talent Advisory Borrower LLC Revolving Loan	1,599	—
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	1,555	1,555
TVG Shelby Buyer, Inc. Revolving Credit Loan	250	250
PCS Midco, Inc. Third Amendment Delayed Draw Term Loan	18,746	18,746
U.S. Urology Partners, LLCDelayed Draw Term Loan 5/26	7,254	—
Upland Software, Inc. Revolving Loan	1,020	2,000
Upstack Holdco Inc. Delayed Draw Term Loan	3,159	1,981
Upstack Holdco Inc. Revolving Credit Loan	1,246	938
USIC Holdings, Inc. Revolving Loan	288	713
USIC Holdings, Inc. Specified Delayed Draw Term Loan	251	265
Vacation Rental Brands, LLC 2nd Amendment Delayed Term Loan	2,466	5,772
Vacation Rental Brands, LLC Delayed Draw Term Loan	—	330
Vacation Rental Brands, LLC Revolving Loan	1,022	1,022
Valkyrie Buyer, LLC Delayed Draw Term Loan D	1,326	1,493
Valkyrie Buyer, LLC Delayed Draw Term Loan F	4,396	4,560
Valkyrie Buyer, LLC Revolving Credit Loan	1,113	912
Valkyrie Buyer, LLC Revolving Credit Loan	333	318
Vatica Health, Inc. Revolving Loan	—	1,788
Vehlo Purchaser, LLC Amendment No. 4 Revolving Credit Loan	1,130	—
Vehlo Purchaser, LLC Revolver	—	1,130
Vensure Employer Services, Inc. Amendment No. 2 Delayed Draw Term Loan	2,835	—
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	—	98
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	—	98
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	3,549	3,549
Vertex Service Partners, LLC Revolving Facility	95	327
Vital Purchaser, LLC Revolving Loan	492	492
Vortex Companies, LLC Amendment No. 8 Incremental Delayed Draw Term Loan	2,651	—
Vortex Companies, LLC Delayed Term Loan	—	668
Vortex Companies, LLC Revolving Loan	963	419
VRC Companies, LLC Revolving Loan	97	—
VTC Buyer Corp. Advance	1,272	1,927
VTC Buyer Corp. Future Expansion Delayed Draw Term Loan	1,378	1,378
Vybond Buyer, LLC Delayed Draw Term Loan	2,374	2,374
PracticeTek Purchaser, LLC Delayed Draw Term Loan	1,781	1,781
W.A. Kendall and Company, LLC Revolving Loan	130	209
W.A. Kendall and Company, LLC Seventh Amendment Delayed Draw Term Loan	2,792	2,792
Premise Health Holding Corp. Amendment No. 1 Delayed Draw Term Loan	3,352	3,352
Wasteology Group Transportation, LLC Revolving Credit Loan	1,037	1,037
Wealth Enhancement Group, LLC August 2025 Delayed Draw Term Loan	803	803
Wealth Enhancement Group, LLC December 2024 Delayed Draw Term Loan	—	4,018
Wealth Enhancement Group, LLC Initial Revolving Loan	597	226
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	—	1,484
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	—	1,580
Western Smokehouse Partners, LLC Delayed Term Loan	348	464
Western Smokehouse Partners, LLC Revolving Loan	283	283
Wharf Street Ratings Acquisition LLC Delayed Draw Term Loan	2,172	1,632
Wharf Street Ratings Acquisition LLC_Revolver	—	1,684
Worldwide Insurance Network, LLC 2025 Incremental Delayed Draw Term Loan	786	1,900
WSRP Advisory LLC First Amendment Delayed Draw Term Loan	—	5,800
Zep Holdco Inc. Revolving Credit Loan (aka TL Atlas Merger)	2,874	1,610
Total unfunded commitments	$768,167	$641,519

9. Net Assets

Share Issuances

The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances during the six months ended June 30, 2026:

	For the six months ended June 30, 2026
Share Issuance Date	Shares Issued	Amount	Offering Price
January 2	5,164,340	$134,453	$26.03
February 2	438,709	11,500	26.21
March 2	3,361,013	88,725	26.40
April 1	10,381,667	269,144	25.92
May 1	5,680,855	148,130	26.08
June 1	10,650,045	279,553	26.25
Total issuance of shares	35,676,629	$931,505

The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances during the six months ended June 30, 2025:

	For the six months ended June 30, 2025
Share Issuance Date	Shares Issued	Amount	Offering Price
January 2	1,191,393	$30,975	$25.74
February 3	2,949,039	77,358	25.98
March 3	2,030,616	53,745	26.21
April 1	3,273,944	85,158	25.83
May 1	849,290	22,203	26.04
June 2	3,052,634	80,595	26.26
Total issuance of shares	13,346,916	$350,034

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

On May 7, 2026, the Board declared a distribution on the Shares, which was paid on July 31, 2026 to shareholders of record as of the close of business on June 29, 2026 (the “Q2 2026 Distribution”). The amount of the Q2 2026 Distribution equaled $0.54 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 675,220 Shares were issued in July 2026 in connection with the Company’s DRIP for the Q2 2026 Distribution.

The following table identifies distributions declared for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 24, 2026	March 30, 2026	April 30, 2026	$0.59	$47,541
May 7, 2026	June 29, 2026	July 31, 2026	0.54	57,937

The following table identifies distributions declared for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 25, 2025	March 28, 2025	April 30, 2025	$0.67	$27,750
May 7, 2025	June 27, 2025	August 1, 2025	0.64	30,915
August 11, 2025	September 29, 2025	October 31, 2025	0.61	35,321
November 11, 2025	December 30, 2025	January 30, 2026	0.605	43,330

During the three and six months ended June 30, 2026, the Company issued 608,015 and 1,277,114 Shares in connection with the DRIP for an aggregate amount of $15,762 and $33,182, respectively. During the three and six months ended June 30, 2025, the Company issued 510,957 and 936,231 Shares in connection with the DRIP for an aggregate amount of $13,290 and $24,347, respectively.

Discretionary Share Repurchase Program

Beginning with the quarter ended December 31, 2023, the Company commenced a share repurchase program, in which the Company intends, subject to market conditions and the discretion of the Board, to offer to repurchase, in each quarter, up to 5% of the Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. In the event the amount of Shares tendered exceeds the repurchase offer amount, Shares will be repurchased on a pro rata basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. All Shares purchased by the Company pursuant to the terms of each repurchase offer will be retired and thereafter will be authorized and unissued Shares.

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

On May 1, 2026, the Company offered to purchase up to 4,028,912 Shares at a purchase price equal to the NAV per Share as of June 30, 2026 (the “May 2026 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the May 2026 Repurchase Offer. The May 2026 Repurchase Offer expired on May 29, 2026 and no Shares were tendered by the Company's direct shareholders in connection with the May 2026 Repurchase Offer.

During the three and six months ended June 30, 2026, the Company did not repurchase any Shares pursuant to its discretionary share repurchase program.

During the three and six months ended June 30, 2025, the Company repurchased 0 and 288,512 Shares, respectively, pursuant to its discretionary share repurchase program.

The following table summarizes the capital activity during the three months ended June 30, 2026 and 2025:

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Shares outstanding as of March 31, 2026 and 2025, respectively	80,578,255	41,129,462

Shares issued in Private Offerings	26,104,552	6,664,911
Shares issued in connection with DRIP	608,015	510,957
Shares repurchased	—	—

Shares outstanding as of June 30, 2026 and 2025, respectively	107,290,822	48,305,330

The following table summarizes the capital activity during the six months ended June 30, 2026 and 2025:

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Shares outstanding as of December 31, 2025 and 2024, respectively	71,614,193	35,246,926

Shares issued in Private Offerings	34,399,515	12,410,685
Shares issued in connection with DRIP	1,277,114	936,231
Shares repurchased	—	(288,512)

Shares outstanding as of June 30, 2026 and 2025, respectively	107,290,822	48,305,330

10. Financial Highlights

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Per share data:
Net asset value, beginning of period	$26.03	$26.00
Net investment income (loss)(1)	1.07	1.29
Realized and unrealized gain (loss) on investment transactions(2)	(0.14)	—
Total from operations	0.93	1.29
Distributions from net investment income	(1.13)	(1.31)
Distributions from net realized capital gains/losses	—	—
Total increase (decrease) in net assets	(0.20)	(0.02)
Net asset value, end of period	$25.83	$25.98

Shares outstanding, end of period	107,290,822	48,305,330
Total return(3)	3.61%	5.02%
Ratios / supplemental data
Ratio of gross expenses to average net assets(4)(5)(7)(8)(9)	3.10%	4.04%
Ratio of net expenses to average net assets(4)(6)(7)(8)(9)	3.10%	4.11%
Ratio of net investment income (loss) to average net assets(4)(8)(9)	4.22%	5.11%
Net assets, end of period (in thousands)	$2,771,713	$1,254,910
Weighted average shares outstanding	88,306,794	42,904,974
Portfolio turnover rate(9)	9.37%	10.47%

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
(6)
Ratio of net expenses to average net assets is computed using total expenses, including the effects of expense support payments (recoupments), which represented 0.00% and (0.07)% on average net assets for the six months ended June 30, 2026 and 2025, respectively.
(7)
Ratio of gross expenses to average net assets and ratio of net expenses to average net assets are inclusive of the income incentive fee and capital gains-based incentive fee, if any. The income incentive fee ratio and capital gains-based incentive fee are 0.34% and 0.00%, respectively, for the six months ended June 30, 2026 and have not been annualized. The income incentive fee ratio and capital gains-based incentive fee are 0.41% and 0.00%, respectively, for the six months ended June 30, 2025 and have not been annualized.
(8)
Ratios do not reflect the proportionate share of income and expenses of the underlying private credit funds in which the Company invests. Ratios have not been annualized.
(9)
Portfolio turnover rate is calculated using the lesser of total sales, exits and repayments of investments or total purchases divided by the monthly average of the investments at fair value for the reporting period and has not been annualized. Such monthly average is calculated by totaling the values of the portfolio securities as of the beginning and end of the first month of the particular reporting period and as of the end of each of the succeeding months.

11. Subsequent Events

The Company’s management has evaluated events subsequent to June 30, 2026 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.

On July 1, 2026, the Company sold 8,190,511 Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $211.6 million.

On August 1, 2026, the Company offered to purchase up to 5,364,541 Shares at a purchase price equal to the NAV per Share as of September 30, 2026 (the “August 2026 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the August 2026 Repurchase Offer. The August 2026 Repurchase Offer is set to expire on August 28, 2026.

On August 11, 2026, the Board declared a distribution on the Shares equal to an aggregate amount up to (i) the Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended September 30, 2026 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q3 2026 Distribution”). The Q3 2026 Distribution is payable on October 30, 2026 to shareholders of record as of the close of business on September 29, 2026. The final amount of the Q3 2026 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q3 2026 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

The Company received approximately $29.5 million of subscriptions effective August 3, 2026 in connection with its monthly closing for the Private Offering.

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
•
the Company’s ability to pay dividends or make distributions and/or the frequency and amount any such distributions;
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

Please refer to “Item 1. Business” of our annual report on Form 10-K for the fiscal year ended December 31, 2025 for more information on the Company and its investment objectives and strategy.

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

We have reimbursed the Advisor under the Expense Limitation Agreement,, for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement and Advisory Agreement or otherwise. As of June 30, 2025, all expenses had been fully recouped and paid back to the Advisor. Additionally, on April 3, 2026, the Expense Limitation Agreement lapsed without being extended; therefore the agreement has been terminated.

Portfolio Composition

The total fair value of our investment portfolio was $3,795,392 and $3,008,628 as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the Company had 1,429 investments in 418 portfolio companies across 47 industries and one money market fund with a fair value of $133,904. As of December 31, 2025, the Company had 1,244 investments in 390 portfolio companies across 46 industries and one money market fund with a fair value of $145,625.

As of June 30, 2026, the Company's investment portfolio consisted of the following investments:

	June 30, 2026
		% of Total		% of Total
	Cost	Investments	Fair Value	Investments
First Lien Senior Secured	$3,686,549	96.85%	3,668,770	96.66%
Subordinated Notes	58,151	1.53%	57,923	1.53%
Preferred Equity	-	0.00%	—	0.00%
Limited Partnership Interests	61,701	1.62%	68,699	1.81%
Total investments	$3,806,401	100.00%	$3,795,392	100.00%

As of December 31, 2025, the Company's investment portfolio consisted of the following investments:

	December 31, 2025
		% of Total		% of Total
	Cost	Investments	Fair Value	Investments
First Lien Senior Secured	$2,908,938	96.70%	2,903,414	96.50%
Second Lien Senior Secured	5,440	0.18%	5,460	0.18%
Subordinated Notes	48,779	1.62%	49,318	1.64%
Preferred Equity	1,989	0.07%	499	0.02%
Limited Partnership Interests	43,092	1.43%	49,937	1.66%
Total investments	$3,008,238	100.00%	$3,008,628	100.00%

Investment Activity

During the three months ended June 30, 2026, we made new and additional portfolio company investments totaling $617,294 at amortized cost and $133,179 in loans were repaid or sold at amortized cost.

Total portfolio investment activity for the three months ended June 30, 2026 was as follows:

	First Lien Senior Secured	Subordinated Notes	Preferred Equity	Limited Partnership Interests	Total
Balance at March 31, 2026	$3,219,176	$39,890	$436	$54,352	$3,313,854
Net Purchases (1)(4)	582,131	17,618	—	17,545	617,294
Net Sales, Exits and Repayments (2)(3)(4)	(128,593)	(33)	(1,484)	(3,069)	(133,179)
PIK	1,455	—	—	—	1,455
Accreted Discounts / Amortized Premiums	2,004	(57)	—	—	1,947
Net Realized Gain/(Loss)	—	—	(1,995)	—	(1,995)
Net Change in Unrealized Appreciation / (Depreciation)	(7,403)	505	3,043	(129)	(3,984)
Balance at fair value at June 30, 2026	$3,668,770	$57,923	$—	$68,699	$3,795,392

(1) Purchases may include investments received in corporate action and restructurings.

(2) Sales may include investments sold or repaid in corporate action and restructurings.

(3) Sales may include dividends received and treated as return of capital adjustments for Subordinated Notes and Limited Partnership Interests.

(4) Purchases and Sales may include amounts reclassified between investment categories.

During the six months ended June 30, 2026, we made new and additional portfolio company investments totaling $1,111,627 at amortized cost and $318,819 in loans were repaid or sold at amortized cost.

Total portfolio investment activity for the six months ended June 30, 2026 was as follows:

	First Lien Senior Secured	Second Lien Senior Secured	Subordinated Notes	Preferred Equity	Limited Partnership Interests	Total
Balance at fair value as of December 31, 2025	$2,903,414	$5,460	$49,318	$499	$49,936	$3,008,627
Net Purchases(1)(4)	1,060,940	—	26,020	—	24,667	1,111,627
Net Sales, Exits and Repayments(2)(3)(4)	(289,156)	(5,453)	(16,666)	(1,484)	(6,060)	(318,819)
PIK	2,935	—	—	—	—	2,935
Accreted Discounts / Amortized Premiums	4,396	2	18	—	1	4,417
Net Realized Gain/(Loss)	—	—	—	(1,995)	—	(1,995)
Net Change in Unrealized Appreciation / (Depreciation)	(13,759)	(9)	(767)	2,980	155	(11,400)
Balance at fair value as of June 30, 2026	$3,668,770	$—	$57,923	$—	$68,699	$3,795,392

(1) Purchases may include investments received in corporate action and restructurings.

(2) Sales may include investments sold or repaid in corporate action and restructurings.

(3) Sales may include dividends received and treated as return of capital adjustments for Subordinated Notes and Limited Partnership Interests.

(4) Purchases and Sales may include amounts reclassified between investment categories.

During the three months ended June 30, 2025, we made new and additional portfolio company investments totaling $395,600 at amortized cost and $147,950 in loans were repaid or sold at amortized cost.

Total portfolio investment activity for the three months ended June 30, 2025 was as follows:

	First Lien Senior Secured	Second Lien Senior Secured	CLO Warehouse	Limited Partnership Interests	Total
Balance at fair value at March 31, 2025	$1,843,567	$5,498	$7,211	$32,405	$1,888,681
Net Purchases	363,868	—	27,546	4,186	395,600
Net Sales, Exits and Repayments	(147,936)	(14)	—	—	(147,950)
PIK	589	—	—	—	589
Accreted Discounts / Amortized Premiums	1,906	1	—	—	1,907
Net Change in Unrealized Appreciation / (Depreciation)	(1,812)	(1)	205	764	(844)
Balance at fair value at June 30, 2025	$2,060,182	$5,484	$34,962	$37,355	$2,137,983

During the six months ended June 30, 2025, we made new and additional portfolio company investments totaling $765,632 at amortized cost and $202,118 in loans were repaid or sold at amortized cost.

Total portfolio investment activity for the six months ended June 30, 2025 was as follows:

	First Lien Senior Secured	Second Lien Senior Secured	Subordinated Notes	Limited Partnership Interests	Total
Balance at fair value as of December 31, 2024	$1,532,465	$4,468	$4,994	$28,615	$1,570,542
Net Purchases	728,042	1,041	29,627	6,922	765,632
Net Sales, Exits and Repayments	(202,088)	(30)	—	—	(202,118)
PIK	1,178	—	—	—	1,178
Accreted Discounts / Amortized Premiums	3,455	32	—	(2)	3,485
Net Change in Unrealized Appreciation / (Depreciation)	(2,870)	(27)	341	1,820	(736)
Balance at fair value as of June 30, 2025	$2,060,182	$5,484	$34,962	$37,355	$2,137,983

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

As of June 30, 2026, the Company had certain investments in four portfolio companies that were on non-accrual status. The amortized cost of investments on non-accrual status as of June 30, 2026 was $11,370. As of December 31, 2025, the Company had certain investments in two portfolio companies that were on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2025 was $8,417.

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

Consolidated Results of Operations

Comparison of operating results for the three and six months ended June 30, 2026 and 2025

Set forth below is a comparison of the results of operations for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total investment income	$86,536	$54,417	$163,962	$100,020
Less: Net expenses	(36,666)	(25,501)	(69,348)	(44,624)
Net investment income	49,870	28,916	94,614	55,396
Net realized gain (loss)	(1,995)	—	(1,995)	—
Net change in unrealized appreciation (depreciation)	(3,984)	(844)	(11,400)	(736)
Net increase (decrease) in net assets resulting from operations	$43,891	$28,072	$81,219	$54,660

Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful. The net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2026 and June 30, 2025, respectively, were largely driven by changes in market-implied spreads across new issuance and secondary trading. The net realized gain (loss) for the three and six months ended June 30, 2026 and 2025, respectively, was primarily driven by a realized loss on a preferred equity investment in a restructured portfolio company due to lower expected recoveries.

For the three and six months ended June 30, 2026, interest income from portfolio companies was $83,772 and $159,058, respectively, as compared to $53,933 and $99,041, respectively, for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2026, PIK income was $1,184 and $2,126, respectively, as compared to $484 and $979, respectively, for the three and six months ended June 30, 2025.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
Interest income	$83,772	$53,933	$159,058	$99,041
Payment-in-kind	1,184	484	2,126	979
Dividend income	1,580	—	2,778	—
Total Investment Income	$86,536	$54,417	$163,962	$100,020

In the table above, the change in total investment income for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was primarily driven by an increase in the average amount of investments between the periods (at fair value), partially offset by a lower weighted average yield on the portfolio compared to the three and six months ended June 30, 2025. The weighted average yield of investments at fair value is 9.6% for the period ended June 30, 2026, as compared to 10.3% for the period ended June 30, 2025. The size of our investment portfolio at fair value was $3,795,392 as of June 30, 2026, as compared to $2,137,984 as of June 30, 2025.

We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.

Expenses

Expenses were as follows for the period indicated:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Expenses
Interest expense	$22,787	$18,061	$43,014	$29,649
Management fee	6,393	3,002	11,450	5,530
Income incentive fee	4,043	2,330	7,669	4,477
Capital gains-based incentive fee	—	(54)	(46)	(45)
Professional fees	938	636	2,292	1,206
Administration fee	1,127	602	2,152	1,351
Directors' fees	100	63	219	100
Legal fees	99	32	177	134
Custody fees	70	107	164	176
Other expenses	1,109	675	2,257	1,268
Total expenses	$36,666	$25,454	$69,348	$43,846
Less expense (recoupment) support payments (to) by the Advisor	—	(47)	—	(778)
Net expenses	$36,666	$25,501	$69,348	$44,624

Interest Expense

Interest expense, including amortization of debt issuance costs and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items, increased to $22,787 and $43,014, respectively for the three and six months ended June 30, 2026 from $18,061 and $29,649, respectively, for the three and six months ended June 30, 2025. This was primarily driven by an increase in our average principal of debt outstanding, partially offset by a decrease in our weighted average interest rate on our borrowings relative to the prior year. Our debt outstanding (net of unamortized debt issuance costs) increased to $1,121,143 as of June 30, 2026 from $911,787 as of June 30, 2025. See Note 4 “Borrowings” to our consolidated financial statements included in this Report for more information regarding the weighted average interest rate on total borrowings during each period.

Management Fee

The management fee was $6,393 and $11,450, respectively, for the three and six months ended June 30, 2026. The management fee was $3,002 and $5,530, respectively, for the three and six months ended June 30, 2025. The increase in both periods was primarily due to an increase in average net assets for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. For more information on base management fee, including terms thereof, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.

Income Incentive Fee

The income incentive fee was $4,043 and $7,669, respectively, for the three and six months ended June 30, 2026. The income incentive fee was $2,330 and $4,477, respectively, for the three and six months ended June 30, 2025. The increase in both periods was primarily due to an increase in pre-incentive fee net investment income. For more information on incentive fee, including terms thereof, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.

Professional Fees, Administration Fee and Other Expenses

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the administration of the Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services related to our offering materials. Professional fees were $938 and $2,292, respectively, for the three and six months ended June 30, 2026. Professional fees were $636 and $1,206, respectively, for the three and six months ended June 30, 2025. The increase in professional fees was primarily due to an increase in total assets and related costs of servicing a larger investment portfolio.

Administration fee represents fees paid to the Advisor for certain administrative, accounting and other services performed for the Company under the administration agreement. In consideration of these administrative services, the Company pays the Advisor the Administration Fee in an amount up to 0.175% on an annualized basis of the Company’s net assets (prior to April 1, 2026, the Administration Fee was equal to 0.20% of the Company’s net assets on an annualized basis, and prior to March 25, 2025, the Administration Fee was equal to 0.30% of the Company’s net assets on an annualized basis). Administration fees were $1,127 and $2,152, respectively, for the three and six months ended June 30, 2026. Administration fees were $602 and $1,351, respectively, for the three and six months ended June 30, 2025. The increase was primarily due to an increase in net assets.

Other expenses include insurance, filing, research, subscriptions and other costs. Organizational costs include expenses incurred in our initial formation.

Expense Support Reimbursements

For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Advisor incurred Other Operating Expenses of $1,076, and organizational costs of $1,296, on behalf of the Company, which were subject to recoupment pursuant to the terms of the Amended Expense Limitation Agreement, prior to its expiration on April 3, 2026. For the three and six months ended June 30, 2026 and 2025, we made recoupment payments to the Advisor of $0 and $778, respectively. As of June 30, 2025, all expenses had been fully recouped and paid back to the Advisor. See Note 3 “Related Party Transactions” and Note 8 “Commitments and Contingencies” to our consolidated financial statements included in this Report for further information.

Financial Condition, Liquidity and Capital Resources

The Company generates cash from the net proceeds from the Private Offering, cash flows from interest and fees earned from its investments and principal repayments and proceeds from sales of its investments, and proceeds from net borrowings on its credit facilities and CLO and unsecured debt issuances.

Our primary use of cash and cash equivalents is (i) to make investments in portfolio companies, (ii) funding the costs of our operations (including fees and reimbursements paid to our Advisor and Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our discretionary share repurchase program and (v) to make cash distributions to the holders of our Shares.

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

In connection with the Private Offering, we intend to hold monthly closings in connection with which we issue Shares to investors for immediate cash investment; provided that we retain the right, if determined by us in our sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by us, more or less frequently to one or more investors for regulatory, tax or other reasons as we may determine to be appropriate. We reserve the right to conduct additional offerings of securities in the future in addition to the Private Offering. There is no public market for the Shares currently, nor can we give any assurance that one will develop.

See “Item 1. Business – Private Offering of Shares” of our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 9 “Net Assets” to our consolidated financial statements included in this Report for further information regarding the Private Offering and the details of our issuance of Shares during the six months ended June 30, 2026 and during the fiscal year ended December 31, 2025.

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

See “Item 5. Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities” of our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 9 “Net Assets” to our consolidated financial statements included in this Report for further information regarding the our distribution strategy and the details of our distributions declared during the six months ended June 30, 2026 and fiscal year ended December 31, 2025.

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

See “Item 1. Business – Share Repurchase Program” in our annual report on Form 10-K for the fiscal year ended December 31, 2025 and Note 9 “Net Assets” to our consolidated financial statements included in this Report for further information regarding our discretionary share repurchase program and the details of our share repurchase activity during the six months ended June 30, 2026 and 2025.

Cash Flows

As of June 30, 2026 we had $156,539 in cash and cash equivalents and restricted cash and restricted cash equivalents. During the six months ended June 30, 2026, we used $706,199 in cash for operating activities, primarily as a result of funding of portfolio investments of $1,111,627, partially offset by sales, exits and repayments of portfolio investments of $318,819, and other operating activities of $86,609. Cash provided by financing activities was $692,944 during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $896,223 and borrowings of $731,411 under our financing arrangements, partially offset by distributions paid and repurchase of shares of $57,831 and repayments of borrowings, including debt issuance costs paid of $876,859.

As of June 30, 2025,we had $56,492 in cash and cash equivalents and restricted cash and restricted cash equivalents. During the six months ended June 30, 2025, we used $520,554 in cash for operating activities, primarily as a result of funding of portfolio investments of $765,632, partially offset by sales, exits and repayments of portfolio investments of $202,118, and other operating activities of $42,960. Cash provided by financing activities was $545,802 during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $325,686 and borrowings of $651,500 under our financing arrangements, partially offset by distributions paid and repurchase of shares of $35,603 and repayments of borrowings, including debt issuance costs paid of $395,781.

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

Under the provisions of the 1940 Act, following approval from our initial shareholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, which approval became effective on January 21, 2023, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any shares of preferred stock that we may issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. As of June 30, 2026 and December 31, 2025, our asset coverage ratio, as defined under the 1940 Act, was 342.9% and 245.0%, respectively.

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

As of June 30, 2026 and December 31, 2025, the Company had outstanding borrowings (net of unamortized debt issuance costs) of $1,121,143 and $1,267,485, respectively. For additional information on our debt obligations see Note 4 “Borrowings” to our consolidated financial statements included in this Report.

We also use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities, and have designated certain interest rate swaps to be in a hedge accounting relationship. For additional disclosure regarding our derivative instruments designated in a hedge accounting relationship see our consolidated Schedule of Investments as of June 30, 2026 included in this Report and Note 4 “Borrowings” to our consolidated financial statements included in this Report.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements for the periods ended June 30, 2026 and 2025.

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

As of June 30, 2026 and December 31, 2025, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 136.9% and 161.6%, respectively, of our total net assets.

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

In addition, we were party to the Amended Expense Limitation Agreement with the Advisor, which expired on April 3, 2026 without extension of the Limitation Period thereunder. See “Note 3. Related Party Transactions” to our consolidated financial statements included in this Report for more information. As of June 30, 2026 and December 31, 2025, the Company had $0 and $0, respectively, in expenses subject to recoupment by the Advisor.

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

As of June 30, 2026, we have contractual unfunded commitments to provide additional funding of $16,658 in connection with our investments in Underlying Funds.

As of June 30, 2026 and December 31, 2025, we had the following outstanding commitments to investments in loans, which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, we believe we have adequate financial resources to satisfy such commitments.

Investments	June 30, 2026	December 31, 2025
3 Step Sports LLC Delayed Draw Term Loan	$207	$527
365RM Holdco, LLC Initial Delayed Draw Term Loan	1,024	—
365RM Holdco, LLC Initial Revolving Loan	1,501	—
AAH Topco, LLC Class C Delayed Draw Term Loan	2,119	4,142
AB Centers Acquisition Corporation Delayed Draw Term Loan	535	—
AB Centers Acquisition Corporation Revolving Loan	537	—
Accelevation LLC Delayed Draw Term Loan	1,323	1,323
Accelevation LLC Revolving Credit Loan	2,477	2,064
Accent Building Materials Holdings LLC Term B Delayed Term Loan	—	122
Accordion Partners LLC Delayed Draw Term Loan	2,401	—
Accordion Partners LLC Revolving Loan	1,217	1,217
ACP Avenu Buyer, LLC Delayed Term Loan	458	458
ACP Avenu Buyer, LLC Revolving Credit	333	428
ACP Falcon Buyer, Inc. Revolving Loan	333	333
ACP Oak Buyer, Inc. 2025 Refinancing Revolving Loan	2,041	2,041
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	—	454
Advanced Infusion Solutions Acquisition, LLC Delayed Draw Term Loan	7,573	—
Advanced Infusion Solutions Acquisition, LLC Revolving Credit Loan	1,595	—
Advanced Medical Management, LLC Revolving Credit Loan	1,505	803
Advanced Web Technologies Holding Company Revolving Credit Loan	342	342
AFC-Dell Holding Corp. Revolving Loan B	—	128
AI Fire Buyer, Inc. Delayed Draw Term Loan	2,113	—
AKAM Buyer, Inc. Delayed Draw Term Loan	2,333	—
AKAM Buyer, Inc. Revolving Loan	892	—
Alera Group, Inc. Delayed Draw Term Loan	823	—
Alkeme Intermediary Holdings, LLC Eleventh Amendment Delayed Draw Term Loan	—	1,862
Alkeme Intermediary Holdings, LLC Revolving Credit	266	266
Alera Group, Inc. Delayed Draw Term Loan	390	5,548
Allworth Financial Group, L.P. Revolving Loan	—	618
Ambient Enterprises Holdco LLC Delayed Draw Term B Loan	—	971
Ambient Enterprises Holdco LLC Delayed Draw Term C Loan (First Lien)	703	1,355
Ambient Enterprises Holdco LLC Delayed Draw Term D Loan (First Lien)	1,061	—
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	970	—
Ambient Enterprises Holdco LLC Revolving Loan	952	952
AmerCareRoyal, LLC Delayed Draw Term Loan A	—	1,867
AmerCareRoyal, LLC U.S. Revolving Credit	346	768
American Family Care, LLC Revolver	2,304	1,084
American Family Care, LLC Revolving Loan	1,084	—
American Family Care, LLC Second Amendment Delayed Draw Term Loan	3,198	3,613
AmeriLife Holdings LLC 2024 Revolving Loan	1,222	1,358
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	2,699	3,289
AMP Purchaser, LLC Revolving Credit Loan	1,955	—
Any Hour LLC Delayed Term Loan	—	1,876
Any Hour LLC Revolving Credit	92	166
Apex Dental Partners, LLC Delayed Draw Term Loan	591	1,654
Apex Dental Partners, LLC Revolving Credit	903	813
Apex Service Partners, LLC Incremental Delayed Term Loan	648	—
Apex Service Partners, LLC Revolving Credit Loan	164	121
Apex Service Partners, LLC Revolving Credit Loan	—	223
Apex Service Partners, LLC Second Amendment Incremental Delayed DrawTerm Loan	—	768
Apex Service Partners, LLC Third Amendment Incremental Delayed Draw Term Loan	2,656	4,329
Aprio Advisory Group, LLC 2025-2 Incremental Delayed Draw Term Loan	—	11,311
Aprio Advisory Group, LLC Delayed Draw Term Loan 1	9,436	10,753
Aprio Advisory Group, LLC Revolving Loan	935	935
Apex Service Partners, LLC Incremental Delayed Term Loan	2,192	2,461
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	172	—

Investments	June 30, 2026	December 31, 2025
Aptean Acquiror Inc. Revolving Credit	557	516
Aptive Environmental, LLC Delayed Draw Term Loan	731	731
Aptive Environmental, LLC Initial Revolving Loan	1,229	1,463
Arch Cutting Tools Corp. Initial Term Loan	16	—
Archer Lewis, LLC Delayed Draw Term Loan B	20	20
Archer Lewis, LLC Initial Revolving Facility	2,156	—
Arcline Liberty Buyer LLC Delayed Draw Term Loan	301	2,254
Arcline Liberty Buyer LLC Revolving Loan	1,202	1,503
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	—	141
Arctic Holdco, LLC Initial Refinancing Revolving Loan	178	203
Arcticom Group Delayed Draw Term Loan D	3,332	—
Arden Insurance Services LLC Revolving Credit	340	1,190
Arden Purchaser, LLC Revolver	9,811	—
Argano, LLC 2nd Amendment Delayed Draw Term Loan	26,000	2,000
Argano, LLC Revolving Credit Loan	411	411
Argano, LLC Second Amendment Delayed Draw Term Loan	1,211	—
Artivion, Inc. Delayed Draw Term Loan	2,873	—
Artivion, Inc. Second Amendment Delayed Draw Term Loan	—	836
ASP Global Holdings, LLC Delayed Draw Term Loan	616	616
ASP Global Holdings, LLC Revolving Loan	—	108
Associations, Inc. Delayed Draw Term B Loan	5,400	—
Associations, Inc. Revolving Loan	434	434
Associations, Inc. Special Purpose Delayed Draw Term Loan	292	308
Associations, Inc. Special Purpose Delayed Draw Term Loan	255	—
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	—	169
Atlantic Pipe Services, LLC Delayed Draw Term Loan	2,545	2,645
Aviation Technical Services, Inc. Revolving Loan	500	500
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	—	746
Axis Portable Air LLC Eighth Amendment Delayed Draw Term Loan	—	5,302
Argano, LLC Second Amendment Delayed Draw Term Loan	1,466	2,931
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	2,240	—
Badge 21 Midco Holdings LLC Amendment No. 1 Delayed Draw Term Loan	2,021	2,021
Badge 21 Midco Holdings LLC Revolving Loan	1,119	1,182
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	1,050	—
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed Term Loan	781	—
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	—	14
Barricade Holdings LLC Revolving Loan	945	—
Barricade Holdings LLC Second Amendment Delayed Draw Term Loan	3,779	—
BCDI Rodeo Dental Buyer, LLC 6th Amendment Revolving Credit	1,615	—
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	—	290
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,027	1,027
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,258	1,258
Beacon Behavioral Support Services LLC Revolving Loan	319	—
Beacon Behavioral Support Services LLC Third Amendment Delayed Draw Term Loan	1,613	—
Beacon Oral Specialists Management LLC Eighth Amendment Delayed Draw Term Loan	1,923	2,426
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	—	353
Beacon Pointe Harmony, LLC Amendment No.4 Delayed Draw Term Loan	242	—
Beacon Pointe Harmony, LLC Revolving Credit Loan	77	—
Berlin Rosen Acquisition, LLC Revolving Loan	—	235
Berlin Rosen Acquisition, LLC Revolving Loan	—	135
Best Roofing Services LLC Revolving Loan	179	179
Big Top Holdings, LLC Revolving Credit Loan	2,684	75
Blue River Petcare Group, LLC 2026 Delayed Draw Term Loan	9,835	—
Blue River Petcare Group, LLC Revolving Loan	1,788	—
Barricade Holdings LLC Delayed Draw Term Loan	267	267
Boston Clinical Trials, LLC Revolving Credit Loan	88	—

Investments	June 30, 2026	December 31, 2025
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	709	—
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-A	—	42
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-B	—	4,000
Bridgepointe Technologies, LLC Revolving Loan	2,113	—
Bristol Hospice, L.L.C. Revolving Credit Loan	1,394	1,394
C3 AcquisitionCo, LLC Delayed Draw Term Loan	—	1,053
C3 AcquisitionCo, LLC Revolving Loan	363	363
C3 AcquisitionCo, LLC Third Amendment Delayed Draw Term Loan	3,735	—
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	—	607
Capitol Imaging Acquisition Corp. Delayed Draw Term B	7,403	—
Capitol Imaging Acquisition Corp. Revolving Loan	827	607
CARDS Acquisition, Inc. Delayed Draw Term Loan	284	—
CARDS Acquisition, Inc. Revolving Loan	824	—
Carnegie Dartlet, LLC Delayed Draw Term Loan	—	138
Carnegie Dartlet, LLC Revolving Loan	60	60
Case Works, LLC Revolving Loan	17	30
CB Sports Holdings Bidco, LLC - Delayed Draw Term B Loan	4,789	—
CB Sports Holdings Bidco, LLC Revolving Loan	1,240	—
Centex Acquisition, LLC Revolving Loan	219	1,191
Cerity Partners Equity Holding LLC 2024 Incremental Delayed Draw Term Loan	1,788	—
Blue River Petcare Group, LLC Revolving Loan	125	2,107
Cerity Partners Equity Holding LLC 2025-B Incremental Delayed Draw Term Loan	4,570	4,570
Cerity Partners Equity Holding LLC Initial Revolving Loan	776	1,254
Bridgepointe Technologies, LLC Delayed Draw Term Loan (2024)	547	—
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	2,781	—
Cherry Bekaert Advisory LLC Revolving Credit Loan	896	—
Cherry Bekaert Advisory LLC Sixth Amendment Delayed Term Loan	—	309
Choice Financial Group Acquisition, Inc. Delayed Draw Term C Loan	5,229	10,857
Chronicle Parent, LLC Delayed Draw Term Loan	4,212	3,284
Chronicle Parent, LLC Revolving Credit Loan	1,706	1,193
CIFC Stone Warehouse IV Ltd._CLO	20,781	—
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	56	240
Comfort Buyer, LLC Delayed Draw Term Loan	1,311	—
Comfort Buyer, LLC Revolving Loan	1,180	—
Computer Services, Inc. 2025-1 Delayed Draw Term Loan	—	185
Computer Services, Inc. 2025-2 Delayed Draw Term Loan	43	43
Computer Services, Inc. Delayed Draw Term Loan	1,000	—
Cooper’s Hawk Intermediate Holding, LLC Delayed Draw Term Loan	1,080	1,697
Cooper’s Hawk Intermediate Holding, LLC Revolving Loan	771	926
CARDS Acquisition, Inc. Delayed Draw Term Loan	5,323	823
Costanzo's Bakery, LLC Delayed Term Loan	4,280	—
Coupa Holdings, LLC Revolving Credit Loan	284	—
CraneTech USA Inc. Revolving Credit Loan	2,453	—
Creek Parent, Inc. Revolving Credit	3,279	2,024
Crete PA Holdco, LLC Delayed Draw Term Loan	1,582	—
Crete PA Holdco, LLC Revolving Loan	1,395	1,395
Crete PA Holdco, LLC Second Delayed Draw Term Loan	—	2,791
Crete PA Holdco, LLC Third Delayed Draw Term Loan	2,260	2,791
CRH Healthcare Purchaser, Inc. Delayed Draw Term Loan	3,103	3,103
CRH Healthcare Purchaser, Inc. Revolving Loan	1,241	1,241
CSG Buyer, Inc. Delayed Draw Term Loan	1,105	1,105
CSG Buyer, Inc. Revolving Loan	368	368
CSHC Buyerco, LLC Delayed Draw Term Loan	1,120	—
CSHC Buyerco, LLC Revolving Credit Loan	1,651	—
CT Technologies Intermediate Holdings, Inc. 2025-B Special Purpose Delayed Draw Term Loan	376	376

Investments	June 30, 2026	December 31, 2025
Cub Financing Intermediate, LLC 2025 Delayed Draw Term Loan	19,627	—
CUB Financing Intermediate, LLC Delayed Draw Term Loan	119	19,627
Curio Brands, LLC Multi Draw Term Loan	2,105	2,105
Curio Brands, LLC Revolving Loan	1,052	1,052
Currier Plastics Acquisition, LLC Delayed Draw Term A Loan	3,068	—
Currier Plastics Acquisition, LLC Revolving Loan	1,227	—
CVAUSA Management, LLC Delayed Draw Term Loan	7,488	7,488
CVAUSA Management, LLC Primary Delayed Draw Term Loan	437	—
Computer Services, Inc. Delayed Draw Term Loan	350	350
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	863	—
Danforth Global, Inc. Revolving Credit Loan	352	521
DCCM, LLC Delayed Draw Term Loan	4,527	4,667
Costanzo's Bakery, LLC Delayed Term Loan	1,867	1,867
Coupa Holdings, LLC Delayed Draw Term Loan	497	—
Coupa Holdings, LLC Revolving Credit Loan	1,294	1,578
Denali Topco LLC Effective Date Delayed Draw Term Loan	3,689	3,689
Denali Topco LLC Revolving Loan	1,770	1,770
Dentive, LLC Revolving Loan	353	353
DermCare Management, LLC Fourth Amendment Delayed Draw Term Loan	20,580	—
Designs for Health, Inc. Initial Revolving Facility Loan (First Lien)	3,161	3,891
Digicert, Inc. Revolver	1,212	1,212
Discovery SL Management, LLC Delayed Draw Term Loan B	267	292
Discovery SL Management, LLC Delayed Draw Term Loan C	713	713
Discovery SL Management, LLC Delayed Draw Term Loan D	723	—
Discovery SL Management, LLC Revolving Credit Loan	423	332
DOXA Insurance Holdings LLC Delayed Draw Term Loan	726	—
DrFirst.com, Inc. Revolving Loan	432	—
Duke's Root Control, Inc. Revolving Loan	509	509
Durare Bidco, LLC Delayed Draw Term Loan	1,955	3,409
Durare Bidco, LLC Delayed Draw Term Loan	3,361	—
Durare Bidco, LLC Revolving Credit Loan	1,636	1,636
Dwyer Instruments, LLC Delayed Draw Term Loan	89	—
Dwyer Instruments, LLC Revolving Loan	350	1,089
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	78	—
Currier Plastics Acquisition, LLC Delayed Draw Term A Loan	110	1,024
Currier Plastics Acquisition, LLC Revolving Loan	109	654
EdgeCo Buyer, Inc. Revolving Loan	458	—
Einstein Parent, Inc. Revolving Loan	1,002	1,002
Elder Care Opco LLC Delayed Draw Term Loan	1,880	2,364
CVAUSA Management, LLC Secondary Delayed Draw Term Loan	—	709
Emergency Care Partners, LLC Ninth Amendment Delayed Draw Term Loan	53	—
Emergency Care Partners, LLC Ninth Amendment Revolving Loan	75	—
Empower Payments Investor, LLC Fourth Amendment Delayed Draw Term Loan	888	—
Empower Payments Investor, LLC Third Amendment Delayed Draw Term Loan	—	2,395
Engineering Resource Group Buyer, LLC Delayed Draw Term Loan	—	1,572
Engineering Resource Group Buyer, LLC Revolving Loan	—	786
Epika Fleet Services, Inc. Delayed Draw Term B Loan	—	1,071
Epika Fleet Services, Inc. Second Amendment Delayed Draw C Loan	7,762	—
Equinox Buyer, LLC Revolving Credit Loan	733	733
Eskola LLC Delayed Draw Term B Loan	—	4,081
ESP Associates, Inc. Delayed Term Loan	328	—
ESP Associates, Inc. Revolving Loan	1,194	—
ETE Intermediate II LLC Revolving Loan	189	236
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	80	80
EVDR Purchaser, Inc. Delayed Draw Term Loan	2,617	1,373
EVDR Purchaser, Inc. Revolving Credit Loan	1,073	659

Investments	June 30, 2026	December 31, 2025
Everbridge Holdings, LLC Delayed Draw Term Loan	4,805	844
Everbridge Holdings, LLC Revolving Loan	3,161	556
Excel Fitness Consolidator LLC Revolving Credit Loan	441	199
Excel Fitness Holdings, Inc. Delayed Term Loan	—	1,888
First Legal Buyer, Inc. Delayed Draw Term Loan	430	1,361
First Legal Buyer, Inc. First Amendment Delayed Draw Term Loan	2,016	—
First Legal Buyer, Inc. Revolving Loan	745	861
Force Electrical Buyerco, LLC Delayed Draw Term Loan	4,163	5,182
Force Electrical Buyerco, LLC Revolving Credit Loan	576	838
Fullsteam Operations LLC Delayed Draw Term Loan	3,487	1,138
Fullsteam Operations LLC Revolving Loan	785	379
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,257	3,947
G-A-I Consultants, Inc. Revolving Loan	434	493
Galway Borrower LLC Revolving Loan	488	—
Gator Plastic Intermediate Holdings, LLC Revolving Loan	439	737
GC Waves Holdings, Inc. 2023 Replacing Revolving Loan	276	—
Dwyer Instruments, LLC Delayed Draw Term Loan	1,079	896
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	—	1,524
Gen4 Dental Partners OPCO, LLC Revolving Loan	—	381
GMF Parent, Inc.Delayed Draw Term Loan A 12/25	1,445	1,445
GMF Parent, Inc.Delayed Draw Term Loan B 12/25	—	1,300
GMF Parent, Inc.Revolver 12/25	722	795
Greenwood Operating Group, LLC Revolving Loan	—	4,214
GS Acquisitionco, Inc. Eighth Suplemental Delayed Draw Term Loan	645	645
GS Acquisitionco, Inc. Revolving Loan	1	754
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	—	989
Guava Buyer LLC Initial Delayed Draw Term Loan	963	963
Guava Buyer LLC RC Facility Loan	—	1,124
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	59	78
Gulf Winds International Acquisition, LLC Term Loan	—	8
Halo Buyer, Inc. Revolving Loan	1,083	1,143
Emergency Care Partners, LLC Ninth Amendment Delayed Draw Term Loan	—	1
Emergency Care Partners, LLC Ninth Amendment Revolving Loan	—	13,711
Harris & Co. LLC Revolving Loan	1,162	930
HBWM Intermediate II, LLC 2026 Incremental Delayed Draw Term Loan	1,157	—
Enverus Holdings, Inc. Revolving Loan	1,182	1,182
Enverus Holdings, Inc.Delayed Draw Term Loan	—	781
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	—	83
Epika Fleet Services, Inc. Second Amendment Delayed Draw C Loan	4,423	4,423
Heritage Foodservice Investment, LLC Revolving Credit Loan	281	502
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	—	416
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	—	358
HHS Buyer, Inc. Revolving Loan	2,595	2,595
High Street Buyer, Inc. 2025 Delayed Draw Term Loan	4,349	4,607
Hills Distribution, Inc. Amendment No.2 Delayed Draw Term Loan	—	567
HLSG Intermediate, LLC Delayed Draw Term Loan	167	—
HLSG Intermediate, LLC Revolving Credit Loan	945	—
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	—	2,554
HP RSS Buyer, Inc. Second Amendment Delayed Draw Term Loan	—	118
I.D. Images Acquisition, LLC Revolving Loan	493	—
Ideal Components Acquisition, LLC Delayed Draw Term Loan	1,776	1,776
Ideal Components Acquisition, LLC Revolving Credit Loan	908	1,283
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	—	784
IG Investments Holdings, LLC 2024 Refinancing Revolving Loan	971	—
Imagine 360 LLC Revolving Commitment	541	—
Impact Advisors, LLC Delayed Draw Term Loan	322	—

Investments	June 30, 2026	December 31, 2025
Impact Advisors, LLC Revolving Credit Loan	30	—
Improving Holdco, Inc. Revolving Loan (Improving Enterprises)	329	329
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Delayed Draw Term Loan	2,987	—
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Third Amendment Revolving Loan	896	—
Inszone Mid, LLC Amendment No. 2 Delayed Draw Term Loan	573	820
Integrated Power Services Holdings, Inc. Initial Revolving Loan (First Lien)	1,396	—
FMG Suite Holdings, LLC Revolving Credit	2,647	—
Inventus Power, Inc. Revolving Loan	—	356
ITS Buyer Inc. Revolving Loan	—	949
IVX Health Holdings, Inc. Revolving Loan	1,541	—
Ivy Technology Parent Intermediate III Holdings, LLC Revolving Loan	375	667
JHCC Holdings LLC 2024-B Incremental Delayed Draw Term Loan	—	250
JS Global, LLC Initial Revolving Loan	—	1,000
KabaFusion Parent LLC Revolving Credit Loan	—	1,425
Kelso Industries LLC 2026 Incremental Delayed Draw Term Loan	8,560	—
Kite Midco II LTD Term Loan B2	1,323	1,323
GC Waves Holdings, Inc. 2023 Replacing Revolving Loan	1,323	1,323
KL Charlie Acquisition Company Eight Amendment Delayed Draw Term Loan	77	—
KL Charlie Acquisition Company Seventh Amendment Delayed Draw Term Loan	141	141
Lakewood Acquisition Corporation Revolving Loan	2,777	2,777
LeadVenture, Inc. Delayed Draw Term Loan	1,226	1,598
LeadVenture, Inc. Revolving Loan	1,130	954
Liberty Purchaser, LLC Revolving Loan	562	—
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	—	562
GHA Buyer, Inc. (aka Cedar Gate) Revolving Loan	16,080	—
Lido Advisors, LLC Eighth Amendment Incremental Delayed Draw Term Loan	21	469
Lido Advisors, LLC Revolving Loan	50	101
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	3,579	3,579
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	—	459
Lighthouse Technologies Holding Corp. Revolving Loan	1,293	1,293
Lightspeed Borrower, LLC Revolving Loan	781	—
Lindstrom, LLC Initial Revolving Credit Loan	2,428	1,538
LJ Avalon Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	—	6,629
LJ Avalon Holdings, LLC Amendment No. 4 Delayed Draw Term Loan	2,023	—
LJ Avalon Holdings, LLC Revolving Credit	1,414	1,607
Loving Tan Intermediate II Inc. Revolving Loan	60	46
Loving Tan Intermediate II Inc. Revolving Loan	280	218
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	260	260
Machine Sciences Corporation Revolving Loan	1,702	—
MB2 Dental Solutions, LLC Revolving Commitment	254	245
MB2 Dental Solutions, LLC Tranche 3 Delayed Draw Term Loan	752	—
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	—	717
MechanAir LLC Delayed Draw Term Loan	5,053	5,053
MechanAir LLC Revolving Loan	639	639
Med Learning Group, LLC Delayed Draw Term Loan	1,259	1,259
Medical Device Inc. Revolving Loan	399	399
Medical Device Inc. Third Amendment Incremental Revolving Loan	441	1,256
Medina Health, LLC Delayed Draw Term Loan	277	—
Medina Health, LLC Revolving Loan	393	393
Medrina, LLC Revolving Facility	532	532
Medrina, LLC Second Amendment Incremental Delayed Draw Term Loan	2,542	4,547
MGT Impact Holdings, LLC 2025-1 Delayed Draw Term Loan	2,824	3,498
MGT Impact Holdings, LLC Revolving Credit Loan	113	86
Minds Buyer, LLC Revolving Credit	625	625

Investments	June 30, 2026	December 31, 2025
MKD Electric, LLC Revolving Loan	775	221
MoboTrex, LLC Amendment No. 4 Delayed Draw Term Loan	3,469	3,469
MoboTrex, LLC Revolving Loan	792	1,030
Model N, Inc. Revolving Credit	622	—
Monarch Collective Holdings, LLC Delayed Draw Term Loan	1,943	—
Monarch Collective Holdings, LLC Revolving Credit	313	—
High Street Buyer, Inc. 3/2024 Delayed Draw Term Loan	2,636	2,636
Moonlight Parent, Inc. Revolving Loan	1,582	1,582
Mountain Parent, Inc. Delayed Draw Term Loan	—	1,166
Mountain Parent, Inc. Revolving Credit Facility	—	622
HLSG Intermediate, LLC Delayed Draw Term Loan	1,385	1,385
mPulse Mobile, Inc. Initial Revolving Loan	2,077	2,077
Ne Ortho Management Services, LLC 2025 Incremental Delayed Draw Term Loan	7,820	—
Ne Ortho Management Services, LLC Revolving Loan	544	—
NMI Acquisitionco, Inc. Revolving Loan	83	332
NORA Acquisition, LLC Revolving Credit	214	214
North Haven USHC Acquisition, Inc. Revolving Credit Loan	57	—
NS and Associates LLC Revolving Loan (2025)	906	445
NWP Acquisition Holdings, LLC 2026 Delayed Draw Term Loan	474	—
NWP Acquisition Holdings, LLC Revolving Loan	271	—
NXT Capital CLO 2026-2, Ltd.	5,414	—
Oakbridge Insurance Agency LLC Delayed Draw Term C Loan	109	109
Optimizely North America Inc. (USD) Revolving Credit	1,232	1,232
OSR Opco LLC Delayed Draw Term Loan	2	—
OSR Opco LLC Revolving Loan	675	2,125
Owl Cyber Defense Solutions, LLC Revolving Loan	870	605
Pacific Purchaser, LLC Revolving Loan	176	176
Packaging Coordinators Midco, Inc. 2025 General Delayed Draw Term Loan	2,193	2,193
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Delayed Draw Term Loan	1,921	1,921
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Third Amendment Revolving Loan	1,841	1,841
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	2,140	2,140
Packaging Coordinators Midco, Inc. Specified Interest Delayed Draw Term Loan (Tranche Out)	49	207
PAG Holding Corp. Revolving Loan	—	932
Integrated Power Services Holdings, Inc. Initial Revolving Loan (First Lien)	1,701	1,458
Integrated Power Services Holdings, Inc. Tenth Amendment Incremental Delayed Draw Term Loan (First Lien)	11	—
Par Excellence Holdings, Inc. Revolving Loan	71	71
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	—	3,133
Pave America Holding, LLC Delayed Draw Term Loan	1,624	2,289
Pave America Holding, LLC Revolving Credit Loan	1,218	1,705
Pavement Preservation Acquisition, LLC Revolving Credit Loan	2,230	—
PCS Midco, Inc. Delayed Draw Term Loan	—	9
PCS Midco, Inc. Revolving Credit Loan	19	19
PDI TA Holdings, Inc. Revolving Credit	—	149
Pediatric Home Respiratory Services, LLC Delayed Term Loan	2,415	2,415
Pediatric Home Respiratory Services, LLC Revolving Credit	1,073	1,342
Penncomp, LLC Delayed Draw Term Loan B	3,789	7,007
Penncomp, LLC Revolving Loan	519	519
PestCo, LLC Delayed Draw Term Loan	—	2,235
PestCo, LLC Revolving Loan	876	1,208
Petra Borrower, LLC Revolving Loan	350	500
KL Charlie Acquisition Company Eight Amendment Delayed Draw Term Loan	—	960
PharmaLogic Holdings Corp. Delayed Draw Term Loan	777	2,073

Investments	June 30, 2026	December 31, 2025
Play Holdings, Inc. Revolving Loan	896	1,075
PMA Parent Holdings, LLC Revolving Credit Loan	547	547
Point Quest Group, Inc. Delayed Draw Term Loan	1,227	1,413
Point Quest Group, Inc. Revolving Credit Loan	848	848
Portage Point Partners, LLC Revolving Credit Loan	2,834	—
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	—	135
Last Dance Intermediate I(c), LLC 2026 Incremental Delayed Draw Term Loan	3	—
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	3	—
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	—	214
Premise Health Holding Corp. Amendment No. 1 Delayed Draw Term Loan	79	199
Premise Health Holding Corp. Revolving Credit Loan	263	—
Prestige Employee Administrators, LLC Delayed Draw Term Loan	3,266	3,266
Liberty Purchaser, LLC Third Amendment Delayed Draw Term Loan	319	319
PRGX Global, Inc. Delayed Draw Term Loan	1,612	1,612
Principal Lighting Group, LLC Revolving Loan	1,643	1,643
Puma Buyer, LLC Revolving Credit Loan	—	2,873
Quick Quack Car Wash Holdings, LLC 2025 Incremental Delayed Draw Term Loan	3,156	8,533
RailPros Parent, LLC Delayed Draw Term Loan	573	818
RailPros Parent, LLC Revolving Loan	409	409
RBFD Buyer, LLC Initial Delayed Draw Term Loan	483	659
RBFD Buyer, LLC Revolving Credit	—	284
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	—	2,061
Rcp Nats Purchaser, LLC Revolving Loan	1,443	1,443
Recipe Acquisition Corp. Delayed Draw Loan	1,875	2,043
Recipe Acquisition Corp. Revolving Credit	655	417
Red Fox CD Acquisition Corporation Amendment No. 2 Incremental Delayed Draw Term Loan	263	2,709
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	—	1,651
Redwood Services Group, LLC Tenth Amendment Delayed Draw Term Loan	4,702	—
REP TEC Intermediate Holdings, Inc Revolving Loan	2,588	2,588
ResiXperts Holdco, LLC Delayed Draw Term Loan	277	4,221
ResiXperts Holdco, LLC Revolving Loan	244	624
Machine Sciences Corporation Delayed Draw Term Loan	732	732
Machine Sciences Corporation Revolving Loan	1,545	2,145
Rocket Youth Brands HoldCo LLC Revolving Credit Loan	322	322
RPM Purchaser, Inc. Delayed Draw Term Loan B	527	527
RRA Corporate, LLC Delayed Draw Term Loan 2	22	21
RRA Corporate, LLC Revolving Loan	10	24
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	—	352
Rural Sourcing Holdings, Inc. Revolving Loan	114	114
Saab Purchaser, Inc. First Amendment Delayed Draw Term Loan	5,348	5,348
Saab Purchaser, Inc. Revolving Loan	713	713
Sabel Systems Technology Solutions, LLC Revolving Loan	212	212
Safari Borrower, LLC Delayed Draw Term Loan	2,913	—
Safari Borrower, LLC Revolving Loan	486	—
Sagebrush Buyer, LLC Revolving Credit	776	776
Medina Health, LLC Delayed Draw Term Loan	936	1,232
Salisbury House, LLC Revolving Loan	821	698
Salt Dental Collective, LLC Columbia Acquisition Revolving Credit	—	33
Salute Mission Critical, LLC 2025 Incremental Delayed Draw Term Loan	1,011	5,056
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	—	2,160
Saturn Borrower Inc Tenth Amendment Revolving Loan	706	726
SCP WQS Buyer, LLC Delayed Draw Term Loan	9,059	—
SCP WQS Buyer, LLC Revolving Credit Loan	1,812	—
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	—	368
Seahawk Buyer, LLC Revolving Credit	1,997	—

Investments	June 30, 2026	December 31, 2025
Security Buyer, LLC Delayed Draw Term Loan	305	—
Security Buyer, LLC Revolving Loan	509	—
Sigma Defense Systems LLC Delayed Draw Term A Loan	507	507
Sigma Defense Systems LLC Revolving Loan	40	75
Signature Investor LLC Term Loan B	345	345
SkyMark Refuelers, LLC Delayed Draw Term Loan A	—	1,048
SkyMark Refuelers, LLC Delayed Draw Term Loan B	5,850	4,802
Monarch Collective Holdings, LLC Delayed Draw Term Loan	—	2,401
Monarch Collective Holdings, LLC Revolving Credit	—	1,053
Socket Holdings Corporation 2026 Incremental Delayed Draw Term Loan	7,440	—
Socket Holdings Corporation Initial Revolving Loan	373	373
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	494	494
Solairus Holdings, LLC Revolving Credit Loan	124	124
Soleil Collective Intermediate II Inc. Second Amendment Delayed Draw Term Loan	279	279
Southern Orthodontic Partners Management, LLC Eighth Amendment Delayed Draw Term Loan	1,111	—
Southern Orthodontic Partners Management, LLC Eighth Amendment Revolving Loan	227	—
Ne Ortho Management Services, LLC 2025 Incremental Delayed Draw Term Loan	2,500	2,500
Ne Ortho Management Services, LLC Revolving Loan	563	825
Spark Purchaser, Inc. Revolving Credit	809	809
Springline Advisory Intermediate, LLC Delayed Draw Term Loan	—	13,819
Springline Advisory Intermediate, LLC Revolver	—	2,128
Springline Advisory Intermediate, LLC Second Amendment Revolving Credit	2,128	—
Springline Advisory Intermediate, LLC Third Amendment Delayed Draw Term Loan	3,319	—
SRP Eagle Buyer Inc Delayed Draw Term Loan	6,452	6,452
SRP Eagle Buyer Inc Revolving Loan	2,581	2,581
Stonebridge Companies, LLC Delayed Draw Term Loan	1,881	1,881
NWP Acquisition Holdings, LLC 2026 Delayed Draw Term Loan	1,254	1,254
Straine Dental Management, LLC Delayed Draw Term Loan	2,834	—
NWP Acquisition Holdings, LLC Revolving Loan	—	344
Superjet Buyer, LLC Delayed Draw Term Loan	—	4,037
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	115	229
Surgical Center Solutions, LLC Delayed Draw Term Loan	661	1,001
Surgical Center Solutions, LLC Revolving Loan	431	471
SV Newco 2, Inc. 2025 Incremental Delayed Draw Term Loan	5,378	6,327
SV Newco 2, Inc. Revolving Credit Loan	1,191	627
Syndigo LLC Revolving Loan	1,791	2,133
Systems Planning and Analysis, Inc. Fifth Amendment Delayed Draw Term Loan	298	295
Systems Planning and Analysis, Inc. Revolving Loan	1,599	1,599
Talent Worldwide Inc. Revolving Loan	236	—
Tau Buyer, LLC Delayed Draw Term Loan	—	518
Tau Buyer, LLC Revolving Credit	963	480
TCP Hawker Intermediate LLC Delayed Draw Term Loan	80	80
TCP Hawker Intermediate LLC Ninth Amendment Delayed Draw Term Loan 11/24	76	76
Tender Products, Inc. Revolving Loan	—	1,579
Thames Technology Holdings, Inc. Revolving Loan	315	315
The Vertex Companies, Inc. Revolving Loan	1,424	1,661
TMSC OpCo, LLC Revolving Loan	—	919
ToxStrategies, LLC Delayed Draw Term Loan	—	437
ToxStrategies, LLC Revolving Loan	611	611
Track Branson Opco, LLC, The Revolving Loan	—	119
Transgo, LLC Revolving Loan	1,291	605
Trench Plate Rental Co. Revolving Loan	44	232
Tricor, LLC Amendment No. 6 Delayed Draw Term Loan	4,604	5,560
Trintech Inc. Revolving Credit Loan	1,585	1,000
Truck-Lite Co., LLC 2025 Replacement Revolving Loan	1,068	622

Investments	June 30, 2026	December 31, 2025
Truck-Lite Co., LLC Delayed Draw Term Loan A	—	93
Truck-Lite Co., LLC Delayed Draw Term Loan B	1,620	1,077
Truck-Lite Co., LLC Delayed Draw Term Loan C	1,332	886
True Talent Advisory Borrower LLC Revolving Loan	1,599	—
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	1,555	1,555
TVG Shelby Buyer, Inc. Revolving Credit Loan	250	250
PCS Midco, Inc. Third Amendment Delayed Draw Term Loan	18,746	18,746
U.S. Urology Partners, LLCDelayed Draw Term Loan 5/26	7,254	—
Upland Software, Inc. Revolving Loan	1,020	2,000
Upstack Holdco Inc. Delayed Draw Term Loan	3,159	1,981
Upstack Holdco Inc. Revolving Credit Loan	1,246	938
USIC Holdings, Inc. Revolving Loan	288	713
USIC Holdings, Inc. Specified Delayed Draw Term Loan	251	265
Vacation Rental Brands, LLC 2nd Amendment Delayed Term Loan	2,466	5,772
Vacation Rental Brands, LLC Delayed Draw Term Loan	—	330
Vacation Rental Brands, LLC Revolving Loan	1,022	1,022
Valkyrie Buyer, LLC Delayed Draw Term Loan D	1,326	1,493
Valkyrie Buyer, LLC Delayed Draw Term Loan F	4,396	4,560
Valkyrie Buyer, LLC Revolving Credit Loan	1,113	912
Valkyrie Buyer, LLC Revolving Credit Loan	333	318
Vatica Health, Inc. Revolving Loan	—	1,788
Vehlo Purchaser, LLC Amendment No. 4 Revolving Credit Loan	1,130	—
Vehlo Purchaser, LLC Revolver	—	1,130
Vensure Employer Services, Inc. Amendment No. 2 Delayed Draw Term Loan	2,835	—
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	—	98
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	—	98
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	3,549	3,549
Vertex Service Partners, LLC Revolving Facility	95	327
Vital Purchaser, LLC Revolving Loan	492	492
Vortex Companies, LLC Amendment No. 8 Incremental Delayed Draw Term Loan	2,651	—
Vortex Companies, LLC Delayed Term Loan	—	668
Vortex Companies, LLC Revolving Loan	963	419
VRC Companies, LLC Revolving Loan	97	—
VTC Buyer Corp. Advance	1,272	1,927
VTC Buyer Corp. Future Expansion Delayed Draw Term Loan	1,378	1,378
Vybond Buyer, LLC Delayed Draw Term Loan	2,374	2,374
PracticeTek Purchaser, LLC Delayed Draw Term Loan	1,781	1,781
W.A. Kendall and Company, LLC Revolving Loan	130	209
W.A. Kendall and Company, LLC Seventh Amendment Delayed Draw Term Loan	2,792	2,792
Premise Health Holding Corp. Amendment No. 1 Delayed Draw Term Loan	3,352	3,352
Wasteology Group Transportation, LLC Revolving Credit Loan	1,037	1,037
Wealth Enhancement Group, LLC August 2025 Delayed Draw Term Loan	803	803
Wealth Enhancement Group, LLC December 2024 Delayed Draw Term Loan	—	4,018
Wealth Enhancement Group, LLC Initial Revolving Loan	597	226
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	—	1,484
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	—	1,580
Western Smokehouse Partners, LLC Delayed Term Loan	348	464
Western Smokehouse Partners, LLC Revolving Loan	283	283
Wharf Street Ratings Acquisition LLC Delayed Draw Term Loan	2,172	1,632
Wharf Street Ratings Acquisition LLC_Revolver	—	1,684
Worldwide Insurance Network, LLC 2025 Incremental Delayed Draw Term Loan	786	1,900
WSRP Advisory LLC First Amendment Delayed Draw Term Loan	—	5,800
Zep Holdco Inc. Revolving Credit Loan (aka TL Atlas Merger)	2,874	1,610
Total unfunded commitments	$768,167	$641,519

Recent Developments

On July 1, 2026, the Company sold 8,190,511 Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $211.6 million.

On August 1, 2026, the Company offered to purchase up to 5,364,541 Shares at a purchase price equal to the NAV per Share as of September 30, 2026 (the “August 2026 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the August 2026 Repurchase Offer. The August 2026 Repurchase Offer is set to expire on August 28, 2026.

The Company received approximately $29.5 million of subscriptions effective August 3, 2026 in connection with its monthly closing for the Private Offering.

On August 11, 2026, the Board declared a distribution on the Shares equal to an aggregate amount up to (i) the Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended September 30, 2026 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q3 2026 Distribution”). The Q3 2026 Distribution is payable on October 30, 2026 to shareholders of record as of the close of business on September 29, 2026. The final amount of the Q3 2026 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q3 2026 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

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

As of June 30, 2026, on a fair value basis, approximately 0.6% of our debt investments bear interest at a fixed rate and approximately 99.4% of our debt investments bear interest at a floating rate. As of June 30, 2026, 96.7% of our floating rate debt investments are subject to interest rate floors. Our credit facilities along with our debt issued in our collateralized loan obligations are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates. The Unsecured Notes have been swapped from a fixed rate to a floating rate through interest rate swaps. See our consolidated schedule of investments as of June 30, 2026 and Note 4 to our consolidated financial statements for the three and six months ended June 30, 2026 for more information on our debt obligations and the interest rate swaps.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2026 were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table (amounts in thousands) shows the impact of hypothetical base rate changes in interest rates based on the results for the three months ended June 30, 2026. The net investment income figures below do not include the impact of any income-based fee.

Change in Interest Rates	Increase (Decrease) in Interest Income	Decrease (Increase) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(1,675)	$456	$(1,220)
Down 150 basis points	(1,257)	342	(915)
Down 100 basis points	(838)	228	(610)
Down 50 basis points	(419)	114	(305)
Up 50 basis points	419	(114)	305
Up 100 basis points	838	(228)	610
Up 150 basis points	1,257	(342)	915
Up 200 basis points	1,675	(456)	1,220

This analysis is indicative of the potential impact on our net investment income as of June 30, 2026, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings.

Our credit facilities and collateralized loan obligations, and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings or fixed rate borrowings hedged to result in floating rate exposure, all else being equal, will increase our sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our financing arrangements after June 30, 2026, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. Based on our assessment of the interest rate risk, as of June 30, 2026, we had no hedging transactions in place on our investment assets as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes during the three months ended June 30, 2026 to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2025 (filed with the SEC on March 27, 2026) which could materially affect our business, financial condition or operating results.

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

Except as previously reported by us on our current reports on Form 8-K, we did not sell any equity securities during the three months ended June 30, 2026 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Q3 2026 Distribution

On August 11, 2026, the Board declared a distribution on the Shares equal to an aggregate amount up to (i) the Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended September 30, 2026 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q3 2026 Distribution”). The Q3 2026 Distribution is payable on October 30, 2026 to shareholders of record as of the close of business on September 29, 2026. The final amount of the Q3 2026 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q3 2026 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

StepStone Private Credit Fund LLC

Date: August 14, 2026	By:	/s/ Darren Friedman
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Joseph Cambareri
Chief Financial Officer
(Principal Financial and Accounting Officer)