Form 10-Q
period 2026-09-30
Stepstone Private Credit Fund LLC
filed 2026-11-13
CIK 1950803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ to _

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

As of October 31, 2026, the registrant had 124,991,621 shares of its limited liability company interests outstanding.

STEPSTONE PRIVATE CREDIT FUND LLC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

StepStone Private Credit Fund LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2026
	(Unaudited)	December 31, 2025
Assets
Investments in securities of unaffiliated issuers at fair value (cost $4,759,876 and $3,008,238, respectively)	$4,751,045	$3,008,628
Cash and restricted cash	22,759	24,169
Cash equivalents and restricted cash equivalents	184,251	145,625
Interest receivable	25,906	19,327
Prepaid and other assets	337	759
Receivables for investments sold	—	361
Total assets	$4,984,298	$3,198,869
Liabilities
Lines of credit (net of unamortized debt issuance costs of $9,868 and $12,022, respectively)	$1,088,053	$774,648
Debt securitizations (net of unamortized debt issuance costs of $2,906 and $3,112, respectively)	345,094	344,888
Unsecured notes (net of unamortized debt issuance costs of $2,738 and $1,751, respectively)	284,693	147,949
Distributions payable	69,720	43,330
Derivative liabilities	12,673	316
Interest payable	9,337	10,117
Management fee payable	7,775	4,422
Incentive fee payable	5,349	3,449
Payables for investments purchased	56	—
Repurchase offer payable	258	142
Directors' fees payable	100	81
Subscriptions received in advance	3	2,100
Accrued expenses and other liabilities	4,474	2,960
Total liabilities	$1,827,585	$1,334,402
Commitments and contingencies (Note 8); Recoupments (Note 3)
Net assets
Shares, no par value, unlimited shares authorized, 122,316,335 and 71,614,193, respectively, shares issued and outstanding	$3,191,855	$1,870,093
Distributable earnings (accumulated loss)	(35,142)	(5,626)
Total net assets	$3,156,713	$1,864,467
Total liabilities and net assets	$4,984,298	$3,198,869
Net asset value per share	$25.81	$26.03

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment Income
Interest income on investments in securities of unaffiliated issuers	$101,548	$62,448	$258,816	$160,867
Payment in-kind interest on investments in securities of unaffiliated issuers	2,154	438	6,070	1,417
Dividend income	1,865	365	4,643	986
Total investment income	$105,567	$63,251	$269,529	$163,270
Expenses
Interest expense	$21,185	$19,325	$64,199	$48,973
Management fee	7,776	3,580	19,226	9,111
Income incentive fee	5,434	2,812	13,103	7,289
Capital gains-based incentive fee	87	191	41	146
Administration fee	1,350	711	3,502	2,062
Professional fees	782	969	3,074	2,175
Legal fees	366	129	543	263
Custody fees	170	137	334	312
Directors' fees	100	63	319	163
Other expenses	775	771	3,032	2,039
Total expenses	$38,025	$28,688	$107,373	$72,533
Less expense (recoupment) support payments (to) by the Advisor (Note 3)	—	—	—	(778)
Net expenses	$38,025	$28,688	$107,373	$73,311
Net investment income	$67,542	$34,563	$162,156	$89,959
Realized and unrealized gain (loss) allocated from investments in securities of unaffiliated issuers
Net realized gain (loss) from investments in securities of unaffiliated issuers	$(5,259)	$—	$(7,254)	$—
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	2,180	2,487	(9,220)	1,751
Net gain (loss) from investments in securities of unaffiliated issuers	$(3,079)	$2,487	$(16,474)	$1,751
Net Increase (Decrease) in Net Assets Resulting from Operations	$64,463	$37,050	$145,682	$91,710

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Statements of Changes in Net Assets

(Unaudited)

(in thousands, except share amounts)

	Limited Liability Company Interests
	Number of Shares	Shares Transactions	Total Distributable Earnings (Accumulated Loss)	Total Net Assets
Three Months Ended September 30, 2026
Balance, June 30, 2026	107,290,822	$2,801,598	$(29,885)	$2,771,713
Net investment income	—	—	67,542	67,542
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	(5,259)	(5,259)
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	2,180	2,180
Distributions	—	—	(69,720)	(69,720)
Issuance of Shares	15,035,513	390,515	—	390,515
Repurchase of Shares	(10,000)	(258)	—	(258)
Balance, September 30, 2026	122,316,335	$3,191,855	$(35,142)	$3,156,713

Three Months Ended September 30, 2025
Balance, June 30, 2025	48,305,330	$1,257,886	$(2,976)	$1,254,910
Net investment income	—	—	34,563	34,563
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	2,487	2,487
Distributions	—	—	(35,338)	(35,338)
Issuance of Shares	9,625,996	252,643	—	252,643
Balance, September 30, 2025	57,931,326	$1,510,529	$(1,264)	$1,509,265

Nine Months Ended September 30, 2026
Balance, December 31, 2025	71,614,193	$1,870,093	$(5,626)	$1,864,467
Net investment income	—	—	162,156	162,156
Net realized gain (loss) from investments in securities of unaffiliated issuers	—	—	(7,254)	(7,254)
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	(9,220)	(9,220)
Distributions	—	—	(175,198)	(175,198)
Issuance of Shares	50,712,142	1,322,020	—	1,322,020
Repurchase of Shares	(10,000)	(258)	-	(258)
Balance, September 30, 2026	122,316,335	$3,191,855	$(35,142)	$3,156,713

Nine Months Ended September 30, 2025
Balance, December 31, 2024	35,246,926	$915,356	$1,029	$916,385
Net investment income	—	—	89,959	89,959
Net change in unrealized appreciation (depreciation) from investments in securities of unaffiliated issuers	—	—	1,751	1,751
Distributions	—	—	(94,003)	(94,003)
Issuance of Shares	22,972,912	602,677	—	602,677
Repurchase of Shares	(288,512)	(7,504)	—	(7,504)
Balance, September 30, 2025	57,931,326	$1,510,529	$(1,264)	$1,509,265

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Operating activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$145,682	$91,710
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Purchases of investments	(2,525,037)	(1,345,725)
Proceeds from sales, exits and repayments of investments	777,251	277,169
Payment-in-kind interest capitalized	(4,389)	(1,720)
Accretion of original issue discount, net of amortized premiums on investments	(6,624)	(2,933)
Amortization of debt issuance costs	5,440	2,192
Net realized (gain) loss from investments in securities of unaffiliated issuers	7,254	—
Net change in unrealized (appreciation) depreciation from investments in securities of unaffiliated issuers	9,220	(1,751)
Changes in Assets and Liabilities:
(Increase)/decrease in interest receivable	(6,579)	(3,129)
(Increase)/decrease in prepaid and other assets	422	(768)
(Increase)/decrease in receivables for investments sold	361	—
(Increase)/decrease in receivable from Advisor	—	731
Increase/(decrease) in interest payable	(780)	(176)
Increase/(decrease) in management fee payable	3,353	1,413
Increase/(decrease) in incentive fee payable	1,900	1,119
Increase/(decrease) in payables for investments purchased	56	1,815
Increase/(decrease) in directors' fees payable	19	25
Increase/(decrease) in accrued expenses	1,270	397
Net cash provided by/(used in) operating activities	$(1,591,181)	$(979,631)
Financing activities
Proceeds from issuance of shares, net of changes in subscriptions received in advance	$1,269,297	$563,028
Repurchase of shares, net of change in repurchase offer payable	(142)	(9,246)
Distributions, net of distribution reinvestment plan and change in distributions payable	(98,182)	(41,971)
Borrowings under lines of credit	1,665,411	862,400
Repayments to lines of credit	(1,354,162)	(693,000)
Issuance of debt securitization	—	348,000
Issuance of unsecured notes	150,000	—
Debt issuance costs paid	(3,825)	(9,899)
Net cash provided by/(used in) financing activities	$1,628,397	$1,019,312
Net increase/(decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	$37,216	$39,681
Cash and restricted cash and cash equivalents and restricted cash equivalents at beginning of the period	169,794	31,244
Cash and restricted cash and cash equivalents and restricted cash equivalents
at end of the period	$207,010	$70,925
Supplemental information and non-cash activities
Interest paid on lines of credit, debt securitizations, and unsecured notes	$59,450	$46,957
Issuance of shares in connection with distribution reinvestment plan	50,626	39,649
Reconciliation to the Consolidated Statement of Assets and Liabilities
Cash and restricted cash	$22,759	$9,865
Cash equivalents and restricted cash equivalents	184,251	61,060
Total cash and restricted cash and cash equivalents and restricted cash equivalents	$207,010	$70,925

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Lien Senior Secured
Advertising
Accelevation LLC Amendment No. 4 Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 0.75%	9.15%	6/25/2026	1/2/2031	$9,900	$9,767	$9,752	0.31%
Accelevation LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.00% / 0.75%	8.90%	1/2/2025	1/2/2031	3,085	3,045	3,085	0.10%
Accelevation LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 0.75%	8.68%	1/2/2025	1/2/2031	2,826	2,796	2,789	0.09%
Accelevation LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 0.75%	8.68%	9/22/2025	1/2/2031	2,973	2,938	2,934	0.09%
Accelevation LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 0.75%	8.68%	9/22/2025	1/2/2031	3,985	3,939	3,933	0.12%
Accelevation LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/2/2025	1/2/2031	—	(26)	—	0.00%
Carnegie Dartlet, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.40%	7/30/2024	2/7/2030	41	41	41	0.00%
Carnegie Dartlet, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 1.00%	9.40%	7/30/2024	2/7/2030	497	492	491	0.02%
Carnegie Dartlet, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.50% / 1.00%	11.25%	7/30/2024	2/7/2030	12	11	12	0.00%
Case Works, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(11)(18)	3M SOFR + 5.25% / 1.00%	9.32%	10/2/2025	10/1/2029	70	69	69	0.00%
Case Works, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 1.00%	8.98%	10/2/2025	10/1/2029	53	53	52	0.00%
Case Works, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.32%	10/2/2025	10/1/2029	4,716	4,681	4,649	0.15%
Saldon Holdings, Inc. Fourth Amendment Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 1.00%	9.25%	4/17/2024	3/13/2028	586	586	586	0.02%
Vortex Companies, LLC Amendment No. 4 Incremental Delay Draw Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.00% / 1.00%	8.90%	8/18/2025	9/4/2029	4,921	4,921	4,906	0.16%
Vortex Companies, LLC Amendment No. 4 Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 1.00%	8.90%	12/10/2024	9/4/2029	2,211	2,201	2,197	0.07%
Vortex Companies, LLC Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.90%	3/16/2026	9/4/2029	2,202	2,189	2,189	0.07%
Vortex Companies, LLC Amendment No. 7 Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.90%	4/1/2026	9/4/2029	2,155	2,141	2,143	0.07%
Vortex Companies, LLC Amendment No. 8 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.90%	6/8/2026	9/4/2029	2,651	2,639	2,646	0.08%
Vortex Companies, LLC Amendment No. 8 Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.00% / 1.00%	8.90%	6/8/2026	9/4/2029	1,692	1,685	1,684	0.05%
Vortex Companies, LLC Amendment No. 9 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/30/2026	9/4/2029	-	(13)	(13)	0.00%
Vortex Companies, LLC Amendment No.2 Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.90%	12/16/2024	9/4/2029	2,975	2,954	2,946	0.09%
Vortex Companies, LLC Delayed Term Loan	(3)(4)(5)(7)(18)	1M SOFR + 5.00% / 1.00%	8.90%	5/7/2025	5/7/2032	781	776	779	0.02%
Vortex Companies, LLC Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.90%	12/16/2024	9/4/2029	2,881	2,861	2,872	0.09%
Vortex Companies, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.25% / 1.00%	9.71%	12/10/2024	9/4/2029	1,018	1,011	1,011	0.03%
Vortex Companies, LLC Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 1.00%	8.90%	5/7/2025	5/7/2032	1,293	1,285	1,289	0.04%
							$53,042	$53,042	1.67%

Aerospace & Defense	(4)(5)(7)(8)
Heads Up Technologies, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.07%	7/23/2025	7/23/2030	$5,760	$5,736	$5,738	0.18%
Heads Up Technologies, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.07%	8/8/2025	7/23/2030	5,940	5,940	5,917	0.19%
Heads Up Technologies, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/23/2025	7/23/2030	—	(5)	—	0.00%
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	9.07%	9/14/2026	9/30/2031	134	130	134	0.00%
PPW Aero Buyer, Inc. 2025 Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.07%	4/17/2025	9/30/2031	490	487	487	0.02%
PPW Aero Buyer, Inc. Delayed Draw Term Loan 1	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.07%	11/14/2025	9/30/2031	3,551	3,513	3,549	0.11%
PPW Aero Buyer, Inc. Term Loan (Whitcraft LLC )	(3)(4)(5)(7)(18)	3M SOFR + 5.00% / 1.00%	9.07%	10/25/2023	2/15/2029	4,849	4,849	4,849	0.15%
Vacation Rental Brands, LLC 2nd Amendment Delayed Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/24/2026	5/6/2032	—	(14)	—	0.00%
Vacation Rental Brands, LLC Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.82%	10/15/2025	5/6/2032	2,198	2,179	2,179	0.07%
Vacation Rental Brands, LLC Amendment No. 3 Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.82%	2/12/2026	5/6/2032	2,978	2,950	2,951	0.09%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Vacation Rental Brands, LLC Amendment No. 4 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/4/2026	5/6/2032	—	(70)	(71)	0.00%
Vacation Rental Brands, LLC Amendment No. 4 Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.07%	9/4/2026	5/6/2032	3,547	3,477	3,476	0.11%
Vacation Rental Brands, LLC Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.82%	5/6/2025	5/6/2032	5,012	4,966	5,012	0.16%
Vacation Rental Brands, LLC Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.82%	5/6/2025	5/6/2032	5,722	5,676	5,722	0.18%
Vacation Rental Brands, LLC Closing Date Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.82%	3/23/2026	5/6/2032	4,370	4,331	4,370	0.14%
Vacation Rental Brands, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 0.50% / 1.00%	0.50%	5/6/2025	5/6/2032	—	(8)	(6)	0.00%
							$44,137	$44,307	1.40%

Air Freight & Logistics
Allstates WorldCargo, Inc. Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.08%	9/23/2026	9/21/2032	$7,545	$7,498	$7,497	0.24%
Allstates WorldCargo, Inc. Delayed Draw Term Loan 1	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 1.00%	0.50%	9/23/2026	9/21/2032	-	(27)	(27)	0.00%
Allstates WorldCargo, Inc. Delayed Draw Term Loan 2	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 1.00%	0.50%	9/23/2026	9/21/2032	-	(13)	(13)	0.00%
Allstates WorldCargo, Inc. Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/23/2026	9/23/2033	-	(10)	(10)	0.00%
AMEX Holding III Corp Delayed Draw Term Loan	(4)(5)(7)(9)(26)(27)	1M SOFR + 0.00% / 1.00%	0.00%	5/4/2023	3/31/2028	-	-	-	0.00%
AMEX Holding III Corp Term Loan	(4)(5)(7)(9)(26)(27)	1M SOFR + 0.00% / 1.00%	0.00%	5/1/2023	3/31/2028	-	-	-	0.00%
Gulf Winds International Acquisition, LLC Term Loan	(3)(4)(5)(7)(19)	1M SOFR + 7.00% / 1.00%	10.90%	8/1/2023	12/16/2028	4,903	4,903	4,560	0.14%
Saturn Intermediate Purchaser LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 1.00%	6.00%	9/30/2026	9/30/2033	2,929	2,907	2,907	0.09%
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	1/24/2025	7/22/2030	-	(1)	-	0.00%
Solairus Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 4.68% / 1.00%	8.65%	8/1/2023	7/22/2030	1,189	1,173	1,189	0.04%
Solairus Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(12)(18)	3M SOFR + 4.68% / 1.00%	8.65%	1/15/2025	7/22/2030	3,226	3,226	3,226	0.10%
Solairus Holdings, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	1/24/2025	7/22/2030	-	-	-	0.00%
Surgical Center Solutions, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.75% / 1.00%	8.65%	3/25/2025	3/25/2031	340	322	340	0.01%
Surgical Center Solutions, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 1.00%	8.65%	3/25/2025	3/25/2031	3,278	3,243	3,246	0.10%
Surgical Center Solutions, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/25/2025	3/25/2031	—	(10)	(5)	0.00%
							$23,211	$22,910	0.72%

Alternative Carriers
Meriplex Communications, Ltd. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.00% / 0.75%	10.75%	9/21/2023	7/17/2028	$1,725	$1,725	$1,722	0.05%
Meriplex Communications, Ltd. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.00% / 0.75%	10.75%	1/15/2025	7/17/2028	3,161	3,161	3,156	0.10%
							$4,886	$4,878	0.15%

Apparel, Accessories & Luxury Goods
AmeriLife Holdings LLC 2024 Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.00%	0.00%	9/28/2026	10/28/2033	$-	$(5)	$(5)	0.00%
AmeriLife Holdings LLC 2024 Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 0.75%	8.80%	2/28/2025	8/31/2028	407	403	399	0.01%
AmeriLife Holdings LLC 2024 Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.00%	8.80%	9/28/2026	8/31/2029	9,846	9,685	9,685	0.31%
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 0.75%	8.80%	2/28/2025	8/31/2029	689	682	679	0.02%
AmeriLife Holdings LLC Amendment No. 5 Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	8.66%	2/28/2025	8/31/2029	9,694	9,657	9,642	0.31%
							$20,422	$20,400	0.65%

Application Software
Apryse Software Corp. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.50%	8.57%	8/21/2026	6/28/2032	$18,097	$16,852	$16,830	0.53%
Apryse Software Corp. Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.50% / 0.50%	8.57%	8/21/2026	6/28/2032	880	777	775	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	8/31/2026	1/30/2031	-	(4)	(5)	0.00%
Aptean Acquiror Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.51%	2/14/2025	1/30/2031	1,652	1,644	1,647	0.05%
Aptean Acquiror Inc. Revolving Credit	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.25% / 0.75%	9.71%	11/6/2024	1/30/2031	310	309	301	0.01%
Aptean Acquiror Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.51%	1/30/2024	1/30/2031	12,412	12,354	12,374	0.39%
Archer Lewis, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.82%	11/14/2025	8/28/2029	27	27	25	0.00%
Archer Lewis, LLC Delayed Draw Term Loan B	(3)(4)(5)(7)(18)	3M SOFR + 5.75% / 1.00%	9.48%	6/27/2025	8/28/2029	10	10	9	0.00%
Archer Lewis, LLC Initial Revolving Facility	(3)(4)(5)(7)(18)	3M SOFR + 5.75% / 1.00%	9.82%	6/27/2025	8/28/2029	65	64	59	0.00%
Archer Lewis, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.48%	11/3/2025	8/28/2029	1,936	1,916	1,742	0.06%
Auctane, Inc. Sixth Amendment Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 0.75%	9.51%	9/28/2026	6/1/2033	6,876	6,659	6,659	0.21%
Azurite Intermediate Holdings, Inc. Closing Date Term Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 1.00%	9.90%	9/28/2026	3/19/2031	969	919	919	0.03%
Azurite Intermediate Holdings, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 1.00%	9.90%	9/28/2026	3/19/2031	2,203	2,089	2,089	0.07%
Azurite Intermediate Holdings, Inc. Revolving Credit Facility	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/28/2026	3/19/2031	-	-	-	0.00%
Berlin Rosen Acquisition, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.50% / 1.00%	9.28%	9/30/2024	1/14/2027	1,538	1,526	1,536	0.05%
Berlin Rosen Acquisition, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.50% / 1.00%	9.28%	9/30/2024	1/14/2027	883	882	882	0.03%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.28%	7/29/2025	1/14/2027	1,791	1,789	1,789	0.06%
Berlin Rosen Acquisition, LLC Small Girls Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.50% / 1.00%	9.28%	9/24/2025	1/14/2027	1,791	1,789	1,789	0.06%
Berlin Rosen Acquisition, LLC Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.28%	9/30/2024	1/14/2027	1,722	1,720	1,719	0.05%
Berlin Rosen Acquisition, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.28%	1/15/2025	1/14/2027	3,343	3,339	3,338	0.11%
Berlin Rosen Acquisition, LLC Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.50% / 1.00%	9.28%	9/24/2025	1/14/2027	1,846	1,843	1,843	0.06%
Denali Topco LLC Effective Date Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	8/25/2025	8/26/2032	-	-	(28)	0.00%
Denali Topco LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 0.75%	8.07%	8/25/2025	8/26/2032	4,467	4,467	4,434	0.14%
Denali Topco LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.25% / 0.75%	8.07%	9/14/2026	8/26/2032	7,980	7,980	7,920	0.25%
Denali Topco LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/25/2025	8/26/2032	-	-	(13)	0.00%
DrFirst.com, Inc. Initial Term Loan	(3)(4)(5)(7)(8)	1M SOFR + 5.00% / 0.75%	8.69%	5/22/2026	11/22/2029	-	2	-	0.00%
DrFirst.com, Inc. Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.00% / 0.75%	8.69%	9/14/2026	11/22/2029	6,962	6,948	6,962	0.22%
DrFirst.com, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	5/22/2026	11/22/2029	-	(1)	-	0.00%
EAG Nexus Buyer, LLC Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	8/14/2026	8/14/2033	-	(33)	(34)	0.00%
EAG Nexus Buyer, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.76%	8/14/2026	8/14/2033	6,764	6,696	6,696	0.21%
EAG Nexus Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/14/2026	8/14/2033	-	(14)	(14)	0.00%
Echo Purchaser, Inc. Delayed Draw Term Loan (Exostar)	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.26%	12/22/2023	11/19/2029	54	54	54	0.00%
Echo Purchaser, Inc. Term Loan (Exostar)	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.26%	12/22/2023	11/19/2029	631	627	622	0.02%
First Legal Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 1.00%	8.68%	7/11/2024	7/1/2031	1,493	1,484	1,493	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
First Legal Buyer, Inc. First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 1.00%	0.75%	6/15/2026	7/1/2031	-	(9)	(10)	0.00%
First Legal Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 1.00%	8.50%	7/11/2024	7/1/2031	186	181	186	0.01%
First Legal Buyer, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.82%	7/11/2024	7/1/2031	1,676	1,668	1,665	0.05%
First Legal Buyer, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.82%	1/15/2025	7/1/2031	3,340	3,322	3,318	0.11%
Force Electrical Buyerco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.50% / 0.75%	8.32%	10/24/2025	10/21/2032	1,074	1,029	1,074	0.03%
Force Electrical Buyerco, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.50% / 0.75%	8.39%	10/24/2025	10/21/2032	210	201	210	0.01%
Force Electrical Buyerco, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 0.75%	8.23%	10/24/2025	10/21/2032	3,058	3,032	3,029	0.10%
GS Acquisitionco, Inc. Eighth Suplemental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	5/16/2025	5/25/2028	-	(1)	(7)	0.00%
GS Acquisitionco, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.32%	3/28/2024	5/25/2028	3,132	3,125	3,097	0.10%
GS Acquisitionco, Inc. Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	9.32%	1/22/2025	5/25/2028	1,196	1,193	1,183	0.04%
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.32%	3/28/2024	5/25/2028	580	578	574	0.02%
Imagine 360 LLC Revolving Commitment	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 0.38% / 0.75%	0.38%	5/26/2026	9/30/2028	-	-	-	0.00%
Imagine 360 LLC Term Loan	(3)(4)(5)(7)(8)	3M SOFR + 4.75% / 0.75%	8.82%	5/26/2026	9/30/2028	-	(1)	-	0.00%
Imagine 360 LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 0.75%	8.82%	9/14/2026	9/30/2028	5,995	5,996	5,995	0.19%
Integrated Power Services Holdings, Inc. Initial Revolving Loan (First Lien)	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 0.50% / 0.75%	0.50%	2/6/2026	11/22/2030	-	(3)	(3)	0.00%
Integrated Power Services Holdings, Inc. Tenth Amendment Incremental Delayed Draw Term Loan (First Lien)	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/10/2026	11/22/2031	-	(6)	(5)	0.00%
Integrated Power Services Holdings, Inc. Tenth Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.77%	2/10/2026	11/22/2031	656	654	654	0.02%
Integrated Power Services Holdings, Inc. Tenth Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 0.75%	8.77%	2/6/2026	11/22/2031	5,906	5,896	5,894	0.19%
Integrated Power Services Holdings, Inc. Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 1.00%	8.77%	10/10/2024	11/22/2031	6,124	6,107	6,102	0.19%
Integrated Power Services Holdings, Inc. Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 1.00%	8.77%	10/10/2024	11/22/2031	6,124	6,107	6,102	0.19%
IVX Health Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 1.00%	0.38%	4/14/2026	6/7/2030	-	(7)	(4)	0.00%
IVX Health Holdings, Inc. Second Amendment Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 1.00%	8.32%	4/14/2026	6/7/2030	9,036	8,993	9,013	0.29%
IVX Health Holdings, Inc. Second Amendment Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.25% / 1.00%	8.32%	9/14/2026	6/7/2030	7,980	7,941	7,960	0.25%
Legitscript LLC Delayed Draw Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	9.15%	7/7/2023	6/24/2029	98	97	98	0.00%
Legitscript LLC Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	9.15%	7/7/2023	6/24/2029	3,821	3,790	3,821	0.12%
Lightspeed Borrower, LLC Initial Term Loan	(3)(4)(5)(7)(8)	3M SOFR + 5.25% / 1.00%	9.32%	6/30/2026	5/1/2029	-	2	-	0.00%
Lightspeed Borrower, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.25% / 1.00%	9.32%	9/14/2026	5/1/2029	6,613	6,568	6,567	0.21%
Lightspeed Borrower, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 1.00%	0.38%	6/30/2026	5/1/2029	-	(5)	(5)	0.00%
LJ Avalon Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	(3)(4)(5)(7)(14)(18)	3M SOFR + 4.75% / 1.00%	8.52%	9/14/2026	2/1/2030	7,968	7,889	7,951	0.25%
LJ Avalon Holdings, LLC Amendment No. 4 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.50% / 1.00%	8.41%	2/17/2026	2/1/2030	3,750	3,716	3,705	0.12%
LJ Avalon Holdings, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 0.50% / 1.00%	0.50%	8/12/2025	2/1/2029	-	(11)	(3)	0.00%
NS and Associates LLC New Term A Loan	(3)(4)(5)(7)(11)(18)	3M SOFR + 5.00% / 1.00%	8.80%	8/6/2025	8/6/2030	4,905	4,856	4,869	0.15%
NS and Associates LLC New Term A Loan	(3)(4)(5)(7)(14)(18)	3M SOFR + 5.00% / 1.00%	8.80%	9/14/2026	8/6/2030	5,084	5,034	5,047	0.16%
NS and Associates LLC Revolving Loan (2025)	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/5/2025	8/6/2030	-	(9)	(7)	0.00%
Pacific Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(10)	6M SOFR + 6.25% / 1.00%	10.10%	2/15/2024	10/2/2028	1,918	1,891	1,875	0.06%
Pacific Purchaser, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/28/2024	10/2/2028	-	-	(4)	0.00%
PDI TA Holdings, Inc. Initial Term Loan	(4)(5)(7)(19)	3M SOFR + 6.00% / 0.75%	9.82% / 2.50%	9/28/2026	2/3/2031	4,259	3,929	4,104	0.13%
PDI TA Holdings, Inc. Initial Term Loan	(4)(5)(7)(10)(19)	3M SOFR + 6.00% / 0.75%	9.82% / 2.50%	2/6/2024	2/3/2031	6,883	6,850	6,632	0.21%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
PDI TA Holdings, Inc. Revolving Credit	(4)(5)(7)(18)	3M SOFR + 5.50% / 0.75%	9.66% / 2.50%	11/5/2024	2/3/2031	900	873	868	0.03%
PMA Parent Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.82%	8/5/2025	1/31/2031	6,414	6,365	6,354	0.20%
PMA Parent Holdings, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/15/2024	1/31/2031	-	(4)	-	0.00%
PracticeTek Purchaser, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	6M SOFR + 5.75% / 1.00%	10.01%	9/25/2023	8/30/2029	28	28	28	0.00%
PracticeTek Purchaser, LLC Term Loan	(3)(4)(5)(7)	6M SOFR + 5.75% / 1.00%	10.01%	9/25/2023	8/30/2029	1,924	1,905	1,882	0.06%
RRA Corporate, LLC Delayed Draw Term Loan 2	(3)(4)(5)(7)(18)	3M SOFR + 5.25% / 1.00%	9.30%	3/13/2025	8/15/2029	43	43	42	0.00%
RRA Corporate, LLC Revolving Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.25% / 1.00%	8.98%	3/13/2025	8/15/2029	65	64	62	0.00%
RRA Corporate, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.32%	3/13/2025	5/23/2030	3,016	2,986	2,907	0.09%
Sigma Defense Systems LLC Delayed Draw Term A Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	10/6/2025	8/30/2029	-	(6)	-	0.00%
Sigma Defense Systems LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 6.00% / 1.00%	10.22%	8/18/2025	8/30/2029	2,199	2,178	2,181	0.07%
Sigma Defense Systems LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/18/2024	8/30/2029	-	-	-	0.00%
Spark Purchaser, Inc. Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/17/2025	8/30/2029	-	(20)	(41)	0.00%
Spark Purchaser, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.32%	3/28/2024	11/4/2032	6,982	6,823	6,795	0.22%
Spark Purchaser, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.32%	1/15/2025	8/25/2031	3,340	3,289	3,251	0.10%
Superjet Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.05% / 0.75%	8.81%	5/23/2024	8/25/2031	985	947	968	0.03%
Superjet Buyer, LLC Initial Term Loan (EFI Productivity Software)	(3)(4)(5)(7)	3M SOFR + 5.05% / 0.75%	8.81%	4/3/2023	12/31/2033	207	207	206	0.01%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.05% / 0.75%	8.81%	5/23/2024	8/25/2031	1,473	1,463	1,447	0.05%
Superjet Buyer, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.05% / 0.75%	8.81%	1/15/2025	5/23/2030	3,340	3,317	3,280	0.10%
TCP Hawker / TimeClock Plus 11/24 9th Amendment Rollover Incremental Term Loan 12/24	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.07%	12/22/2023	8/30/2029	458	455	450	0.01%
TCP Hawker Intermediate LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/22/2023	8/30/2029	-	(1)	(1)	0.00%
TCP Hawker Intermediate LLC Ninth Amendment Delayed Draw Term Loan 11/24	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/21/2024	8/30/2029	-	-	(1)	0.00%
TCP Hawker Intermediate LLC Ninth Amendment Incremental Term Loan 11/24	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.07%	11/21/2024	8/30/2029	17	17	17	0.00%
Trading Technologies International, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.00%	8.58%	9/29/2026	11/4/2032	9,231	9,138	9,138	0.29%
Upstack Holdco Inc. Amendment No. 2 Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.80%	9/2/2026	8/25/2031	1,066	1,056	1,056	0.03%
Upstack Holdco Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 0.75%	8.92%	8/22/2024	8/25/2031	2,446	2,432	2,446	0.08%
UpStack Holdco Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	9/2/2026	12/31/2033	-	(9)	(9)	0.00%
Upstack Holdco Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/22/2024	8/25/2031	-	(9)	-	0.00%
Upstack Holdco Inc. Term B Loan	(3)(4)(5)(7)(8)	3M SOFR + 5.00% / 0.75%	9.07%	5/22/2026	8/25/2031	-	-	-	0.00%
Upstack Holdco Inc. Term B Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.07%	12/13/2024	8/25/2031	825	819	825	0.03%
Upstack Holdco Inc. Term B Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 0.75%	9.07%	9/14/2026	8/25/2031	4,829	4,829	4,829	0.15%
Upstack Holdco Inc. Term B Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	9.07%	1/15/2025	8/25/2031	3,300	3,276	3,300	0.10%
Upstack Holdco Inc. Term B Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	9.07%	9/23/2025	8/25/2031	4,000	3,966	4,000	0.13%
USIC Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.26%	3/20/2026	9/10/2031	11,279	11,129	11,102	0.35%
USIC Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 0.75%	9.26%	8/11/2025	9/10/2031	10,353	10,315	10,191	0.32%
USIC Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 0.75%	9.06%	9/30/2024	9/10/2031	2,498	2,472	2,454	0.08%
USIC Holdings, Inc. Specified Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 0.75%	9.26%	9/30/2024	9/10/2031	1,191	1,182	1,170	0.04%
							$266,832	$266,286	8.45%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Asset Management & Custody Banks
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.57%	3/30/2026	7/30/2029	$125	$124	$125	0.00%
Cerity Partners Equity Holding LLC 2025 Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.57%	1/21/2025	7/28/2031	2,127	2,107	2,080	0.07%
Cerity Partners Equity Holding LLC 2025 Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 0.75%	8.57%	10/29/2025	7/28/2031	11,238	11,224	10,987	0.35%
Cerity Partners Equity Holding LLC 2025-B Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.50% / 0.75%	8.57%	12/19/2025	7/28/2031	1,625	1,605	1,625	0.05%
Cerity Partners Equity Holding LLC Initial Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.10% / 0.75%	8.40%	6/14/2024	7/28/2031	690	686	690	0.02%
CSHC Buyerco, LLC Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.07%	5/4/2026	4/29/2033	8,845	8,760	8,773	0.28%
CSHC Buyerco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 0.75%	9.07%	5/5/2026	4/29/2033	767	749	751	0.02%
CSHC Buyerco, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 0.75%	0.50%	5/5/2026	4/29/2033	-	(16)	(13)	0.00%
Danforth Global, Inc. Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.32%	5/24/2024	12/9/2027	531	527	531	0.02%
Danforth Global, Inc. Fifth Amendment Additional Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.50% / 1.00%	9.33%	4/16/2025	12/9/2027	2,063	2,043	2,063	0.07%
Danforth Global, Inc. Fifth Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.29%	4/16/2025	12/9/2027	1,029	1,019	1,022	0.03%
Danforth Global, Inc. First Amendment Additional Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.26%	6/13/2024	12/9/2027	282	276	280	0.01%
Danforth Global, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.57%	6/13/2024	12/9/2027	445	441	442	0.01%
Danforth Global, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/16/2025	12/9/2027	-	(5)	-	0.00%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.26%	5/24/2024	12/9/2027	1,620	1,610	1,611	0.05%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.26%	9/23/2025	12/9/2027	3,985	3,954	3,960	0.13%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.26%	12/13/2024	12/9/2027	1,560	1,551	1,549	0.05%
Danforth Global, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.26%	1/15/2025	12/9/2027	3,340	3,315	3,318	0.11%
Danforth Global, Inc. Third Amendment Additional Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.50% / 1.00%	9.28%	6/13/2024	12/9/2027	473	469	473	0.01%
DOXA Insurance Holdings LLC Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 4.75% / 0.75%	8.82%	4/17/2024	12/20/2030	464	462	464	0.01%
DOXA Insurance Holdings LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.82%	4/17/2024	12/20/2030	488	488	488	0.02%
Obra Capital, Inc. Initial Term Loan	(4)(5)(7)(10)(19)	1M SOFR + 8.00% / 1.00%	12.00% / 0.50%	6/21/2024	6/21/2029	7,383	7,230	7,208	0.23%
Owl Cyber Defense Solutions, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.75% / 1.00%	9.65%	9/11/2024	9/11/2029	605	599	605	0.02%
Owl Cyber Defense Solutions, LLC Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	9.65%	8/20/2025	9/11/2029	1,822	1,804	1,806	0.06%
Owl Cyber Defense Solutions, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.75% / 1.00%	9.65%	1/15/2025	9/11/2029	3,340	3,320	3,312	0.10%
Owl Cyber Defense Solutions, LLC Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.75% / 1.00%	9.65%	12/3/2025	9/11/2029	3,960	3,903	3,926	0.12%
Petra Borrower, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.75% / 1.00%	9.79%	11/15/2023	11/15/2030	1,236	1,224	1,236	0.04%
Petra Borrower, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.51%	1/15/2025	11/15/2030	3,169	3,125	3,124	0.10%
Petra Borrower, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 1.00%	11.75%	11/15/2023	11/15/2029	40	30	40	0.00%
Portage Point Partners, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.82%	4/29/2026	5/2/2033	11,133	11,041	11,050	0.35%
Portage Point Partners, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/29/2026	5/2/2033	-	(12)	(11)	0.00%
Salisbury House, LLC 2026 Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.51%	9/15/2026	8/18/2032	8,898	8,898	8,898	0.28%
Salisbury House, LLC Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.51%	10/3/2025	8/18/2032	6,079	6,054	6,037	0.19%
Salisbury House, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 0.75%	8.53%	10/3/2025	8/18/2032	345	340	343	0.01%
Salisbury House, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.00% / 0.75%	8.90%	10/3/2025	8/18/2032	148	144	142	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Tau Buyer, LLC Delayed Draw Term Loan	(4)(5)(7)(19)	3M SOFR + 5.00% / 0.75%	9.07% / 2.50%	1/31/2025	2/2/2032	2,818	2,807	2,726	0.09%
Tau Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.50% / 0.75%	8.54%	1/31/2025	2/2/2032	775	768	724	0.02%
Tau Buyer, LLC Term B Loan	(4)(5)(7)(19)	3M SOFR + 5.00% / 0.75%	9.07% / 2.50%	2/18/2026	2/2/2032	7,808	7,790	7,555	0.24%
Tau Buyer, LLC Term B Loan	(4)(5)(7)(10)(19)	3M SOFR + 5.00% / 0.75%	9.07% / 2.50%	1/31/2025	2/2/2032	4,467	4,432	4,322	0.14%
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 1.00%	7.94%	6/11/2026	10/2/2028	392	388	387	0.01%
Wealth Enhancement Group, LLC 2021 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 1.00%	7.94%	9/19/2023	10/2/2028	3,717	3,714	3,674	0.12%
Wealth Enhancement Group, LLC August 2021 Delayed Draw Term Loan	(3)(4)(5)(7)(8)	3M SOFR + 4.25% / 1.00%	7.98%	6/11/2026	10/2/2028	-	8	-	0.00%
Wealth Enhancement Group, LLC August 2021 Delayed Draw Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.25% / 1.00%	7.98%	9/14/2026	10/2/2028	5,701	5,641	5,635	0.18%
Wealth Enhancement Group, LLC August 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.25% / 1.00%	8.26%	9/12/2025	10/2/2028	166	167	166	0.01%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 1.00%	7.98%	6/11/2026	10/4/2028	584	578	577	0.02%
Wealth Enhancement Group, LLC December 2020 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 1.00%	7.98%	9/19/2023	10/4/2028	1,130	1,128	1,117	0.04%
Wealth Enhancement Group, LLC December 2024 Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 4.25% / 1.00%	8.01%	12/30/2024	10/2/2028	6,751	6,748	6,768	0.21%
Wealth Enhancement Group, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 0.50% / 1.00%	0.50%	12/30/2024	10/2/2028	-	(2)	(4)	0.00%
Wealth Enhancement Group, LLC May 2022 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 1.00%	7.98%	2/12/2024	10/2/2028	1,951	1,951	1,951	0.06%
							$125,207	$124,533	3.95%

Auto Parts & Equipment
Apex Dental Partners, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	8.82%	11/7/2024	10/29/2030	$4,286	$4,254	$4,286	0.14%
Apex Dental Partners, LLC First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 1.00% / 1.00%	1.00%	6/22/2026	10/29/2030	-	(13)	(13)	0.00%
Apex Dental Partners, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 1.00%	0.50%	11/7/2024	10/29/2030	-	(1)	-	0.00%
Apex Dental Partners, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.82%	11/7/2024	10/29/2030	783	782	783	0.02%
Apex Dental Partners, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.82%	11/25/2025	10/29/2030	3,663	3,656	3,663	0.12%
Apex Dental Partners, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.82%	9/23/2025	10/29/2030	3,985	3,983	3,985	0.13%
ETE Intermediate II LLC Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.07%	3/31/2025	5/29/2029	155	153	153	0.00%
ETE Intermediate II LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	8.87%	7/31/2023	5/29/2029	79	75	73	0.00%
ETE Intermediate II LLC Term Loan A	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.07%	7/31/2023	5/29/2029	1,900	1,873	1,852	0.06%
M&D MidCo, Inc. Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	9.91%	1/5/2024	8/31/2028	1,723	1,714	1,697	0.05%
M&D MidCo, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	9.91%	1/5/2024	8/31/2028	577	574	575	0.02%
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 6.00% / 1.00%	9.76%	12/17/2024	8/31/2028	-	1	(1)	0.00%
M&D MidCo, Inc. Third Amendment Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	9.91%	12/17/2024	8/31/2028	361	361	359	0.01%
Premier Tire & Service Acquisition, LLC 2024-3 Incremental Term Loan	(3)(4)(5)(7)(10)(19)	1M SOFR + 6.00% / 1.00%	9.65%	11/12/2024	5/29/2029	919	914	866	0.03%
Premier Tire & Service Acquisition, LLC 2026-1 Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 1.00%	9.65%	9/18/2026	5/17/2029	172	170	170	0.01%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)(19)	3M SOFR + 6.00% / 1.00%	9.73%	11/13/2024	5/17/2029	1,048	1,047	988	0.03%
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)(19)	3M SOFR + 6.00% / 1.00%	9.73%	2/16/2024	5/17/2029	1,048	1,045	988	0.03%
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 0.00%	9.23%	10/11/2024	5/17/2029	199	192	170	0.01%
Premier Tires & Service Acquisition, LLC Incremental Term Loan	(3)(4)(5)(7)(10)(19)	3M SOFR + 6.00% / 1.00%	9.73%	10/11/2024	5/17/2029	290	288	273	0.01%
Premier Tires & Service Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(19)	3M SOFR + 6.00% / 1.00%	9.73%	8/1/2023	5/17/2029	1,700	1,700	1,603	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Premier Tires & Service Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(12)(19)	3M SOFR + 6.00% / 1.00%	9.73%	1/15/2025	5/17/2029	3,192	3,192	3,010	0.10%
Quad UK Midco 2 Limited Facility B2 (USD) 1	(3)(5)(7)(10)(15)(23)	6M SOFR + 5.25% / 0.00%	9.11%	11/4/2025	6/30/2029	1,707	1,703	1,707	0.05%
Quad UK Midco 2 Limited Facility B2 (USD) 1	(3)(5)(7)(11)(15)(23)	6M SOFR + 5.25% / 0.00%	9.11%	11/4/2025	6/30/2029	1,707	1,703	1,707	0.05%
Quad UK Midco 2 Limited Facility B2 (USD) 2	(3)(5)(7)(10)(15)(23)	6M SOFR + 5.25% / 0.00%	9.11%	11/4/2025	6/30/2029	4,658	4,648	4,658	0.15%
Quad UK Midco 2 Limited Facility B2 (USD) 2	(3)(5)(7)(11)(15)(23)	6M SOFR + 5.25% / 0.00%	9.11%	11/4/2025	6/30/2029	4,658	4,648	4,658	0.15%
Transgo, LLC First Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 2.00%	9.15%	3/2/2026	12/29/2028	6,703	6,675	6,677	0.21%
Transgo, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 2.00%	9.15%	2/7/2024	12/29/2028	1,632	1,618	1,621	0.05%
Transgo, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 2.00%	9.15%	1/15/2025	12/29/2028	2,394	2,378	2,378	0.08%
Transgo, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 2.00%	0.50%	11/1/2024	12/29/2028	-	(3)	(5)	0.00%
							$49,330	$48,881	1.56%

Automotive Retail
Skyrodema Bidco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	3/9/2026	3/9/2033	$-	$(5)	$-	0.00%
Skyrodema Bidco, LLC Term B Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	3/6/2026	3/9/2033	11,855	11,826	11,855	0.38%
							$11,821	$11,855	0.38%

Building Products
AllMark Acquisition, LLC Initial Term Loan (AllMark Door)	(3)(4)(5)(7)(9)	6M SOFR + 5.50% / 1.00%	9.35%	7/3/2023	5/4/2028	$4,836	$4,818	$4,389	0.14%
Arch Cutting Tools Corp. Initial Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 5.25% / 0.00%	9.42%	5/1/2023	4/30/2028	4,820	4,812	4,772	0.15%
PRGX Global, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	2/20/2025	12/20/2030	-	(3)	(13)	0.00%
PRGX Global, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.23%	2/20/2025	12/20/2030	9,273	9,235	9,198	0.29%
PRGX Global, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.23%	9/25/2025	12/20/2030	3,960	3,946	3,928	0.12%
							$22,808	$22,274	0.70%

Cargo Ground Transportation
Channelside AcquisitionCo, Inc. 2024 Refinancing Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.57%	9/28/2026	6/30/2028	$9,661	$9,288	$9,288	0.29%
Quality Distribution LLC Revolving Credit Facility	(3)(4)(5)(7)	6M SOFR + 6.00% / 1.00%	10.27%	9/28/2026	9/28/2032	846	845	845	0.03%
							$10,133	$10,133	0.32%

Commodity Chemicals
Hultec Buyer, LLC Initial Term A Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.50% / 1.00%	9.41%	6/2/2026	3/31/2029	$470	$469	$469	0.01%
Hultec Buyer, LLC Term Loan A	(3)(4)(5)(7)(18)	3M SOFR + 5.50% / 1.00%	9.41%	9/22/2023	3/31/2029	1,496	1,479	1,492	0.05%
Hultec Buyer, LLC Term Loan A	(3)(4)(5)(7)(12)(18)	3M SOFR + 5.50% / 1.00%	9.41%	1/15/2025	3/31/2029	3,206	3,165	3,197	0.10%
							$5,113	$5,158	0.16%

Communications Equipment
TMSC OpCo, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 6.50% / 1.00%	10.35%	5/29/2026	4/30/2028	$656	$650	$656	0.02%
TMSC OpCo, LLC Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.50% / 1.00%	10.40%	8/19/2025	4/30/2028	1,772	1,759	1,768	0.06%
TMSC OpCo, LLC Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 6.50% / 1.00%	10.40%	9/23/2025	4/30/2028	3,581	3,581	3,573	0.11%
							$5,990	$5,997	0.19%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Construction & Engineering
AB Centers Acquisition Corporation Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	8.94%	4/9/2026	7/2/2031	$517	$513	$514	0.02%
AB Centers Acquisition Corporation Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	9.15%	4/9/2026	7/2/2031	5,807	5,753	5,760	0.18%
AB Centers Acquisition Corporation Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/9/2026	7/2/2031	-	(4)	(3)	0.00%
Accordion Partners LLC Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.00% / 0.75%	8.98%	11/14/2024	11/17/2031	1,815	1,802	1,815	0.06%
Accordion Partners LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/14/2024	11/17/2031	-	(7)	-	0.00%
Accordion Partners LLC Second Amendment Term B-1 Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	8.98%	3/17/2026	11/17/2031	2,937	2,919	2,937	0.09%
Accordion Partners LLC Second Amendment Term B-1 Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 0.75%	8.98%	3/17/2026	11/17/2031	3,864	3,840	3,864	0.12%
Accordion Partners LLC Second Amendment Term B-1 Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	8.98%	3/17/2026	11/17/2031	4,047	4,025	4,047	0.13%
Accordion Partners LLC Second Amendment Term B-2 Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	8.98%	12/16/2025	11/17/2031	5,434	5,424	5,422	0.17%
Arcline Liberty Buyer LLC Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 4.75% / 0.75%	8.53%	12/1/2025	12/1/2032	2,249	2,249	2,223	0.07%
Arcline Liberty Buyer LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.48%	12/1/2025	12/1/2032	7,850	7,850	7,835	0.25%
Arcline Liberty Buyer LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/1/2025	12/1/2032	-	-	(3)	0.00%
ASP Global Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.25% / 1.00%	9.15%	8/8/2024	7/31/2029	1,507	1,499	1,505	0.05%
ASP Global Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 1.00%	9.15%	8/8/2024	7/31/2029	1,854	1,844	1,827	0.06%
ASP Global Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 1.00%	9.15%	1/15/2025	7/31/2029	3,242	3,224	3,194	0.10%
ASP Global Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/8/2024	7/31/2029	-	(4)	(1)	0.00%
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	(4)(5)(7)(18)(19)	1M SOFR + 6.50% / 0.75%	10.39% / 1.00%	12/22/2023	1/31/2029	482	481	432	0.01%
Atlantic Pipe Services, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.50% / 1.00%	8.23%	12/1/2025	12/1/2031	99	70	75	0.00%
Atlantic Pipe Services, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.23%	12/1/2025	12/1/2031	4,593	4,541	4,552	0.14%
Barricade Holdings LLC Delayed Draw Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 4.75% / 1.00%	8.54%	9/14/2026	9/30/2030	5,401	5,374	5,368	0.17%
Barricade Holdings LLC First Amendment Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 1.00%	8.65%	2/27/2026	9/30/2030	5,118	5,094	5,087	0.16%
Barricade Holdings LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.75% / 1.00%	8.65%	6/12/2026	9/30/2030	168	163	163	0.01%
Barricade Holdings LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	6/12/2026	9/30/2030	-	(35)	(38)	0.00%
Best Roofing Services LLC Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.07%	4/1/2024	4/2/2029	1,142	1,129	1,001	0.03%
Best Roofing Services LLC Closing Date Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	10.07%	9/23/2025	4/2/2029	3,937	3,875	3,449	0.11%
Best Roofing Services LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 6.00% / 1.00%	10.07%	10/16/2024	4/2/2029	716	716	605	0.02%
Brightmore Brands LLC Original Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.38% / 1.50%	9.11%	8/4/2025	9/10/2029	2,539	2,507	2,501	0.08%
Brightmore Brands LLC Original Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.38% / 1.50%	9.11%	1/15/2025	9/10/2029	3,333	3,297	3,284	0.10%
Brightmore Brands LLC Original Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.38% / 1.50%	9.11%	9/23/2025	9/10/2029	3,922	3,873	3,863	0.12%
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(4)(5)(7)(19)	1M SOFR + 8.00% / 1.50%	12.00% / 1.50%	11/20/2025	11/27/2028	1,390	1,375	1,119	0.04%
Campany Roof Maintenance, LLC Delayed Draw Term Loan	(4)(5)(7)(12)(19)	1M SOFR + 8.00% / 1.50%	12.00% / 1.50%	1/15/2025	11/27/2028	2,850	2,825	2,294	0.07%
Chronicle Parent, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	8.78%	4/22/2025	4/15/2031	1,089	1,084	1,089	0.03%
Chronicle Parent, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.75%	4/22/2025	4/15/2031	16,000	15,938	16,000	0.51%
Chronicle Parent, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/22/2025	4/15/2031	-	(7)	-	0.00%
Consor Intermediate II, LLC Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	9/28/2026	5/9/2031	-	(1)	(1)	0.00%
Consor Intermediate II, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.00%	8.57%	9/28/2026	5/9/2031	1,639	1,607	1,607	0.05%
Consor Intermediate II, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.50% / 0.00%	8.57%	9/28/2026	5/9/2031	72	70	70	0.00%
CraneTech USA Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 0.75%	8.76%	6/30/2026	6/17/2032	2,562	2,468	2,464	0.08%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
CraneTech USA Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	8.98%	6/30/2026	6/17/2032	13,736	13,600	13,598	0.43%
CraneTech USA Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/30/2026	6/17/2032	-	(23)	(25)	0.00%
CRH Healthcare Purchaser, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/16/2025	9/17/2031	-	(26)	(3)	0.00%
CRH Healthcare Purchaser, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/16/2025	9/17/2031	-	(10)	(1)	0.00%
CRH Healthcare Purchaser, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.33%	9/16/2025	9/17/2031	6,759	6,701	6,686	0.21%
CRH Healthcare Purchaser, Inc. Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.33%	9/16/2025	9/17/2031	6,759	6,701	6,686	0.21%
CT Technologies Intermediate Holdings, Inc. 2025-B Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 0.75%	8.65%	8/12/2025	9/2/2031	5,446	5,438	5,446	0.17%
CT Technologies Intermediate Holdings, Inc. 2025-B Special Purpose Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.00% / 0.75%	0.00%	8/12/2025	9/2/2031	-	-	-	0.00%
DCCM, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.75% / 0.75%	8.65%	6/24/2025	6/24/2032	139	100	139	0.00%
DCCM, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 0.75%	8.65%	6/24/2025	6/24/2032	3,522	3,492	3,493	0.11%
DCCM, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 0.75%	8.65%	8/1/2025	6/24/2032	1,975	1,959	1,959	0.06%
DCCM, LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.75% / 0.75%	8.65%	9/17/2025	6/24/2032	3,950	3,916	3,917	0.12%
DCCM, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 0.50% / 0.75%	0.50%	6/24/2025	6/24/2032	-	(15)	-	0.00%
Dentive, LLC Delayed Draw Term Loan	(4)(5)(7)(10)(19)	3M SOFR + 7.25% / 0.75%	11.32% / 4.25%	11/26/2024	12/22/2028	2,380	2,364	2,356	0.07%
Dentive, LLC Initial Term Loan	(4)(5)(7)(10)(19)	3M SOFR + 7.25% / 0.75%	11.32% / 4.25%	12/17/2024	12/22/2028	1,307	1,301	1,292	0.04%
Dentive, LLC Initial Term Loan	(4)(5)(7)(12)(19)	3M SOFR + 7.25% / 0.75%	11.32% / 4.25%	1/15/2025	12/22/2028	3,485	3,459	3,445	0.11%
Dentive, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)(19)	3M SOFR + 7.25% / 0.75%	11.32%	8/16/2024	12/22/2028	14	11	14	0.00%
Diverzify Intermediate LLC 25th Amendment Term Loan	(4)(5)(7)(9)(26)(27)	3M SOFR + 0.00% / 1.00%	0.00%	5/18/2026	4/30/2030	1,052	1,052	715	0.02%
Diverzify Intermediate LLC Second Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(9)(18)(19)	3M SOFR + 7.75% / 1.00%	11.81%	5/18/2026	5/11/2027	347	346	328	0.01%
Diverzify Intermediate LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(9)(18)(19)	3M SOFR + 7.75% / 1.00%	11.83%	5/18/2026	5/11/2027	3,012	2,997	2,846	0.09%
Diverzify Intermediate LLC Seventeenth Amendment Roll Up Priority Term Loan	(4)(5)(7)(9)(18)(19)	FIXED + 12.00% / 0.00%	12.00% / 1.00%	3/25/2026	3/23/2033	165	163	149	0.00%
Durare Bidco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 0.50%	8.66%	8/7/2025	8/9/2032	2,585	2,571	2,565	0.08%
Durare Bidco, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.50%	8.51%	8/7/2025	8/9/2032	6,477	6,447	6,407	0.20%
Durare Bidco, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.50%	8.51%	8/7/2025	8/9/2032	6,477	6,447	6,407	0.20%
Durare Bidco, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%	8/7/2025	8/9/2032	-	(7)	(10)	0.00%
Einstein Parent, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/22/2025	1/22/2031	-	(15)	(8)	0.00%
Einstein Parent, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	8.98%	1/22/2025	1/22/2031	9,688	9,541	9,421	0.30%
ESP Associates, Inc. Delayed Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.25% / 1.50%	9.09%	4/14/2026	4/14/2031	3,831	3,791	3,788	0.12%
ESP Associates, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	4/14/2026	4/14/2031	-	(11)	(12)	0.00%
ESP Associates, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.50%	9.24%	4/14/2026	7/24/2028	3,043	3,016	3,017	0.10%
ESP Associates, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.50%	9.24%	7/20/2023	7/24/2028	1,454	1,443	1,442	0.05%
ESP Associates, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.50%	9.24%	1/15/2025	7/24/2028	3,242	3,209	3,215	0.10%
ESP Associates, Inc. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.50%	9.24%	4/24/2026	7/24/2028	4,733	4,668	4,693	0.15%
Frontline Road Safety Operations, LLC Amendment No. 1 Delayed Draw Term Loan	(4)(5)(7)(10)(19)	1M SOFR + 5.00% / 0.00%	8.90% / 2.25%	8/5/2026	3/4/2032	3,710	3,667	3,666	0.12%
Frontline Road Safety Operations, LLC Amendment No. 2 Delayed Draw Term Loan	(3)(4)(5)(7)(19)	1M SOFR + 5.00% / 0.00%	8.90%	8/5/2026	3/4/2032	9,743	9,632	9,627	0.30%
Frontline Road Safety Operations, LLC Amendment No. 3 Incremental Term Loan	(4)(5)(7)(10)(19)	1M SOFR + 5.00% / 0.00%	8.90% / 2.25%	8/5/2026	3/4/2032	5,146	5,087	5,084	0.16%
Frontline Road Safety Operations, LLC Delayed Draw Term Loan	(4)(5)(7)(10)(19)	1M SOFR + 5.00% / 0.00%	8.90% / 2.25%	8/5/2026	3/4/2032	2,211	2,186	2,185	0.07%
Frontline Road Safety Operations, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 0.00%	8.65%	8/5/2026	3/4/2032	138	123	122	0.00%
Frontline Road Safety Operations, LLC Initial Term Loan 3/25	(4)(5)(7)(10)(19)	1M SOFR + 5.00% / 0.00%	8.90% / 2.25%	8/5/2026	3/4/2032	7,776	7,687	7,683	0.24%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.00% / 1.00%	8.78%	5/7/2024	10/7/2028	687	667	683	0.02%
G-A-I Consultants, Inc. First Amendment Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.78%	5/7/2024	10/7/2028	2,894	2,870	2,854	0.09%
G-A-I Consultants, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/7/2024	10/7/2028	-	(5)	(1)	0.00%
Galloway & Company, LLC 2026 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/14/2026	5/5/2031	-	-	-	0.00%
Galloway & Company, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.76%	8/14/2026	5/5/2031	4,776	4,776	4,776	0.15%
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.50% / 1.00%	9.34%	8/7/2024	8/1/2030	1,295	1,288	1,295	0.04%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.36%	12/16/2024	8/1/2030	1,254	1,241	1,241	0.04%
Heritage Foodservice Investment, LLC First Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.36%	1/15/2025	8/1/2030	3,340	3,310	3,305	0.10%
Heritage Foodservice Investment, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/7/2024	8/1/2030	-	(5)	-	0.00%
HP RSS Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.82%	4/17/2024	12/11/2029	667	665	666	0.02%
HP RSS Buyer, Inc. General Purpose Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	4/17/2024	12/11/2029	429	427	429	0.01%
HP RSS Buyer, Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 4.75% / 0.75%	8.47%	7/2/2025	12/11/2029	477	473	475	0.02%
HP RSS Buyer, Inc. Special Purpose Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	4/17/2024	12/11/2029	142	142	142	0.00%
Livewire Acquisition, Inc. Amendment No. 1 Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.65%	9/10/2026	12/31/2032	22,466	22,244	22,241	0.70%
Livewire Acquisition, Inc. Amendment No. 1 Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/10/2026	12/31/2032	-	(75)	(75)	0.00%
MKD Electric, LLC First Amendment Term Loan B	(3)(4)(5)(7)	3M SOFR + 6.50% / 1.25%	10.23%	3/31/2026	5/31/2029	4,219	4,145	4,141	0.13%
MKD Electric, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 6.25% / 1.25%	9.93%	6/3/2024	5/31/2029	664	648	664	0.02%
MKD Electric, LLC Sea-Tac Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.25%	9.93%	3/3/2025	5/31/2029	2,561	2,526	2,522	0.08%
MKD Electric, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.25%	9.93%	1/1/2025	5/31/2029	4,584	4,530	4,503	0.14%
MKD Electric, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 1.25%	9.93%	1/15/2025	5/31/2029	3,349	3,305	3,290	0.10%
MKD Electric, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 6.25% / 1.25%	9.93%	9/24/2025	5/31/2029	3,917	3,856	3,847	0.12%
Model N, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	7/9/2024	6/27/2031	5,598	5,555	5,513	0.17%
Model N, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.70%	7/9/2024	6/27/2031	580	577	577	0.02%
Model N, Inc. Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.25% / 0.75%	0.25%	7/9/2024	6/27/2031	-	(4)	(3)	0.00%
MOREgroup Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	9.82%	7/12/2024	1/16/2030	1,146	1,135	1,126	0.04%
MOREgroup Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.82%	1/15/2025	1/16/2030	3,242	3,210	3,187	0.10%
OSR Opco LLC Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.50% / 1.50%	9.35%	10/25/2024	3/15/2029	1,054	1,038	1,039	0.03%
OSR Opco LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 1.50%	9.40%	3/15/2024	3/15/2029	1,860	1,847	1,837	0.06%
OSR Opco LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.50%	9.40%	1/15/2025	3/15/2029	3,340	3,314	3,298	0.10%
OSR Opco LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 1.50%	9.30%	12/18/2025	3/15/2029	1,190	1,173	1,169	0.04%
PGI Parent LLC First Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 1.00%	8.25%	4/3/2026	12/31/2031	11,683	11,461	11,466	0.36%
PGI Parent LLC First Amendment Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.50% / 1.00%	8.25%	9/14/2026	12/31/2031	7,980	7,820	7,832	0.25%
PGI Parent LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 1.00%	8.57%	7/24/2026	12/31/2031	3,109	3,087	3,086	0.10%
PGI Parent LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.57%	12/31/2025	12/31/2031	5,239	5,193	5,200	0.16%
PGI Parent LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.00% / 1.00%	9.02%	12/30/2025	12/31/2031	920	907	909	0.03%
Puris LLC Term Loan	(3)(4)(5)(7)(10)(18)	3M SOFR + 5.75% / 1.00%	9.77%	6/28/2024	6/30/2031	306	304	301	0.01%
Puris LLC Term Loan	(3)(4)(5)(7)(12)(18)	3M SOFR + 5.75% / 1.00%	9.77%	1/15/2025	6/30/2031	3,340	3,297	3,281	0.10%
Puris LLC Term Loan	(3)(4)(5)(7)(13)(18)	3M SOFR + 5.75% / 1.00%	9.77%	9/17/2025	6/30/2031	3,948	3,898	3,879	0.12%
Security Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	3/27/2026	3/31/2032	-	(1)	-	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Security Buyer, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.50%	9.57%	3/27/2026	3/31/2032	565	557	558	0.02%
Security Buyer, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	3/27/2026	3/31/2032	-	(2)	(2)	0.00%
Soteria Flexibles Corp Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.48%	8/14/2026	8/15/2029	8,909	8,563	8,553	0.27%
Soteria Flexibles Corp Revolving Credit	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 1.00%	8.48%	8/14/2026	8/15/2029	482	308	300	0.01%
Soteria Flexibles Corp Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.82%	8/14/2026	8/15/2029	4,024	3,868	3,863	0.12%
Soteria Flexibles Corp Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 4.75% / 1.00%	8.82%	8/14/2026	8/15/2029	12,468	11,986	11,969	0.38%
Tricor, LLC Amendment No. 6 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.25% / 1.00%	9.14%	8/8/2025	8/8/2031	3,849	3,807	3,838	0.12%
Tricor, LLC Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 1.00%	9.25%	8/8/2025	8/8/2031	345	342	341	0.01%
Tricor, LLC Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.25% / 1.00%	9.25%	1/27/2026	8/8/2031	4,048	4,015	4,002	0.13%
Tricor, LLC Amendment No.5 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	9.25%	4/4/2025	8/8/2031	352	343	351	0.01%
Tricor, LLC Amendment No.5 Delayed Draw Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 1.00%	9.25%	4/4/2025	8/8/2031	288	281	287	0.01%
Tricor, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)(18)	3M SOFR + 5.25% / 1.00%	9.43%	11/5/2024	8/8/2031	1,165	1,153	1,164	0.04%
Tricor, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/5/2024	8/8/2031	-	(8)	(1)	0.00%
Tricor, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 1.00%	9.25%	1/15/2025	8/8/2031	3,101	3,069	3,095	0.10%
Valkyrie Buyer, LLC Delayed Draw Term Loan F	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.40% / 0.75%	9.21%	12/18/2025	5/6/2031	3,829	3,787	3,768	0.12%
Valkyrie Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 0.75%	9.23%	12/18/2025	5/6/2030	63	48	40	0.00%
Valkyrie Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 0.75%	9.23%	5/3/2024	5/6/2030	56	52	49	0.00%
Valkyrie Buyer, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.57%	9/24/2026	5/6/2031	6,781	6,683	6,672	0.21%
Valkyrie Buyer, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.57%	5/3/2024	5/6/2031	3,348	3,302	3,294	0.10%
Valkyrie Buyer, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.57%	4/30/2026	5/6/2031	4,852	4,779	4,774	0.15%
Valkyrie Buyer, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.57%	1/15/2025	5/6/2031	3,242	3,206	3,190	0.10%
Valkyrie Midco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.00% / 0.00%	0.00%	9/24/2026	12/31/2032	-	(51)	(51)	0.00%
Vertex Service Partners, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(19)	3M SOFR + 6.00% / 0.75%	10.07%	9/30/2024	11/8/2030	328	328	326	0.01%
Vertex Service Partners, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)(19)	3M SOFR + 6.00% / 0.75%	10.07%	1/15/2025	11/8/2030	3,380	3,380	3,362	0.11%
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)(19)	3M SOFR + 5.63% / 1.00%	9.99%	10/1/2024	11/8/2030	890	868	860	0.03%
Vertex Service Partners, LLC Revolving Facility	(3)(4)(5)(6)(7)(18)	3M SOFR + 6.00% / 0.75%	10.07%	9/30/2024	11/8/2030	370	370	368	0.01%
Vertex Service Partners, LLC Term Loan	(3)(4)(5)(7)(19)	3M SOFR + 6.00% / 0.75%	10.07%	12/22/2023	11/8/2030	1,927	1,912	1,894	0.06%
Vital Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.57%	12/20/2024	8/7/2030	2,156	2,132	2,115	0.07%
Vital Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.57%	1/15/2025	8/7/2030	3,242	3,195	3,181	0.10%
Vital Purchaser, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/7/2024	8/7/2030	-	20	-	0.00%
							$403,511	$401,107	12.63%

Distributors
PT Intermediate Holdings III, LLC 2024 Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 4.75% / 0.00%	8.82%	9/28/2026	4/9/2030	$8,624	$8,509	$8,509	0.27%
RPM Purchaser, Inc. Delayed Draw Term Loan B	(3)(4)(5)(7)	3M SOFR + 6.25% / 2.00%	10.59%	11/5/2025	9/11/2028	773	764	773	0.02%
RPM Purchaser, Inc. Delayed Draw Term Loan B	(3)(4)(5)(7)	3M SOFR + 6.25% / 2.00%	10.59%	9/27/2023	9/11/2028	533	526	533	0.02%
RPM Purchaser, Inc. Effective Date Term Loan B	(3)(4)(5)(7)	3M SOFR + 6.25% / 2.00%	10.59%	9/27/2023	9/11/2028	561	547	556	0.02%
RPM Purchaser, Inc. Effective Date Term Loan B	(3)(4)(5)(7)(12)	3M SOFR + 6.25% / 2.00%	10.59%	1/15/2025	9/11/2028	3,198	3,151	3,169	0.10%
							$13,497	$13,540	0.43%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Diversified Capital Markets
Aptive Environmental, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	10/15/2025	10/15/2032	$-	$(6)	$(1)	0.00%
Aptive Environmental, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.75% / 0.75%	8.65%	10/15/2025	10/15/2032	234	221	232	0.01%
Aptive Environmental, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 0.75%	8.65%	10/15/2025	10/15/2032	8,295	8,222	8,203	0.26%
Aptive Environmental, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 0.75%	8.65%	10/15/2025	10/15/2032	8,295	8,222	8,203	0.26%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)(18)	6M SOFR + 5.25% / 1.00%	8.93%	11/15/2024	11/4/2030	4,081	4,052	4,031	0.13%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)(12)(18)	6M SOFR + 5.25% / 1.00%	8.93%	1/15/2025	11/4/2030	2,897	2,875	2,861	0.09%
Principal Lighting Group, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)(13)(18)	6M SOFR + 5.25% / 1.00%	8.93%	9/24/2025	11/4/2030	3,868	3,835	3,820	0.12%
Principal Lighting Group, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/15/2024	11/4/2030	-	(11)	(4)	0.00%
Straine Dental Management, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 7.24% / 2.00%	11.11%	2/27/2026	11/25/2030	362	336	340	0.01%
Straine Dental Management, LLC Term Loan A	(3)(4)(5)(7)	1M SOFR + 7.42% / 2.00%	11.21%	2/27/2026	11/25/2030	383	386	380	0.01%
Straine Dental Management, LLC Term Loan A	(3)(4)(5)(7)(14)	1M SOFR + 7.42% / 2.00%	11.21%	9/14/2026	11/25/2030	8,000	7,925	7,942	0.25%
							$36,057	$36,007	1.14%

Diversified Chemicals
Opta Inc. 2024 Incremental Delayed Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.75% / 1.50%	10.85%	5/24/2024	11/9/2028	$1,715	$1,680	$1,715	0.05%
Opta Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.75% / 1.50%	10.77%	1/15/2025	11/8/2028	3,340	3,320	3,313	0.10%
Opta Inc. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 6.75% / 1.50%	10.77%	9/17/2025	11/8/2028	3,468	3,440	3,440	0.11%
V Global Holdings LLC Initial Term Loan	(3)(4)(5)(7)(18)(19)	3M SOFR + 5.75% / 0.75%	9.55%	8/1/2023	1/2/2029	4,893	4,882	4,646	0.15%
							$13,322	$13,114	0.41%

Diversified Financial Services
C3 AcquisitionCo, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	12/19/2024	11/26/2030	$-	$(8)	$-	0.00%
Convera International Financial S.a r.l. Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.97%	6/28/2023	3/1/2030	2,910	2,872	2,859	0.09%
Convera International Financial S.a r.l. Incremental Term Loan 2024	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.97%	11/15/2024	3/1/2030	398	394	392	0.01%
Equinox Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/9/2025	7/28/2031	-	(6)	(1)	0.00%
Equinox Buyer, LLC Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 1.00%	9.04%	11/18/2025	7/28/2031	5,403	5,359	5,345	0.17%
Foundation Risk Partners, Corp. Amendment No. 4 Delayed Draw Term Loan (First Lien)	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.82%	7/22/2026	10/29/2030	1,490	1,474	1,473	0.05%
Foundation Risk Partners, Corp. Amendment No.3 Term Loan (First Lien)	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.82%	7/22/2026	10/29/2030	4,185	4,152	4,151	0.13%
Foundation Risk Partners, Corp. Amendment No.5 Delayed Draw Term Loan (First Lien)	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.82%	7/22/2026	10/29/2030	1,364	1,359	1,359	0.04%
Foundation Risk Partners, Corp. Initial Term Loan (First Lien)	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.82%	7/22/2026	10/29/2030	511	509	509	0.02%
Foundation Risk Partners, Corp. Effective Date Delayed Draw Term Loan (First Lien)	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.82%	7/22/2026	10/29/2030	2,900	2,881	2,880	0.09%
Foundation Risk Partners, Corp. Revolver	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 0.75%	8.61%	7/22/2026	10/29/2029	379	377	377	0.01%
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(8)(18)	3M SOFR + 5.50% / 1.00%	9.25%	7/18/2025	8/31/2028	-	35	-	0.00%
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.50% / 1.00%	9.32%	12/8/2025	8/31/2028	5,941	5,890	5,941	0.19%
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(14)(18)	3M SOFR + 5.50% / 1.00%	9.32%	9/14/2026	8/31/2028	6,907	6,854	6,907	0.22%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
HHS Buyer, Inc. First Incremental Amendment Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.26%	7/18/2025	8/31/2028	2,050	2,036	2,034	0.06%
HHS Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 0.50% / 1.00%	0.50%	7/18/2025	8/31/2028	-	(20)	-	0.00%
HHS Buyer, Inc. Third Incremental Amendment Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 5.50% / 1.00%	9.57%	5/21/2026	8/31/2028	3,980	3,963	3,953	0.13%
Lido Advisors, LLC Eighth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.82%	11/18/2025	5/10/2032	171	170	171	0.01%
Lido Advisors, LLC Eighth Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 4.75% / 1.00%	8.57%	5/9/2025	5/10/2032	1,147	1,138	1,147	0.04%
Lido Advisors, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 4.75% / 1.00%	8.66%	6/28/2023	5/10/2032	1,690	1,658	1,690	0.05%
Lido Advisors, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.63% / 1.00%	8.70%	5/9/2025	5/10/2032	160	158	160	0.01%
Lido Advisors, LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(11)(18)	3M SOFR + 4.75% / 1.00%	8.47%	11/14/2025	5/10/2032	1,985	1,959	1,985	0.06%
Lido Advisors, LLC Tenth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	9.05%	7/28/2026	5/10/2032	12	7	7	0.00%
Socket Holdings Corporation 2026 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.75% / 0.75%	8.64%	1/30/2026	3/31/2031	8,066	7,964	7,876	0.25%
Socket Holdings Corporation Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	9.15%	5/12/2025	3/31/2031	1,444	1,422	1,440	0.05%
Socket Holdings Corporation IdeaTek Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 0.75%	9.15%	8/1/2025	3/31/2031	1,793	1,770	1,770	0.06%
Socket Holdings Corporation Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	5/12/2025	3/31/2031	-	(4)	(1)	0.00%
Socket Holdings Corporation Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 0.75%	9.15%	8/1/2025	3/31/2031	1,817	1,794	1,785	0.06%
							$56,157	$56,209	1.80%

Diversified Metals & Mining
G-3 Musketeers Acquisition, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/24/2026	7/26/2032	$-	$(56)	$(57)	0.00%
G-3 Musketeers Acquisition, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 0.75%	9.15%	7/24/2026	7/26/2032	5,889	5,801	5,801	0.18%
G-3 Musketeers Acquisition, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/24/2026	7/26/2032	-	(17)	(17)	0.00%
							$5,728	$5,727	0.18%

Diversified Real Estate Activities
Blue River Petcare Group, LLC 2026 Additional Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.00%	8.76%	2/12/2026	8/1/2029	$1,273	$1,273	$1,269	0.04%
Blue River Petcare Group, LLC 2026 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 1.00% / 0.00%	1.00%	2/12/2026	8/1/2029	-	(39)	(32)	0.00%
Blue River Petcare Group, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	2/12/2026	8/1/2029	-	(7)	(6)	0.00%
							$1,227	$1,231	0.04%

Diversified Support Services
ACAMS Holdings, Inc. Refinancing Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.00% / 0.00%	8.90%	9/28/2026	12/30/2031	$46	$40	$40	0.00%
ACAMS Holdings, Inc. Refinancing Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 0.00%	9.07%	9/28/2026	12/30/2031	3,903	3,869	3,869	0.12%
Accent Building Materials Holdings LLC Term B Delayed Term Loan	(3)(4)(5)(7)	1M SOFR + 6.25% / 1.00%	9.99%	8/10/2023	8/6/2029	898	871	898	0.03%
Accent Building Materials Holdings LLC Term Loan B	(3)(4)(5)(7)	1M SOFR + 6.25% / 1.00%	9.99%	8/10/2023	8/6/2029	629	594	619	0.02%
Accent Building Materials Holdings LLC Term Loan B	(3)(4)(5)(7)(12)	1M SOFR + 6.25% / 1.00%	9.99%	1/15/2025	8/6/2029	3,300	3,234	3,252	0.10%
Arden Insurance Services LLC Revolving Credit	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.00% / 1.00%	9.24%	12/6/2024	11/26/2030	1,294	1,283	1,275	0.04%
Arden Insurance Services LLC Term A Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.07%	12/6/2024	11/26/2030	4,332	4,300	4,279	0.14%
Arden Insurance Services LLC Term A Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.07%	1/15/2025	11/26/2030	3,242	3,219	3,203	0.10%
Arden Insurance Services LLC Term A Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.07%	9/24/2025	11/26/2030	3,985	3,952	3,937	0.12%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	(3)(4)(5)(6)(7)(18)	6M SOFR + 5.00% / 1.00%	8.77%	12/15/2023	11/19/2030	830	816	827	0.03%
Cypress Services Group, LLC Initial Term Loan	(3)(4)(5)(7)(9)	1M SOFR + 4.75% / 0.75%	8.65%	10/2/2025	1/3/2031	4,950	4,916	4,871	0.15%
Empower Payments Investor, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	2/19/2026	3/12/2031	-	(4)	(8)	0.00%
Empower Payments Investor, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.57%	2/19/2026	3/12/2031	3,996	3,979	3,962	0.13%
Empower Payments Investor, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.57%	10/21/2025	3/12/2031	2,377	2,357	2,361	0.07%
Empower Payments Investor, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.57%	10/21/2025	3/12/2031	7,902	7,834	7,773	0.25%
FLS Holding, Inc. Term B Loan (FLS Transportation Services)	(3)(4)(5)(7)(19)	3M SOFR + 5.25% / 1.00%	9.47%	7/7/2023	12/15/2028	5,025	4,995	4,246	0.13%
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 1.00% / 1.00%	1.00%	2/20/2026	12/31/2030	-	(26)	(28)	0.00%
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Third Amendment Revolving Loan	(3)(4)(5)(6)(7)(8)(18)	1M SOFR + 0.50% / 1.00%	0.50%	2/20/2026	12/31/2030	-	(8)	(8)	0.00%
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Third Amendment Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 1.00%	8.76%	2/20/2026	12/31/2030	18,974	18,806	18,797	0.60%
KNPC Holdco, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	8.75%	7/10/2026	7/8/2033	21,850	21,741	21,741	0.69%
KNPC Holdco, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 0.75%	8.75%	8/24/2026	7/8/2033	4,150	4,129	4,129	0.13%
MIV Buyer, LLC Term A Loan	(3)(4)(5)(7)(9)	3M SOFR + 4.75% / 0.75%	8.82%	10/15/2025	9/19/2031	5,955	5,904	5,893	0.19%
PC Pest Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.13% / 1.00%	9.04%	8/20/2026	6/20/2030	5,843	5,830	5,830	0.18%
PC Pest Buyer, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.06%	8/20/2026	6/20/2030	1,935	1,931	1,930	0.06%
PC Pest Buyer, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 1.00%	0.50%	8/20/2026	6/20/2030	-	(3)	(3)	0.00%
PrimeFlight Acquisition, LLC Amendment No. 5 Additional Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	8.98%	1/21/2025	5/1/2029	1,273	1,270	1,269	0.04%
PrimeFlight Acquisition, LLC Amendment No. 7 Additional Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.07%	7/31/2025	5/1/2029	537	534	533	0.02%
PrimeFlight Acquisition, LLC Amendment No. 7 Additional Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.07%	9/24/2025	5/1/2029	572	568	567	0.02%
PrimeFlight Acquisition, LLC Amendment No. 8 Additional Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.51%	11/20/2025	5/1/2029	742	737	736	0.02%
PrimeFlight Acquisition, LLC Amendment No. 9 Additional Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.50%	2/4/2026	5/1/2029	3,053	3,038	3,040	0.10%
PrimeFlight Acquisition, LLC Amendment No.4 Additional Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.32%	7/9/2024	5/1/2029	625	622	620	0.02%
Primeflight Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.31%	1/15/2025	5/1/2029	3,241	3,223	3,215	0.10%
Primeflight Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.31%	9/25/2025	5/1/2029	3,541	3,516	3,512	0.11%
SCP WQS Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 0.50%	8.91%	6/30/2026	6/30/2033	344	343	344	0.01%
SCP WQS Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.50%	8.73%	6/30/2026	6/30/2033	15,129	15,129	15,129	0.48%
SCP WQS Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%	6/30/2026	6/30/2033	-	-	-	0.00%
Visu-Sewer, LLC Initial Term Loan	(3)(4)(5)(7)(9)	6M SOFR + 6.25% / 1.00%	10.14%	2/9/2024	11/8/2029	4,863	4,823	4,830	0.15%
W. A. Kendall And Company, LLC Incremental Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 5.75% / 1.00%	10.09%	5/29/2024	4/22/2030	2,920	2,893	2,882	0.09%
W.A. Kendall and Company, LLC Initial Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 5.88% / 1.00%	10.21%	5/1/2023	4/22/2030	4,797	4,773	4,765	0.15%
Wharf Street Ratings Acquisition LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	9/16/2025	9/16/2032	-	(10)	(11)	0.00%
Wharf Street Ratings Acquisition LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.75%	8.40%	5/1/2026	9/16/2032	4,823	4,801	4,800	0.15%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Wharf Street Ratings Acquisition LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.50% / 0.75%	8.40%	9/16/2025	9/16/2032	7,287	7,258	7,251	0.23%
Wharf Street Ratings Acquisition LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.50% / 0.75%	8.40%	9/16/2025	9/16/2032	7,287	7,258	7,251	0.23%
Wharf Street Ratings Acquisition LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/16/2025	9/16/2032	-	(10)	(11)	0.00%
Zep Holdco Inc. Initial Term Loan (aka TL Atlas Merger)	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.07%	6/30/2025	6/30/2031	7,540	7,475	7,465	0.24%
Zep Holdco Inc. Initial Term Loan (aka TL Atlas Merger)	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.07%	7/31/2025	6/30/2031	5,650	5,603	5,594	0.18%
Zep Holdco Inc. Revolving Credit Loan (aka TL Atlas Merger)	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/30/2025	6/30/2031	-	(20)	(24)	0.00%
							$178,383	$177,442	5.62%

Education Services
Cambium Learning Group, Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.33%	7/12/2023	7/20/2028	$5,806	$5,778	$5,766	0.18%
Endeavor Schools Delayed Draw Term Loan A	(3)(4)(5)(6)(7)(8)	1M SOFR + 1.00% / 0.00%	1.00%	9/28/2026	7/18/2029	-	(31)	(31)	0.00%
Endeavor Schools Delayed Draw Term Loan B	(3)(4)(5)(6)(7)(8)	1M SOFR + 1.00% / 0.00%	1.00%	9/28/2026	7/18/2029	-	(47)	(47)	0.00%
Endeavor Schools Unitranche	(3)(4)(5)(7)	3M SOFR + 5.33% / 0.00%	11.58%	9/28/2026	9/28/2032	3,691	3,265	3,265	0.10%
mPulse Mobile, Inc. Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	8/29/2025	8/26/2032	-	(9)	(13)	0.00%
mPulse Mobile, Inc. Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/29/2025	8/26/2032	-	(13)	(20)	0.00%
mPulse Mobile, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	8/29/2025	8/26/2032	7,215	7,168	7,146	0.23%
mPulse Mobile, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.82%	8/29/2025	8/26/2032	7,215	7,168	7,146	0.23%
							$23,279	$23,212	0.74%

Electric Utilities
Power Services Purchaser, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	8/28/2026	8/23/2032	$-	$(15)	$(15)	0.00%
Power Services Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.82%	8/28/2026	8/23/2032	6,426	6,378	6,377	0.20%
Power Services Purchaser, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/28/2026	8/23/2032	-	(9)	(9)	0.00%
							$6,354	$6,353	0.20%

Electrical Components & Equipment
Kelso Industries LLC 2026 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 5.75% / 1.00%	5.75%	7/7/2026	12/30/2029	$-	$(34)	$(43)	0.00%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.00%	9.65%	12/26/2024	12/30/2029	2,044	2,038	2,018	0.06%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	9.65%	12/26/2024	12/30/2029	1,075	1,069	1,062	0.03%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.75% / 1.00%	9.65%	9/14/2026	12/30/2029	7,948	7,876	7,850	0.25%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.75% / 1.00%	9.65%	5/21/2025	12/30/2029	3,368	3,347	3,326	0.11%
Kelso Industries LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.75% / 1.00%	9.65%	9/24/2025	12/30/2029	4,130	4,105	4,079	0.13%
Phoenix 1 Buyer Corporation Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.48%	9/28/2026	11/20/2030	1,811	1,787	1,787	0.06%
Phoenix 1 Buyer Corporation Revolving Credit	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.38% / 0.75%	0.38%	9/28/2026	11/20/2029	-	-	-	0.00%
Play Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 0.75%	9.57%	10/29/2025	10/29/2031	9,347	9,225	9,136	0.29%
Play Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 0.75%	9.57%	10/29/2025	10/29/2031	9,347	9,225	9,136	0.29%
Play Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 0.75%	9.58%	10/29/2025	10/29/2030	269	254	243	0.01%
RBFD Buyer, LLC Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.00% / 1.00%	8.90%	12/9/2024	10/31/2030	915	908	910	0.03%
RBFD Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 1.00%	8.90%	12/9/2024	10/31/2030	2,731	2,706	2,700	0.09%
RBFD Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/9/2024	10/31/2030	-	(3)	(3)	0.00%
							$42,503	$42,201	1.35%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Electronic Equipment & Instruments
Diversis Tempo HoldCo, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.75%	9.73%	8/22/2025	8/22/2031	$9,162	$9,065	$8,999	0.29%
REE Holdings III Corp. Term Loan (Rees Scientific Corporation)	(3)(4)(5)(7)(9)	1M SOFR + 5.00% / 1.00%	8.90%	5/1/2023	11/4/2028	4,671	4,641	4,671	0.15%
Spectrum Safety Solutions Purchaser, LLC Initial USD Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.00%	8.57%	9/28/2026	7/1/2031	3,499	3,465	3,465	0.11%
Spectrum Safety Solutions Purchaser, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 4.13% / 0.00%	4.13%	9/28/2026	7/1/2030	-	2	2	0.00%
							$17,173	$17,137	0.55%

Electronic Manufacturing Services
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(19)	3M SOFR + 6.50% / 1.00%	10.41%	11/5/2024	10/5/2027	$158	$158	$158	0.00%
AEP Passion Intermediate Holdings, Inc. 2023 Incremental Term A Loan	(3)(4)(5)(7)(10)(19)	3M SOFR + 6.50% / 1.00%	10.41%	1/4/2024	10/5/2027	2,648	2,637	2,648	0.08%
							$2,795	$2,806	0.08%

Environmental & Facilities Services
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.82%	6/14/2024	3/17/2027	$1,136	$1,136	$1,136	0.04%
AVW WV Buyer, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.82%	1/15/2025	3/17/2027	3,340	3,330	3,340	0.11%
AVW WV Buyer, Inc. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.82%	9/23/2025	3/17/2027	3,934	3,934	3,934	0.12%
Cornerstone Advisors of Arizona LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.48%	5/12/2025	5/13/2032	3,259	3,244	3,249	0.10%
Cornerstone Advisors of Arizona LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.48%	8/8/2025	5/13/2032	3,259	3,245	3,249	0.10%
Cornerstone Advisors of Arizona, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 1.00%	0.38%	5/12/2025	5/13/2032	-	(3)	-	0.00%
Denali Intermediate Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 0.00%	9.40%	8/26/2025	8/26/2032	15,659	15,524	15,535	0.49%
Denali Intermediate Holdings, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.42% / 0.75%	9.33%	8/25/2025	8/26/2032	473	460	473	0.02%
Elder Care Opco LLC Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 4.88% / 1.50%	8.91%	7/31/2025	7/31/2030	2,363	2,338	2,345	0.07%
Elder Care Opco LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.50%	8.82%	11/18/2025	7/31/2030	3,766	3,740	3,737	0.12%
Elder Care Opco LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	7/31/2025	7/31/2030	-	(5)	(5)	0.00%
Rotolo Consultants, Inc. Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	9.49%	12/22/2023	1/31/2031	3,089	3,082	3,051	0.10%
Rotolo Consultants, Inc. Delayed Draw Term Loan (2025)	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.00%	9.49%	1/31/2025	1/31/2031	487	486	487	0.02%
Southern Orthodontic Partners Management, LLC Eighth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/4/2026	7/27/2029	-	-	-	0.00%
Southern Orthodontic Partners Management, LLC Eighth Amendment Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/4/2026	7/27/2029	-	-	-	0.00%
Southern Orthodontic Partners Management, LLC Eighth Amendment Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 1.00%	9.07%	9/14/2026	7/27/2029	7,107	7,107	7,107	0.23%
SRP Eagle Buyer Inc Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.50%	0.00%	12/5/2025	12/8/2031	-	(56)	(49)	0.00%
SRP Eagle Buyer Inc Initial Term Loan	(3)(4)(5)(7)(10)	6M SOFR + 4.75% / 1.50%	9.01%	12/8/2025	12/8/2031	10,885	10,789	10,803	0.34%
SRP Eagle Buyer Inc Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	12/5/2025	12/8/2031	-	(22)	(20)	0.00%
W.A. Kendall and Company, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 6.01% / 1.00%	10.21%	6/25/2025	4/22/2030	377	373	373	0.01%
W.A. Kendall and Company, LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.75% / 1.00%	10.09%	6/25/2025	4/22/2030	661	635	661	0.02%
W.A. Kendall and Company, LLC Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	10.09%	8/13/2025	4/22/2030	2,279	2,258	2,260	0.07%
W.A. Kendall and Company, LLC Specified Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	10.09%	11/20/2025	4/22/2030	139	139	139	0.00%
							$61,734	$61,805	1.96%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Food Distributors
Assembled Intelligence LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.07%	10/10/2025	5/3/2029	$1,241	$1,234	$1,234	0.04%
Costanzo's Bakery, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.57%	11/14/2025	6/18/2027	393	392	393	0.01%
Costanzo's Bakery, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.57%	12/22/2023	6/18/2027	2,882	2,873	2,872	0.09%
Minds Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/29/2024	5/3/2029	-	(3)	-	0.00%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.07%	10/29/2024	5/3/2029	3,809	3,797	3,784	0.12%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.07%	1/15/2025	5/3/2029	3,341	3,325	3,319	0.11%
Minds Buyer, LLC Second Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.07%	9/23/2025	5/3/2029	4,026	4,000	4,000	0.13%
Recipe Acquisition Corp. Delayed Draw Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	9.07%	9/16/2024	7/31/2031	373	371	373	0.01%
Recipe Acquisition Corp. Revolving Credit	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 0.50% / 1.00%	0.50%	9/16/2024	7/31/2031	-	(3)	-	0.00%
Recipe Acquisition Corp. Term Loan (First Lien)	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.07%	11/17/2025	7/31/2031	319	317	319	0.01%
Recipe Acquisition Corp. Term Loan (First Lien)	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.07%	1/15/2025	7/31/2031	3,340	3,328	3,340	0.11%
Recipe Acquisition Corp. Term Loan (First Lien)	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.07%	9/19/2025	7/31/2031	3,943	3,912	3,943	0.12%
Rushmore Investment III LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.06%	6/13/2024	10/18/2030	8,289	8,169	8,204	0.26%
Rushmore Investment III LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.06%	8/1/2025	10/18/2030	3,920	3,887	3,880	0.12%
							$35,599	$35,661	1.13%

Forest Products
Pediatric Home Respiratory Services, LLC Delayed Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/23/2024	12/23/2030	$-	$(2)	$-	0.00%
Pediatric Home Respiratory Services, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/23/2024	12/23/2030	-	(3)	-	0.00%
Pediatric Home Respiratory Services, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 5.25% / 0.75%	9.04%	11/25/2025	12/23/2030	3,861	3,852	3,854	0.12%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)	6M SOFR + 5.25% / 1.00%	9.04%	12/23/2024	12/23/2030	2,129	2,124	2,099	0.07%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(10)	6M SOFR + 5.25% / 1.00%	9.04%	12/23/2024	12/23/2030	2,730	2,723	2,692	0.09%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 5.25% / 1.00%	9.04%	1/15/2025	12/23/2030	3,349	3,309	3,302	0.10%
Pediatric Home Respiratory Services, LLC Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 5.25% / 1.00%	9.04%	9/17/2025	12/23/2030	3,950	3,902	3,895	0.12%
							$15,905	$15,842	0.50%

Health Care Distributors
AmerCareRoyal, LLC Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.07%	7/13/2026	9/10/2030	$2,082	$2,061	$2,061	0.07%
AmerCareRoyal, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.07%	9/10/2024	9/10/2030	1,863	1,846	1,863	0.06%
AmerCareRoyal, LLC Delayed Draw Term Loan B	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.07%	1/31/2025	9/10/2030	1,273	1,273	1,270	0.04%
AmerCareRoyal, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.07%	12/11/2024	9/10/2030	986	979	975	0.03%
AmerCareRoyal, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.07%	1/15/2025	9/10/2030	3,341	3,318	3,300	0.10%
AmerCareRoyal, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	9.07%	9/19/2025	9/10/2030	3,663	3,630	3,619	0.11%
AmerCareRoyal, LLC U.S. Revolving Credit	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.00% / 1.00%	8.74%	9/9/2024	9/10/2030	674	643	637	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Gateway NAM Acquisition, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	9/21/2026	9/22/2032	$-	$(42)	$(42)	0.00%
Gateway NAM Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.00%	9.02%	9/21/2026	9/22/2032	15,807	15,728	15,728	0.50%
Gateway NAM Acquisition, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 0.00%	9.02%	9/21/2026	9/22/2032	651	642	642	0.02%
HEC Purchaser Corp. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/17/2024	6/17/2029	-	(7)	(9)	0.00%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(18)	6M SOFR + 5.50% / 1.00%	9.67%	8/21/2026	6/17/2029	8,335	8,258	8,239	0.26%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(10)(18)	6M SOFR + 5.50% / 1.00%	9.67%	12/10/2024	6/17/2029	892	885	881	0.03%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(11)(18)	6M SOFR + 5.50% / 1.00%	9.67%	8/6/2025	6/17/2029	7,996	7,948	7,903	0.25%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(12)(18)	6M SOFR + 5.50% / 1.00%	9.67%	8/21/2025	6/17/2029	2,987	2,983	2,952	0.09%
HEC Purchaser Corp. Term Loan A	(3)(4)(5)(7)(13)(18)	6M SOFR + 5.50% / 1.00%	9.67%	9/23/2025	6/17/2029	3,710	3,706	3,667	0.12%
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.00% / 1.00%	9.07%	3/24/2026	6/1/2030	3,118	3,089	3,084	0.10%
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.00% / 1.00%	9.07%	9/5/2025	6/1/2030	7,425	7,365	7,346	0.23%
Pareto Health Intermediate Holdings Inc. A-1 Cash Pay Term Loan	(3)(4)(5)(7)(10)(18)	3M SOFR + 5.00% / 1.00%	9.07%	12/20/2024	6/1/2030	4,640	4,605	4,590	0.15%
PK Purchaser, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.16%	12/13/2024	9/19/2029	9,042	8,959	8,943	0.28%
PK Purchaser, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.16%	1/15/2025	9/19/2029	3,340	3,318	3,304	0.11%
PK Purchaser, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.16%	9/25/2025	9/19/2029	4,212	4,179	4,165	0.13%
							$85,366	$85,118	2.70%

Health Care Equipment
Alkeme Intermediary Holdings, LLC Eleventh Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.07%	8/15/2025	5/28/2027	$4,411	$4,402	$4,409	0.14%
Alkeme Intermediary Holdings, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/15/2025	5/28/2027	-	(1)	-	0.00%
Alkeme Intermediary Holdings, LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.07%	11/20/2024	5/28/2027	4,902	4,876	4,880	0.15%
Alkeme Intermediary Holdings, LLC Tenth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.07%	11/3/2025	5/28/2027	2,660	2,646	2,658	0.08%
Artivion, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 2.00%	8.48%	4/17/2024	1/20/2031	1,059	1,056	1,059	0.03%
Artivion, Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 2.00%	8.51%	10/6/2025	1/21/2031	836	826	824	0.03%
Blades Buyer, Inc. Term A Loan	(3)(4)(5)(7)(9)	3M SOFR + 4.75% / 1.00%	8.48%	5/1/2023	3/28/2028	4,836	4,831	4,836	0.15%
Lakewood Acquisition Corporation Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	9.77%	1/29/2025	1/24/2030	2,698	2,662	2,633	0.08%
Lakewood Acquisition Corporation Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	9.77%	1/14/2026	1/24/2030	3,424	3,368	3,342	0.11%
Lakewood Acquisition Corporation Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	9.77%	9/25/2025	1/24/2030	3,907	3,843	3,813	0.12%
Lakewood Acquisition Corporation Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 6.00% / 1.00%	9.84%	1/29/2025	1/24/2030	972	937	952	0.03%
Medical Device Inc. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.07%	7/11/2023	7/11/2029	1,462	1,446	1,446	0.05%
Medical Device Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	9.07%	1/15/2025	7/11/2029	3,242	3,194	3,207	0.10%
Medical Device Inc. Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.00% / 1.00%	9.75%	7/11/2023	7/11/2029	607	607	596	0.02%
Medical Device Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.17%	1/31/2025	7/11/2029	1,444	1,432	1,430	0.05%
Medical Device Inc. Third Amendment Incremental Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/16/2025	7/11/2029	-	(4)	(4)	0.00%
Medical Device Inc. Third Amendment Incremental Term Loan	(3)(4)(5)(7)(8)	3M SOFR + 5.00% / 1.00%	8.98%	12/16/2025	7/11/2029	-	-	-	0.00%
Medical Device Inc. Third Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.98%	12/16/2025	7/11/2029	1,316	1,303	1,301	0.04%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
SunMed Group Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.42%	8/1/2023	6/16/2028	1,594	1,580	1,572	0.05%
SunMed Group Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 0.75%	9.42%	1/15/2025	6/16/2028	3,240	3,200	3,195	0.10%
Truck-Lite Co., LLC 2025 Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.48%	4/10/2026	2/13/2032	92	91	91	0.00%
Truck-Lite Co., LLC 2025 Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.48%	6/16/2025	2/13/2032	183	176	181	0.01%
Truck-Lite Co., LLC 2025 Replacement Revolving Loan	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 0.50% / 0.75%	0.50%	11/18/2024	2/13/2031	-	(10)	(12)	0.00%
Truck-Lite Co., LLC 2025 Replacement Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.48%	4/10/2026	2/13/2032	4,304	4,264	4,255	0.14%
Truck-Lite Co., LLC 2025 Replacement Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.48%	3/22/2024	2/13/2032	6,004	5,951	5,936	0.19%
Truck-Lite Co., LLC Delayed Draw Term Loan A	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.77%	11/6/2024	2/13/2032	222	220	220	0.01%
Truck-Lite Co., LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 0.75%	8.58%	6/16/2025	2/13/2032	1,053	1,018	1,023	0.03%
Truck-Lite Co., LLC Delayed Draw Term Loan C	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	6/17/2025	2/13/2032	-	(15)	(15)	0.00%
							$53,899	$53,828	1.71%

Health Care Facilities
Advanced Infusion Solutions Acquisition, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	6/4/2026	6/4/2032	$-	$(108)	$(114)	0.00%
Advanced Infusion Solutions Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.00% / 0.75%	8.90%	6/4/2026	6/4/2032	16,660	16,419	16,410	0.52%
Advanced Infusion Solutions Acquisition, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/4/2026	6/4/2032	-	(25)	(27)	0.00%
Affordable Care Second Out Term Loan & New Money First Out Delayed Draw Term Loan B1	(3)(4)(5)(7)	3M SOFR + 6.25% / 0.00%	10.33%	9/28/2026	9/28/2032	873	860	860	0.03%
Affordable Care Second Out Term Loan & New Money First Out Delayed Draw Term Loan B2	(3)(4)(5)(7)	6M SOFR + 6.00% / 0.00%	10.27%	9/28/2026	9/28/2032	1,138	1,120	1,120	0.04%
Affordable Care Takeback Holdco Term Loan	(3)(4)(5)(7)	6M SOFR + 6.25% / 0.00%	10.52%	9/28/2026	8/1/2028	1,012	1,018	1,018	0.03%
Amplify Buyer, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	9/26/2025	9/17/2032	8,933	8,893	8,898	0.28%
Amplify Buyer, Inc. Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.82%	9/26/2025	9/17/2032	8,933	8,893	8,898	0.28%
Discovery SL Management, LLC Amendment No. 8 Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 1.00%	8.65%	4/30/2026	3/18/2030	4,493	4,473	4,460	0.14%
Discovery SL Management, LLC Amendment No. 8 Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 1.00%	8.65%	6/5/2026	3/18/2030	6,664	6,619	6,614	0.21%
Discovery SL Management, LLC Closing Date Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 1.00%	8.65%	3/18/2024	3/18/2030	1,706	1,698	1,681	0.05%
Discovery SL Management, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 1.00%	8.65%	12/2/2025	3/18/2030	286	285	286	0.01%
Discovery SL Management, LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.75% / 1.00%	8.65%	10/16/2024	3/18/2030	937	931	937	0.03%
Discovery SL Management, LLC Delayed Draw Term Loan C	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/28/2025	3/18/2030	-	(7)	(3)	0.00%
Discovery SL Management, LLC Delayed Draw Term Loan D	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	4/30/2026	3/18/2030	-	(2)	(2)	0.00%
Discovery SL Management, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/16/2024	3/18/2030	-	(2)	(1)	0.00%
IPC Pain Acquisition, LLC Delayed Draw Tem Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 1.00%	9.40%	1/4/2024	5/19/2027	2,601	2,592	2,601	0.08%
IPC Pain Acquisition, LLC Third Amendment Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 1.00%	9.40%	12/22/2025	5/19/2027	575	575	575	0.02%
NWP Acquisition Holdings, LLC 2026 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 1.00%	9.32%	2/13/2026	11/21/2030	863	847	850	0.03%
NWP Acquisition Holdings, LLC 2026 Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.32%	2/13/2026	11/21/2030	229	226	226	0.01%
NWP Acquisition Holdings, LLC 2026 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.32%	2/13/2026	11/21/2030	107	105	105	0.00%
NWP Acquisition Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 1.00%	9.32%	2/13/2026	11/21/2030	40	37	37	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Pavement Preservation Acquisition, LLC Amendment No. 4 Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.07%	5/15/2026	8/9/2030	22,288	21,873	21,838	0.69%
Pavement Preservation Acquisition, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 1.00%	9.07%	5/18/2026	8/9/2030	987	920	913	0.03%
Rapid Pump Acquisition, Inc. Delayed Draw Term C Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.00%	9.53%	9/19/2025	8/4/2027	3,509	3,491	3,486	0.11%
Rapid Pump Acquisition, Inc. Delayed Draw Term D Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.75% / 1.00%	9.54%	8/14/2026	8/4/2027	7,692	7,631	7,621	0.24%
Saturn Borrower Inc Tenth Amendment New Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.07%	12/31/2025	11/13/2028	5,850	5,784	5,751	0.18%
Saturn Borrower Inc Tenth Amendment Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 6.00% / 1.00%	9.81%	1/24/2025	11/13/2028	311	303	305	0.01%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 1.00%	9.20%	6/10/2024	3/27/2028	937	926	937	0.03%
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.57%	6/10/2024	3/27/2028	2,444	2,427	2,429	0.08%
TVG Shelby Buyer, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/10/2024	3/27/2028	-	(1)	-	0.00%
							$98,801	$98,709	3.13%
Health Care Services
ABC Technologies Inc. Term Loan B	(3)(5)(7)(10)(16)(18)(19)(23)	3M SOFR + 8.25% / 0.75%	12.28%	8/20/2025	8/22/2031	$9,692	$9,399	$9,363	0.30%
Advarra Holdings, Inc. 2024 Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.00%	8.40%	9/28/2026	9/15/2031	9,966	9,840	9,840	0.31%
Apella Capital, LLC Fifth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 1.00%	9.08%	7/17/2026	3/1/2029	1,023	1,023	1,023	0.03%
Argano, LLC 2025 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.19%	4/3/2025	9/13/2029	3,572	3,532	3,553	0.11%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 1.00%	9.19%	12/20/2024	9/13/2029	3,597	3,566	3,522	0.11%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.50% / 1.00%	9.19%	8/5/2025	9/13/2029	2,819	2,786	2,760	0.09%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.19%	1/15/2025	9/13/2029	3,341	3,309	3,270	0.10%
Argano, LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.50% / 1.00%	9.19%	9/24/2025	9/13/2029	4,026	3,979	3,942	0.12%
Argano, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/13/2024	9/13/2029	-	(4)	(3)	0.00%
Argano, LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.50% / 1.00%	9.30%	12/3/2025	9/13/2029	1,034	1,018	1,004	0.03%
Arnott, LLC Initial Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 4.75% / 1.00%	8.82%	10/2/2025	11/13/2030	4,898	4,861	4,865	0.15%
Beacon Oral Specialists Management LLC Eighth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 1.00%	9.41%	9/12/2025	12/14/2026	554	553	553	0.02%
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.57%	10/15/2024	12/14/2026	6,565	6,561	6,565	0.21%
CCHN Holdings, LLC Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 0.75%	9.40%	3/28/2024	4/1/2030	2,622	2,588	2,617	0.08%
CCHN Holdings, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 0.75%	9.40%	1/15/2025	4/1/2030	3,242	3,242	3,236	0.10%
CVAUSA Management, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.25% / 1.00%	9.15%	8/1/2025	2/1/2027	3,872	3,832	3,867	0.12%
CVAUSA Management, LLC Initial Term Loan	(3)(4)(5)(7)(10)(18)	1M SOFR + 5.25% / 1.00%	9.15%	7/6/2026	5/22/2029	3,187	3,187	3,167	0.10%
CVAUSA Management, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 0.50% / 1.00%	0.50%	1/14/2025	5/22/2028	-	(1)	-	0.00%
CVAUSA Management, LLC Term Loan	(3)(4)(5)(7)(18)	1M SOFR + 5.25% / 1.00%	9.15%	5/22/2023	5/22/2029	2,918	2,886	2,900	0.09%
CVAUSA Management, LLC Term Loan	(3)(4)(5)(7)(13)(18)	1M SOFR + 5.25% / 1.00%	9.15%	9/17/2025	5/22/2029	4,429	4,398	4,402	0.14%
Eide Bailly Advisory LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	8/5/2026	7/29/2033	-	(21)	(22)	0.00%
Eide Bailly Advisory LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	8.82%	8/5/2026	7/29/2033	14,626	14,554	14,553	0.46%
Eide Bailly Advisory LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/5/2026	7/29/2033	-	(14)	(15)	0.00%
Elevate HD Parent, Inc. Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.90%	11/6/2023	8/20/2029	1,608	1,590	1,583	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Elevate HD Parent, Inc. Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.90%	1/15/2025	8/20/2029	3,242	3,198	3,191	0.10%
Everbridge Holdings, LLC Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.73%	8/31/2026	7/2/2031	5,820	5,520	5,727	0.18%
Everbridge Holdings, LLC Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	8.73%	7/1/2024	7/2/2031	11,817	11,797	11,628	0.37%
Everbridge Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 0.75%	8.73%	7/1/2024	7/2/2031	3,369	3,336	3,234	0.10%
Everbridge Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.38% / 0.75%	0.38%	7/1/2024	7/2/2031	-	(33)	(60)	0.00%
Eyesouth Eye Care Holdco LLC Amendment No.2 Delayed Draw Term Loan (First Lien)	(3)(4)(5)(7)(18)	1M SOFR + 5.50% / 1.00%	9.50%	8/12/2026	10/5/2029	3,595	3,588	3,587	0.11%
Eyesouth Eye Care Holdco LLC Amendment No.2 Term Loan (First Lien)	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.28%	8/12/2026	10/5/2029	1,845	1,841	1,840	0.06%
Eyesouth Eye Care Holdco LLC Delayed Draw Term Loan (First Lien)	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.50%	8/12/2026	10/5/2029	1,443	1,440	1,440	0.05%
Eyesouth Eye Care Holdco LLC Initial Term Loan (First Lien)	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.50%	8/12/2026	10/5/2029	1,642	1,639	1,638	0.05%
Eyesouth Eye Care Holdco LLC Revolving Credit Loan (First Lien)	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.50% / 1.00%	9.49%	8/12/2026	10/5/2029	111	110	110	0.00%
Home Care Assistance, LLC Term Loan	(3)(4)(5)(7)(9)(18)(19)	6M SOFR + 6.00% / 1.00%	9.97%	5/1/2023	3/30/2027	3,050	3,046	2,740	0.09%
Houseworks Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.26%	8/31/2023	12/15/2028	1,493	1,490	1,411	0.04%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.26%	5/28/2024	12/15/2028	1,593	1,576	1,505	0.05%
Houseworks Holdings, LLC Fourth Amendment Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.26%	1/15/2025	12/15/2028	3,242	3,208	3,064	0.10%
Houseworks Holdings, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.26%	8/31/2023	12/15/2028	2,425	2,368	2,292	0.07%
ICM Holdco III Corp. Closing Date Delayed Draw Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 5.25% / 1.00%	9.16%	8/1/2025	12/17/2026	5,313	5,312	5,311	0.17%
ICM Holdco III Corp. Closing Date Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 5.25% / 1.00%	9.16%	8/1/2025	12/17/2026	5,145	5,144	5,143	0.16%
Igloo Group Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.07%	1/12/2026	12/23/2031	22,569	22,258	22,056	0.70%
Inception Fertility Revolving Credit Facility	(3)(4)(5)(7)	6M SOFR + 5.33% / 0.00%	10.83%	9/28/2026	9/28/2032	119	116	116	0.00%
Inception Fertility Unitranche	(3)(4)(5)(7)	6M SOFR + 5.33% / 0.00%	10.83%	9/28/2026	9/28/2032	2,491	2,427	2,427	0.08%
Ivy Technology Parent Intermediate III Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 1.00%	9.15%	5/6/2025	2/5/2031	6,407	6,331	6,343	0.20%
Ivy Technology Parent Intermediate III Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.25% / 1.00%	9.15%	5/6/2025	2/5/2031	584	574	584	0.02%
Kite Midco II LTD Term Loan B1	(3)(5)(7)(15)(18)(23)	6M SOFR + 4.50% / 0.00%	8.30%	11/29/2024	11/19/2031	5,290	5,229	5,216	0.17%
Kite Midco II LTD Term Loan B1	(3)(5)(7)(10)(15)(18)(23)	6M SOFR + 4.50% / 0.00%	8.30%	11/29/2024	11/19/2031	5,290	5,229	5,216	0.17%
Kite Midco II LTD Term Loan B2	(3)(5)(6)(7)(8)(15)(23)	3M SOFR + 1.00% / 0.00%	1.00%	11/29/2024	11/19/2031	-	(7)	-	0.00%
Kite Midco II LTD Term Loan B2	(3)(5)(6)(7)(8)(10)(15)(23)	3M SOFR + 1.00% / 0.00%	1.00%	11/29/2024	11/19/2031	-	(7)	-	0.00%
Machine Sciences Corporation Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 4.75% / 1.00%	8.82%	3/31/2026	3/31/2032	5,403	5,348	5,349	0.17%
Machine Sciences Corporation Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.82%	3/30/2026	3/31/2032	4,606	4,558	4,560	0.14%
Machine Sciences Corporation Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/30/2026	3/31/2032	-	(8)	(8)	0.00%
MB2 Dental Solutions, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 0.75%	9.40%	2/12/2024	2/13/2031	4,204	4,179	4,185	0.13%
MB2 Dental Solutions, LLC Revolving Commitment	(3)(4)(5)(6)(7)(10)(18)	1M SOFR + 5.50% / 0.75%	9.40%	2/12/2024	2/13/2031	57	55	57	0.00%
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 0.75%	9.40%	11/22/2024	2/13/2031	869	866	869	0.03%
MB2 Dental Solutions, LLC Tranche 2 Delayed Draw Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 0.75%	9.40%	2/12/2024	2/13/2031	609	606	609	0.02%
MB2 Dental Solutions, LLC Tranche 3 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 6.00% / 0.75%	9.90%	3/11/2026	2/13/2031	295	285	287	0.01%
MD2 Administration, Inc. 4th Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.13%	8/14/2026	3/31/2029	349	347	347	0.01%
MD2 Administration, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.13%	8/14/2026	3/31/2029	4,698	4,675	4,675	0.15%
MD2 Administration, Inc. Fifth Amendment Additional Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.75% / 1.00%	9.88%	8/14/2026	3/31/2029	1,162	1,123	1,122	0.04%
MD2 Administration, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.13%	8/14/2026	3/31/2029	2,953	2,938	2,938	0.09%
Medina Health, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 6.25% / 1.00%	9.98%	3/31/2026	4/19/2030	177	176	177	0.01%
Medina Health, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/1/2024	10/20/2028	-	(3)	-	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Medina Health, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.25% / 1.00%	10.32%	2/20/2024	10/20/2028	3,442	3,410	3,430	0.11%
Medrina, LLC Initial Delayed Draw Term Loan Facility	(3)(4)(5)(7)	6M SOFR + 6.00% / 1.00%	9.84%	10/20/2023	10/20/2029	608	598	608	0.02%
Medrina, LLC Initial Term Loan Facility	(3)(4)(5)(7)	6M SOFR + 6.00% / 1.00%	9.66%	10/20/2023	10/20/2029	379	374	374	0.01%
Medrina, LLC Initial Term Loan Facility	(3)(4)(5)(7)(12)	6M SOFR + 6.00% / 1.00%	9.66%	1/15/2025	10/20/2029	3,242	3,186	3,199	0.10%
Medrina, LLC Revolving Facility	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/20/2023	10/20/2029	-	(7)	-	0.00%
Medrina, LLC Second Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	6M SOFR + 6.00% / 1.00%	9.79%	10/31/2025	10/20/2029	2,967	2,896	2,889	0.09%
Medrina, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.00% / 1.00%	9.90%	10/31/2025	10/20/2029	4,936	4,878	4,866	0.15%
Medrina, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 6.00% / 1.00%	9.90%	1/14/2026	10/20/2029	4,466	4,411	4,403	0.14%
NORA Acquisition, LLC Revolving Credit	(3)(4)(5)(6)(7)(18)	3M SOFR + 6.25% / 1.00%	10.42%	1/11/2024	8/31/2029	175	170	147	0.00%
NORA Acquisition, LLC Term Loan A	(3)(4)(5)(7)	3M SOFR + 6.25% / 1.00%	10.42%	1/11/2024	8/31/2029	3,017	2,972	2,802	0.09%
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(10)(18)(19)	3M SOFR + 5.25% / 1.00%	9.11%	1/5/2024	10/29/2027	337	328	335	0.01%
North Haven USHC Acquisition, Inc. Fourth Amendment Term Loan	(3)(4)(5)(7)(10)(19)	3M SOFR + 5.25% / 1.00%	9.19%	1/5/2024	10/29/2027	2,689	2,682	2,661	0.08%
North Haven USHC Acquisition, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)(10)	3M SOFR + 0.50% / 1.00%	0.50%	2/10/2026	10/29/2027	-	-	(1)	0.00%
OIA Acquisition, LLC Effective Date Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 5.50% / 1.00%	9.42%	5/1/2023	10/19/2027	4,596	4,582	4,596	0.15%
OSP WILDCAT MERGER SUB, INC_Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.66%	7/17/2025	9/3/2030	1,634	1,619	1,591	0.05%
Par Excellence Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 1.00%	9.36%	7/17/2025	9/3/2030	24	23	22	0.00%
Par Excellence Holdings, Inc. Term B-1 Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.81%	3/7/2025	9/3/2030	7,375	7,293	7,184	0.23%
Par Excellence Holdings, Inc. Term B-1 Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.81%	9/23/2025	9/3/2030	3,950	3,904	3,847	0.12%
Point Quest Group, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 0.75%	8.82%	11/13/2025	11/13/2031	186	180	180	0.01%
Point Quest Group, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	11/13/2025	11/13/2031	5,286	5,262	5,265	0.17%
Point Quest Group, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.82%	11/21/2025	11/13/2031	3,970	3,953	3,954	0.13%
Point Quest Group, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 0.75%	8.79%	11/13/2025	11/13/2031	396	392	392	0.01%
PPV Intermediate Holdings, LLC Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 0.00%	9.51%	9/28/2026	8/31/2029	10,176	9,810	9,810	0.31%
PPV Intermediate Holdings, LLC First Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 0.00%	9.76%	9/28/2026	8/31/2029	402	391	391	0.01%
PPV Intermediate Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.75% / 0.00%	9.50%	9/28/2026	8/31/2029	350	339	339	0.01%
Premise Health Holding Corp. Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 0.75%	8.82%	11/6/2025	11/8/2032	118	117	116	0.00%
Premise Health Holding Corp. Amendment No. 1 Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	11/6/2025	11/8/2032	467	462	462	0.01%
Premise Health Holding Corp. Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	3/9/2026	11/8/2032	289	286	287	0.01%
Premise Health Holding Corp. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	6/3/2024	11/8/2032	3,724	3,684	3,668	0.12%
Premise Health Holding Corp. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/4/2026	11/6/2031	-	(4)	(4)	0.00%
Puma Buyer, LLC First Amendment Additional Term Loan (First Lien)	(3)(4)(5)(7)(10)	3M SOFR + 4.25% / 0.50%	8.32%	11/10/2025	3/29/2032	3,238	3,224	3,225	0.10%
Puma Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.25% / 0.50%	8.32%	3/28/2025	3/29/2032	13,691	13,601	13,676	0.43%
Puma Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.50%	0.38%	3/28/2025	3/29/2032	-	(16)	-	0.00%
Quick Quack Car Wash Holdings, LLC 2025 Funded Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 0.75%	8.69%	5/11/2026	6/10/2031	5,270	5,211	5,219	0.17%
Quick Quack Car Wash Holdings, LLC 2025 Funded Delayed Draw Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.00% / 0.75%	8.69%	11/18/2025	6/10/2031	318	314	314	0.01%
Quick Quack Car Wash Holdings, LLC 2025 Funded Delayed Draw Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.00% / 0.75%	8.69%	9/14/2026	6/10/2031	7,980	7,903	7,903	0.25%
Quick Quack Car Wash Holdings, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.00% / 0.75%	8.90%	8/12/2026	6/10/2031	1,542	1,520	1,540	0.05%
RCP TCT, LLC Initial Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 4.50% / 1.00%	8.53%	5/1/2023	12/31/2027	3,518	3,511	3,483	0.11%
Safari Borrower, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 2.00%	1.00%	3/13/2026	2/3/2031	-	(39)	(47)	0.00%
Safari Borrower, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 2.00%	0.50%	3/13/2026	2/3/2031	-	(6)	(8)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Safari Borrower, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 2.00%	9.50%	3/13/2026	2/3/2031	233	229	229	0.01%
Safari Borrower, LLC Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.75% / 2.00%	9.50%	9/14/2026	2/3/2031	7,980	7,861	7,852	0.25%
Salt Dental Collective 15th Amendment Inc Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.75% / 1.00%	10.75%	4/8/2025	2/15/2028	21	21	21	0.00%
Salt Dental Collective, LLC 2024 Delayed Draw Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 6.75% / 1.00%	10.75%	3/2/2026	2/15/2028	1,499	1,499	1,499	0.05%
Salt Dental Collective, LLC Columbia Acquisition Revolving Credit	(3)(4)(5)(6)(7)(18)	1M SOFR + 6.75% / 1.00%	10.75%	4/8/2025	2/15/2028	261	261	261	0.01%
Salt Dental Collective, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 6.75% / 1.00%	10.75%	11/14/2023	2/15/2028	1,615	1,609	1,615	0.05%
Salt Dental Collective, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 6.75% / 1.00%	10.75%	1/15/2025	2/15/2028	3,242	3,211	3,242	0.10%
Salt Dental Collective, LLC District Acquisition Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.75% / 1.00%	10.75%	4/8/2025	2/15/2028	102	102	102	0.00%
Salt Dental Collective, LLC Eighth Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.75% / 1.00%	10.75%	4/8/2025	2/15/2028	857	857	857	0.03%
Salt Dental Collective, LLC Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.75% / 1.00%	10.75%	4/8/2025	2/15/2028	430	430	430	0.01%
Salt Dental Collective, LLC First Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 6.75% / 1.00%	10.54%	3/2/2026	2/15/2028	534	534	534	0.02%
Salt Dental Collective, LLC General Purpose Term Loan Facility	(3)(4)(5)(7)(10)	1M SOFR + 6.75% / 1.00%	10.75%	4/8/2025	2/15/2028	122	122	122	0.00%
Salt Dental Collective, LLC Ninth Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.75% / 1.00%	10.75%	4/8/2025	2/15/2028	1,691	1,691	1,691	0.05%
Salt Dental Collective, LLC Scott Acquisition Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.75% / 1.00%	10.58%	4/8/2025	2/15/2028	157	157	157	0.00%
Salt Dental Collective, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.75% / 1.00%	10.75%	4/8/2025	2/15/2028	1,171	1,171	1,171	0.04%
Salt Dental Collective, LLC Tenth Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.75% / 1.00%	10.75%	4/8/2025	2/15/2028	100	100	100	0.00%
Salt Dental Collective, LLC Third Amendment Incremental Tranche A Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 6.75% / 1.00%	10.75%	3/2/2026	2/15/2028	2,149	2,149	2,149	0.07%
Salt Dental Collective, LLC Thirteenth Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.75% / 1.00%	10.75%	4/8/2025	2/15/2028	30	30	30	0.00%
Salute Mission Critical, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	10/30/2025	11/30/2029	-	(3)	(6)	0.00%
Salute Mission Critical, LLC Last Out Term Loan	(3)(4)(5)(7)	3M SOFR + 5.14% / 1.00%	8.90%	10/31/2025	11/30/2029	626	622	617	0.02%
Salute Mission Critical, LLC Last Out Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.14% / 1.00%	8.90%	12/13/2024	11/30/2029	4,130	4,098	4,070	0.13%
Salute Mission Critical, LLC Last Out Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.14% / 1.00%	8.90%	1/15/2025	11/30/2029	3,242	3,217	3,195	0.10%
Salute Mission Critical, LLC Last Out Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.14% / 1.00%	8.90%	9/23/2025	11/30/2029	4,225	4,191	4,164	0.13%
Salute Mission Critical, LLC Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.00%	0.00%	9/1/2026	8/30/2033	-	(105)	(105)	0.00%
SDG Mgmt Company, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)(18)	3M SOFR + 5.75% / 0.75%	9.71%	1/4/2024	7/3/2028	778	781	778	0.03%
SDG Mgmt Company, LLC Sixth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.75% / 0.75%	9.63%	7/24/2026	7/3/2028	50	50	50	0.00%
SDG Mgmt Company, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	9.60%	1/4/2024	7/3/2028	1,533	1,523	1,526	0.05%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	(3)(4)(5)(7)(10)(18)	3M SOFR + 5.75% / 0.75%	9.63%	12/6/2024	7/3/2028	619	615	619	0.02%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan B	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	9.61%	12/4/2025	7/3/2028	736	732	736	0.02%
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan C	(3)(4)(5)(7)	3M SOFR + 5.75% / 0.75%	9.67%	12/6/2024	7/3/2028	495	492	495	0.02%
TheKey, LLC Tranche B-1 Delayed Draw Term Loan	(3)(4)(5)(7)(9)(18)(19)	6M SOFR + 6.00% / 1.00%	9.97%	5/1/2023	3/30/2027	1,874	1,871	1,684	0.05%
TheKey, LLC Tranche B-1 Term Loan	(3)(4)(5)(7)(9)(18)(19)	6M SOFR + 6.00% / 1.00%	9.97%	5/1/2023	3/30/2027	92	92	83	0.00%
TL Voltron Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 0.00%	9.15%	12/31/2024	12/31/2030	7,317	7,211	7,180	0.23%
TL Voltron Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.25% / 0.00%	9.15%	1/15/2025	12/31/2030	3,193	3,148	3,133	0.10%
TL Voltron Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.25% / 0.00%	9.15%	9/17/2025	12/31/2030	4,225	4,159	4,146	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Unified Women's Healthcare, LP Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	8/6/2026	8/5/2033	-	(113)	(115)	0.00%
Unified Women's Healthcare, LP Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 6.42% / 0.00%	10.50%	8/6/2026	8/5/2033	5,769	5,656	5,654	0.18%
Upland Software, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	7/25/2025	7/25/2031	-	(14)	(5)	0.00%
Upland Software, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 1.50%	10.07%	7/25/2025	7/25/2031	7,617	7,507	7,450	0.24%
VTC Buyer Corp. Advance	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 1.00%	9.04%	7/15/2025	7/15/2031	896	884	896	0.03%
VTC Buyer Corp. Designated Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.09%	7/15/2025	7/15/2031	3,054	3,036	3,054	0.10%
VTC Buyer Corp. Future Expansion Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 1.00%	9.10%	7/15/2025	7/15/2031	813	800	813	0.03%
VTC Buyer Corp. Term A Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.00%	7/15/2025	7/15/2031	3,014	2,995	2,995	0.10%
VTC Buyer Corp. Term A Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.00%	8/15/2025	7/15/2031	3,014	2,996	2,995	0.10%
							$390,428	$388,753	12.32%

Health Care Technology
Bobcat Purchaser, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.83%	6/28/2023	6/14/2030	$462	$455	$462	0.01%
Bobcat Purchaser, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.49%	6/28/2023	6/14/2030	1,478	1,456	1,478	0.05%
Caerus Midco 3 S.a r.l. Amendment No. 2 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 0.00%	9.07%	9/28/2026	5/25/2029	299	275	275	0.01%
Caerus Midco 3 S.a r.l. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	9/28/2026	5/25/2029	-	(6)	(6)	0.00%
Caerus US 1 Inc. Incremental Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.00% / 0.00%	9.07%	9/28/2026	5/25/2029	3,654	3,493	3,493	0.11%
Color Intermediate, LLC TL	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.00%	8.92%	9/28/2026	10/4/2029	10,060	9,822	9,822	0.31%
FH MC Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.00% / 0.75%	0.00%	8/31/2026	9/1/2033	-	(20)	(21)	0.00%
FH MC Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.51%	8/31/2026	9/1/2033	12,130	12,070	12,069	0.38%
FH MC Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/31/2026	9/1/2033	-	(8)	(8)	0.00%
Fullsteam Operations LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 0.75%	9.02%	8/8/2025	8/8/2031	633	605	597	0.02%
Fullsteam Operations LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.01%	2/18/2026	8/8/2031	7,048	6,990	6,976	0.22%
Fullsteam Operations LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 0.75%	9.01%	8/8/2025	8/8/2031	3,413	3,383	3,378	0.11%
Fullsteam Operations LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/8/2025	8/8/2031	-	(9)	(12)	0.00%
Harris & Co. LLC Delayed Draw Term A Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	9.15%	6/27/2025	8/9/2030	32	32	32	0.00%
Harris & Co. LLC Delayed Draw Term B Loan	(3)(4)(5)(7)(18)	1M SOFR + 5.25% / 1.00%	8.94%	6/27/2025	8/9/2030	31	31	31	0.00%
Harris & Co. LLC Delayed Draw Term C Loan	(3)(4)(5)(7)(18)	1M SOFR + 5.25% / 1.00%	9.15%	8/21/2025	8/9/2030	5,650	5,616	5,650	0.18%
Harris & Co. LLC Delayed Draw Term C Loan	(3)(4)(5)(7)(14)(18)	1M SOFR + 5.25% / 1.00%	9.15%	9/14/2026	8/9/2030	7,980	7,921	7,980	0.25%
Harris & Co. LLC Delayed Draw Term D Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.25% / 1.00%	9.08%	8/14/2026	8/25/2031	4,968	4,733	4,728	0.15%
Harris & Co. LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 1.00%	9.15%	8/13/2025	8/9/2030	3,016	2,992	2,990	0.09%
Harris & Co. LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/27/2025	8/9/2030	-	(7)	-	0.00%
Informa PLC 3rd Amended Term Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 0.00%	9.91%	9/28/2026	12/31/2032	2,563	2,449	2,449	0.08%
Informa PLC Delayed Draw Term Loan A-1	(3)(4)(5)(6)(7)(8)	1M SOFR + 1.00% / 0.00%	1.00%	9/28/2026	9/28/2032	-	-	-	0.00%
Informa PLC Delayed Draw Term Loan A-2	(3)(4)(5)(6)(7)(8)	1M SOFR + 1.00% / 0.00%	1.00%	9/28/2026	9/28/2032	-	-	-	0.00%
Informa PLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)(8)	1M SOFR + 1.00% / 0.00%	1.00%	9/28/2026	9/28/2032	-	-	-	0.00%
Moonlight Parent, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	9/11/2025	9/9/2032	-	(22)	-	0.00%
Moonlight Parent, Inc. Initial Term Loan	(3)(4)(5)(7)	6M SOFR + 4.50% / 0.75%	8.38%	9/11/2025	9/9/2032	1,916	1,900	1,897	0.06%
Moonlight Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	6M SOFR + 4.50% / 0.75%	8.38%	9/11/2025	9/9/2032	3,275	3,249	3,243	0.10%
Moonlight Parent, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 4.50% / 0.75%	8.38%	7/16/2026	9/9/2032	4,489	4,446	4,445	0.14%
Moonlight Parent, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/11/2025	9/9/2032	-	(13)	-	0.00%
Nextech Revolving Credit Facility	(3)(4)(5)(7)	6M SOFR + 6.00% / 0.00%	10.27%	9/28/2026	9/28/2032	157	157	157	0.01%
Nextech Unitranche	(3)(4)(5)(7)	6M SOFR + 5.40% / 0.00%	11.65%	9/28/2026	9/28/2032	1,151	1,125	1,125	0.04%
North Haven Spartan US Holdco LLC_Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	9.41%	8/29/2025	12/6/2027	1,543	1,543	1,533	0.05%
Renaissance Buyer, LLC Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)(8)	3M SOFR + 4.75% / 0.75%	8.79%	6/30/2026	7/18/2028	-	2	-	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Renaissance Buyer, LLC Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 0.75%	8.79%	9/14/2026	7/18/2028	6,668	6,643	6,642	0.21%
Renaissance Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 0.75%	0.50%	6/30/2026	7/18/2028	-	(3)	(3)	0.00%
REP TEC Intermediate Holdings, Inc Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.07%	10/31/2025	5/30/2031	8,619	8,581	8,563	0.27%
REP TEC Intermediate Holdings, Inc Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.07%	10/31/2025	5/30/2031	8,619	8,581	8,563	0.27%
REP TEC Intermediate Holdings, Inc Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/3/2025	5/30/2031	-	(11)	(17)	0.00%
							$98,451	$98,511	3.12%

Highways & Railtracks
FTAI Infrastructure Inc. Loan	(3)(4)(5)(7)	FIXED + 9.75% / 0.00%	9.75%	2/27/2026	2/1/2028	$11,500	$11,249	$11,175	0.36%
R1 Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 6.75% / 1.00%	10.57%	8/1/2023	12/29/2028	4,837	4,816	4,781	0.15%
							$16,065	$15,956	0.51%

Homebuilding
Centex Acquisition, LLC (MDM Contracting, LLC) Second Amendment Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	9.53%	9/19/2025	5/9/2029	$5,489	$5,430	$5,489	0.17%
Centex Acquisition, LLC (MDM Contracting, LLC) Second Amendment Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.75% / 1.00%	9.53%	2/5/2026	5/9/2029	3,548	3,505	3,548	0.11%
Centex Acquisition, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.75% / 1.00%	9.53%	10/16/2024	5/9/2029	4,692	4,657	4,692	0.15%
Centex Acquisition, LLC Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	9.53%	9/19/2025	5/9/2029	210	208	206	0.01%
Centex Acquisition, LLC Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.75% / 1.00%	9.53%	9/24/2025	5/9/2029	4,187	4,093	4,107	0.13%
Centex Acquisition, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 1.00%	10.08%	7/24/2026	7/22/2033	820	820	804	0.03%
CSG Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/29/2024	7/29/2029	-	(2)	(2)	0.00%
CSG Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	9.57%	7/29/2024	7/29/2029	1,781	1,766	1,755	0.06%
CSG Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.57%	1/15/2025	7/29/2029	2,885	2,860	2,844	0.09%
CSG Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 6.25% / 1.00%	10.01%	7/29/2024	7/29/2029	129	126	128	0.00%
Saab Purchaser, Inc. First Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 0.75%	8.82%	9/19/2025	11/12/2031	4,635	4,613	4,594	0.15%
Saab Purchaser, Inc. First Amendment Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	9/19/2025	11/12/2031	5,526	5,502	5,457	0.17%
Saab Purchaser, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	9/22/2025	11/12/2031	-	(3)	(5)	0.00%
							$33,575	$33,617	1.07%

Hotels, Resorts & Cruise Lines
Anesthesia Consulting & Management, LP Eighth Amendment Term A Loan	(3)(4)(5)(7)(9)	1M SOFR + 5.00% / 1.00%	8.90%	9/3/2026	12/31/2027	$12,380	$12,277	$12,269	0.39%
Castle Management Borrower LLC Initial Term Loan (First Lien)	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.57%	9/28/2026	11/5/2029	2,019	1,988	1,988	0.06%
Castle Management Borrower LLC Revolving Loan (First Lien)	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	9/28/2026	11/5/2029	-	-	-	0.00%
Ideal Components Acquisition, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	6/30/2025	6/30/2032	-	(15)	(17)	0.00%
Ideal Components Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.07%	6/30/2025	6/30/2032	3,633	3,601	3,598	0.11%
Ideal Components Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.75%	9.07%	8/4/2025	6/30/2032	5,940	5,890	5,882	0.19%
Ideal Components Acquisition, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.75% / 0.75%	8.90%	6/30/2025	6/30/2032	178	165	163	0.01%
Pyramid Management Advisors, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.25%	9.00%	9/18/2023	1/19/2028	1,559	1,539	1,559	0.05%
Pyramid Management Advisors, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.25%	9.00%	1/15/2025	1/19/2028	3,167	3,150	3,167	0.10%
							$28,595	$28,609	0.91%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Household Appliances
Evriholder Acquisition, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 6.75% / 1.50%	10.85%	9/17/2025	1/24/2028	$3,599	$3,586	$3,585	0.11%

Household Products
Med Learning Group, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/5/2025	12/30/2027	$-	$(7)	$(1)	0.00%
Med Learning Group, LLC Fifth Amendment Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.32%	8/5/2025	12/30/2027	5,348	5,318	5,313	0.17%
Med Learning Group, LLC Fifth Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.32%	8/5/2025	12/30/2027	5,348	5,318	5,313	0.17%
							$10,629	$10,625	0.34%

Housewares & Specialties
Advanced Medical Management, LLC Amendment No. 8 Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	9.97%	2/3/2025	6/18/2028	$3,813	$3,785	$3,779	0.12%
Advanced Medical Management, LLC Amendment No. 8 Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	9.97%	9/23/2025	6/18/2028	4,026	3,991	3,990	0.13%
Advanced Medical Management, LLC Amendment No. 9 Term Loan	(3)(4)(5)(7)(10)	6M SOFR + 6.00% / 1.00%	9.98%	6/16/2026	6/18/2028	6,641	6,572	6,566	0.21%
Advanced Medical Management, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.22%	11/6/2024	12/18/2026	3,260	3,249	3,221	0.10%
Advanced Medical Management, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.22%	1/15/2025	12/18/2026	3,242	3,233	3,203	0.10%
Advanced Medical Management, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	11/5/2024	12/18/2026	-	(4)	(24)	0.00%
Axis Portable Air LLC Eighth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 1.00%	8.82%	9/14/2026	12/31/2030	5,275	5,236	5,228	0.17%
Axis Portable Air LLC Eighth Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.82%	11/25/2025	12/31/2030	2,631	2,615	2,607	0.08%
Axis Portable Air LLC Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.82%	8/4/2025	3/22/2028	722	717	716	0.02%
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 4.75% / 1.00%	8.82%	11/30/2023	12/31/2030	305	303	296	0.01%
Axis Portable Air, LLC Fifth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(12)(18)	3M SOFR + 4.75% / 1.00%	8.82%	1/15/2025	12/31/2030	3,243	3,178	3,151	0.10%
Axis Portable Air, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 1.00%	8.82%	11/30/2023	3/22/2028	857	854	852	0.03%
Axis Portable Air, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 1.00%	8.50%	8/30/2024	3/22/2028	2,150	2,137	2,132	0.07%
Axis Portable Air, LLC Sixth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.82%	8/4/2025	3/22/2028	3,813	3,790	3,790	0.12%
CFS Brands, LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	9.15%	9/28/2026	10/2/2030	5,750	5,666	5,666	0.18%
CFS Brands, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.25% / 0.00%	9.15%	9/28/2026	10/2/2029	438	431	431	0.01%
Michael Baker International, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.50% / 0.75%	8.40%	1/28/2026	12/1/2028	16,281	15,886	15,878	0.50%
SuperHero Fire Protection, LLC Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.57%	7/31/2025	12/31/2029	2,836	2,793	2,786	0.09%
SuperHero Fire Protection, LLC Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.57%	9/23/2025	12/31/2029	3,907	3,869	3,838	0.12%
SuperHero Fire Protection, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 1.00%	9.64%	11/5/2024	12/31/2029	401	394	386	0.01%
TPC US Parent, LLC Fourth Amendment Incremental Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	9.63%	7/10/2024	3/1/2027	142	142	141	0.00%
							$68,837	$68,633	2.17%

Human Resource & Employment Services
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 1.00%	10.34%	5/28/2024	3/26/2029	$308	$304	$304	0.01%
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.34%	1/15/2025	3/26/2029	3,340	3,297	3,298	0.10%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Accurate Background, LLC Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	10.34%	10/17/2025	3/26/2029	4,172	4,124	4,119	0.13%
AMP Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.50% / 0.50%	8.40%	4/1/2026	4/1/2033	15,154	15,085	15,072	0.48%
AMP Purchaser, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%	3/31/2026	4/1/2033	-	(9)	(11)	0.00%
Coupa Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.07%	3/26/2026	2/27/2030	2,000	1,929	1,924	0.06%
Coupa Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.07%	3/26/2026	2/27/2030	22,136	21,354	21,299	0.67%
Coupa Holdings, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 0.75%	9.07%	3/26/2026	2/27/2029	1,011	967	954	0.03%
IEQ Capital, LLC 2023 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 4.50% / 0.75%	8.29%	4/20/2026	12/23/2030	1,197	1,197	1,197	0.04%
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 4.50% / 1.00%	8.46%	8/23/2024	12/23/2030	7,396	7,349	7,396	0.23%
IEQ Capital, LLC 2026 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.50% / 0.75%	8.23%	7/30/2026	12/23/2030	304	304	304	0.01%
IEQ Capital, LLC 2026 Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.57%	7/30/2026	12/23/2030	3,470	3,470	3,470	0.11%
IEQ Capital, LLC Delayed Draw Tem Loan	(3)(4)(5)(7)(18)	6M SOFR + 4.50% / 0.75%	8.24%	4/20/2026	12/22/2028	1,850	1,850	1,850	0.06%
IEQ Capital, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.57%	4/20/2026	12/22/2028	8,038	8,038	8,038	0.25%
IEQ Capital, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 0.75%	8.57%	8/18/2025	12/22/2028	3,484	3,465	3,484	0.11%
IG Investments Holdings, LLC 2024 Refinancing Revolving Loan	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 0.50% / 0.75%	0.50%	3/24/2026	9/22/2028	-	(8)	(10)	0.00%
IG Investments Holdings, LLC 2024 Refinancing Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	8.82%	3/24/2026	9/22/2028	7,687	7,601	7,619	0.24%
IG Investments Holdings, LLC 2024 Refinancing Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	8.82%	1/31/2024	9/22/2028	5,850	5,850	5,798	0.18%
IG Investments Holdings, LLC 2024 Refinancing Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 5.00% / 0.75%	8.82%	9/14/2026	9/22/2028	7,980	7,900	7,909	0.25%
Integrity Marketing Acquisition, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.75%	8.76%	8/14/2025	8/25/2028	12,250	12,242	12,240	0.39%
PCS Midco, Inc. Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.82%	8/25/2025	3/1/2030	1,622	1,603	1,594	0.05%
PCS Midco, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.75% / 1.00%	9.48%	9/3/2024	3/1/2030	12	12	12	0.00%
PCS Midco, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/3/2024	3/1/2030	-	-	-	0.00%
PCS Midco, Inc. Third Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	9.07%	3/25/2026	3/1/2030	62	55	57	0.00%
PTSH Intermediate Holdings, LLC Amendment No. 6 Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.07%	1/8/2026	1/8/2033	11,480	11,376	11,378	0.36%
Talent Worldwide Inc. Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.57%	1/16/2026	1/16/2031	6,560	6,473	6,453	0.21%
Talent Worldwide Inc. Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 1.00%	9.57%	1/16/2026	1/16/2031	236	230	229	0.01%
True Talent Advisory Borrower LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 1.00%	9.32%	1/8/2026	1/10/2033	309	258	248	0.01%
True Talent Advisory Borrower LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.32%	1/9/2026	1/10/2033	4,417	4,336	4,330	0.14%
True Talent Advisory Borrower LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.32%	1/9/2026	1/10/2033	2,205	2,175	2,162	0.07%
True Talent Advisory Borrower LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	1/8/2026	1/9/2032	-	(26)	(31)	0.00%
TWH Bidco, LLC Delayed Draw Term A Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	1/22/2026	1/22/2032	-	(15)	(21)	0.00%
TWH Bidco, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.48%	1/22/2026	1/22/2032	12,575	12,523	12,499	0.40%
							$145,309	$145,164	4.60%

Industrial Machinery & Supplies & Components
Ambient Enterprises Holdco LLC Delayed Draw Term B Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.57%	7/3/2025	6/28/2030	$1,188	$1,175	$1,186	0.04%
Ambient Enterprises Holdco LLC Delayed Draw Term C Loan (First Lien)	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.57%	10/31/2025	6/28/2030	1,350	1,325	1,327	0.04%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Ambient Enterprises Holdco LLC Delayed Draw Term D Loan (First Lien)	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 1.00%	9.57%	5/26/2026	6/28/2030	553	539	537	0.02%
Ambient Enterprises Holdco LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.57%	12/31/2024	6/30/2030	1,909	1,892	1,893	0.06%
Ambient Enterprises Holdco LLC Fifth Amendment Term Loan (First Lien)	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.31%	8/3/2026	6/28/2030	8,306	8,186	8,181	0.26%
Ambient Enterprises Holdco LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 1.00%	9.57%	10/11/2024	12/7/2029	163	162	162	0.01%
Ambient Enterprises Holdco LLC Second Amendment Term Loan (First Lien)	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.57%	10/24/2025	6/28/2030	694	687	684	0.02%
Ambient Enterprises Holdco LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.57%	12/8/2023	6/28/2030	2,664	2,638	2,606	0.08%
Ambient Enterprises Holdco LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.57%	9/24/2025	6/28/2030	4,026	3,960	3,937	0.12%
Ambient Enterprises Holdco LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.57%	12/27/2024	6/30/2030	6,232	6,175	6,139	0.19%
Ambient Enterprises Holdco LLC Third Amendment Term Loan (First Lien)	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.57%	10/31/2025	6/28/2030	805	797	791	0.03%
CB Sports Holdings Bidco, LLC 2026 Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.63% / 0.75%	8.45%	5/19/2026	12/20/2032	1,855	1,828	1,826	0.06%
CB Sports Holdings Bidco, LLC Delayed Draw Term B Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.63% / 0.75%	8.57%	5/19/2026	12/20/2032	345	274	267	0.01%
CB Sports Holdings Bidco, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	5/19/2026	12/20/2032	-	(18)	(19)	0.00%
Duke's Root Control, Inc. Initial Term Loan	(3)(4)(5)(7)(10)(18)	3M SOFR + 5.50% / 1.00%	9.41%	7/1/2025	12/10/2029	2,188	2,186	2,173	0.07%
Duke's Root Control, Inc. Initial Term Loan	(3)(4)(5)(7)(11)(18)	3M SOFR + 5.50% / 1.00%	9.41%	7/31/2025	12/10/2029	2,188	2,182	2,173	0.07%
Duke's Root Control, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	7/1/2025	12/8/2028	-	(2)	(3)	0.00%
Duke's Root Control, Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.38%	7/2/2025	12/10/2029	759	755	755	0.02%
Duke's Root Control, Inc. Second Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.38%	7/31/2025	12/10/2029	759	755	755	0.02%
GMF Parent, Inc. Term A Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 0.75%	8.52%	12/19/2025	12/20/2032	5,104	5,058	5,033	0.16%
GMF Parent, Inc.Delayed Draw Term Loan A 12/25	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	12/19/2025	12/20/2032	-	(13)	(20)	0.00%
GMF Parent, Inc.Revolver 12/25	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.38% / 0.75%	8.46%	12/19/2025	12/20/2032	188	181	177	0.01%
Halo Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.00% / 1.00%	9.69%	2/7/2025	8/7/2029	9,348	9,225	9,231	0.29%
Halo Buyer, Inc. Closing Date Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 6.00% / 1.00%	9.69%	9/23/2025	8/7/2029	3,985	3,918	3,935	0.12%
Halo Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.67% / 1.00%	10.30%	2/7/2025	8/7/2029	795	769	770	0.02%
ISG Enterprises, LLC Delayed Draw Term Loan (2023)	(3)(4)(5)(7)(18)	3M SOFR + 5.75% / 1.00%	9.57%	1/10/2024	12/7/2028	5,568	5,532	5,543	0.18%
JSG II, Inc. Amendment No. 1 Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.65%	8/31/2026	9/30/2032	30,000	29,567	29,550	0.94%
MEI Buyer LLC 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.25% / 1.00%	8.04%	8/20/2026	6/29/2029	464	460	460	0.01%
MEI Buyer LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.25% / 1.00%	8.14%	8/20/2026	6/29/2029	835	833	833	0.03%
MEI Buyer LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 4.25% / 1.00%	8.15%	8/20/2026	6/29/2029	5,219	5,208	5,207	0.16%
MEI Buyer LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.00% / 1.00%	8.14%	8/20/2026	6/29/2029	100	98	98	0.00%
MEI Buyer LLC Series No. 1 New Term Loan	(3)(4)(5)(7)	1M SOFR + 4.25% / 1.00%	8.15%	8/20/2026	6/29/2029	2,930	2,924	2,924	0.09%
Modigent, LLC Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.32%	12/21/2023	8/23/2028	278	277	278	0.01%
Nala US Bidco, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/1/2026	9/1/2032	-	(18)	(18)	0.00%
Nala US Bidco, Inc. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.76%	9/1/2026	9/1/2032	14,298	14,158	14,155	0.45%
Nala US Bidco, Inc. Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/1/2026	9/1/2032	-	(21)	(21)	0.00%
Rocket Youth Brands Holdco LLC 2nd Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/2/2026	9/4/2033	-	(21)	(21)	0.00%
Rocket Youth Brands Holdco LLC 3rd Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	9/2/2026	9/2/2033	-	(21)	(21)	0.00%
Rocket Youth Brands HoldCo LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 1.00%	9.32%	6/20/2025	6/20/2031	898	883	883	0.03%
Rocket Youth Brands Holdco LLC Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	8.99%	9/2/2026	9/3/2033	4,169	4,149	4,148	0.13%
Rocket Youth Brands HoldCo LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.32%	6/20/2025	6/20/2031	1,073	1,068	1,065	0.03%
Rocket Youth Brands HoldCo LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 1.00%	9.32%	7/31/2025	6/20/2031	1,073	1,068	1,065	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Rocket Youth Brands HoldCo LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/20/2025	6/20/2031	-	(1)	(1)	0.00%
Sonny’s Enterprises, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.50% / 1.00%	9.44%	7/7/2023	8/5/2028	878	873	878	0.03%
Sonny’s Enterprises, LLC Restatement Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.41%	7/7/2023	8/5/2028	3,965	3,938	3,965	0.13%
Sonny's Enterprises, LLC Amendment No.1 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.47%	6/13/2024	8/5/2028	35	35	35	0.00%
Specialty Manufacturing Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/13/2026	3/31/2033	-	(4)	(4)	0.00%
Specialty Manufacturing Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.25% / 0.75%	8.32%	8/13/2026	3/31/2033	8,840	8,822	8,820	0.28%
Specialty Manufacturing Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/13/2026	3/31/2033	-	(3)	(3)	0.00%
Springline Advisory Intermediate, LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.25% / 1.00%	8.96%	12/1/2025	12/1/2031	7,933	7,887	7,876	0.25%
Springline Advisory Intermediate, LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(14)(18)	3M SOFR + 5.25% / 1.00%	8.96%	9/14/2026	12/1/2031	7,981	7,926	7,924	0.25%
Springline Advisory Intermediate, LLC Second Amendment Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	12/1/2025	12/1/2031	-	(14)	(15)	0.00%
Springline Advisory Intermediate, LLC Second Amendment Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.05%	12/1/2025	12/1/2031	1,905	1,893	1,892	0.06%
Springline Advisory Intermediate, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.25% / 1.00%	9.01%	4/30/2026	1/14/2030	5,459	5,422	5,459	0.17%
Sunset Distributing, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.82%	6/13/2025	5/30/2030	1,308	1,277	1,192	0.04%
Sunset Distributing, LLC Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	9.82%	6/13/2025	5/30/2030	3,412	3,358	3,047	0.10%
Sunset Distributing, LLC Term Loan A	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.82%	8/13/2025	5/30/2030	3,412	3,357	3,047	0.10%
Syndigo LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	8.76%	9/2/2025	9/2/2032	7,874	7,812	7,805	0.25%
Syndigo LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.75%	8.76%	9/2/2025	9/2/2032	7,874	7,812	7,805	0.25%
Syndigo LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 0.75%	8.76%	9/2/2025	9/2/2032	341	323	341	0.01%
Tank Holding Corp. 2023 Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 0.75%	10.00%	5/8/2026	3/31/2028	376	346	362	0.01%
Tank Holding Corp. Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 6.00% / 0.75%	10.00%	5/8/2026	3/31/2028	163	150	157	0.00%
Tank Holding Corp. Delayed Draw Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 6.00% / 0.75%	10.00%	12/4/2025	3/31/2028	4,902	4,852	4,722	0.15%
Tank Holding Corp. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 0.75%	9.75%	5/8/2026	3/31/2028	4,813	4,434	4,636	0.15%
Tank Holding Corp. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 0.75%	9.75%	7/18/2023	3/31/2028	4,836	4,807	4,659	0.15%
							$196,080	$195,223	6.19%
Insurance Brokers
365RM Holdco, LLC Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.82%	5/8/2026	5/8/2033	$6,126	$6,097	$6,082	0.19%
365RM Holdco, LLC Closing Date Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 0.75%	8.82%	9/14/2026	5/8/2033	8,000	7,949	7,942	0.25%
365RM Holdco, LLC Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.75%	0.00%	5/8/2026	5/8/2033	-	(2)	(2)	0.00%
365RM Holdco, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 0.50% / 0.75%	0.50%	5/8/2026	5/6/2033	-	(12)	(12)	0.00%
Blue Matter Consulting LLC First Amendment Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 4.50% / 1.00%	8.41%	9/3/2026	5/24/2027	12,468	12,370	12,360	0.39%
Bolt Purchaser, LLC Initial Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/2/2026	6/30/2033	-	(10)	(10)	0.00%
Bolt Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.82%	7/2/2026	6/30/2033	10,168	10,073	10,067	0.32%
Bridgepointe Technologies, LLC Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 0.75%	8.82%	4/17/2026	4/18/2033	1,386	1,356	1,350	0.04%
Bridgepointe Technologies, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.82%	4/17/2026	4/18/2033	11,714	11,632	11,601	0.37%
Bridgepointe Technologies, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 0.75%	8.82%	9/14/2026	4/18/2033	8,000	7,920	7,922	0.25%
Bridgepointe Technologies, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/17/2026	4/18/2033	-	(20)	(25)	0.00%
Cooper’s Hawk Intermediate Holding, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.26%	12/23/2025	7/29/2031	1,225	1,208	1,204	0.04%
Cooper’s Hawk Intermediate Holding, LLC Closing Date Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 0.75%	9.26%	7/29/2025	7/29/2031	11,178	11,036	10,988	0.35%
Cooper’s Hawk Intermediate Holding, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	3/30/2026	7/29/2031	-	(15)	(2)	0.00%
Cooper’s Hawk Intermediate Holding, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.50% / 0.75%	9.36%	7/29/2025	7/29/2031	463	449	461	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
HBWM Intermediate II, LLC 2026 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.50% / 0.75%	8.40%	6/3/2026	11/17/2031	353	346	345	0.01%
HBWM Intermediate II, LLC Closing Date Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.65%	6/3/2026	11/17/2031	2,237	2,214	2,213	0.07%
HBWM Intermediate II, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.65%	6/3/2026	11/17/2031	2,988	2,957	2,956	0.09%
HBWM Intermediate II, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.75% / 0.75%	8.65%	6/16/2026	8/18/2031	375	369	368	0.01%
High Street Buyer, Inc. 2024 Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.57%	11/18/2025	4/14/2028	5,928	5,890	5,928	0.19%
High Street Buyer, Inc. 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.50% / 0.75%	8.57%	7/18/2025	4/14/2028	1,320	1,298	1,314	0.04%
IDC Infusion Services, Inc. Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 5.00% / 1.00%	9.07%	11/6/2024	7/7/2028	5,895	5,835	5,861	0.19%
Inszone Mid, LLC A&R Delayed Draw Term Loan Facility	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.32%	4/17/2024	11/30/2029	735	730	735	0.02%
Inszone Mid, LLC A&R Revolving Credit Facility	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	9/30/2026	11/30/2029	-	(2)	(2)	0.00%
Inszone Mid, LLC A&R Term Loan Facility	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.57%	4/17/2024	11/30/2029	731	729	731	0.02%
Inszone Mid, LLC Amendment No. 2 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 1.00%	8.73%	11/5/2025	11/30/2029	510	507	500	0.02%
Inszone Mid, LLC Amendment No. 3 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	9/30/2026	11/30/2029	-	(77)	(77)	0.00%
Ne Ortho Management Services, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	9.04%	1/6/2026	12/13/2030	3,502	3,406	3,405	0.11%
Ne Ortho Management Services, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	9.07%	1/6/2026	12/13/2030	136	130	130	0.00%
NMI Acquisitionco, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.50% / 0.75%	8.50%	7/15/2024	9/6/2028	1,134	1,124	1,131	0.04%
NMI Acquisitionco, Inc. May 2026 Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 0.75%	9.00%	5/15/2026	9/6/2028	339	337	337	0.01%
NMI Acquisitionco, Inc. October 2021 Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.50% / 0.75%	8.50%	7/15/2024	9/6/2028	346	343	341	0.01%
NMI Acquisitionco, Inc. Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.50% / 0.75%	8.50%	7/15/2024	9/6/2028	249	246	245	0.01%
NMI Acquisitionco, Inc. Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.50% / 0.75%	8.50%	7/15/2024	9/6/2028	1,857	1,841	1,831	0.06%
Oakbridge Insurance Agency LLC Delayed Draw Term C Loan	(3)(4)(5)(7)(18)	1M SOFR + 4.75% / 1.00%	8.48%	12/19/2025	11/1/2029	109	108	108	0.00%
Oakbridge Insurance Agency LLC Delayed Draw Term D Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.00% / 0.75%	8.81%	8/28/2026	11/1/2029	16	15	15	0.00%
Oakbridge Insurance Agency LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.65%	12/15/2023	11/1/2029	214	212	214	0.01%
Oakbridge Insurance Agency LLC Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.65%	12/15/2023	11/1/2029	443	441	440	0.01%
Prestige Employee Administrators, LLC 2025 Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 1.25%	8.24%	12/30/2025	1/14/2030	5,036	4,996	4,995	0.16%
Prestige Employee Administrators, LLC 2025 Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.25%	8.24%	2/26/2026	1/14/2030	906	898	899	0.03%
Prestige Employee Administrators, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.25%	1.00%	12/30/2025	1/14/2030	-	(26)	(26)	0.00%
Prestige Employee Administrators, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.50% / 1.25%	8.24%	4/17/2025	1/14/2030	319	312	312	0.01%
Prestige Employee Administrators, LLC Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 1.25%	8.24%	2/26/2026	1/14/2030	2,630	2,597	2,601	0.08%
Prestige Employee Administrators, LLC Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.25%	8.24%	2/26/2026	1/14/2030	3,970	3,919	3,925	0.12%
SageSure Holdings, LLC Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(7)(18)	1M SOFR + 4.50% / 0.50%	8.52%	1/2/2025	1/28/2030	4,307	4,276	4,300	0.14%
SageSure Holdings, LLC Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(7)(12)(18)	1M SOFR + 4.50% / 0.50%	8.52%	5/21/2026	1/28/2030	833	826	832	0.03%
SageSure Holdings, LLC Amendment No. 1 Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.50% / 0.50%	8.52%	1/2/2025	1/28/2030	1,374	1,367	1,358	0.04%
SageSure Holdings, LLC Amendment No. 1 Incremental Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.50% / 0.50%	8.52%	9/22/2025	1/28/2030	3,907	3,853	3,861	0.12%
SageSure Holdings, LLC Delayed Draw Term Loan B	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.50%	8.52%	11/19/2024	1/28/2030	1,026	1,019	1,019	0.03%
SageSure Holdings, LLC Term Loan	(3)(4)(5)(7)(18)	1M SOFR + 4.50% / 0.50%	8.52%	4/3/2023	1/28/2030	1,446	1,437	1,444	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
SageSure Holdings, LLC Term Loan	(3)(4)(5)(7)(12)(18)	1M SOFR + 4.50% / 0.50%	8.52%	1/15/2025	1/28/2030	2,947	2,947	2,942	0.09%
Sako and Partners Lower Holdings LLC Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.00% / 0.75%	0.00%	7/2/2026	7/5/2033	-	-	-	0.00%
Sako and Partners Lower Holdings LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.07%	7/2/2026	7/5/2033	16,957	16,957	16,957	0.54%
Sako and Partners Lower Holdings LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 0.75%	9.07%	7/2/2026	7/5/2033	206	206	206	0.01%
Spark Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	8.97%	10/15/2024	10/15/2031	1,382	1,366	1,265	0.04%
Spark Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 0.75%	8.97%	8/29/2025	10/15/2031	1,517	1,496	1,388	0.04%
Spark Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	8.97%	1/15/2025	10/15/2031	3,242	3,205	2,968	0.09%
Spark Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 0.75%	9.10%	10/15/2024	10/15/2031	738	724	639	0.02%
Western Smokehouse Partners, LLC Delayed Draw Term C Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.50% / 1.00%	9.18%	9/14/2026	3/31/2029	5,580	5,494	5,580	0.18%
Western Smokehouse Partners, LLC Delayed Draw Term C Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.18%	5/20/2026	3/31/2029	3,570	3,510	3,570	0.11%
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.18%	12/10/2025	3/31/2029	2,395	2,359	2,395	0.08%
Western Smokehouse Partners, LLC Delayed Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.50% / 1.00%	9.18%	12/8/2025	3/31/2029	116	112	111	0.00%
Western Smokehouse Partners, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 1.00%	9.18%	3/31/2025	3/31/2029	2,683	2,651	2,680	0.09%
Western Smokehouse Partners, LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.50% / 1.00%	9.18%	9/24/2025	3/31/2029	3,469	3,462	3,466	0.11%
Western Smokehouse Partners, LLC Juniors Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 1.00%	9.18%	12/8/2025	3/31/2029	391	387	387	0.01%
Western Smokehouse Partners, LLC Juniors Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.50% / 1.00%	9.18%	12/8/2025	3/31/2029	995	987	986	0.03%
Western Smokehouse Partners, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	3/31/2025	3/31/2029	-	(2)	(2)	0.00%
Worldwide Insurance Network, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.68% / 0.75%	9.49%	5/23/2025	5/28/2030	2,023	2,007	2,019	0.06%
Worldwide Insurance Network, LLC 2026 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	7/23/2026	5/28/2030	-	(91)	(115)	0.00%
Worldwide Insurance Network, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.81% / 0.75%	9.44%	6/12/2024	5/28/2030	1,961	1,955	1,961	0.06%
Worldwide Insurance Network, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.70% / 0.75%	9.78%	6/12/2024	5/28/2030	2,449	2,433	2,427	0.08%
							$176,669	$176,345	5.59%

Interactive Media & Services
Boats Group Revolving Credit Facility	(3)(4)(5)(6)(7)(18)	6M SOFR + 5.33% / 0.00%	10.58%	9/28/2026	4/1/2031	$99	$97	$97	0.00%
Boats Group Unitranche	(3)(4)(5)(7)	6M SOFR + 6.00% / 0.00%	10.27%	9/28/2026	9/28/2032	2,145	2,095	2,095	0.07%
Bristol Hospice, L.L.C. 2026 Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 0.75%	9.15%	5/1/2026	8/26/2032	3,083	3,039	3,043	0.10%
Bristol Hospice, L.L.C. Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 0.75%	9.15%	8/26/2025	8/26/2032	7,248	7,220	7,205	0.23%
Bristol Hospice, L.L.C. Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.25% / 0.75%	9.15%	8/26/2025	8/26/2032	7,248	7,220	7,205	0.23%
Bristol Hospice, L.L.C. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/26/2025	8/26/2032	-	(6)	(8)	0.00%
							$19,665	$19,637	0.63%

Internet Services & Infrastructure
Evolution BuyerCo, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.00%	0.00%	9/30/2026	10/1/2033	$-	$(90)	$(90)	0.00%
Evolution BuyerCo, Inc. Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 0.00%	0.00%	9/30/2026	10/1/2033	-	(18)	(18)	0.00%
Evolution BuyerCo, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 0.00%	10.08%	9/30/2026	10/1/2033	4,040	3,999	3,999	0.13%
Evolution BuyerCo, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 0.00%	10.08%	9/30/2026	10/1/2033	9,145	9,100	9,054	0.29%
Seahawk Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.50%	1.00%	4/30/2026	4/30/2032	-	(26)	(23)	0.00%
Seahawk Buyer, LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.50%	8.99%	4/30/2026	4/30/2032	7,164	7,078	7,081	0.22%
Seahawk Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.25% / 1.50%	9.07%	4/30/2026	4/30/2032	431	414	414	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Spaceship Purchaser, Inc. B Dollar Term Loan	(3)(4)(5)(7)	3M SOFR + 3.75% / 0.00%	7.82%	9/28/2026	10/17/2031	3,351	3,281	3,281	0.10%
Spaceship Purchaser, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.00%	1.00%	9/28/2026	10/17/2031	-	(2)	(2)	0.00%
Spaceship Purchaser, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 3.75% / 0.00%	3.25%	9/28/2026	10/17/2031	-	(1)	(1)	0.00%
							$23,735	$23,695	0.75%
Investment Banking & Brokerage
Cherry Bekaert Advisory LLC Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	11/20/2025	6/28/2030	$3,251	$3,245	$3,251	0.10%
Cherry Bekaert Advisory LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	2/20/2024	6/28/2030	2,497	2,478	2,475	0.08%
Cherry Bekaert Advisory LLC Amendment No. 7 Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	12/15/2025	6/28/2030	5,931	5,920	5,920	0.19%
Cherry Bekaert Advisory LLC Amendment No. 8 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	6/30/2026	6/28/2030	-	(20)	(21)	0.00%
Cherry Bekaert Advisory LLC Amendment No. 8 Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.07%	6/30/2026	6/28/2030	4,270	4,270	4,248	0.13%
Cherry Bekaert Advisory LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	6/30/2026	6/28/2030	629	626	625	0.02%
Cherry Bekaert Advisory LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/30/2026	6/28/2030	-	(3)	(4)	0.00%
Cherry Bekaert Advisory LLC Sixth Amendment Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.82%	10/17/2025	6/28/2030	665	664	665	0.02%
Cherry Bekaert Advisory LLC Sixth Amendment Delayed Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	6/30/2026	6/28/2030	613	610	613	0.02%
Cherry Bekaert Advisory LLC Sixth Amendment Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	10/17/2025	6/28/2030	1,279	1,274	1,276	0.04%
Cherry Bekaert Advisory LLC Term B Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	6/30/2026	6/28/2030	1,525	1,518	1,517	0.05%
Choice Financial Group Acquisition, Inc. Delayed Draw Term C Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.50% / 1.00%	9.40%	11/12/2025	10/15/2027	6,401	6,342	6,331	0.20%
IH Elevate Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 1.00% / 0.75%	1.00%	7/10/2026	6/30/2033	-	(43)	(44)	0.00%
IH Elevate Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 0.75%	8.90%	7/10/2026	6/30/2033	12,710	12,619	12,615	0.40%
IH Elevate Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/10/2026	6/30/2033	-	(14)	(15)	0.00%
MoboTrex, LLC Amendment No. 4 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	9.07%	11/6/2025	6/6/2031	684	671	643	0.02%
MoboTrex, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	8.75%	11/6/2025	6/7/2030	473	466	465	0.01%
MoboTrex, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.73%	11/6/2025	6/7/2030	6,190	6,152	6,130	0.19%
NP Concord Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.00% / 0.75%	0.00%	7/16/2026	7/16/2032	-	(27)	(28)	0.00%
NP Concord Buyer, Inc. Initial Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/16/2026	7/16/2032	-	(16)	(17)	0.00%
NP Concord Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.04%	7/16/2026	7/16/2032	13,794	13,658	13,656	0.43%
SkyMark Refuelers, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)	6M SOFR + 4.50% / 0.75%	8.60%	12/15/2025	12/16/2032	2,169	2,150	2,138	0.07%
SkyMark Refuelers, LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/15/2025	12/16/2032	-	(53)	(85)	0.00%
SkyMark Refuelers, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.50% / 0.75%	8.36%	12/15/2025	12/16/2032	336	315	301	0.01%
SkyMark Refuelers, LLC Term Loan	(3)(4)(5)(7)(10)	6M SOFR + 4.50% / 0.75%	8.60%	12/16/2025	12/16/2032	9,580	9,492	9,440	0.30%
							$72,294	$72,095	2.28%

IT Consulting & Other Services
ACP Avenu Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	8.98%	11/12/2025	10/2/2029	$660	$655	$655	0.02%
ACP Avenu Buyer, LLC Delayed Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	4/21/2025	10/2/2029	-	(2)	(3)	0.00%
ACP Avenu Buyer, LLC Fourth Amendment Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	8.98%	8/5/2025	10/2/2029	886	879	870	0.03%
ACP Avenu Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	8.98%	1/31/2024	10/2/2029	1,518	1,496	1,475	0.05%
ACP Avenu Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	8.73%	10/30/2024	10/2/2029	96	91	83	0.00%
ACP Avenu Buyer, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	8.98%	4/21/2025	10/2/2029	534	531	525	0.02%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.40%	4/3/2023	7/22/2027	2,820	2,819	2,812	0.09%
AIDC IntermediateCo. 2, LLC Initial Term Loan (Peak Technologies)	(3)(4)(5)(7)(12)	1M SOFR + 5.50% / 1.00%	9.40%	1/15/2025	7/22/2027	3,241	3,241	3,232	0.10%
American Family Care, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	9/10/2025	2/28/2029	-	(4)	-	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
American Family Care, LLC Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.75% / 1.00%	8.65%	9/10/2025	2/28/2029	2,221	2,208	2,221	0.07%
American Family Care, LLC Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.82%	9/10/2025	2/28/2029	4,785	4,767	4,775	0.15%
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.32%	1/31/2025	1/31/2032	367	364	365	0.01%
Arctic Holdco, LLC Initial Refinancing Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 1.00%	9.32%	1/31/2025	1/31/2031	42	40	40	0.00%
Arctic Holdco, LLC Tranche B Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.32%	1/31/2025	1/31/2032	3,211	3,186	3,178	0.10%
Bart & Associates, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.56%	8/31/2026	8/16/2030	13,107	12,995	12,993	0.41%
BCM One, Inc. Initial Term Loan	(3)(4)(5)(7)(9)	1M SOFR + 4.50% / 1.00%	8.50%	5/1/2023	11/17/2027	4,574	4,567	4,573	0.14%
Currier Plastics Acquisition, LLC Closing Date Term A Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.57%	2/12/2026	9/19/2031	4,009	3,983	3,989	0.13%
Currier Plastics Acquisition, LLC Delayed Draw Term A Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.75% / 1.00%	8.65%	2/12/2026	9/19/2031	1,104	1,084	1,089	0.03%
Currier Plastics Acquisition, LLC Delayed Draw Term B Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.57%	2/12/2026	9/19/2031	3,532	3,509	3,515	0.11%
Currier Plastics Acquisition, LLC First Amendment Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.57%	2/12/2026	9/19/2031	3,715	3,691	3,696	0.12%
Currier Plastics Acquisition, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 1.00%	0.50%	2/12/2026	9/19/2031	-	(8)	(6)	0.00%
Digicert, Inc. Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/30/2025	7/10/2030	-	(14)	(11)	0.00%
DigiCert, Inc. Seventh Amendment Specified Refinancing Term B1 Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 0.75%	9.65%	7/30/2025	7/10/2030	16,621	16,418	16,270	0.52%
Eval Home Health Solutions Intermediate, L.L.C. Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 1.00%	9.40%	10/18/2024	5/10/2030	1,978	1,957	1,946	0.06%
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/18/2024	5/10/2030	-	(1)	-	0.00%
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.00% / 1.00%	8.90%	12/22/2023	10/2/2029	19	19	19	0.00%
Guidepoint Security Holdings, LLC First Amendment Term A Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.69%	12/31/2024	10/2/2029	138	136	135	0.00%
Guidepoint Security Holdings, LLC Second Amendment Incremental Term A Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.90%	10/10/2025	10/2/2029	155	154	152	0.00%
Guidepoint Security Holdings, LLC Term Loan A	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.90%	12/22/2023	10/2/2029	294	298	293	0.01%
Improving Holdco, Inc. Revolving Loan (Improving Enterprises)	(3)(4)(5)(6)(7)(18)	3M SOFR + 6.50% / 1.00%	10.40%	5/9/2025	7/26/2027	37	34	36	0.00%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(18)	3M SOFR + 6.50% / 1.00%	10.45%	5/2/2023	7/26/2027	2,780	2,760	2,752	0.09%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(10)(18)	3M SOFR + 6.50% / 1.00%	10.45%	10/16/2024	7/26/2027	3,536	3,511	3,500	0.11%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(11)(18)	3M SOFR + 6.50% / 1.00%	10.45%	7/29/2025	7/26/2027	993	987	983	0.03%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(12)(18)	3M SOFR + 6.50% / 1.00%	10.45%	1/15/2025	7/26/2027	3,841	3,803	3,802	0.12%
Improving Holdco, Inc. Term Loan (Improving Enterprises)	(3)(4)(5)(7)(13)(18)	3M SOFR + 6.50% / 1.00%	10.45%	9/23/2025	7/26/2027	4,226	4,197	4,182	0.13%
Lighthouse Technologies Holding Corp. First Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.82%	12/12/2023	12/31/2029	153	153	153	0.00%
Lighthouse Technologies Holding Corp. Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.82%	12/11/2025	12/31/2029	7,023	6,997	6,937	0.22%
Lighthouse Technologies Holding Corp. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.82%	7/16/2024	12/31/2029	3,919	3,910	3,888	0.12%
Lighthouse Technologies Holding Corp. Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 1.00%	8.82%	1/15/2025	12/31/2029	3,373	3,373	3,346	0.11%
Lighthouse Technologies Holding Corp. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 1.00%	8.82%	9/17/2025	12/31/2029	4,025	4,025	3,992	0.13%
Lighthouse Technologies Holding Corp. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/1/2024	12/31/2029	-	(2)	(16)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
MechanAir LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	12/18/2025	12/18/2031	-	(22)	(34)	0.00%
MechanAir LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	6M SOFR + 6.00% / 1.00%	9.80%	12/18/2025	12/18/2031	1,045	1,037	1,033	0.03%
MechanAir LLC Term Loan	(3)(4)(5)(7)(10)	6M SOFR + 6.00% / 1.00%	9.73%	12/18/2025	12/18/2031	5,197	5,176	5,162	0.16%
MechanAir LLC Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 6.00% / 1.00%	9.73%	3/20/2026	12/18/2031	3,997	3,979	3,970	0.13%
MSS Zenith Buyer, LLC Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/17/2026	9/18/2031	-	(14)	(14)	0.00%
MSS Zenith Buyer, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.23%	9/17/2026	9/19/2033	24,518	24,396	24,395	0.77%
Opensity Solutions LLC Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	8.94%	8/21/2026	8/21/2033	15,329	15,296	15,295	0.48%
Opensity Solutions LLC Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/21/2026	8/21/2033	-	(5)	(5)	0.00%
Opensity Solutions LLC Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	8.94%	8/21/2026	9/5/2031	3,749	3,741	3,740	0.12%
Optimizely North America Inc. (USD) Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/28/2024	10/30/2031	-	(9)	(14)	0.00%
Optimizely North America Inc. (USD) Term Loan	(4)(5)(7)(18)(19)	1M SOFR + 5.50% / 0.75%	9.19% / 2.50%	9/5/2025	10/30/2031	7,485	7,403	7,327	0.23%
Optimizely North America Inc. (USD) Term Loan	(4)(5)(7)(10)(18)(19)	1M SOFR + 5.50% / 0.75%	9.19% / 2.50%	10/28/2024	10/30/2031	5,226	5,178	5,115	0.16%
Penncomp, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	9.15%	10/17/2023	10/17/2028	2,364	2,337	2,343	0.08%
Penncomp, LLC Delayed Draw Term Loan B	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.25% / 0.75%	9.15%	3/11/2025	4/17/2030	3,965	3,938	3,904	0.13%
Penncomp, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 0.75%	0.50%	3/11/2025	10/17/2028	-	-	(4)	0.00%
Penncomp, LLC Term Loan A	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.50%	9.15%	10/17/2023	10/17/2028	2,510	2,483	2,459	0.08%
RCP Nats Purchaser Amendment No. 2 Incremental Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.00% / 0.75%	0.00%	7/15/2026	3/19/2032	-	(71)	(74)	0.00%
Rcp Nats Purchaser, LLC Amendment No. 1 Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.75%	9.04%	3/20/2026	3/19/2032	4,799	4,756	4,766	0.15%
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 0.75%	9.04%	3/18/2025	3/19/2032	1,227	1,225	1,227	0.04%
Rcp Nats Purchaser, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.04%	3/18/2025	3/19/2032	10,202	10,140	10,139	0.32%
Rcp Nats Purchaser, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	3/18/2025	3/19/2032	-	(9)	-	0.00%
Rural Sourcing Holdings, Inc. Amendment No. 1 Term Loan	(4)(5)(7)(19)(26)(27)	3M SOFR + 0.00% / 1.00%	0.00% / 4.25%	6/27/2024	6/15/2029	272	270	189	0.01%
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan	(4)(5)(7)(19)(26)(27)	3M SOFR + 0.00% / 1.00%	0.00%	7/31/2023	6/15/2029	362	356	252	0.01%
Rural Sourcing Holdings, Inc. Revolving Loan	(4)(5)(6)(7)(18)(26)(27)	3M SOFR + 0.00% / 1.00%	0.00%	7/31/2023	6/15/2029	150	146	69	0.00%
Rural Sourcing Holdings, Inc. Tranche B Term Loan	(4)(5)(7)(19)(26)(27)	3M SOFR + 0.00% / 1.00%	0.00% / 4.25%	7/31/2023	6/15/2029	1,616	1,590	1,125	0.04%
Stonebridge Companies, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	5/16/2025	5/16/2031	-	(15)	(1)	0.00%
Stonebridge Companies, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 0.50% / 1.00%	0.50%	5/16/2025	5/16/2030	-	(9)	(1)	0.00%
Stonebridge Companies, LLC Term B Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 1.00%	8.65%	5/16/2025	5/16/2031	3,259	3,246	3,209	0.10%
Stonebridge Companies, LLC Term B Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.00% / 1.00%	8.65%	8/18/2025	5/16/2031	3,259	3,232	3,209	0.10%
U.S. Urology Partners, LLC 2025 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.50% / 0.75%	8.23%	10/17/2025	4/8/2032	12,903	12,701	12,903	0.41%
U.S. Urology Partners, LLC Delayed Draw Term Loan 5/26	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	5/15/2026	4/8/2032	-	(102)	(97)	0.00%
VRC Companies, LLC Amendment No. 2 Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 5.00% / 1.00%	8.77%	12/11/2025	6/29/2027	9,007	8,989	8,962	0.29%
VRC Companies, LLC Closing Date Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 1.00%	9.40%	7/14/2023	6/29/2027	5,806	5,798	5,787	0.18%
VRC Companies, LLC Closing Date Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.50% / 1.00%	9.40%	4/24/2026	6/29/2027	2,769	2,759	2,760	0.09%
VRC Companies, LLC First Amendment Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.75% / 1.00%	9.65%	5/6/2026	6/29/2029	1,579	1,572	1,573	0.05%
VRC Companies, LLC Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.00%	11/21/2024	6/29/2027	2,882	2,874	2,878	0.09%
VRC Companies, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/24/2026	6/29/2027	-	-	-	0.00%
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.00%	9.65%	5/6/2026	6/29/2027	1,525	1,521	1,520	0.05%
VRC Companies, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.00%	9.65%	2/15/2024	6/29/2027	1,959	1,958	1,952	0.06%
							$240,648	$239,455	7.59%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Leisure Facilities
Badge 21 Midco Holdings LLC Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	6M SOFR + 4.50% / 1.00%	8.45%	6/30/2025	6/30/2032	$350	$334	$336	0.01%
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 1.00%	8.57%	6/30/2025	6/30/2032	4,952	4,909	4,917	0.16%
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 1.00%	8.57%	7/30/2025	6/30/2032	1,995	1,978	1,981	0.06%
Badge 21 Midco Holdings LLC Amendment No. 1 Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.50% / 1.00%	8.57%	9/19/2025	6/30/2032	3,990	3,955	3,962	0.13%
Badge 21 Midco Holdings LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	6M SOFR + 4.38% / 1.00%	8.76%	6/30/2025	6/30/2032	313	303	304	0.01%
Excel Fitness Consolidator LLC 2025 Repricing Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.82%	9/10/2025	4/29/2030	5,090	5,033	5,070	0.16%
Excel Fitness Consolidator LLC 2025 Repricing Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.82%	1/15/2025	4/29/2030	3,259	3,193	3,246	0.10%
Excel Fitness Consolidator LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	9/10/2025	4/29/2030	-	-	(1)	0.00%
Excel Fitness Holdings, Inc. Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.82%	5/15/2024	4/29/2030	1,878	1,593	1,877	0.06%
Five Star Buyer, Inc. Delayed Draw Term Loan	(4)(5)(7)(19)(26)(27)	6M SOFR + 0.00% / 1.00%	0.00%	7/31/2023	2/23/2028	56	55	49	0.00%
Five Star Buyer, Inc. Initial Term Loan A	(4)(5)(7)(18)(19)(26)(27)	6M SOFR + 4.50% / 1.00%	6.06%	7/31/2023	2/23/2028	1,559	1,545	1,367	0.04%
Five Star Buyer, Inc. Revolving Loan	(4)(5)(6)(7)(8)(26)(27)	1M SOFR + 0.50% / 1.00%	0.50%	7/31/2023	2/23/2028	-	(1)	(15)	0.00%
Superior biologics, INC. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 0.75%	9.00%	5/28/2026	5/27/2033	7,391	7,253	7,264	0.23%
							$30,150	$30,357	0.96%

Leisure Products
BCI Burke Holding Corp. Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.82%	4/3/2023	12/14/2027	$361	$360	$361	0.01%
BCI Burke Holding Corp. Closing Date Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.82%	7/15/2026	12/14/2027	691	685	690	0.02%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	10/10/2024	12/14/2027	-	(4)	-	0.00%
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	10/10/2024	12/14/2027	-	(5)	-	0.00%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.82%	10/10/2024	12/14/2027	378	376	376	0.01%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.82%	11/19/2025	12/14/2027	331	329	329	0.01%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.82%	1/15/2025	12/14/2027	3,041	3,027	3,024	0.10%
BCI Burke Holding Corp. Seventh Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.75% / 1.00%	9.82%	9/23/2025	12/14/2027	3,752	3,731	3,731	0.12%
KSKI Holdings 2, Inc. Term Loan	(4)(5)(7)(19)	3M SOFR + 8.10% / 1.25%	12.17% / 0.75%	6/30/2023	6/30/2028	1,692	1,673	1,565	0.05%
KSKI Holdings 2, Inc. Term Loan	(4)(5)(7)(12)(19)	3M SOFR + 8.10% / 1.25%	12.17% / 0.75%	1/15/2025	6/30/2028	3,741	3,690	3,460	0.11%
Painful Pleasures, LLC Term Loan fka Artifex	(3)(4)(5)(7)(9)(18)(19)	1M SOFR + 5.50% / 1.00%	9.30%	5/1/2023	12/31/2027	1,191	1,190	1,191	0.04%
Painful Pleasures, LLC Third Incremental Term Loan	(3)(4)(5)(7)(9)(18)(19)	3M SOFR + 5.50% / 1.00%	9.84%	5/1/2023	12/31/2027	3,687	3,680	3,666	0.12%
Sabel Systems Technology Solutions, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/31/2025	10/31/2030	-	(2)	(2)	0.00%
Sabel Systems Technology Solutions, LLC Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 6.00% / 1.00%	9.90%	10/31/2025	10/31/2030	2,768	2,742	2,736	0.09%
The Vertex Companies, Inc. Delayed Draw Term Loan B	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 1.00%	8.77%	10/27/2025	8/31/2028	4,698	4,666	4,683	0.15%
The Vertex Companies, Inc. Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.00% / 1.00%	8.94%	11/4/2024	8/31/2027	989	980	985	0.03%
Vertex Companies, Inc., Term Loan D	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 1.00%	8.89%	11/4/2024	8/31/2028	2,854	2,839	2,831	0.09%
Vertex Companies, Inc., Term Loan D	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 1.00%	8.89%	9/23/2025	8/31/2028	3,907	3,881	3,875	0.12%
							$33,838	$33,501	1.07%

Life & Health Insurance
Management Consulting & Research, LLC_Delayed Draw Term Loan_A	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 1.00%	8.82%	9/14/2026	5/9/2031	$7,137	$7,108	$7,107	0.23%
Spruce Bidco II Inc. Initial U.S. Dollar Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.57%	8/14/2025	2/2/2032	14,412	14,231	14,209	0.45%
Systems Planning and Analysis, Inc Delayed Draw Term Loan 1L (Add-On) 2/24	(3)(4)(5)(7)(10)(18)	3M SOFR + 4.75% / 1.00%	8.43%	5/6/2025	8/16/2027	58	58	58	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Systems Planning and Analysis, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.82%	12/31/2025	8/16/2027	3,130	3,130	3,117	0.10%
Systems Planning and Analysis, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 1.00%	8.82%	9/14/2026	8/16/2027	194	194	194	0.01%
Systems Planning and Analysis, Inc. Fifth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 1.00%	8.48%	6/12/2025	8/16/2027	3,736	3,721	3,716	0.12%
Systems Planning and Analysis, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.82%	5/6/2025	8/16/2027	2,529	2,528	2,528	0.08%
Systems Planning and Analysis, Inc. Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.42% / 1.00%	8.61%	5/6/2025	8/16/2027	284	279	268	0.01%
WCHG Buyer, Inc. First Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.51%	2/6/2025	4/10/2031	12,042	11,998	11,969	0.38%
							$43,247	$43,166	1.38%

Life Sciences Tools & Services
Bamboo US BidCo LLC (aka Baxter) Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.01%	12/15/2023	9/30/2030	$106	$105	$101	0.00%
Bamboo US BidCo LLC (aka Baxter) Repriced Initial Dollar Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.01%	9/28/2026	9/30/2030	4,710	4,499	4,499	0.14%
Bamboo US BidCo LLC (aka Baxter) Repriced Initial Euro Term Loan	(3)(4)(5)(7)	3M EURIBOR + 5.25% / 1.00%	7.81%	9/28/2026	9/30/2030	€1,054	1,198	1,193	0.04%
Bamboo US BidCo LLC (aka Baxter) Repriced Initial Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.25% / 1.00%	9.15%	9/28/2026	10/1/2029	$341	334	334	0.01%
Bamboo US BidCo LLC (aka Baxter) Tranche B-1 Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.01%	11/20/2024	9/30/2030	83	83	79	0.00%
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.01%	11/20/2024	9/30/2030	83	83	80	0.00%
Bamboo US BidCo LLC (aka Baxter) USD Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.01%	12/15/2023	9/30/2030	694	690	663	0.02%
Baxter International Inc. Delayed Draw Term Loan B-1	(3)(4)(5)(6)(7)(8)	1M SOFR + 1.00% / 1.00%	1.00%	9/28/2026	9/30/2030	-	(2)	(2)	0.00%
Baxter International Inc. Delayed Draw Term Loan B-2	(3)(4)(5)(6)(7)(8)	1M SOFR + 1.00% / 1.00%	1.00%	9/28/2026	9/30/2030	-	(2)	(2)	0.00%
Baxter International Inc. Rep Delayed Draw Term Loan	(3)(4)(5)(7)	6M SOFR + 6.00% / 1.00%	10.27%	9/28/2026	12/31/2032	722	690	690	0.02%
Bottomline Technologies, Inc.(Legal Spend Holdings, LLC) 2025-1 Refinancing Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.57%	12/22/2023	5/14/2029	251	251	250	0.01%
Comet Bidco Limited Facility B (USD) Loan	(3)(5)(7)(11)(15)(23)	6M SOFR + 5.00% / 0.00%	9.26%	12/1/2025	12/2/2032	10,164	10,073	10,064	0.32%
Eliassen Group, LLC Initial Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 0.75%	9.82%	11/14/2025	4/14/2028	159	156	155	0.01%
Eliassen Group, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 0.75%	9.82%	8/29/2025	4/14/2028	2,209	2,169	2,151	0.07%
Everest Clinical Research Corporation Brightech Incremental Term Loan	(3)(5)(7)(16)(23)	3M SOFR + 4.50% / 1.00%	8.38%	8/7/2026	5/6/2029	7,894	7,707	7,696	0.25%
Everest Clinical Research Corporation Initial Term Loan	(3)(5)(7)(16)(23)	3M SOFR + 4.50% / 1.00%	8.72%	8/7/2026	5/6/2029	1,417	1,384	1,382	0.04%
Everest Clinical Research Corporation Initial Term Loan	(3)(5)(7)(9)(16)(23)	3M SOFR + 4.50% / 1.00%	8.72%	8/7/2026	5/6/2029	12,458	12,164	12,148	0.39%
Everest Clinical Research Corporation Revolving Loan	(3)(5)(6)(7)(8)(16)(23)	3M SOFR + 0.50% / 1.00%	0.50%	8/7/2026	5/6/2029	-	(58)	(62)	0.00%
Galway Borrower LLC Refinancing Tranche B Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.57%	4/27/2026	9/29/2028	1,828	1,824	1,804	0.06%
Galway Borrower LLC Refinancing Tranche B Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.50% / 0.75%	8.57%	9/14/2026	9/29/2028	7,980	7,875	7,873	0.25%
Galway Borrower LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.20% / 0.75%	8.58%	4/27/2026	9/29/2028	114	105	105	0.00%
KL Charlie Acquisition Company Eight Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	3/26/2026	12/30/2029	-	-	-	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 1.00%	9.00%	1/5/2024	12/30/2026	537	536	537	0.02%
KL Charlie Acquisition Company Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 1.00%	9.00%	9/22/2025	12/30/2026	2,018	2,005	2,018	0.06%
KL Charlie Acquisition Company Fourth Amendment Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	9.00%	3/26/2026	12/30/2026	181	181	181	0.01%
KL Charlie Acquisition Company Fourth Amendment Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 1.00%	9.00%	9/22/2025	12/30/2026	1,956	1,947	1,956	0.06%
KL Charlie Acquisition Company Seventh Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.00% / 1.00%	9.00%	3/31/2025	12/30/2026	56	56	57	0.00%
KL Charlie Acquisition Company Sixth Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	9.00%	10/24/2024	12/30/2026	382	382	382	0.01%
KL Moon Acquisition, LLC 2024 Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 7.00% / 1.00%	10.81%	2/7/2024	2/1/2029	656	647	625	0.02%
KL Moon Acquisition, LLC Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 7.00% / 1.00%	10.81%	1/5/2024	2/1/2029	1,645	1,635	1,568	0.05%
KL Moon Acquisition, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 7.00% / 1.00%	10.81%	1/5/2024	2/1/2029	353	354	336	0.01%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(3)(4)(5)(7)	1M SOFR + 6.00% / 1.00%	9.89%	6/28/2023	6/10/2027	1,607	1,607	1,607	0.05%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan D	(3)(4)(5)(7)(12)	1M SOFR + 6.00% / 1.00%	9.89%	1/15/2025	6/10/2027	3,242	3,242	3,241	0.10%
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	(3)(4)(5)(7)	1M SOFR + 6.00% / 1.00%	10.00%	8/30/2024	6/10/2027	3,841	3,825	3,841	0.12%
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	(3)(4)(5)(7)(18)	3M SOFR + 6.00% / 1.00%	10.12%	5/13/2025	6/10/2027	875	869	875	0.03%
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.00% / 0.75%	9.02%	1/10/2025	6/15/2029	977	994	971	0.03%
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(14)(18)	3M SOFR + 5.00% / 0.75%	9.02%	9/14/2026	6/15/2029	7,984	7,926	7,937	0.25%
Redwood Services Group, LLC Tenth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 0.00%	8.83%	2/13/2026	6/15/2029	924	901	883	0.03%
Redwood Services Group, LLC Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	9.08%	1/10/2025	6/15/2029	6,962	6,915	6,857	0.22%
							$85,350	$85,073	2.70%

Managed Health Care
Beacon Pointe Harmony, LLC 2024 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.75%	8.40%	6/3/2026	12/29/2028	$5,803	$5,774	$5,772	0.18%
Beacon Pointe Harmony, LLC Amendment No.4 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.50% / 0.75%	8.40%	6/3/2026	12/29/2028	136	135	135	0.00%
Beacon Pointe Harmony, LLC Delayed Draw Term Facility	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.75%	8.40%	6/3/2026	12/29/2028	283	282	282	0.01%
Beacon Pointe Harmony, LLC Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.75%	8.40%	6/3/2026	12/29/2028	280	278	278	0.01%
Beacon Pointe Harmony, LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.75%	8.40%	6/3/2026	12/29/2028	588	585	585	0.02%
Beacon Pointe Harmony, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	6/3/2026	12/29/2027	-	-	-	0.00%
							$7,054	$7,052	0.22%

Metal, Glass & Plastic Containers
Project Tahoe Acquisition Corporation Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.48%	7/24/2026	1/1/2032	$4,601	$4,560	$4,558	0.14%
Project Tahoe Acquisition Corporation Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/27/2026	1/1/2032	-	(12)	(13)	0.00%
							$4,548	$4,545	0.14%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Office Services & Supplies
ALKU Intermediate Holdings, LLC Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.00%	9.57%	9/28/2026	5/23/2030	$1,120	$1,061	$1,061	0.03%
Alku Intermediate Holdings, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 6.25% / 0.75%	10.32%	9/28/2026	5/22/2030	7,615	7,331	7,331	0.23%
Beacon Behavioral Holdings LLC Term Loan	(3)(4)(5)(7)(19)	FIXED + 15.00% / 0.00%	15.00%	6/11/2026	6/21/2030	286	282	281	0.01%
Beacon Behavioral Support Services LLC First Amendment Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.50% / 1.00%	9.30%	6/11/2026	6/21/2029	450	441	442	0.01%
Beacon Behavioral Support Services LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 1.00%	9.23%	6/11/2026	6/21/2029	11	11	11	0.00%
Beacon Behavioral Support Services LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.36% / 1.00%	9.87%	6/11/2026	6/21/2029	229	224	225	0.01%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.75%	1/3/2025	1/3/2030	2,421	2,404	2,421	0.08%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.75%	1/3/2025	1/3/2030	2,326	2,310	2,326	0.07%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.00% / 1.00%	8.75%	7/15/2026	1/3/2030	3,890	3,853	3,890	0.12%
Capitol Imaging Acquisition Corp. Closing Date Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.00% / 1.00%	8.75%	9/23/2025	1/3/2030	3,985	3,973	3,985	0.13%
Capitol Imaging Acquisition Corp. Delayed Draw Term B	(3)(4)(5)(7)(18)	3M SOFR + 4.88% / 1.00%	8.82%	4/21/2026	1/3/2030	7,403	7,340	7,383	0.23%
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.00% / 1.00%	8.75%	1/3/2025	1/3/2030	2,400	2,382	2,400	0.08%
Capitol Imaging Acquisition Corp. First Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.48%	4/21/2026	1/3/2030	228	227	227	0.01%
Capitol Imaging Acquisition Corp. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	1/3/2025	1/3/2030	-	(5)	-	0.00%
Ergotron Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 0.75%	9.15%	8/2/2023	7/6/2028	489	489	489	0.02%
Ergotron Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.25% / 0.75%	9.15%	9/17/2025	7/6/2028	3,944	3,944	3,944	0.12%
Eskola LLC Delayed Draw Term A Loan	(3)(4)(5)(7)(10)(19)	3M SOFR + 5.50% / 1.50%	9.57%	12/18/2024	12/19/2029	3,117	3,096	2,818	0.09%
Eskola LLC Initial Term Loan	(3)(4)(5)(7)(10)(19)	3M SOFR + 5.50% / 1.50%	9.57%	12/18/2024	12/19/2029	8,732	8,662	7,826	0.25%
Forward Solutions, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 1.00%	10.22%	5/31/2024	12/15/2026	542	541	541	0.02%
Forward Solutions, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 1.00%	10.22%	5/31/2024	12/15/2026	645	644	644	0.02%
							$49,210	$48,245	1.53%

Packaged Foods & Meats
Advanced Web Technologies Holding Company Delayed Draw Term Loan	(4)(5)(6)(7)(10)(18)(19)	3M SOFR + 6.50% / 1.00%	10.57% / 2.25%	11/6/2024	12/17/2027	$797	$792	$792	0.03%
Advanced Web Technologies Holding Company Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 6.00% / 1.00%	9.73%	11/5/2024	12/17/2027	49	49	49	0.00%
Advanced Web Technologies Holding Company Term Loan	(4)(5)(7)(10)(19)	3M SOFR + 6.50% / 1.00%	10.57% / 2.25%	11/6/2024	12/17/2027	2,026	2,012	2,014	0.06%
Associated Spring US, LLC Amendment No.4 Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.40%	6/30/2026	4/4/2030	3,714	3,679	3,677	0.12%
Aviation Technical Services, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	8/9/2024	7/12/2029	-	(2)	(4)	0.00%
Aviation Technical Services, Inc. Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.50%	12/18/2025	7/12/2029	580	576	574	0.02%
Aviation Technical Services, Inc. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.75% / 1.00%	9.50%	1/15/2025	7/12/2029	3,340	3,323	3,309	0.10%
Boston Clinical Trials, LLC Initial Term Loan	(3)(4)(5)(7)(8)	3M SOFR + 4.75% / 1.00%	8.97%	4/7/2026	12/20/2027	-	9	-	0.00%
Boston Clinical Trials, LLC Initial Term Loan	(3)(4)(5)(7)(14)	3M SOFR + 4.75% / 1.00%	8.97%	9/14/2026	12/20/2027	4,989	4,959	4,968	0.16%
Boston Clinical Trials, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	4/7/2026	12/20/2027	-	-	-	0.00%
Chef Merito, LLC Delayed Draw Term Loan A	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.57%	1/15/2025	7/15/2028	417	417	417	0.01%
Chef Merito, LLC Delayed Draw Term Loan B	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.57%	1/15/2025	7/15/2028	417	417	417	0.01%
Chef Merito, LLC Delayed Draw Term Loan C	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.57%	11/25/2025	7/15/2028	335	338	333	0.01%
Chef Merito, LLC First Amendment Term Loan A	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.25%	1/15/2025	7/15/2028	2,513	2,479	2,475	0.08%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Chef Merito, LLC Fourth Amendment Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.57%	6/30/2026	7/15/2031	944	944	944	0.03%
Chef Merito, LLC Second Amendment Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.57%	6/28/2024	7/15/2028	1,116	1,105	1,101	0.03%
Demakes Borrower, LLC Term B Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 0.75%	9.82%	4/17/2024	12/31/2031	338	336	338	0.01%
Demakes FinanceCo, LLC Amendment No. 3 Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 0.75%	9.82%	6/11/2026	12/31/2031	336	326	325	0.01%
Gastronome Acquisition, LLC Initial Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 5.00% / 1.00%	9.22%	7/3/2023	11/18/2027	4,693	4,682	4,693	0.15%
Lindstrom, LLC Initial Revolving Credit Loan	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 0.38% / 0.75%	0.38%	12/30/2025	12/30/2032	-	(33)	(40)	0.00%
Lindstrom, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.25% / 0.75%	9.15%	12/30/2025	12/30/2032	16,368	16,144	16,097	0.51%
Patriot Foods Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 5.25% / 1.00%	9.32%	1/5/2024	12/24/2029	4,863	4,818	4,834	0.15%
Pico Quantitative Trading LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 0.75%	9.75%	7/10/2026	7/9/2032	15,024	14,766	14,799	0.47%
Pico Quantitative Trading LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 6.00% / 0.75%	9.81%	7/10/2026	7/9/2032	3,005	2,933	2,942	0.09%
Signature Brands, LLC Term Loan A	(3)(4)(5)(7)(19)	3M SOFR + 6.50% / 1.75%	10.53%	2/29/2024	5/4/2028	297	295	297	0.01%
Signature Brands, LLC Term Loan B	(4)(5)(7)(26)(27)	1M SOFR + 0.00% / 0.00%	0.00%	6/28/2023	5/4/2028	4,906	4,602	3,837	0.12%
Signature Investor LLC Term Loan B	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.00% / 1.75%	0.00%	2/6/2025	5/4/2028	-	-	(75)	0.00%
							$69,966	$69,113	2.18%

Paper & Plastic Packaging Products & Materials
AAH Topco, LLC Class C Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.00% / 0.75%	8.90%	3/31/2025	12/22/2027	4,491	$4,463	$4,481	0.14%

Passenger Ground Transportation
EVDR Purchaser, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	10/15/2024	2/14/2031	$-	$(11)	$(35)	0.00%
EVDR Purchaser, Inc. Incremental Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 0.75%	8.65%	1/15/2025	2/14/2031	3,349	3,304	3,304	0.11%
EVDR Purchaser, Inc. Incremental Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 4.75% / 0.75%	8.65%	12/22/2025	2/14/2031	3,663	3,631	3,614	0.11%
EVDR Purchaser, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.75% / 0.75%	8.57%	10/15/2024	2/14/2031	994	988	974	0.03%
EVDR Purchaser, Inc., Incremental TL	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 0.75%	8.65%	5/1/2026	2/14/2031	4,258	4,218	4,200	0.13%
Wasteology Group Transportation, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	11/3/2025	11/3/2032	-	(29)	(31)	0.00%
Wasteology Group Transportation, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	11/3/2025	11/3/2032	-	(9)	(10)	0.00%
Wasteology Group Transportation, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.50%	10/31/2025	11/3/2032	2,869	2,842	2,842	0.09%
							$14,934	$14,858	0.47%

Personal Care Products
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.23%	10/28/2024	2/9/2027	$1,292	$1,290	$1,288	0.04%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.23%	1/15/2025	2/9/2027	3,343	3,338	3,332	0.11%
Dealer Services Network, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.23%	9/25/2025	2/9/2027	3,995	3,987	3,982	0.13%
Dealer Services Network, LLC Third Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.23%	10/6/2025	2/9/2027	739	737	736	0.02%
Greenwood Operating Group, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.57%	5/7/2025	5/7/2031	10,394	10,210	10,194	0.32%
Greenwood Operating Group, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.57%	2/5/2026	5/7/2031	3,523	3,460	3,455	0.11%
Greenwood Operating Group, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.57%	9/23/2025	5/7/2031	3,950	3,882	3,874	0.12%
Greenwood Operating Group, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.50% / 1.00%	11.50%	5/7/2025	5/7/2031	3,278	3,208	3,204	0.10%
Kinetic Purchaser, LLC - Closing Date Term Loan	(4)(5)(7)(8)(19)(26)(27)	3M SOFR + 0.00% / 1.00%	0.00%	12/18/2023	11/10/2027	-	-	-	0.00%
Loving Tan Intermediate II Inc. Closing Date Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.32%	7/31/2023	5/31/2028	2,633	2,602	2,617	0.08%
Loving Tan Intermediate II Inc. Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 1.00%	9.32%	10/10/2025	5/31/2028	7	6	7	0.00%
Loving Tan Intermediate II Inc. Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 1.00%	9.32%	7/31/2023	5/31/2028	31	28	31	0.00%
RoC Holdco LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.01%	3/8/2024	2/21/2031	821	815	814	0.03%
RoC Holdco LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.01%	1/15/2025	2/21/2031	3,340	3,312	3,311	0.11%
RoC Holdco LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/8/2024	2/21/2030	-	(5)	-	0.00%
Soleil Collective Intermediate II Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/10/2025	5/31/2028	-	(1)	-	0.00%
							$36,869	$36,845	1.17%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Pharmaceuticals
BCDI BHI Intermediate 2, LP Second Amendment Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.90%	8/28/2026	9/30/2030	$15,280	$15,141	$15,136	0.48%
Curio Brands, LLC Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 0.75%	8.90%	4/2/2025	4/2/2031	5,727	5,683	5,694	0.18%
Curio Brands, LLC Initial Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 0.75%	8.90%	9/18/2025	4/2/2031	2,880	2,861	2,863	0.09%
Curio Brands, LLC Initial Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 0.75%	8.90%	9/18/2025	4/2/2031	3,850	3,824	3,827	0.12%
Curio Brands, LLC Multi Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/2/2025	4/2/2031	-	(8)	-	0.00%
Curio Brands, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	4/2/2025	4/2/2031	-	(8)	-	0.00%
MGT Impact Holdings, LLC 2025-1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	6M SOFR + 5.25% / 1.00%	9.11%	4/15/2025	4/10/2029	1,584	1,564	1,470	0.05%
MGT Impact Holdings, LLC 2025-1 Term Loan	(3)(4)(5)(7)(10)	6M SOFR + 5.25% / 1.00%	9.08%	4/15/2025	4/10/2029	4,649	4,616	4,528	0.14%
MGT Impact Holdings, LLC Revolving Credit Loan	(3)(4)(5)(7)(18)	3M SOFR + 4.92% / 1.00%	10.86%	4/15/2025	4/10/2029	612	608	595	0.02%
Pet FLavor, LLC Term A Loan	(3)(4)(5)(7)(9)(18)(19)	3M SOFR + 6.00% / 1.00%	10.07%	7/3/2023	12/15/2026	5,033	5,030	4,996	0.16%
ResiXperts Holdco, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 1.00%	9.26%	11/26/2025	5/2/2030	1,301	1,284	1,285	0.04%
ResiXperts Holdco, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.25%	11/26/2025	5/2/2030	380	376	376	0.01%
ResiXperts Holdco, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.25%	11/26/2025	5/2/2030	328	325	325	0.01%
ResiXperts Holdco, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 1.00%	9.25%	11/26/2025	5/2/2030	49	47	47	0.00%
SV Newco 2, Inc. 2025 Incremental Delayed Draw Term Loan	(3)(5)(6)(7)(16)(18)(23)	3M SOFR + 5.00% / 0.75%	9.07%	10/3/2025	6/2/2031	2,619	2,586	2,553	0.08%
SV Newco 2, Inc. 2025 Incremental Term Loan	(3)(5)(7)(10)(16)(23)	3M SOFR + 5.00% / 0.75%	9.07%	10/3/2025	6/2/2031	2,600	2,589	2,579	0.08%
SV Newco 2, Inc. Delayed Draw Term Loan	(3)(5)(7)(16)(18)(23)	3M SOFR + 4.50% / 0.75%	9.39%	4/30/2026	6/2/2031	1,631	1,616	1,618	0.05%
SV Newco 2, Inc. Delayed Draw Term Loan	(3)(5)(7)(10)(16)(18)(23)	3M SOFR + 4.50% / 0.75%	9.39%	10/3/2025	6/2/2031	1,033	1,029	1,025	0.03%
SV Newco 2, Inc. Initial Term Loan	(3)(5)(7)(10)(16)(23)	3M SOFR + 5.00% / 0.75%	9.07%	10/3/2025	6/2/2031	5,132	5,093	5,090	0.16%
SV Newco 2, Inc. Revolving Credit Loan	(3)(5)(6)(7)(16)(18)(23)	3M SOFR + 4.57% / 0.75%	10.03%	10/3/2025	6/2/2031	1,343	1,329	1,328	0.04%
Vatica Health, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.25% / 0.75%	0.25%	10/31/2025	10/29/2032	-	(8)	-	0.00%
Vatica Health, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.25% / 0.75%	7.98%	10/31/2025	10/29/2032	17,791	17,716	17,746	0.56%
World Insurance Associates, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.00% / 1.00%	8.74%	9/22/2026	4/3/2030	231	231	231	0.01%
World Insurance Associates, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.07%	9/22/2026	4/3/2030	3,418	3,410	3,410	0.11%
World Insurance Associates, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.07%	3/6/2025	4/3/2030	15,859	15,859	15,822	0.50%
World Insurance Associates, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.07%	7/13/2026	4/3/2030	9,630	9,630	9,608	0.31%
World Insurance Associates, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/13/2026	4/3/2030	-	(1)	(2)	0.00%
							$102,422	$102,150	3.23%

Real Estate Operating Companies
Associations, Inc. Delayed Draw Term B Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 6.50% / 1.00%	10.53%	6/24/2026	7/3/2028	399	375	372	0.01%
Associations, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/24/2026	7/2/2028	$-	$-	$-	0.00%
Associations, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	5/3/2024	7/2/2028	-	-	-	0.00%
Associations, Inc. Special Purpose Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 6.50% / 1.00%	10.52%	6/24/2026	7/3/2028	355	355	355	0.01%
Associations, Inc. Special Purpose Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 6.50% / 1.00%	10.52%	5/3/2024	7/3/2028	310	310	310	0.01%
Associations, Inc. Term Loan A	(3)(4)(5)(7)	3M SOFR + 6.50% / 1.00%	10.52%	5/3/2024	7/3/2028	6,849	6,830	6,849	0.22%
Associations, Inc. Term Loan A	(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	10.52%	6/24/2026	7/3/2028	7,845	7,845	7,845	0.25%
Associations, Inc. Third Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.50% / 1.00%	10.57%	6/24/2026	7/3/2028	3,582	3,564	3,564	0.11%
FirstCall Mechanical Group, LLC Amendment No. 2 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	9.08%	6/11/2026	6/27/2031	3,273	2,904	2,883	0.09%
							$22,183	$22,178	0.70%

Real Estate Services
BBG, Inc. Initial Term Loan	(4)(5)(7)(19)	3M SOFR + 6.75% / 1.00%	11.09% / 0.25%	4/3/2023	1/8/2027	$6,215	$6,177	$6,069	0.19%
Designs for Health, Inc. Initial Revolving Facility Loan (First Lien)	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	10/24/2025	10/16/2030	-	(32)	-	0.00%
Designs for Health, Inc. Initial Term B Loan (First Lien)	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 0.75%	8.29%	10/24/2025	10/16/2030	7,259	7,201	7,199	0.23%
Designs for Health, Inc. Initial Term B Loan (First Lien)	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 0.75%	8.29%	10/24/2025	10/16/2030	7,259	7,201	7,199	0.23%
Real Remax Group Inc. - Term Loan	(3)(4)(5)(7)	1M SOFR + 5.50% / 3.00%	9.40%	8/25/2026	8/24/2031	28,636	28,077	28,064	0.89%
							$48,624	$48,531	1.54%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Research & Consulting Services
Anaplan, Inc. Fourth Amendment Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.75%	8.26%	5/1/2023	6/21/2029	$4,913	$4,902	$4,688	0.15%
Anaplan, Inc. Fourth Amendment Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 0.75%	8.26%	4/30/2026	6/21/2029	17,618	16,845	16,813	0.53%
Baker Tilly Advisory Group, LP Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.00%	8.65%	9/28/2026	6/3/2031	2,964	2,925	2,925	0.09%
Baker Tilly Advisory Group, LP Revolving Credit	(3)(4)(5)(6)(7)(18)	3M SOFR + 3.83% / 0.00%	8.00%	9/28/2026	6/3/2030	356	351	351	0.01%
Band Finance, LLC Revolver	(3)(4)(5)(7)(18)	3M SOFR + 5.25% / 1.00%	8.97%	8/21/2026	8/24/2033	1,986	1,982	1,982	0.06%
Band Finance, LLC Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	8.93%	8/21/2026	8/24/2033	13,835	13,805	13,805	0.44%
Band Finance, LLC_Amendment No. 1 Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.25% / 1.00%	8.95%	8/21/2026	8/24/2033	3,729	3,721	3,720	0.12%
Band Finance, LLC_Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 5.25% / 1.00%	8.93%	8/21/2026	8/24/2033	5,271	5,259	5,259	0.17%
BDO USA, P.C. 2025 Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 2.00%	8.26%	10/31/2025	8/31/2028	310	308	308	0.01%
BDO USA, P.C. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 2.00%	8.76%	8/11/2026	8/31/2028	6,239	5,979	5,962	0.19%
BDO USA, P.C. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 2.00%	8.76%	11/17/2023	8/31/2028	4,850	4,808	4,635	0.15%
BNI Intermediate Holdings LLC Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.00% / 0.75%	0.00%	7/31/2026	8/1/2033	-	(15)	(6)	0.00%
BNI Intermediate Holdings LLC Initial Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	7/31/2026	8/1/2033	-	(30)	(29)	0.00%
BNI Intermediate Holdings LLC Initial USD Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.07%	7/31/2026	8/1/2033	14,004	13,823	13,828	0.44%
BNI Intermediate Holdings LLC Initial USD Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 0.75%	9.07%	8/24/2026	8/1/2033	3,700	3,653	3,654	0.12%
Comfort Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	4/24/2026	4/27/2033	-	(12)	(10)	0.00%
Comfort Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.82%	4/27/2026	4/27/2033	11,289	11,171	11,193	0.35%
Comfort Buyer, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 0.50% / 0.75%	0.50%	4/24/2026	4/27/2033	-	(14)	(11)	0.00%
Consertus, Inc. Amendment No. 2 Delayed Draw Term A Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.75% / 1.00%	6.75%	8/3/2026	8/1/2031	4,851	4,732	4,728	0.15%
Consertus, Inc. Amendment No. 2 Delayed Draw Term B Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/3/2026	8/1/2031	-	(69)	(72)	0.00%
Consertus, Inc. Amendment No. 2 Incremental Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.75% / 1.00%	9.82%	8/3/2026	8/1/2031	5,326	5,275	5,273	0.17%
Continental Buyer, Inc. Delayed Term Loan	(3)(4)(5)(7)	6M SOFR + 6.00% / 0.75%	10.27%	9/28/2026	4/2/2031	70	69	69	0.00%
Continental Buyer, Inc. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.65%	9/28/2026	4/2/2031	2,029	2,003	2,003	0.06%
Crowe Advisory LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/7/2026	8/7/2033	-	(28)	(38)	0.00%
Crowe Advisory LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 0.75%	9.26%	8/7/2026	8/7/2033	23,077	22,932	22,885	0.72%
Crowe Advisory LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	8/7/2026	8/7/2033	-	(14)	(19)	0.00%
Emergency Care Partners, LLC Ninth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	9.07%	1/9/2026	10/18/2027	34	34	34	0.00%
Emergency Care Partners, LLC Ninth Amendment Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	1/9/2026	10/18/2027	-	-	-	0.00%
Emergency Care Partners, LLC Ninth Amendment Term A Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.07%	1/9/2026	10/18/2027	1,326	1,321	1,321	0.04%
Epika Fleet Services, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.32%	8/12/2026	4/17/2031	3,837	3,830	3,814	0.12%
Epika Fleet Services, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 0.75%	9.32%	5/9/2025	4/17/2031	3,501	3,479	3,480	0.11%
Epika Fleet Services, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 0.75%	9.32%	8/15/2025	4/17/2031	2,000	1,988	1,988	0.06%
Epika Fleet Services, Inc. Closing Date Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 0.75%	9.32%	9/25/2025	4/17/2031	4,000	3,975	3,976	0.13%
Epika Fleet Services, Inc. Delayed Draw Term A Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.32%	8/12/2026	4/17/2031	1,016	1,014	1,010	0.03%
Epika Fleet Services, Inc. Delayed Draw Term A Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.25% / 0.75%	9.32%	8/15/2025	4/17/2031	2,515	2,500	2,500	0.08%
Epika Fleet Services, Inc. Delayed Draw Term B Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.32%	5/9/2025	4/17/2031	4,178	4,158	4,152	0.13%
Epika Fleet Services, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	8/12/2026	4/17/2031	-	(2)	(2)	0.00%
Epika Fleet Services, Inc. Second Amendment Delayed Draw C Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 0.75%	9.30%	2/17/2026	2/17/2028	3,604	3,561	3,554	0.11%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.57%	10/1/2024	9/28/2029	2,133	2,125	2,113	0.07%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.57%	12/13/2024	9/28/2029	2,827	2,801	2,800	0.09%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.50% / 1.00%	9.57%	1/15/2025	9/28/2029	3,179	3,162	3,149	0.10%
ESCP DTFS INC. Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.57%	9/24/2025	9/28/2029	3,873	3,852	3,836	0.12%
Express Wash Concepts, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 1.00%	9.08%	9/3/2026	9/3/2032	166	153	153	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Express Wash Concepts, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	9.08%	9/3/2026	9/3/2032	5,130	5,066	5,065	0.16%
Express Wash Concepts, LLC_Revolver	(3)(4)(5)(6)(7)(18)	1M SOFR + 5.25% / 1.00%	8.96%	9/2/2026	9/2/2033	4	2	2	0.00%
Gator Plastic Intermediate Holdings, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 7.00% / 1.50%	10.81%	4/14/2025	10/14/2027	3,995	3,958	3,963	0.13%
Gator Plastic Intermediate Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 7.00% / 1.50%	11.04%	4/14/2025	10/14/2027	298	291	298	0.01%
Gerson Lehrman Group, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.22%	7/7/2023	12/13/2027	4,950	4,915	4,946	0.16%
Green Street 2nd Amended Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 0.00%	10.46%	9/28/2026	10/17/2029	34	34	34	0.00%
Greenlight Intermediate II, Inc. Fourth Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.75% / 0.75%	9.82%	7/2/2026	6/1/2029	2,638	2,638	2,638	0.08%
Guidehouse LLP Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.44%	9/28/2026	12/16/2030	7,120	6,792	6,792	0.22%
Hardenbergh Group, Inc., The Fourth Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 2.00%	10.07%	11/4/2025	8/7/2028	1,636	1,624	1,625	0.05%
Hardenbergh Group, Inc., The Second Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 2.00%	10.07%	3/14/2025	8/7/2028	3,053	3,035	3,035	0.10%
Hardenbergh Group, Inc., The Second Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 2.00%	10.07%	9/23/2025	8/7/2028	3,907	3,882	3,883	0.12%
Hardenbergh Group, Inc., The Third Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 6.00% / 2.00%	10.07%	10/1/2025	8/7/2028	2,294	2,279	2,280	0.07%
HLSG Intermediate, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.75% / 0.75%	8.49%	1/30/2026	2/2/2033	2,186	2,175	2,171	0.07%
HLSG Intermediate, LLC Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.49%	2/2/2026	2/2/2033	4,975	4,954	4,945	0.16%
HLSG Intermediate, LLC Initial Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 0.75%	8.49%	2/2/2026	2/2/2033	2,237	2,228	2,223	0.07%
HLSG Intermediate, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	1/30/2026	2/2/2033	-	(4)	(6)	0.00%
Impact Advisors, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 4.50% / 1.00%	8.57%	6/12/2026	3/19/2032	50	49	49	0.00%
Impact Advisors, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 1.00%	8.23%	6/12/2026	3/19/2032	656	655	655	0.02%
Impact Advisors, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 3.50% / 1.00%	10.50%	6/12/2026	3/19/2032	22	22	22	0.00%
Liberty Purchaser, LLC Delayed Draw Term Loan (Magna Legal Services)	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 0.75%	8.32%	12/19/2023	11/21/2029	1,154	1,154	1,154	0.04%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(3)(4)(5)(7)(10)	3M SOFR + 4.50% / 0.75%	8.32%	12/19/2023	11/21/2029	781	781	781	0.02%
Liberty Purchaser, LLC Initial Term Loan (Magna Legal Services)	(3)(4)(5)(7)(12)	3M SOFR + 4.50% / 0.75%	8.32%	1/15/2025	11/21/2029	3,339	3,339	3,339	0.11%
Liberty Purchaser, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 0.50% / 0.75%	0.50%	11/1/2024	11/22/2028	-	-	-	0.00%
Liberty Purchaser, LLC Third Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.50% / 0.75%	8.30%	2/9/2026	11/22/2029	13,593	13,525	13,519	0.43%
Mantech Delayed Draw Term Loan	(3)(4)(5)(7)	6M SOFR + 3.34% / 0.00%	9.09%	9/28/2026	9/28/2032	125	122	122	0.00%
ManTech International Corporation 2025 Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.00%	8.32%	9/28/2026	9/14/2029	9,490	9,225	9,226	0.29%
Mantech Revolving Credit Facility	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 0.00%	0.50%	9/28/2026	9/28/2032	-	(1)	(1)	0.00%
Packaging Coordinators Midco, Inc. 2025 General Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	10/14/2025	10/15/2032	-	(19)	-	0.00%
Packaging Coordinators Midco, Inc. 2025 Initial Dollar Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	1/22/2025	10/15/2032	-	(282)	-	0.00%
Packaging Coordinators Midco, Inc. 2025 Initial Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.00% / 0.75%	8.82%	1/22/2025	10/15/2032	1,975	1,975	1,972	0.06%
Packaging Coordinators Midco, Inc. 2025 Initial Term Loan	(3)(4)(5)(7)(10)(18)	3M SOFR + 5.00% / 0.75%	8.82%	1/22/2025	10/15/2032	9,811	9,788	9,796	0.31%
Packaging Coordinators Midco, Inc. 2025 Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.61% / 0.75%	8.89%	10/15/2025	10/15/2032	92	83	92	0.00%
Packaging Coordinators Midco, Inc. 2025 Specified Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 0.75%	8.82%	10/15/2025	10/15/2032	108	108	108	0.00%
Petrus Buyer, Inc. Amendment No. 2 Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 0.00%	8.26%	9/28/2026	10/17/2029	9,442	9,321	9,321	0.30%
Petrus Buyer, Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.00%	0.50%	9/28/2026	10/17/2029	-	(9)	(9)	0.00%
Sagebrush Buyer, LLC Revolving Credit	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	7/1/2024	7/1/2030	-	(7)	-	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Sagebrush Buyer, LLC Sagebrush Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.65%	2/10/2026	7/1/2030	9,133	9,052	9,045	0.29%
Sagebrush Buyer, LLC StoneTurn Incremental Term Loan	(3)(4)(5)(7)(11)	1M SOFR + 4.75% / 1.00%	8.65%	2/11/2026	7/1/2030	5,276	5,229	5,225	0.17%
Sagebrush Buyer, LLC Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 1.00%	8.65%	7/1/2024	7/1/2030	2,624	2,598	2,587	0.08%
Sagebrush Buyer, LLC Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 4.75% / 1.00%	8.65%	1/15/2025	7/1/2030	2,997	2,965	2,954	0.09%
SourceHOV Tax, LLC Initial Term A Loan	(3)(4)(5)(7)(9)	3M SOFR + 5.75% / 1.00%	9.83%	5/1/2023	4/6/2028	4,824	4,807	4,639	0.15%
The Rawlings Company Incremental Revolver	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 0.75%	0.50%	9/28/2026	4/2/2031	-	-	-	0.00%
The Rawlings Company Revolver	(3)(4)(5)(6)(7)(8)	1M SOFR + 0.50% / 0.75%	0.50%	9/28/2026	4/2/2031	-	-	-	0.00%
ToxStrategies, LLC Closing Date Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.50% / 0.75%	8.57%	11/12/2025	11/12/2031	5,312	5,288	5,296	0.17%
ToxStrategies, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.50% / 0.75%	8.57%	11/12/2025	11/12/2031	867	861	863	0.03%
ToxStrategies, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	11/12/2025	11/12/2031	-	(3)	(2)	0.00%
Trintech Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.75% / 0.75%	0.75%	2/4/2026	1/28/2033	-	(19)	(31)	0.00%
Trintech Inc. Initial Term Loan	(3)(4)(5)(7)	1M SOFR + 4.75% / 0.75%	8.44%	2/4/2026	1/28/2033	5,000	4,955	4,926	0.16%
Trintech Inc. Initial Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.75% / 0.75%	8.44%	2/4/2026	1/28/2033	7,679	7,610	7,564	0.24%
Trintech Inc. Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/4/2026	1/28/2033	-	(14)	(24)	0.00%
Vehlo Purchaser, LLC Amendment No. 4 Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/30/2025	5/24/2028	-	(6)	(11)	0.00%
Vehlo Purchaser, LLC Tranche C Delayed Draw Term Loan	(3)(4)(5)(7)(8)	1M SOFR + 5.25% / 0.75%	9.15%	6/18/2025	5/24/2028	-	14	-	0.00%
Vehlo Purchaser, LLC Tranche C Delayed Draw Term Loan	(3)(4)(5)(7)(14)	1M SOFR + 5.25% / 0.75%	9.15%	9/14/2026	5/24/2028	7,814	7,790	7,782	0.25%
Vybond Buyer, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 1.00% / 0.75%	1.00%	2/3/2025	2/3/2032	-	(14)	(2)	0.00%
Vybond Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	2/3/2025	2/3/2032	5,326	5,261	5,241	0.17%
Vybond Buyer, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.82%	9/22/2025	2/3/2032	3,950	3,897	3,887	0.12%
Vybond Buyer, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 0.75%	0.50%	2/3/2025	2/3/2032	-	(21)	(1)	0.00%
							$316,260	$315,752	10.02%

Restaurants
PestCo, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 4.75% / 1.00%	8.49%	8/6/2025	8/6/2030	$3,001	$2,990	$2,995	0.10%
PestCo, LLC Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.75% / 1.00%	8.49%	8/6/2025	8/6/2030	272	267	269	0.01%
PestCo, LLC Term A Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 1.00%	8.57%	8/6/2025	8/6/2030	6,817	6,793	6,769	0.21%
PestCo, LLC Term A Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 1.00%	8.57%	8/6/2025	8/6/2030	6,817	6,793	6,769	0.21%
							$16,843	$16,802	0.53%

Security & Alarm Services
Pavion Corp. Delayed Draw Term Loan	(3)(4)(5)(7)	6M SOFR + 5.38% / 0.75%	11.13%	9/28/2026	10/30/2030	$1,032	$1,016	$1,016	0.03%
Pavion Corp. Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 0.75%	9.82%	9/28/2026	10/30/2030	4,896	4,814	4,814	0.15%
							$5,830	$5,830	0.18%

Soft Drinks & Non-alcoholic Beverages
Refresh Buyer, LLC Delayed Term Loan (Sunny Sky Products)	(3)(4)(5)(7)(9)	3M SOFR + 4.75% / 0.75%	8.82%	5/1/2023	12/23/2028	$4,824	$4,806	$4,824	0.15%

Specialized Consumer Services
3 Step Sports LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)(19)	3M SOFR + 6.50% / 1.00%	10.56%	12/22/2023	10/2/2029	$86	$116	$86	0.00%
3 Step Sports LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 6.50% / 1.00%	10.57%	12/22/2023	10/2/2029	681	674	669	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
ADT Commercial Amended Term Loan	(3)(4)(5)(7)	3M SOFR + 7.57% / 1.00%	11.65%	9/28/2026	10/2/2031	71	70	70	0.00%
ADT Commercial Delayed Draw Term Loan 1	(3)(4)(5)(7)	3M SOFR + 7.57% / 1.00%	11.65%	9/28/2026	10/2/2031	139	137	137	0.00%
ADT Commercial Delayed Draw Term Loan 2	(3)(4)(5)(7)	3M SOFR + 7.57% / 1.00%	11.65%	9/28/2026	10/2/2031	272	269	269	0.01%
Anderson Group Holdings, LLC Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 4.50% / 1.00%	8.53%	5/4/2023	12/25/2028	4,835	4,827	4,813	0.15%
Any Hour LLC Delayed Term Loan	(4)(5)(7)(19)	3M SOFR + 5.75% / 0.50%	9.82% / 3.25%	6/3/2024	5/23/2030	203	202	179	0.01%
Any Hour LLC Revolving Credit	(3)(4)(5)(6)(7)(18)(19)	3M SOFR + 5.25% / 0.50%	9.80%	6/3/2024	5/23/2030	969	952	843	0.03%
Any Hour LLC Term Loan	(4)(5)(7)(12)(19)	3M SOFR + 5.75% / 0.50%	9.82% / 3.25%	1/15/2025	5/23/2030	3,441	3,405	3,031	0.10%
Any Hour LLC Term Loan	(4)(5)(7)(13)(19)	3M SOFR + 5.75% / 0.50%	9.82% / 3.25%	9/17/2025	5/23/2030	3,726	3,665	3,282	0.10%
Apex Service Partners, LLC 2024 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.07%	10/27/2025	10/24/2030	3,606	3,577	3,591	0.11%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.07%	11/7/2023	10/24/2030	1,087	1,066	1,077	0.03%
Apex Service Partners, LLC 2024 Replacement Delayed Draw Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.07%	11/14/2025	10/24/2030	486	482	481	0.02%
Apex Service Partners, LLC 2024 Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.07%	11/7/2023	10/24/2030	4,568	4,490	4,527	0.14%
Apex Service Partners, LLC 2024 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 1.00%	9.07%	8/1/2025	10/24/2030	2,042	2,028	2,023	0.06%
Apex Service Partners, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)(18)	1M SOFR + 0.50% / 1.00%	0.50%	10/24/2024	10/24/2029	-	(1)	(1)	0.00%
Apex Service Partners, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(8)(18)	1M SOFR + 0.50% / 1.00%	0.50%	11/7/2023	10/24/2029	-	(2)	(3)	0.00%
Apex Service Partners, LLC Second Amendment Incremental Delayed DrawTerm Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.07%	4/29/2025	10/24/2030	2,442	2,423	2,441	0.08%
Apex Service Partners, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	9.07%	4/29/2025	10/24/2030	829	823	821	0.03%
Apex Service Partners, LLC Third Amendment Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 1.00%	8.82%	11/21/2025	10/24/2030	3,537	3,501	3,509	0.11%
Arcticom Group Delayed Draw Term Loan	(4)(5)(7)(19)	1M SOFR + 8.00% / 1.00%	11.90% / 4.50%	12/21/2023	12/22/2027	50	49	49	0.00%
Arcticom Group Delayed Draw Term Loan D	(4)(5)(7)(19)	1M SOFR + 7.50% / 1.00%	11.40% / 4.00%	9/4/2024	12/22/2027	13	13	12	0.00%
Arcticom Group Term Loan	(4)(5)(7)(19)	1M SOFR + 7.50% / 1.00%	11.40% / 4.00%	12/21/2023	12/22/2027	211	209	209	0.01%
Arcticom Group Third Incremental Term Loan	(4)(5)(7)(19)	1M SOFR + 7.50% / 1.00%	11.19% / 4.00%	9/4/2024	12/22/2027	53	52	52	0.00%
BCDI Rodeo Dental Buyer, LLC 6th Amendment Revolving Credit	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 1.00%	9.49%	6/16/2026	6/16/2033	323	306	319	0.01%
BCDI Rodeo Dental Buyer, LLC Sixth Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.25%	6/16/2026	5/31/2030	2,988	2,968	2,983	0.09%
BCDI Rodeo Dental Buyer, LLC Sixth Amendment Incremental Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.50% / 1.00%	9.25%	6/16/2026	5/31/2030	3,910	3,895	3,903	0.12%
Computer Services, Inc. 2025 Term Loan	(3)(4)(5)(7)	3M SOFR + 4.50% / 1.00%	8.57%	11/13/2025	11/17/2031	1,041	1,035	1,033	0.03%
Computer Services, Inc. 2025-1 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	10/21/2025	11/17/2031	-	-	(1)	0.00%
Computer Services, Inc. 2025-2 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/13/2025	11/17/2031	-	-	-	0.00%
Creative Multicare, LLC Closing Date Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 5.50% / 1.00%	9.34%	4/19/2024	3/27/2030	4,875	4,832	4,727	0.15%
Crete PA Holdco, LLC Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.00% / 1.00%	8.78%	11/26/2024	11/26/2030	6,447	6,407	6,456	0.20%
Crete PA Holdco, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.76%	11/26/2024	11/26/2030	6,512	6,487	6,488	0.21%
Crete PA Holdco, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	11/26/2024	11/26/2030	-	(1)	2	0.00%
Crete PA Holdco, LLC Second Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.00% / 1.00%	9.00%	11/17/2025	11/26/2030	2,770	2,758	2,744	0.09%
Crete PA Holdco, LLC Third Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	8.79%	11/17/2025	11/26/2030	1,644	1,632	1,618	0.05%
Current PA Holdco, LLC Fifth Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/31/2026	11/26/2030	-	(16)	(17)	0.00%
Current PA Holdco, LLC Fourth Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/31/2026	11/26/2030	-	(16)	(17)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Current PA Holdco, LLC Second Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 6.00% / 1.00%	10.08%	8/31/2026	11/26/2030	3,333	3,317	3,317	0.11%
GC Waves Holdings, Inc. 2023 Replacing Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	2/20/2026	10/4/2030	-	-	-	0.00%
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.75%	8.40%	10/4/2024	10/4/2030	4,930	4,895	4,929	0.16%
GC Waves Holdings, Inc. 2024 Delayed Draw Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.50% / 0.75%	8.40%	2/20/2026	10/4/2030	3,182	3,182	3,181	0.10%
GC Waves Holdings, Inc. 2024 Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 4.50% / 0.75%	8.40%	2/20/2026	10/4/2030	5,065	5,065	5,064	0.16%
GC Waves Holdings, Inc. 2025 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.50% / 0.75%	8.40%	10/6/2025	10/4/2030	602	598	602	0.02%
George Holding, Inc. Closing Date Term Loan	(3)(4)(5)(7)(9)(18)	3M SOFR + 4.75% / 1.00%	8.57%	8/1/2025	1/31/2031	7,159	7,112	7,087	0.22%
Horizon Investments, LLC Second Amendment Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 4.50% / 1.00%	8.57%	8/1/2025	5/15/2030	7,885	7,811	7,808	0.25%
Innovetive Petcare, Inc. Tenth Amendment Incremental Term Loan (First Lien)	(3)(4)(5)(7)(10)	1M SOFR + 6.00% / 1.00%	9.91%	8/20/2026	6/30/2029	29,925	29,854	29,850	0.95%
Iris Buyer LLC Fourth Amendment Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.07%	9/28/2026	10/2/2031	2,881	2,840	2,840	0.09%
Iris Buyer LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 1.00%	0.50%	9/28/2026	10/2/2029	-	(1)	(1)	0.00%
KL Stockton Intermediate II, LLC PIK Term Loan	(4)(5)(7)(19)(26)(27)	FIXED + 0.00% / 0.50%	0.00%	6/3/2024	5/23/2031	2,398	2,365	1,769	0.06%
LeadVenture, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 0.75%	8.73%	6/23/2025	6/23/2032	1,150	1,130	1,133	0.04%
LeadVenture, Inc. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 0.75%	8.73%	6/20/2025	6/23/2032	6,457	6,414	6,359	0.20%
LeadVenture, Inc. Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.00% / 0.75%	8.73%	7/30/2025	6/23/2032	5,940	5,902	5,850	0.19%
LeadVenture, Inc. Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.50% / 0.75%	10.49%	6/23/2025	6/23/2032	278	270	269	0.01%
One World Fitness PFF, LLC Initial Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 4.75% / 1.00%	8.82%	8/1/2025	5/2/2030	9,875	9,800	9,760	0.31%
Pave America Holding, LLC Closing Date Term Loan	(4)(5)(7)(11)(19)	3M SOFR + 5.25% / 0.75%	9.32% / 2.88%	8/28/2025	8/27/2032	9,541	9,467	9,426	0.30%
Pave America Holding, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)(19)	3M SOFR + 5.25% / 0.75%	9.18%	8/28/2025	8/27/2032	1,642	1,614	1,635	0.05%
Pave America Holding, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 0.75%	8.77%	8/28/2025	8/27/2032	1,218	1,197	1,188	0.04%
Payscape Buyer, Inc. (NXGEN) Initial Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 4.75% / 1.00%	8.51%	8/1/2025	10/31/2027	3,566	3,549	3,552	0.11%
Payscape Buyer, Inc. Eleventh Amendment Incremental Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 4.75% / 1.00%	8.51%	8/1/2025	11/1/2027	6,306	6,276	6,281	0.20%
PharmaLogic Holdings Corp. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	8.89%	7/10/2024	6/21/2030	2,317	2,290	2,306	0.07%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(3)(4)(5)(7)(12)	1M SOFR + 5.00% / 1.00%	8.90%	1/15/2025	6/21/2030	3,340	3,302	3,296	0.10%
PharmaLogic Holdings Corp. Initial U.S. Term Loan	(3)(4)(5)(7)(13)	1M SOFR + 5.00% / 1.00%	8.90%	9/24/2025	6/21/2030	3,902	3,853	3,851	0.12%
Vensure Employer Services, Inc. Amendment No. 2 Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.50%	0.50%	8/27/2026	9/29/2031	-	(21)	(19)	0.00%
Vensure Employer Services, Inc. Initial Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.00% / 0.50%	9.03%	9/27/2024	9/29/2031	2,230	2,207	2,207	0.07%
Vensure Employer Services, Inc. Initial Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.00% / 0.50%	9.03%	9/27/2024	9/29/2031	6,146	6,096	6,085	0.19%
Vensure Employer Services, Inc. Initial Term Loan	(3)(4)(5)(7)(10)(18)	3M SOFR + 5.00% / 0.50%	9.03%	9/27/2024	9/29/2031	6,471	6,421	6,406	0.20%
VPP Intermediate Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 1.00%	9.57%	7/31/2026	5/31/2030	578	547	545	0.02%
VPP Intermediate Holdings, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 5.50% / 1.00%	5.50%	7/31/2026	5/31/2030	-	(12)	(12)	0.00%
VPP Intermediate Holdings, LLC Term A Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.57%	7/31/2026	5/31/2030	23,941	23,709	23,701	0.75%
							$224,363	$222,670	7.05%

Specialty Chemicals
Charkit Chemical Company, LLC Term Loan A	(3)(4)(5)(7)(9)	3M SOFR + 4.88% / 1.00%	9.10%	5/1/2023	12/29/2026	4,268	4,264	4,250	0.14%
Rocket BidCo, Inc. Term Loan (Recochem)	(3)(5)(7)(10)(16)(23)(23)	3M SOFR + 4.75% / 0.75%	8.56%	6/14/2024	11/1/2030	11,053	10,897	10,818	0.34%
							$15,161	$15,068	0.48%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal / Shares	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
Systems Software
ACP Falcon Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	1/11/2024	8/1/2029	$-	$(4)	$(2)	0.00%
ACP Falcon Buyer, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.23%	1/11/2024	8/1/2029	2,109	2,075	2,047	0.07%
Brave Parent Holdings, Inc. 2025 Refinancing Term Loan	(3)(4)(5)(7)	1M SOFR + 4.50% / 0.50%	8.40%	9/28/2026	11/28/2030	10,021	9,667	9,667	0.31%
Brave Parent Holdings, Inc. Revolving Credit	(3)(4)(5)(6)(7)(8)	6M SOFR + 0.50% / 0.75%	0.50%	9/28/2026	11/28/2030	-	(1)	(1)	0.00%
ES Ventures LLC Aneden Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 1.00%	8.81%	7/27/2026	12/13/2028	337	335	335	0.01%
ES Ventures LLC CF Power Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.73%	8/8/2025	12/13/2028	347	347	345	0.01%
ES Ventures LLC Illume Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.73%	5/1/2025	12/13/2028	166	163	163	0.01%
ES Ventures LLC Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 1.00%	8.73%	1/26/2024	12/13/2028	1,297	1,289	1,283	0.04%
ES Ventures LLC Opinion Dynamics Incremental Term Loan	(3)(4)(5)(7)(10)	1M SOFR + 5.00% / 1.00%	8.73%	8/1/2025	12/13/2028	397	396	394	0.01%
ES Ventures LLC Term A Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	8.73%	8/12/2026	12/13/2028	56	56	56	0.00%
ES Ventures LLC Term A Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.73%	1/26/2024	12/13/2028	916	910	916	0.03%
ES Ventures LLC Utiligent Incremental Term Loan	(3)(4)(5)(7)	1M SOFR + 5.00% / 1.00%	8.73%	8/12/2026	12/13/2028	458	458	458	0.02%
Guava Buyer LLC Initial Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 1.00%	9.25%	8/12/2025	8/12/2032	747	718	734	0.02%
Guava Buyer LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.24%	8/12/2025	8/12/2032	7,207	7,084	7,010	0.22%
Guava Buyer LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.50% / 1.00%	9.24%	8/12/2025	8/12/2032	7,207	7,084	7,010	0.22%
Guava Buyer LLC RC Facility Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.50% / 1.00%	9.25%	8/12/2025	8/12/2030	459	432	411	0.01%
PAI Middle Tier, LLC Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 4.75% / 0.75%	8.82%	2/13/2025	2/13/2032	304	301	300	0.01%
PAI Middle Tier, LLC Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 4.75% / 0.75%	8.82%	11/21/2025	2/13/2032	3,663	3,615	3,614	0.11%
PAI Middle Tier, LLC Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 4.75% / 0.75%	8.82%	9/22/2025	2/13/2032	3,950	3,897	3,897	0.12%
PAI Middle Tier, LLC Revolving Credit Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 0.75%	8.82%	2/13/2025	2/13/2032	170	150	170	0.01%
RailPros Parent, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.25% / 0.75%	8.01%	5/21/2025	5/24/2032	244	238	244	0.01%
RailPros Parent, LLC Initial Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.25% / 0.75%	8.01%	11/25/2025	5/24/2032	2,633	2,610	2,609	0.08%
RailPros Parent, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.38% / 0.75%	0.38%	5/21/2025	5/24/2032	-	(3)	-	0.00%
							$41,817	$41,660	1.32%

Technology Distributors
Channel Factory, LLC Initial Term Loan	(3)(4)(5)(7)(9)	3M SOFR + 5.25% / 1.00%	9.01%	8/1/2025	4/1/2030	$9,875	$9,803	$9,795	0.31%
CLGF Holdco 2, LLC Loan	(3)(4)(5)(7)	FIXED + 12.50% / 0.00%	12.50%	4/23/2025	4/23/2030	6,670	6,595	6,606	0.21%
DecisionPoint Technologies, Inc. Second Amendment Delayed Draw Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.32%	9/11/2025	8/31/2029	34	34	34	0.00%
DecisionPoint Technologies, Inc. Third Amendment Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 1.00%	1.00%	8/10/2026	8/31/2029	-	(17)	(18)	0.00%
DecisionPoint Technologies, Inc. Third Amendment Incremental Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 1.00%	9.01%	8/10/2026	8/31/2029	3,510	3,494	3,493	0.11%
Thames Technology Holdings, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	9.32%	9/24/2025	8/31/2029	773	773	773	0.03%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.25% / 1.00%	8.98%	7/3/2024	8/31/2029	1,560	1,542	1,543	0.05%
Thames Technology Holdings, Inc. First Amendment Incremental Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 5.25% / 1.00%	8.98%	1/15/2025	8/31/2029	3,340	3,304	3,305	0.10%
Thames Technology Holdings, Inc. Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 5.25% / 1.00%	8.98%	9/24/2025	8/31/2029	3,320	3,240	3,259	0.10%
Thames Technology Holdings, Inc. Revolving Loan	(3)(4)(5)(6)(7)(18)	1M SOFR + 4.92% / 1.00%	9.94%	8/31/2023	8/31/2029	631	631	631	0.02%
							$29,399	$29,421	0.93%

Trading Companies & Distributors
ACP Oak Buyer, Inc. 2025 Refinancing Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.00%	0.50%	6/17/2025	5/16/2031	$-	$(8)	$-	0.00%
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(3)(4)(5)(7)(10)	6M SOFR + 4.75% / 1.00%	8.60%	6/17/2025	5/16/2031	3,480	3,466	3,465	0.11%
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 4.75% / 1.00%	8.60%	7/30/2025	5/16/2031	1,975	1,967	1,967	0.06%
ACP Oak Buyer, Inc. 2025 Refinancing Term Loan	(3)(4)(5)(7)(13)	6M SOFR + 4.75% / 1.00%	8.60%	9/23/2025	5/16/2031	3,950	3,934	3,933	0.12%
ACP Oak Buyer, Inc. 2025-1 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	6M SOFR + 4.75% / 1.00%	8.43%	6/17/2025	5/16/2031	2,251	2,236	2,251	0.07%
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	(3)(4)(5)(7)	6M SOFR + 4.75% / 1.00%	8.43%	6/17/2025	5/16/2031	1,805	1,793	1,805	0.06%
ACP Oak Buyer, Inc. Sixth Amendment Term Loan	(3)(4)(5)(7)(11)	6M SOFR + 4.75% / 1.00%	8.70%	2/5/2026	5/16/2031	6,866	6,837	6,840	0.22%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal	Cost*	Fair Value	Net Assets
Non-Controlled, Non-Affiliated Debt Investments
AFC-Dell Holding Corp. Closing Date Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.00% / 1.00%	8.82%	4/11/2024	4/9/2027	2,108	2,097	2,083	0.07%
AFC-Dell Holding Corp. Revolving Loan B	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	8.76%	10/15/2025	10/9/2028	18	17	18	0.00%
AKAM Buyer, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 0.75%	8.82%	2/27/2026	2/27/2032	352	326	326	0.01%
AKAM Buyer, Inc. Revolving Loan	(3)(4)(5)(6)(7)(8)(18)	3M SOFR + 0.50% / 0.75%	0.50%	2/27/2026	2/27/2032	-	(10)	(10)	0.00%
AKAM Buyer, Inc. Term A Loan	(3)(4)(5)(7)	3M SOFR + 4.75% / 0.75%	8.82%	2/27/2026	2/27/2032	2,153	2,133	2,123	0.07%
AKAM Buyer, Inc. Term A Loan	(3)(4)(5)(7)(11)	3M SOFR + 4.75% / 0.75%	8.82%	2/27/2026	2/27/2032	2,153	2,123	2,123	0.07%
Aprio Advisory Group, LLC 2025-2 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 4.75% / 0.75%	8.82%	12/23/2025	8/1/2031	1,826	1,636	1,634	0.05%
Aprio Advisory Group, LLC Revolving Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 0.75%	0.50%	12/23/2025	8/1/2031	-	(8)	(8)	0.00%
Hills Distribution, Inc. Amendment No. 2 Incremental Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.25%	12/5/2025	11/8/2029	233	232	232	0.01%
Hills Distribution, Inc. Amendment No.2 Delayed Draw Term Loan	(3)(4)(5)(7)(18)	1M SOFR + 5.50% / 1.00%	9.40%	12/5/2025	11/8/2029	566	566	563	0.02%
Hills Distribution, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.50% / 1.00%	9.49%	11/8/2024	11/8/2029	909	902	909	0.03%
Hills Distribution, Inc. Delayed Draw Term Loan	(3)(4)(5)(7)(18)	3M SOFR + 5.50% / 1.00%	9.49%	12/15/2023	11/8/2029	112	111	112	0.00%
Hills Distribution, Inc. Term Loan	(3)(4)(5)(7)	3M SOFR + 5.50% / 1.00%	9.53%	12/15/2023	11/8/2029	177	176	174	0.01%
Hills Distribution, Inc. Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.53%	3/8/2024	11/8/2029	1,435	1,422	1,414	0.04%
Monarch Collective Holdings, LLC Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	9.07%	3/16/2026	3/17/2032	127	118	120	0.00%
Monarch Collective Holdings, LLC Initial Term Loan	(3)(4)(5)(7)	3M SOFR + 5.00% / 1.00%	9.07%	3/17/2026	3/17/2032	2,918	2,904	2,907	0.09%
Monarch Collective Holdings, LLC Revolving Credit	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.00% / 1.00%	9.07%	3/16/2026	3/17/2032	78	76	77	0.00%
P.T. International LLC Delayed Draw Term Loan	(3)(4)(5)(7)(9)	1M SOFR + 4.50% / 1.00%	8.28%	7/3/2023	6/30/2027	4,848	4,839	4,848	0.15%
Red Fox CD Acquisition Corporation Initial Term Loan	(3)(4)(5)(7)(12)	3M SOFR + 6.00% / 1.00%	10.07%	1/15/2025	3/4/2030	3,340	3,291	3,271	0.10%
Red Fox CD Acquisition Corporation Initial Term Loan	(3)(4)(5)(7)(13)	3M SOFR + 6.00% / 1.00%	10.07%	9/17/2025	3/4/2030	3,485	3,428	3,412	0.11%
Red Fox CD Acquisition Corporation Amendment No. 2 Incremental Delayed Draw Term Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 6.00% / 1.00%	9.73%	5/21/2025	3/4/2030	4,371	4,301	4,275	0.14%
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	(3)(4)(5)(6)(7)(8)	3M SOFR + 1.00% / 0.75%	1.00%	6/1/2026	12/28/2029	-	(1)	(1)	0.00%
SureWerx Purchaser III, LLC Term Loan	(3)(4)(5)(7)	3M SOFR + 5.25% / 0.75%	9.32%	4/3/2023	12/28/2029	2,336	2,324	2,319	0.07%
TRAK Purchaser, Inc. Amendment No. 2 Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.57%	6/29/2026	6/20/2031	981	967	966	0.03%
TRAK Purchaser, Inc. Amendment No.1 Term Loan	(3)(4)(5)(7)	3M SOFR + 5.75% / 1.00%	9.57%	12/19/2025	6/20/2031	3,609	3,563	3,580	0.11%
TRAK Purchaser, Inc. Amendment No.1 Term Loan	(3)(4)(5)(7)(11)	3M SOFR + 5.75% / 1.00%	9.57%	12/19/2025	6/20/2031	3,609	3,579	3,580	0.11%
Trench Plate Rental Co. Initial Term Loan	(3)(4)(5)(7)(10)	3M SOFR + 5.50% / 1.00%	9.67%	12/19/2023	12/4/2028	5,283	5,270	5,271	0.17%
Trench Plate Rental Co. Revolving Loan	(3)(4)(5)(6)(7)(18)	3M SOFR + 5.25% / 1.00%	9.67%	11/5/2024	12/4/2028	486	484	484	0.02%
							$67,091	$67,063	2.12%

Water Utilities
Bennett West LLC First Amendment Term Loan	(3)(4)(5)(7)	1M SOFR + 5.75% / 1.50%	9.59%	9/15/2026	9/15/2033	$8,795	$8,620	$8,619	0.27%
Bennett West LLC Revolver	(3)(4)(5)(6)(7)(8)	3M SOFR + 0.50% / 1.50%	0.50%	9/15/2026	9/15/2033	-	(30)	(30)	0.00%
							$8,590	$8,589	0.27%
Total First Lien Senior Secured							$4,601,806	$4,585,380	145.26%

Collateralized Loan Obligations
Asset Management & Custody Banks
Carlyle US CLO 2025-2, Ltd Subordinated Notes	(3)(5)(17)(23)(24)(25)	N/A	N/A	6/12/2025	7/25/2038	$11,407	$9,936	$8,929	0.28%

Diversified Financial Services
Audax Senior Debt CLO 12 LLC Sub Notes	(3)(5)(17)(23)(24)(25)	N/A	N/A	3/25/2025	4/22/2037	$-	$1,974	$2,016	0.06%
CIFC Funding 2024-V Sub Notes Reg S	(3)(5)(17)(23)(25)	N/A	N/A	12/20/2024	1/22/2038	5,717	4,827	4,244	0.14%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

		Reference	Cash Interest	Initial					Percentage
		Rate	Rate /	Acquisition	Maturity	Outstanding			of
Investments (1)(2)	Footnotes	Spread / Floor	PIK Rate	Date	Date	Principal / Shares	Cost*	Fair Value	Net Assets
CIFC Funding 2025-IX	(3)(5)(17)(23)(25)	N/A	N/A	1/21/2026	1/21/2039	6,155	5,382	5,370	0.17%
CIFC Stone Warehouse IV Ltd. CLO	(3)(5)(6)(17)(23)(25)	N/A	N/A	4/7/2026	4/27/2028	3,800	3,800	3,800	0.12%
Guggenheim MM CLO 2023-6, LLC Class E Note	(3)(5)(17)(23)(24)	3M SOFR + 7.77% / N/A	11.64%	6/18/2026	7/25/2038	14,722	14,722	14,824	0.47%
Jefferies Credit Partners Direct Lending CLO 2025-1 Ltd. - Subordinated Notes	(3)(5)(17)(23)(24)(25)	N/A	N/A	11/12/2025	10/15/2038	16,315	14,737	16,215	0.51%
NXT Capital CLO 2026-2, Ltd.	(3)(5)(6)(17)(23)(24)(25)	N/A	N/A	3/9/2026	3/9/2031	3,859	3,859	3,859	0.12%
NXT Capital SLF VIII (UL) Rated Note Feeder, LLC Class D Notes	(3)(5)(6)(17)(23)(24)(25)	N/A	N/A	7/13/2026	7/18/2037	3,713	3,713	3,713	0.12%
NXT Capital SLF VIII (UL) Rated Note Feeder, LLC Class E Notes	(3)(5)(6)(17)(23)(24)	3M SOFR + 8.35% / N/A	12.22%	7/13/2026	7/18/2037	3,094	3,094	3,094	0.10%
NXT Capital SLF VIII (UL) Rated Note Feeder, LLC Subordinated Notes	(3)(5)(6)(17)(23)(24)(25)	N/A	N/A	7/13/2026	7/18/2037	101	101	101	0.00%
Octagon Funding 2026-1 Ltd. Warehouse	(3)(5)(6)(17)(23)(24)(25)	N/A	N/A	8/20/2026	8/13/2029	28,270	28,270	28,270	0.90%
							$84,479	$85,506	2.71%
Total Collateralized Loan Obligations							$94,415	$94,435	2.99%
Total Non-Controlled, Non-Affiliated Debt Investments							$4,696,221	$4,679,815	148.25%

Non-Controlled, Non-Affiliated Equity Investments
Preferred Equity
Air Freight & Logistics
Amex Holding III Corp Equity 16th December 2025	(5)(9)(23)	N/A	N/A	12/16/2025	N/A	-	$-	$-	0.00%

Unlisted Common Stock
Health Care Facilities
Affordable Care Common Equity	(5)(23)	N/A	N/A	9/28/2026	N/A	4,881	$2,877	$2,877	0.09%
Total Non-Controlled, Non-Affiliated Equity Investments							$2,877	$2,877	0.09%

Non-Controlled, Non-Affiliated Private Credit Funds
Limited Partnership Interests
Asset Management & Custody Banks
26N DL Sidecar Fund I LP	(6)(20)(21)(23)	N/A	N/A	10/23/2025	N/A	$7,605	$7,605	$7,683	0.25%
Castlelake Consumer Receivables Opportunity III, L.P. Fund	(6)(20)(21)(23)	N/A	N/A	6/26/2024	N/A	700	736	3,134	0.10%
Castlelake Consumer Receivables Opportunity IV, L.P. Fund	(6)(20)(21)(23)	N/A	N/A	11/22/2024	N/A	3,205	3,218	4,405	0.14%
Crayhill ABF Opportunities Fund LP	(20)(21)(23)	N/A	N/A	6/29/2026	N/A	13,000	12,794	12,571	0.40%
Diameter Credit Company Common Shares	(20)(21)(23)	N/A	N/A	9/17/2025	N/A	-	10,625	10,515	0.33%
Fidelity Evergreen Private Credit Fund LP	(6)(20)(21)(23)	N/A	N/A	5/22/2024	N/A	21,166	21,166	25,199	0.80%
Hercules Growth Lending Fund IV LP	(6)(20)(21)(23)	N/A	N/A	7/30/2025	N/A	4,634	4,634	4,846	0.15%
							$60,778	$68,353	2.17%
Total Non-Controlled, Non-Affiliated Private Credit Funds							$60,778	$68,353	2.17%
Total Investments							$4,759,876	$4,751,045	150.51%

Cash Equivalents and Restricted Cash Equivalents
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio - Institutional Class, 3.75% (184,251 shares)	(4)(22)	N/A	N/A	N/A	N/A	N/A	$184,251	$184,251	5.84%

Liabilities Less Other Assets								$(1,778,583)	(56.35)%

Net Assets								$3,156,713	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

For non-controlled, non-affiliated debt investments, cost represents amortized cost.

(1)
Investment is a non-controlled/non-affiliated investment as defined by the Investment Company Act of 1940, as amended (the “1940 Act”). The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, the company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities (and is not otherwise “controlled”). The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
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
(7)
The investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offered Rate ("EURIBOR" or "E") or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“PRIME”)). which reset monthly or quarterly. For each such investment, the Company has provided the reference rate used and provided the spread and the current contractual interest rate in effect at September 30, 2026. The interest rate disclosed is based on the reference rate as of the last reset date which may differ from the reference rate as of September 30, 2026. As of September 30, 2026, effective rates for 1 Month (“M”) S, 3M S and 6M S are 3.91%, 4.08% and 4.27%, respectively. As of September 30, 2026 , effective rates for 1M E, 3M E and 6M E are 2.50%, 2.62% and 3.07%, respectively. As of September 30, 2026, effective rate for PRIME is 7.00%. Certain investments are subject to a floor which has been provided.
(8)
Position is an unfunded debt investment with no rate setting.
(9)
Designates that the investment is collateral for BMO SPV II Credit Facility.
(10)
Designates that the investment is collateral for Wells Fargo SPV III Credit Facility.
(11)
Designates that the investment is collateral for JPM SPV V Credit Facility.
(12)
Designates that the investment is collateral held at StepStone CLO 2024-I LLC.
(13)
Designates that the investment is collateral held at StepStone CLO 2025-I LLC.
(14)
Designates that the investment is collateral held at GS SPV VII Credit Facility.
(15)
Investment is domiciled in United Kingdom.
(16)
Investment is domiciled in Canada.
(17)
Investment is domiciled in Cayman Islands.
(18)
The stated rate represents the weighted average rate for borrowings under the applicable facility/loan as of the applicable period end. Each new draw or funding on the facility/loan has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility/loan as of September 30, 2026.
(19)
Investment accrued PIK during the nine months ended September 30, 2026. If there is no PIK rate displayed, investment was not accruing PIK as of September 30, 2026.
(20)
Income producing investment does not allow redemptions or withdrawals except at the discretion of its general partner, manager or advisor and the final distribution date is not known at this time.
(21)
Private credit funds typically do not permit redemptions or withdrawals, except at the discretion of their general partner, manager, or advisor. Final distribution dates are generally unknown unless specified. These investments are fair valued using net asset value as the practical expedient, unless otherwise noted, and are usually acquired through private placements with contractual resale restrictions that do not lapse. Each investment may have been purchased on different dates and for varying amounts. Total fair value of restricted private credit funds as of September 30, 2026 was $68,353 or 2.17% of net assets.
(22)
The rate reported is the 7-day effective yield at the period end.
(23)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(24)
Represents securities sold under Rule 144A, which are exempt from registration under the Securities Act of 1933, as amended.
(25)
Security has no stated coupon and is considered an equity position in the collateralized loan obligation (“CLO”) or CLO warehouse. CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses.
(26)
Investment was on non-accrual status as of September 30, 2026.
(27)
Investment is non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

StepStone Private Credit Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except share amounts and percentages)

Interest Rate Swaps (a)(b)(c)(d)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value
Wells Fargo Bank, NA	2025 Senior Notes - Tranche A	5.94%	3M SOFR + 2.525%	12/17/2028	$75,000	$(2,244)
Wells Fargo Bank, NA	2025 Senior Notes - Tranche B	5.94%	3M SOFR + 2.542%	3/17/2029	75,000	(2,516)
Wells Fargo Bank, NA	2025 Senior Notes - Tranche C	6.32%	3M SOFR + 2.7955%	12/17/2030	75,000	(3,868)
Wells Fargo Bank, NA	2025 Senior Notes - Tranche D	6.32%	3M SOFR + 2.7925%	3/17/2031	75,000	(4,045)

					$300,000	$(12,673)

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

September 30, 2026

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

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. These consolidated financial statements reflect all adjustments considered necessary for the fair presentation of consolidated financial statements for the period presented. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Beginning in 2025, all dollar amounts in these notes to the consolidated financial statements are presented in thousands, except per share amounts and where otherwise indicated. Prior period amounts have been recast to conform to the current presentation.

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

Basis of Consolidation

As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than a wholly-owned or substantially wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company has consolidated the results of the Company’s direct and indirect wholly-owned subsidiaries, SPV Facility I LLC (“SPV Facility I”), StepStone Great Lakes SPV Facility II LLC (“SPV Facility II”), Stepstone SPV Facility III LLC (“SPV Facility III”), StepStone SPV Facility IV Intermediate Holdco LLC (“SPV Facility IV Intermediate Holdco”), Stepstone SPV Facility IV LLC (“SPV Facility IV”), StepStone CLO 2024-I LLC (“2024-I Issuer”), StepStone CLO 2025-I LLC (“2025-I Issuer”), StepStone SPV Facility V LLC (“SPV Facility V”), SCRED SPV VI LLC ("SCRED SPV VI"), Stepstone SPV VII LLC ("SPV Facility VII"), and StepStone SPV Facility VII Intermediate Holdco LLC (“SPV Facility VII Intermediate Holdco”) all of which, other than SCRED SPV VI, are bankruptcy remote special purpose vehicles (“SPVs”) organized as Delaware limited liability companies. SCRED SPV VI was formed to facilitate specific transactions between itself, SPV III and underlying borrowers that are eliminated in consolidation. SPV Facility I, SPV Facility II, SPV Facility III, SPV Facility IV Intermediate Holdco, SPV Facility IV, SPV Facility V, SPV Facility VII, SPV Facility VII Intermediate Holdco, 2024-I Issuer, and 2025-I Issuer were established to be utilized in connection with existing or future secured revolving credit facilities or other secured financing arrangements whereby creditors have a claim on the relevant SPV’s assets prior to those assets becoming available to the Company. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation.

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

Cost represents capital contributions made by the Company, less return of capital proceeds received from such private credit funds. As of September 30, 2026 and December 31, 2025, the Company had remaining unfunded commitments of $15,711 and $26,772 respectively, to private credit funds. Final distributions of private credit funds are not known, but are estimated to be 3-5 years from origination.

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

The following tables present the rights of offset and related arrangements associated with the Company’s derivative instruments.

As of September 30, 2026:

				Gross Amounts Not Offset in the Consolidated Statement of Assets and Liabilities
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivatives	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

Liabilities:
Derivatives	$12,673	$-	$12,673	$-	$-	$12,673
Total	$12,673	$-	$12,673	$-	$-	$12,673

As of December 31, 2025:

				Gross Amounts Not Offset in the Consolidated Statement of Assets and Liabilities
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivatives	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

Liabilities:
Derivatives	$316	$-	$316	$-	$-	$316
Total	$316	$-	$316	$-	$-	$316

Secured Borrowings

Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying consolidated statements of assets and liabilities as secured borrowings. Premiums payable are separately reported as accrued interest. There were no secured borrowings as of September 30, 2026 and December 31, 2025.

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

Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off by reversing interest income in the period when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of September 30, 2026 the Company had certain investments in seven portfolio companies that were placed on non-accrual status. The amortized cost of investments on non-accrual status as of September 30, 2026 was $11,980. As of December 31, 2025, the Company had certain investments in two portfolio companies that were on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2025 was $8,417.

The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, administration and amendment fees, some of which are paid to the Company on an ongoing basis. These fees, if any, are recognized as earned as a component of “interest income” in the consolidated statements of operations. For the three and nine months ended September 30, 2026, the Company recorded $242 and $765 of interest income related to amendment fees, respectively. No such interest income was recorded for the three and nine months ended September 30, 2025.

Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, unamortized syndication fees, unamortized commitment fees and unamortized discounts are recorded as interest income. The Company had prepayments that resulted in $1,627 and $3,162, in the foregoing fees for the three and nine months ended September 30, 2026, respectively. The Company had prepayments that resulted in $426 and $1,656, in the foregoing fees for the three and nine months ended September 30, 2025, respectively.

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

On April 6, 2026, the Company and its wholly-owned subsidiary, SPV Facility I, terminated the MassMutual SPV I Facility (as defined below). As part of this termination, $2,816 of amortization on unamortized debt issuance costs was accelerated, and recorded in the Statement of Operations as a component of interest expense.

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

The Company held restricted cash of $19,294 and $20,503 and restricted cash equivalents of $57,200 and $68,959 as of September 30, 2026 and December 31, 2025, respectively.

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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2026 and 2025, the Company did not incur any excise tax.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold that would result in a tax benefit or expense to the Company would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2026 and December 31, 2025. During the three and nine months ended September 30, 2026 and 2025, the Company did not incur any interest or penalties.

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

Loan Modifications

The Company evaluates modifications of its debt investments in accordance with ASC Topic 310-20, Loan Origination Fees and Costs, and ASC 470-50, Debt-Modifications and Extinguishments, to determine whether the modified investment should be accounted for as a continuation of the existing investment or as a new investment. A modification is considered more than minor when the present value of the cash flows under the modified terms differs from the present value of the remaining cash flows under the original terms by 10% or more. If the difference is less than 10%, the Company considers the facts and circumstances and other relevant considerations in determining whether the modification is more than minor. A modified investment is accounted for as a new investment when the modification is more than minor and the effective yield of the modified investment is at least equal to the effective yield for comparable investments with borrowers having similar credit risk; otherwise, the modification is accounted for as a continuation of the existing investment.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires disclosure in the notes of certain costs and expenses included in relevant expense captions on the statement of operations. It is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures but does not expect any material impact on its consolidated financial statements.

3. Related Party Transactions

Advisory Agreement

Pursuant to the terms of the Advisory Agreement, the Advisor manages the Company’s day-to-day operations and provides the Company with investment advisory and management services. The Advisor is a wholly-owned subsidiary of StepStone Group Private Debt AG (f/k/a Swiss Capital Alternative Investments AG), which is a subsidiary of the StepStone Group LP (“StepStone Group”). StepStone Group makes certain personnel and resources available to the Advisor pursuant to the terms of a resource sharing agreement (the “Resource Sharing Agreement”).

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

For the three and nine months ended September 30, 2026, the Company incurred a Base Management Fee of $7,776 and $19,226, respectively. For the three and nine months ended September 30, 2025, the Company incurred a Base Management Fee of $3,580 and $9,111, respectively.

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

For the three and nine months ended September 30, 2026, the Company incurred Income Incentive Fees of $5,434 and $13,103, respectively. For the three and nine months ended September 30, 2025, the Company incurred Income Incentive Fees of $2,812 and $7,289, respectively.

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

For the three and nine months ended September 30, 2026, the Company accrued a Capital Gains-Based Incentive Fee of $87 and $41, respectively, under the U.S. GAAP calculation. For the three and nine months ended September 30, 2025, the Company accrued a Capital Gains-Based Incentive Fee of $191 and $146, respectively, under the U.S. GAAP calculation.

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

For the three and nine months ended September 30, 2026, the Company incurred an Administration Fee of $1,350 and $3,502, respectively. For the three and nine months ended September 30, 2025, the Company incurred an Administration Fee of $711 and $2,062, respectively.

Expense Limitation and Reimbursement Agreement

The Company entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Advisor for an initial one-year term beginning on April 3, 2023, and ending on the one-year anniversary thereof (the “Limitation Period”) subject to annual renewal by the mutual agreement of the Advisor and the Company. On November 8, 2023, the Company and the Advisor amended and restated the Expense Limitation Agreement (the “Amended Expense Limitation Agreement”). Under the Amended Expense Limitation Agreement, which was in effect for the same initial Limitation Period, unless extended by the Company and the Advisor pursuant to its terms, the Advisor agreed that it will pay, absorb or reimburse the Company’s aggregate monthly Other Operating Expenses (as defined below) on the Company’s behalf (which, for the avoidance of doubt, may include any Other Operating Expenses incurred prior to the effective date of the Advisory Agreement) (each such payment, absorption or reimbursement, a “Required Expense Payment”), such that the aggregate monthly Other Operating Expenses borne by the Company during the Limitation Period would not exceed 1.00%, on an annualized basis, of the Company’s month-end net assets (the “Expense Cap”). For any month in which the Company’s aggregate monthly Other Operating Expenses exceed the Expense Cap, the Advisor was required to make a Required Expense Payment to the extent necessary to eliminate such excess. The Advisor was also permitted to directly pay expenses on behalf of the Company and waive reimbursement under the Amended Expense Limitation Agreement. “Other Operating Expenses” includes all of the Company’s operating expenses, including O&O Expenses, but excludes Specified Expenses (as defined below). “O&O Expenses” includes all of the fees, costs, charges, expenses, liabilities and obligations incurred in relation to or in connection with the establishment of the Company, the marketing and offering of the Shares (including, among other things, legal, accounting, subscription processing and filing fees and expenses and other expenses pertaining to this offering), and the establishment, organization and creation of the operational structure of the Company and its special purpose vehicle subsidiaries, including travel, lodging, meals, entertainment, legal, accounting, regulatory compliance, fees of professional advisors, printing, postage, regulatory and tax filing fees, and other costs of establishment.

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

Excess Expenses. Under the Amended Expense Limitation Agreement, if the Other Operating Expenses for any month exceed the Expense Cap, the Advisor was required to waive the Base Management Fee, Incentive Fee and/or reimburse the Company for expenses to the extent necessary to eliminate such excess. Under the Amended Expense Limitation Agreement, the Company agreed to carry forward the amount of any Expense Payment made by the Advisor (“Excess Expenses”) for a period not to exceed three years from the end of the month in which such fees and expenses were waived, reimbursed or paid by the Advisor, and to reimburse the Advisor in the amount of such Excess Expenses (other than Excess Expenses attributable to Specified Expenses) as promptly as possible, on a monthly basis, even if such reimbursement occurs after the termination of the Limitation Period, provided that the Other Operating Expenses have fallen to a level below the Expense Cap and such reimbursement amount does not raise the level of waived fees, reimbursed expenses or directly paid expenses in the month the reimbursement is being made to a level that exceeds the Expense Cap applicable at that time. Subject to the limitations set forth in the Amended Expense Limitation Agreement, the Company was obligated to reimburse or pay the Advisor for all or any portion of the Excess Expenses attributable to Specified Expenses upon receiving a written request from the Advisor for recoupment (which request may be for all or any portion of such Excess Expenses attributable to Specified Expenses), regardless of whether the Other Operating Expenses have fallen to a level below the Expense Cap.

For the avoidance of doubt, if at the end of any fiscal year in which the Company has reimbursed the Advisor for any Excess Expenses, the Other Operating Expenses for such fiscal year exceed the Expense Cap applicable at that time, the Advisor was required to promptly pay the Company an amount equal to the lesser of: (i) the amount by which the Other Operating Expenses for such fiscal year exceed the Expense Cap; and (ii) the amount of reimbursements for Excess Expenses (other than Excess Expenses attributable to Specified Expenses) paid by the Company to the Advisor in such fiscal year. Any payment by the Advisor to the Company pursuant to the foregoing sentence was subject to later reimbursement by the Company in accordance with the terms of the Amended Expense Limitation Agreement.

For the three and nine months ended September 30, 2025, the Company made recoupment payments to the Advisor of $0 and $778, respectively. As of June 30, 2025, all expenses had been fully recouped and paid back to the Advisor. Additionally, on April 3, 2026, the Expense Limitation Agreement lapsed without being extended; therefore the agreement has been terminated.

Other Related Party Transactions

During the three and nine months ended September 30, 2026 and 2025, StepStone Private Credit Fund SP (the “Segregated Portfolio”) and StepStone Private Credit (Enhanced) Fund SP (the “Enhanced Segregated Portfolio"), both segregated portfolios of StepStone Private Credit Platform (Cayman) SPC, a Cayman Islands exempted company with limited liability and registered with the Cayman Islands Monetary Authority as a segregated portfolio company purchased the following Shares from the Company on behalf of the respective segregated portfolio's underlying investors:

	For the Three Months Ended September 30, 2026		For the Three Months Ended September 30, 2025
	Shares	Net Proceeds	Shares	Net Proceeds
Purchases
The Segregated Portfolio	8,183,241	$213,442	8,925,168	$234,391
The Enhanced Segregated Portfolio	6,080,290	157,127	—	—

Reinvestments under the Company's DRIP
The Segregated Portfolio	663,473	17,140	589,003	15,302
The Enhanced Segregated Portfolio	—	—	—	—

	For the Nine Months Ended September 30, 2026		For the Nine Months Ended September 30, 2025
	Shares	Net Proceeds	Shares	Net Proceeds
Purchases
The Segregated Portfolio	30,466,905	$797,612	21,318,794	$559,628
The Enhanced Segregated Portfolio	17,753,122	459,737	—	—

Reinvestments under the Company's DRIP
The Segregated Portfolio	1,931,432	50,084	1,519,725	39,505
The Enhanced Segregated Portfolio	—	—	—	—

As of September 30, 2026 and December 31, 2025, $2,639,193 and $1,818,930, respectively, or 83.6% and 97.6%, respectively, of the outstanding Shares are held by investors indirectly through the Segregated Portfolio.

As of September 30, 2026 and December 31, 2025, $458,169 and $0, respectively, or 14.5% and 0.0%, respectively, of the outstanding Shares are held by investors indirectly through the Enhanced Segregated Portfolio.

4. Borrowings

The Company's outstanding debt as of September 30, 2026 and December 31, 2025 was as follows:

		Interest Rate as of	Interest Rate as of	Outstanding Balance as of	Outstanding Balance as of
	Maturity Date	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Lines of Credit:
MassMutual SPV I Facility	March 31, 2033	N/A	7.00%	$-	$187,500
BMO SPV II Credit Facility	May 1, 2030	6.08%	6.19%	71,671	61,670
Wells Fargo SPV III Credit Facility	February 27, 2030	6.02%	5.81%	657,500	487,500
JPM SPV V Credit Facility	July 25, 2030	5.73%	5.65%	243,750	50,000
GS SPV VII Credit Facility	September 14, 2031	5.80%	N/A	125,000	—
(Less: Unamortized debt issuance costs)				(9,868)	(12,022)
Total Lines of Credit				$1,088,053	$774,648
Debt Securitizations:
Class A 2024 Notes	January 15, 2037	5.45%	5.60%	$174,000	$174,000
Class A 2025 Notes	August 20, 2037	5.41%	5.58%	174,000	174,000
(Less: Unamortized debt issuance costs)				(2,906)	(3,112)
Total Debt Securitizations				$345,094	$344,888
Unsecured Notes:
Tranche A Notes due 2028 (1)	December 17, 2028	5.94%	5.94%	$72,786	$74,962
Tranche B Notes due 2029 (1) (2)	March 17, 2029	5.94%	5.94%	72,499	(56)
Tranche C Notes due 2030 (1)	December 17, 2030	6.32%	6.32%	71,171	74,905
Tranche D Notes due 2031 (1) (2)	March 17, 2031	6.32%	6.32%	70,975	(111)
(Less: Unamortized debt issuance costs)				(2,738)	(1,751)
Total Unsecured Notes				$284,693	$147,949

(1) Inclusive of change in fair market value of effective hedge of $12,569 and $300 as of September 30, 2026 and December 31, 2025, respectively.

(2) As of December 31, 2025, there was no outstanding debt.

As of September 30, 2026 and December 31, 2025, the fair value of the Company's borrowings outstanding under its lines of credit approximates their carrying values, and are based on a market yield method using market interest rates, which are level 3 inputs to the yield method.

As of September 30, 2026, the fair value of the Company's Class A 2024 Notes and Class A 2025 Notes outstanding are $174,139 and $173,965, respectively, and are based on market quotations, which are level 2 inputs. As of December 31, 2025 the fair value of the Company's Class A 2024 Notes and Class A 2025 Notes outstanding are $174,261 and $174,082, respectively, and are based on market quotations, which are level 2 inputs.

As of September 30, 2026, the fair value of the Company's Tranche A, Tranche B, Tranche C and Tranche D Unsecured Notes outstanding are $72,786, $72,499, $71,171 and $70,975, respectively, and are based on a market yield method, using market interest rates, which are level 3 inputs to the yield method. As of December 31, 2025, the fair value of the Company's Tranche A and Tranche C Unsecured Notes outstanding are $74,962 and $74,905, respectively, and are based on a market yield method, using market interest rates, which are level 3 inputs to the yield method.

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

Under the MassMutual SPV I Facility, the lenders made initial commitments of $200,000. On September 26, 2023, SPV Facility I and MassMutual amended the MassMutual SPV I Facility (the “MassMutual First Amendment”). The MassMutual First Amendment, among other things, increased the aggregate commitments by the lenders to $250,000. Borrowings under the MassMutual SPV I Facility generally bore interest at a rate per annum equal to 3-Month Term SOFR plus a margin of 3.25%, with a 1.0% floor on Term SOFR. The MassMutual SPV I Facility was secured by a first priority security interest in substantially all of the assets of SPV Facility I and a pledge over 100% of the Company’s equity interest in SPV Facility I. The MassMutual SPV I Facility required payment of (a) a non-use fee during the 18-month availability period of 0.40% on the difference between the average daily outstanding balance under the facility relative to the maximum amount of commitments at such time, and (b) after the 18-month availability period until the stated maturity date, a utilization fee equal to the positive difference, if any, in respect of any period between (i) the amount of interest that would have accrued under the MassMutual SPV I Facility if the principal outstanding thereunder were equal to 75% of the maximum commitment amount in that period, and (ii) the amount of interest that actually accrued under the MassMutual SPV I Facility for such period on the loans advanced thereunder. The Advisor paid, on the Company’s behalf, a customary upfront 1.25% commitment fee in connection with the MassMutual SPV I Facility, which amount was subject to reimbursement by the Company under the Amended Expense Limitation Agreement.

On April 6, 2026, the Company and its wholly-owned subsidiary, SPV Facility I LLC, terminated the MassMutual SPV I Facility. As part of this termination, the amortization on unamortized debt issuance costs was accelerated, and recorded in the Statement of Operations as a component of interest expense.

BMO SPV II Credit Facility

On May 1, 2023, the Company, through SPV Facility II as borrower, entered into a Loan and Security Agreement (the “BMO Loan and Security Agreement”) with Bank of Montreal (“BMO”), as the administrative agent, as collateral agent, and as a lender, and the other lenders party thereto from time to time, to provide SPV Facility II with a revolving credit facility (the “BMO SPV II Credit Facility”). BMO had made an initial commitment of $81,250 under the BMO SPV II Credit Facility, with an accordion provision to permit increases to the total facility amount up to $100,000, subject to satisfaction of certain conditions. On July 3, 2023, SPV Facility II and BMO entered into an amendment (the “BMO First Amendment”) to the BMO Loan and Security Agreement. The BMO First Amendment provided for, among other things, (1) a funded amount from the lenders of $100,750 as of the amendment effective date and (2) an increase in the maximum total commitments of the lenders under the accordion provision in the BMO Loan and Security Agreement to $125,000. On March 21, 2024, SPV Facility II and BMO entered into an amendment (the “BMO Second Amendment”) to the BMO Loan and Security Agreement. The BMO Second Amendment provided, among other things, a funded amount from the lenders of $109,500 as of the amendment effective date. On June 23, 2025, SPV Facility II and BMO entered into an amendment (the “BMO Third Amendment”) to the BMO Loan and Security Agreement. The BMO Third Amendment, among other things, increased the aggregate commitments by the lenders under the BMO SPV II Credit Facility to $162,500 as of the amendment effective date and extended the commitment termination date under the BMO SPV II Credit Facility to June 30, 2027. Prior to the effective date of the BMO Third Amendment, borrowings under the BMO SPV II Credit Facility generally bore interest at a rate per annum equal to 3-Month Term SOFR plus a margin of 2.50% (subject to credit spread adjustments based on the weighted average spread of certain loan assets). The BMO Third Amendment reduced the applicable margin on borrowings under the BMO SPV II Credit Facility, such that borrowings under the BMO SPV II Credit Facility will generally bear interest at a rate per annum equal to 3-Month Term SOFR plus a margin of 2.35% (subject to credit spread adjustments based on the weighted average spread of certain loan assets). The BMO SPV II Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility II and a pledge over 100% of the Company’s equity interest in SPV Facility II.

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

As of September 30, 2026, borrowings under the Wells Fargo SPV III Credit Facility generally bore interest at a rate per annum equal to Daily Simple SOFR plus a margin of 2.15%, with a 0.0% floor on Daily Simple SOFR. Amounts available for borrowing under the Wells Fargo SPV III Credit Facility are subject to a borrowing base that applies different advance rates to different types of assets held by SPV Facility III and are subject to limitations with respect to the loans securing the Wells Fargo SPV III Credit Facility, which may affect the borrowing base and therefore amounts available to borrow under the Wells Fargo SPV III Credit Facility. The Wells Fargo SPV III Credit Facility is secured by a first priority security interest in substantially all of the assets of SPV Facility III.

As of September 30, 2026, the Wells Fargo Loan and Security Agreement requires payment of a non-use fee equal to, (i) during the six-month period following the date of the Wells Fargo Third Amendment, 0.50% on the difference between the daily outstanding balance under the Wells Fargo SPV III Credit Facility relative to the maximum amount of available commitments at such time up to 65% of the maximum amount of available commitments, plus 2.00% on any such amount in excess of 65% of the maximum amount of available commitments, and (ii) after the initial six-month period following the date of the Wells Fargo Third Amendment, 0.50% on the difference between the daily outstanding balance under the Wells Fargo SPV III Credit Facility relative to the maximum amount of available commitments at such time up to 35% of the maximum amount of available commitments, plus 2.00% on any such amount in excess of 35% of the maximum amount of available commitments.

As of September 30, 2026, the reinvestment period end date (after which no borrowings may be drawn under the Wells Fargo SPV III Credit Facility) and the maturity date under the Wells Fargo SPV III Credit Facility were scheduled for February 27, 2028 and February 27, 2030 respectively, unless the Wells Fargo Loan and Security Agreement is sooner terminated in accordance with its terms.

Subsequent to quarter-end, the Company and SPV Facility III amended the terms of the Wells Fargo SPV III Credit Facility. See
Note 11 “Subsequent Events” for more information.

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

Goldman Sachs SPV VII Credit Facility

On September 14, 2026, the Company through SPV Facility VII, as borrower, entered into a revolving credit facility (the “GS SPV VII Credit Facility”) with Goldman Sachs Bank USA, as administrative agent, syndication agent and calculation agent, UMB Bank, National Association, as collateral administrator, collateral custodian and collateral agent, and the lenders party thereto. The GS SPV VII Credit Facility provides for aggregate commitments of $250.0 million, available to be drawn in U.S. dollars.

Borrowings under the GS SPV VII Credit Facility generally bear interest at a rate per annum equal to Term SOFR, subject to a 0.0% floor, plus a margin of 1.90%, subject to a deemed minimum utilization amount. Amounts available for borrowing under the GS SPV VII Credit Facility are subject to a borrowing base that applies a variable advance rate depending on the type of asset held by SPV Facility VII to which it is applied, which borrowing base is subject to eligibility requirements and other limitations with respect to the assets held by the SPV Facility VII, which may affect the borrowing base and therefore amounts available to borrow under the GS SPV VII Credit Facility. Borrowings under the GS SPV VII Credit Facility are secured by all of the assets held by SPV Facility VII and by a pledge by SPV Facility VII Intermediate Holdco of all of the equity interests held by it in SPV Facility VII.

A make-whole premium is payable in connection with a voluntary reduction of commitments under the GS SPV VII Credit Facility, or upon acceleration of the GS SPV VII Credit Facility following an event of default, in each case occurring prior to September 14, 2028, in an amount equal to (i) 2% of the applicable amount if such reduction or acceleration occurs on or prior to September 14, 2027 and (ii) 1% of the applicable amount if such reduction or acceleration occurs thereafter and on or prior to September 14, 2028.

In connection with the GS SPV VII Credit Facility, SPV Facility VII is required to pay a non-use fee at a rate of 0.60% per annum on the undrawn amounts under the GS SPV VII Credit Facility, subject to a deemed minimum utilization amount.

The GS SPV VII Credit Facility includes customary covenants, reporting requirements, and other customary requirements applicable with respect to the Company, SPV Facility VII Intermediate Holdco and SPV Facility VII and provides for events of default and acceleration provisions customary for a facility of its type.

The reinvestment period end date (after which no borrowings may be drawn under the GS SPV VII Credit Facility) and the maturity date under the GS SPV VII Credit Facility are scheduled for September 14, 2029 and September 14, 2031, respectively, unless the GS SPV VII Credit Facility is sooner terminated in accordance with its terms. The GS SPV VII Credit Facility permits voluntary prepayment of borrowings and cancellation of commitments subject to the premium described above, and includes mandatory prepayment and amortization requirements customary for a facility of its type.

In connection with the GS SPV VII Credit Facility, the Company and SPV Facility VII Intermediate Holdco have entered into a Non-Recourse Carveout Guaranty Agreement with UMB, on behalf of certain secured parties, and Goldman Sachs Bank USA (the “Guaranty Agreement”). Pursuant to the Guaranty Agreement, the Company guarantees certain losses, damages, costs, expenses, liabilities, claims and other obligations incurred in connection with certain instances of gross negligence, willful misconduct, bad faith, fraud or intentional misrepresentation, material encumbrances of certain collateral, misappropriation of certain funds, and the willful breach of certain provisions of the GS SPV VII Credit Facility. The Guaranty Agreement also includes financial maintenance covenants and other customary requirements applicable with respect to the Company and SPV Facility VII Intermediate Holdco for a facility similar to the GS SPV VII Credit Facility.

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

Total Borrowings

The following tables provide the Company’s weighted average interest rate and daily average amount of borrowings under the MassMutual SPV I Facility, the BMO SPV II Credit Facility, the Wells Fargo SPV III Credit Facility, the JPM SPV V Credit Facility, the GS SPV VII Credit Facility, the Class A 2024 Notes, the Class A 2025 Notes, the Tranche A Notes due 2028, Tranche B Notes due 2029, the Tranche C Notes due 2030 and the Tranche D Notes due 2031 (the “Total Borrowings”) individually and aggregate for the periods shown:

Facility	Weighted Average Interest Rate for the Three Months Ended September 30, 2026	Weighted Average Interest Rate for the Nine Months Ended September 30, 2026	Weighted Average Interest Rate for the Three Months Ended September 30, 2025	Weighted Average Interest Rate for the Nine Months Ended September 30, 2025
MassMutual SPV I (1)	—%	6.94%	7.51%	7.55%
BMO SPV II	6.08%	6.06%	6.64%	6.75%
Wells Fargo SPV III	5.81%	5.80%	6.49%	6.43%
JPM SPV V	5.60%	5.56%	6.06%	6.06%
GS SPV VII (2)	5.80%	5.80%	N/A	N/A
Class A 2024 Notes	5.44%	5.41%	6.01%	5.99%
Class A 2025 Notes	5.36%	5.39%	5.58%	5.58%
Tranche A Notes due 2028	5.94%	5.94%	N/A	N/A
Tranche B Notes due 2029 (3)	5.94%	5.94%	N/A	N/A
Tranche C Notes due 2030	6.32%	6.32%	N/A	N/A
Tranche D Notes due 2031 (3)	6.32%	6.32%	N/A	N/A
Total Borrowings	5.78%	5.84%	6.72%	6.80%

(1) MassMutual SPV I terminated on April 6, 2026. The Weighted Average Interest Rate for the Nine Months Ended September 30, 2026 was calculated from the start of the period to termination date on April 6, 2026.

(2) GS SPV VII was entered into on September 14, 2026. The Weighted Average Interest Rate for the Three and Nine Months Ended September 30, 2026 was calculated from the closing date of the facility to the end of the period.

(3) Tranche B Notes due 2029 and Tranche D Notes due 2031 were delivered and paid on March 17, 2026. The Weighted Average Interest Rate for the Nine Months Ended September 30, 2026 was calculated from the payment date to the end of the period.

Facility	Daily Average Amount of Outstanding Borrowings for the Three Months Ended September 30, 2026	Daily Average Amount of Outstanding Borrowings for the Nine Months Ended September 30, 2026	Daily Average Amount of Outstanding Borrowings for the Three Months Ended September 30, 2025	Daily Average Amount of Outstanding Borrowings for the Nine Months Ended September 30, 2025
MassMutual SPV I (1)	$—	$162,109	$187,500	$189,207
BMO SPV II	71,671	58,337	97,757	95,861
Wells Fargo SPV III	408,261	402,566	499,413	412,471
JPM SPV V	173,098	123,008	72,082	72,082
GS SPV VII (2)	87,500	87,500	N/A	N/A
Class A 2024 Notes	174,000	174,000	174,000	174,000
Class A 2025 Notes	174,000	174,000	174,000	174,000
Tranche A Notes due 2028	75,000	75,000	N/A	N/A
Tranche B Notes due 2029 (3)	75,000	75,000	N/A	N/A
Tranche C Notes due 2030	75,000	75,000	N/A	N/A
Tranche D Notes due 2031 (3)	75,000	75,000	N/A	N/A
Total Borrowings	1,306,736	1,249,631	1,029,025	886,325

(1) MassMutual SPV I terminated on April 6, 2026. The Daily Average Amount of Outstanding Borrowings for the Nine Months Ended September 30, 2026 was calculated from the start of the period to termination date on April 6, 2026.

(2) GS SPV VII was entered into on September 14, 2026. The Daily Average Amount of Outstanding Borrowings for the Three and Nine Months Ended September 30, 2026 was calculated from the closing date of the facility to the end of the period.

(3) Tranche B Notes due 2029 and Tranche D Notes due 2031 were delivered and paid on March 17, 2026. The Daily Average Amount of Outstanding Borrowings for the Nine Months Ended September 30, 2026 was calculated from the payment date to the end of the period.

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

The following table provides a summary of the interest expense incurred by the Company for the noted period:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Coupon interest	$20,302	$18,497	$58,670	$46,781
Amortization of debt issuance costs	836	828	5,439	2,192
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	47	-	90	—
Total	$21,185	$19,325	$64,199	$48,973

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

Investments at fair value and cost consisted of the following as of September 30, 2026:

	September 30, 2026
			% of Total
	Cost	Fair Value	Investments
First Lien Senior Secured	$4,601,806	4,585,380	96.51%
Collateralized Loan Obligations	94,415	94,435	1.99%
Preferred Equity	-	-	0.00%
Unlisted Common Stock	2,877	2,877	0.06%
Limited Partnership Interests	60,778	68,353	1.44%
Total investments	$4,759,876	$4,751,045	100.00%

Investments at fair value and cost consisted of the following as of December 31, 2025:

	December 31, 2025
			% of Total
	Cost	Fair Value	Investments
First Lien Senior Secured	$2,908,938	2,903,414	96.50%
Second Lien Senior Secured	5,440	5,460	0.18%
Subordinated Notes	48,779	49,318	1.64%
Preferred Equity	1,989	499	0.02%
Limited Partnership Interests	43,092	49,937	1.66%
Total investments	$3,008,238	$3,008,628	100.00%

As of September 30, 2026, 96.14% of investments held at fair value were based in the United States. The remaining 3.86% of investments held at fair value were based in the Cayman Islands 1.99%, Canada 1.17% and the United Kingdom 0.70%.

As of December 31, 2025, 98.56% of investments held at fair value were based in the United States. The remaining 1.44% of investments held at fair value were based in the United Kingdom 0.68%, Canada 0.58%, Jersey 0.11% and the Cayman Islands 0.07%.

For the three and nine months ended September 30, 2026, purchases of investments were $1,413,410 and $2,525,037 at amortized cost, respectively. For the three and nine months ended September 30, 2025, purchases of investments were $580,285 and $1,345,725 at amortized cost, respectively. For the three and nine months ended September 30, 2026, total proceeds received from sales, exits and repayments of investments were $458,432 and $777,251, respectively, at amortized cost. For the three and nine months ended September 30, 2025, total proceeds received from sales, exits and repayments of investments were $75,051 and $277,169, at amortized cost, respectively.

6. Fair Value Measurement

The following tables summarize the fair value of the Company’s investments as of September 30, 2026:

	Assets at Fair Value as of September 30, 2026
				Practical
Assets	Level 1	Level 2	Level 3	Expedient	Total
First Lien Senior Secured	$—	$—	$4,585,380	$—	$4,585,380
Collateralized Loan Obligations	—	—	94,435	—	94,435
Preferred Equity (1)	—	—	—	—	—
Unlisted Common Stock	—	—	2,877	—	2,877
Limited Partnership Interests	—	—	—	68,353	68,353
Total assets	$—	$—	$4,682,692	$68,353	$4,751,045

(1) Includes an investment with a fair value of 0.

	Liabilities at Fair Value as of September 30, 2026
				Practical
Liabilities	Level 1	Level 2	Level 3	Expedient	Total
Interest Rate Swaps	$—	$12,673	$—	$—	$12,673
Total liabilities	$—	$12,673	$—	$—	$12,673

The following table summarizes the fair value of the Company’s investments as of December 31, 2025:

	Assets at Fair Value as of December 31, 2025
				Practical
Assets	Level 1	Level 2	Level 3	Expedient	Total
First Lien Senior Secured	$—	$—	$2,903,414	$—	$2,903,414
Second Lien Senior Secured	—	—	5,460	—	5,460
Subordinated Notes	—	—	49,318	—	49,318
Preferred Equity	—	—	499	—	499
Limited Partnership Interests	—	—	—	49,937	49,937
Total assets	$—	$—	$2,958,691	$49,937	$3,008,628

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended September 30, 2026:

	First Lien Senior Secured	Collateralized Loan Obligations	Preferred Equity	Unlisted Common Stock	Total
Balance at fair value at June 30, 2026	$3,668,771	$57,923	$—	$—	$3,726,694
Net Purchases (1)(4)	1,373,428	36,272	—	2,877	1,412,577
Net Sales, Exits and Repayments(2)(3)(4)	(456,556)	(22)	—	—	(456,578)
PIK	1,454	—	—	—	1,454
Accreted Discounts / Amortized Premiums	2,187	14	—	—	2,201
Net Realized Gain/(Loss)	(4,760)	—	(499)	—	(5,259)
Net Change in Unrealized Appreciation / (Depreciation)	856	248	499	—	1,603
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance at fair value at September 30, 2026	$4,585,380	$94,435	$—	$2,877	$4,682,692
Change in Unrealized Appreciation / (Depreciation) for Level 3 Assets Still Held as of September 30, 2026	$(3,588)	$248	$—	$—	$(3,340)

(1) Purchases may include investments received in corporate action and restructurings.

(2) Sales may include investments sold or repaid in corporate action and restructurings.

(3) Sales may include dividends received and treated as return of capital adjustments for Subordinated Notes and Limited Partnership Interests.

(4) Purchases and Sales may include amounts reclassified between investment categories.

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the nine months ended September 30, 2026:

	First Lien Senior Secured	Second Lien Senior Secured	Collateralized Loan Obligations	Preferred Equity	Unlisted Common Stock	Total
Balance at fair value as of December 31, 2025	$2,903,414	$5,460	$49,318	$499	$—	$2,958,691
Net Purchases (1)(4)	2,434,372	—	62,292	—	2,877	2,499,541
Net Sales, Exits and Repayments (2)(3)(4)	(745,713)	(5,453)	(16,687)	(1,484)	—	(769,337)
PIK	4,389	—	—	—	—	4,389
Accreted Discounts / Amortized Premiums	6,582	2	31	—	—	6,615
Net Realized Gain/(Loss)	(4,760)	—	—	(2,494)	—	(7,254)
Net Change in Unrealized Appreciation / (Depreciation)	(12,904)	(9)	(519)	3,479	—	(9,953)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Balance at fair value as of September 30, 2026	$4,585,380	$—	$94,435	$—	$2,877	$4,682,692
Change in Unrealized Appreciation / (Depreciation) for Level 3 Assets Still Held as of September 30, 2026	$(10,979)	$—	$(519)	$1,989	$-	$(9,509)

(1) Purchases may include investments received in corporate action and restructurings.

(2) Sales may include investments sold or repaid in corporate action and restructurings.

(3) Sales may include dividends received and treated as return of capital adjustments for Subordinated Notes and Limited Partnership Interests.

(4) Purchases and Sales may include amounts reclassified between investment categories.

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended September 30, 2025:

	First Lien Senior Secured	Second Lien Senior Secured	Subordinated Notes	Total
Balance at fair value at June 30, 2025	$2,060,182	$5,484	$34,963	$2,100,629
Net Purchases	564,023	—	5,586	569,609
Net Sales, Exits and Repayments	(73,137)	(13)	—	(73,150)
PIK	542	—	—	542
Accreted Discounts / Amortized Premiums	(524)	—	—	(524)
Net Change in Unrealized Appreciation / (Depreciation)	926	(9)	36	953
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at fair value at September 30, 2025	$2,552,012	$5,462	$40,585	$2,598,059
Change in Unrealized Appreciation / (Depreciation) for Level 3 Assets Still Held as of September 30, 2025	$926	$(9)	$136	$1,053

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the nine months ended September 30, 2025:

	First Lien Senior Secured	Second Lien Senior Secured	CLO Warehouse	Total
Balance at fair value at December 31, 2024	$1,532,466	$4,467	$4,994	$1,541,927
Net Purchases	1,292,064	1,036	35,213	1,328,313
Net Sales, Exits and Repayments	(275,224)	(9)	—	(275,233)
PIK	1,720	—	—	1,720
Accreted Discounts / Amortized Premiums	2,931	4	—	2,935
Net Change in Unrealized Appreciation / (Depreciation)	(1,945)	(36)	378	(1,603)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at fair value at September 30, 2025	$2,552,012	$5,462	$40,585	$2,598,059
Change in Unrealized Appreciation / (Depreciation) for Level 3 Assets Still Held as of September 30, 2025	$(3,588)	$(31)	$377	$(3,242)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2026 and December 31, 2025, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

						Impact to
						Valuation from
	Fair Value					Increase in
	as of	Valuation	Unobservable	Range /	Weighted	Unobservable
	September 30, 2026	Techniques	Input	Percentage	Average (1)	Input
First Lien Senior Secured Debt	$4,035,415	Yield Method	Market Yield Discount Spreads	3.41% - 21.5%	5.85%	Decrease
	538,309	Recent Transactions	Transaction Price	$88.46 - $100.62	$98.42	Increase
	11,656	Liquidation Analysis	Recovery Rate	51.97% - 89.70%	74.42%	Increase
Collateralized Loan Obligations	7,659	Yield Method	Market Yield Discount Spreads	7.00% - 13.00%	9.98%	Decrease
	35,178	Recent Transactions	Transaction Price	$100.00	$100.00	Increase
	51,598	Discounted Cash Flows	Annual Default Rate	1.73% - 2.83%	2.00%	Decrease
			Annual Prepayment Rate	20.00%	20.00%	Increase
			Reinvestment Spread	3.45% - 5.00%	4.40%	Increase
			Reinvestment Price	$99.50	$99.50	Decrease
			Recovery Rate	63.62% - 70.10%	66.54%	Increase
			Expected Yield	12.78% - 19.75%	15.24%	Decrease
Preferred Equity	—	Liquidation Analysis	Residual Equity Values	$—	—%	Increase
Unlisted Common Stock	2,877	Recent Transactions	Transaction Price	$589.39	$589.39	Increase
Total Assets	$4,682,692

(1)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

						Impact to
						Valuation from
	Fair Value					Increase in
	as of	Valuation	Unobservable	Range /	Weighted	Unobservable
	December 31, 2025	Techniques	Input	Percentage	Average (1)	Input
First Lien Senior Secured Debt	$2,797,561	Yield Method	Market Yield Discount Spreads	3.37% - 27.84%	5.77%	Decrease
	102,299	Recent Transactions	Transaction Price	$98.00 - $100.00	$98.93	Increase
	3,554	Market Approach	Market Multiple	0.3x - 10.9x	5.6x	Increase
Second Lien Senior Secured Debt	5,460	Yield Method	Market Yield Discount Spreads	5.18% - 6.18%	5.68%	Decrease
Subordinated Notes	16,580	Yield Method	Market Yield Discount Spreads	15.00%	15.00%	Decrease
	32,738	Discounted Cash Flows	Annual Default Rate	2.00% - 3.00%	2.54%	Decrease
			Annual Prepayment Rate	20.00%	20.00%	Increase
			Reinvestment Spread	3.20% - 5.05%	4.18%	Increase
			Reinvestment Price	$99.00 - $99.50	$99.23	Decrease
			Recovery Rate	65.00%	65.00%	Increase
			Expected Yield	11.00% - 20.50%	15.98%	Decrease
Preferred Equity	499	Market Approach	Market Multiple	0.3x - 10.9x	5.6x	Increase
Total Assets	$2,958,691

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Ordinary income	$69,720	$35,338	$175,198	$94,003
Long-term capital gains	—	—	—	—
Tax return of capital	—	—	—	—

As of December 31, 2025, the components of distributable earnings (accumulated loss) on a tax basis were as follows:

December 31, 2025
Undistributed ordinary income	$3,023
Other book/tax temporary differences	(1,025)
Capital loss carryforwards	(1,240)
Undistributable capital gains	—
Net realized gain (loss) from investments in securities of unaffiliated issuers	—
Net unrealized depreciation from investments in securities of unaffiliated issuers	(6,384)
Total distributable earnings (accumulated loss)	$(5,626)

As of September 30, 2026, the aggregate cost of investments (including cash equivalents) for U.S. federal income tax purposes is $4,950,900. As of September 30, 2026, net unrealized depreciation on the Company’s investments (tax basis) was $15,603, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of $17,732 and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of $33,335. As of December 31, 2025, the aggregate cost of investments for U.S. federal income tax purposes is $3,159,548. As of December 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was $5,295, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of $14,842 and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of $20,137.

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

As of September 30, 2026 and December 31, 2025, the Company has contractual unfunded commitments to provide additional funding of $15,711 and $26,772, respectively, to investments in private credit funds.

As of September 30, 2026 and December 31, 2025, the Company had the following outstanding commitments to investments in loans:

Investments	September 30, 2026	December 31, 2025
3 Step Sports LLC Delayed Draw Term Loan	$207	$527
365RM Holdco, LLC Initial Delayed Draw Term Loan	1,024	—
365RM Holdco, LLC Initial Revolving Loan	1,706	—
AAH Topco, LLC Class C Delayed Draw Term Loan	1,289	4,142
AB Centers Acquisition Corporation Revolving Loan	537	—
ACAMS Holdings, Inc. Refinancing Revolving Loan	637	—
Accelevation LLC Delayed Draw Term Loan	604	1,323
Accelevation LLC Revolving Credit Loan	2,477	2,064
Accent Building Materials Holdings LLC Term B Delayed Term Loan	—	122
Accordion Partners LLC Revolving Loan	1,217	1,217
ACP Avenu Buyer, LLC Delayed Term Loan	458	458
ACP Avenu Buyer, LLC Revolving Credit	333	428
ACP Falcon Buyer, Inc. Revolving Loan	333	333
ACP Oak Buyer, Inc. 2025 Refinancing Revolving Loan	2,041	2,041
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	—	454
Advanced Infusion Solutions Acquisition, LLC Delayed Draw Term Loan	7,573	—
Advanced Infusion Solutions Acquisition, LLC Revolving Credit Loan	1,767	—
Advanced Medical Management, LLC Revolving Credit Loan	1,505	803
Advanced Web Technologies Holding Company Delayed Draw Term Loan	2	—
Advanced Web Technologies Holding Company Revolving Credit Loan	293	342
AFC-Dell Holding Corp. Revolving Loan B	110	128
AKAM Buyer, Inc. Delayed Draw Term Loan	1,981	—
AKAM Buyer, Inc. Revolving Loan	892	—
Alkeme Intermediary Holdings, LLC Eleventh Amendment Delayed Draw Term Loan	—	1,862
Alkeme Intermediary Holdings, LLC Revolving Credit	266	266
Allstates WorldCargo, Inc. Delayed Draw Term Loan 1	4,311	—
Allstates WorldCargo, Inc. Delayed Draw Term Loan 2	2,156	—
Allstates WorldCargo, Inc. Revolver	1,617	—
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	—	5,548
Allworth Financial Group, L.P. Revolving Loan	—	618
Ambient Enterprises Holdco LLC Delayed Draw Term B Loan	—	971
Ambient Enterprises Holdco LLC Delayed Draw Term C Loan (First Lien)	—	1,355
Ambient Enterprises Holdco LLC Delayed Draw Term D Loan (First Lien)	507	—
Ambient Enterprises Holdco LLC Revolving Loan	789	952
AmerCareRoyal, LLC Delayed Draw Term Loan A	—	1,867
AmerCareRoyal, LLC U.S. Revolving Credit	3,035	768
American Family Care, LLC Revolver	—	1,084
American Family Care, LLC Revolving Loan	1,084	—
American Family Care, LLC Second Amendment Delayed Draw Term Loan	1,391	3,613
AmeriLife Holdings LLC 2024 Revolving Loan	1,066	—
AmeriLife Holdings LLC 2024 Revolving Loan	1,222	1,358
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	2,598	3,289
AMP Purchaser, LLC Revolving Credit Loan	1,955	—
Any Hour LLC Delayed Term Loan	—	1,876
Any Hour LLC Revolving Credit	92	166
Apella Capital, LLC Fifth Amendment Delayed Draw Term Loan	9,080	—
Apex Dental Partners, LLC Delayed Draw Term Loan	180	1,654
Apex Dental Partners, LLC First Amendment Delayed Draw Term Loan	2,684	—
Apex Dental Partners, LLC Revolving Credit	903	813
Apex Service Partners, LLC Revolving Credit Loan	164	344
Apex Service Partners, LLC Revolving Credit Loan	302	—
Apex Service Partners, LLC Second Amendment Incremental Delayed DrawTerm Loan	—	768
Apex Service Partners, LLC Third Amendment Incremental Delayed Draw Term Loan	791	4,329
Aprio Advisory Group, LLC 2025-2 Incremental Delayed Draw Term Loan	20,235	11,311
Aprio Advisory Group, LLC Delayed Draw Term Loan 1	—	10,753
Aprio Advisory Group, LLC Revolving Loan	935	935

Investments	September 30, 2026	December 31, 2025
Apryse Software Corp. Revolving Credit Loan	620	—
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	804	2,461
Aptean Acquiror Inc. Revolving Credit	413	516
Aptive Environmental, LLC Delayed Draw Term Loan	731	731
Aptive Environmental, LLC Initial Revolving Loan	1,229	1,463
Archer Lewis, LLC Delayed Draw Term Loan B	—	20
Arcline Liberty Buyer LLC Delayed Draw Term Loan	—	2,254
Arcline Liberty Buyer LLC Revolving Loan	1,503	1,503
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	—	141
Arctic Holdco, LLC Initial Refinancing Revolving Loan	206	203
Arden Insurance Services LLC Revolving Credit	340	1,190
Argano, LLC 2nd Amendment Delayed Draw Term Loan	—	2,000
Argano, LLC Revolving Credit Loan	411	411
Argano, LLC Second Amendment Delayed Draw Term Loan	965	—
Artivion, Inc. Second Amendment Delayed Draw Term Loan	—	836
ASP Global Holdings, LLC Delayed Draw Term Loan	—	616
ASP Global Holdings, LLC Revolving Loan	646	108
Associations, Inc. Delayed Draw Term B Loan	5,000	—
Associations, Inc. Revolving Loan	497	—
Associations, Inc. Revolving Loan	434	434
Associations, Inc. Special Purpose Delayed Draw Term Loan	260	—
Associations, Inc. Special Purpose Delayed Draw Term Loan	227	308
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	—	169
Atlantic Pipe Services, LLC Delayed Draw Term Loan	2,545	2,645
Aviation Technical Services, Inc. Revolving Loan	500	500
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	—	746
Axis Portable Air LLC Eighth Amendment Delayed Draw Term Loan	—	5,302
Axis Portable Air, LLC Revolving Credit Loan	782	2,931
Azurite Intermediate Holdings, Inc. Revolving Credit Facility	354	—
Badge 21 Midco Holdings LLC Amendment No. 1 Delayed Draw Term Loan	1,670	2,021
Badge 21 Midco Holdings LLC Revolving Loan	965	1,182
Baker Tilly Advisory Group, LP Revolving Credit	198	—
Bamboo US BidCo LLC (aka Baxter) Repriced Initial Revolving Credit Loan	633	—
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	—	14
Barricade Holdings LLC Revolving Loan	882	—
Barricade Holdings LLC Second Amendment Delayed Draw Term Loan	3,779	—
Baxter International Inc. Delayed Draw Term Loan B-1	37	—
Baxter International Inc. Delayed Draw Term Loan B-2	37	—
BCDI Rodeo Dental Buyer, LLC 6th Amendment Revolving Credit	1,292	—
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	—	290
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,027	2,285
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,258	—
Beacon Behavioral Support Services LLC Revolving Loan	24	—
Beacon Behavioral Support Services LLC Third Amendment Delayed Draw Term Loan	16	—
Beacon Oral Specialists Management LLC Eighth Amendment Delayed Draw Term Loan	1,869	2,426
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	—	353
Beacon Pointe Harmony, LLC Amendment No.4 Delayed Draw Term Loan	226	—
Beacon Pointe Harmony, LLC Revolving Credit Loan	77	—
Bennett West LLC Revolver	1,522	—
Berlin Rosen Acquisition, LLC Revolving Loan	31	370
Berlin Rosen Acquisition, LLC Revolving Loan	18	—
Best Roofing Services LLC Revolving Loan	179	179
Big Top Holdings, LLC Revolving Credit Loan	—	75
Blue River Petcare Group, LLC 2026 Delayed Draw Term Loan	9,835	—
Blue River Petcare Group, LLC Revolving Loan	1,788	—
BNI Global, LLC Revolving Credit Loan	—	267

Investments	September 30, 2026	December 31, 2025
BNI Intermediate Holdings LLC Initial Delayed Draw Term Loan	1,158	—
BNI Intermediate Holdings LLC Initial Revolving Loan	2,315	—
Boats Group Revolving Credit Facility	54	—
Bolt Purchaser, LLC Initial Revolving Credit Loan	1,008	—
Boston Clinical Trials, LLC Revolving Credit Loan	88	—
Brave Parent Holdings, Inc. Revolving Credit	548	—
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-A	—	42
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-B	—	4,000
Bridgepointe Technologies, LLC Initial Delayed Draw Term Loan	6,328	—
Bridgepointe Technologies, LLC Revolving Loan	2,571	—
Bristol Hospice, L.L.C. Revolving Credit Loan	1,394	1,394
C3 AcquisitionCo, LLC Delayed Draw Term Loan	—	1,053
C3 AcquisitionCo, LLC Revolving Loan	908	363
Caerus Midco 3 S.a r.l. Amendment No. 2 Delayed Draw Term Loan	236	—
Caerus Midco 3 S.a r.l. Revolving Loan	195	—
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	—	607
Capitol Imaging Acquisition Corp. Revolving Loan	827	607
Carnegie Dartlet, LLC Delayed Draw Term Loan	—	138
Carnegie Dartlet, LLC Revolving Loan	48	60
Case Works, LLC Revolving Loan	17	30
Castle Management Borrower LLC Revolving Loan (First Lien)	260	—
CB Sports Holdings Bidco, LLC Delayed Draw Term B Loan	4,616	—
CB Sports Holdings Bidco, LLC Revolving Loan	1,240	—
Centex Acquisition, LLC Revolving Loan	241	1,191
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	—	2,107
Cerity Partners Equity Holding LLC 2025-B Incremental Delayed Draw Term Loan	2,945	4,570
Cerity Partners Equity Holding LLC Initial Revolving Loan	803	1,254
CFS Brands, LLC Revolving Loan	383	—
Cherry Bekaert Advisory LLC Amendment No. 8 Delayed Draw Term Loan	4,280	—
Cherry Bekaert Advisory LLC Revolving Credit Loan	896	—
Cherry Bekaert Advisory LLC Sixth Amendment Delayed Term Loan	—	309
Choice Financial Group Acquisition, Inc. Delayed Draw Term C Loan	4,433	10,857
Chronicle Parent, LLC Delayed Draw Term Loan	4,028	3,284
Chronicle Parent, LLC Revolving Credit Loan	1,706	1,193
CIFC Stone Warehouse IV Ltd. CLO	19,950	—
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	56	240
Comfort Buyer, LLC Delayed Draw Term Loan	1,311	—
Comfort Buyer, LLC Revolving Loan	1,443	—
Computer Services, Inc. 2025-1 Delayed Draw Term Loan	78	185
Computer Services, Inc. 2025-2 Delayed Draw Term Loan	43	43
Consertus, Inc. Amendment No. 2 Delayed Draw Term A Loan	7,457	—
Consertus, Inc. Amendment No. 2 Delayed Draw Term B Loan	7,197	—
Consor Intermediate II, LLC Initial Delayed Draw Term Loan	583	—
Consor Intermediate II, LLC Revolving Credit Loan	215	—
Cooper’s Hawk Intermediate Holding, LLC Delayed Draw Term Loan	1,080	1,697
Cooper’s Hawk Intermediate Holding, LLC Revolving Loan	617	926
Cornerstone Advisors of Arizona, LLC Initial Revolving Loan	823	823
Coupa Holdings, LLC Revolving Credit Loan	506	—
CraneTech USA Inc. Delayed Draw Term Loan	7,249	—
CraneTech USA Inc. Revolving Credit Loan	2,453	—
Creek Parent, Inc. Revolving Credit	—	2,024
Crete PA Holdco, LLC Revolving Loan	1,395	1,395
Crete PA Holdco, LLC Second Delayed Draw Term Loan	—	2,791
Crete PA Holdco, LLC Third Delayed Draw Term Loan	1,144	2,791
CRH Healthcare Purchaser, Inc. Delayed Draw Term Loan	3,103	3,103
CRH Healthcare Purchaser, Inc. Revolving Loan	1,241	1,241

Investments	September 30, 2026	December 31, 2025
Crowe Advisory LLC Delayed Draw Term Loan	4,615	—
Crowe Advisory LLC Revolving Credit Loan	2,308	—
CSG Buyer, Inc. Delayed Draw Term Loan	1,105	1,105
CSG Buyer, Inc. Revolving Loan	239	368
CSHC Buyerco, LLC Delayed Draw Term Loan	1,120	—
CSHC Buyerco, LLC Revolving Credit Loan	1,651	—
CT Technologies Intermediate Holdings, Inc. 2025-B Special Purpose Delayed Draw Term Loan	376	376
CUB Financing Intermediate, LLC Delayed Draw Term Loan	—	19,627
Curio Brands, LLC Multi Draw Term Loan	2,105	2,105
Curio Brands, LLC Revolving Loan	1,052	1,052
Current PA Holdco, LLC Fifth Delayed Draw Term Loan	3,333	—
Current PA Holdco, LLC Fourth Delayed Draw Term Loan	3,333	—
Currier Plastics Acquisition, LLC Delayed Draw Term A Loan	1,963	—
Currier Plastics Acquisition, LLC Revolving Loan	1,227	—
CVAUSA Management, LLC Delayed Draw Term Loan	11,037	7,488
CVAUSA Management, LLC Revolving Loan	350	350
Danforth Global, Inc. Revolving Credit Loan	521	521
DCCM, LLC Delayed Draw Term Loan	4,527	4,667
DCCM, LLC Revolving Credit Loan	1,867	1,867
DecisionPoint Technologies, Inc. Third Amendment Delayed Draw Term Loan	3,555	—
Denali Intermediate Holdings, Inc. Revolving Credit Loan	1,104	1,578
Denali Topco LLC Effective Date Delayed Draw Term Loan	3,689	3,689
Denali Topco LLC Revolving Loan	1,770	1,770
Dentive, LLC Revolving Loan	353	353
Designs for Health, Inc. Initial Revolving Facility Loan (First Lien)	3,891	3,891
Digicert, Inc. Revolver	1,212	1,212
Discovery SL Management, LLC Delayed Draw Term Loan B	267	292
Discovery SL Management, LLC Delayed Draw Term Loan C	713	713
Discovery SL Management, LLC Delayed Draw Term Loan D	723	—
Discovery SL Management, LLC Revolving Credit Loan	423	332
DrFirst.com, Inc. Revolving Loan	432	—
Duke's Root Control, Inc. Revolving Loan	509	509
Durare Bidco, LLC Delayed Draw Term Loan	824	3,409
Durare Bidco, LLC Revolving Credit Loan	1,636	1,636
Dwyer Instruments, LLC Revolving Loan	—	1,089
EAG Nexus Buyer, LLC Initial Delayed Draw Term Loan	3,382	—
EAG Nexus Buyer, LLC Revolving Credit Loan	1,393	—
EdgeCo Buyer, Inc. Delayed Draw Term E Loan	—	1,024
EdgeCo Buyer, Inc. Revolving Loan	—	654
Eide Bailly Advisory LLC Delayed Draw Term Loan	4,388	—
Eide Bailly Advisory LLC Revolving Credit Loan	2,925	—
Einstein Parent, Inc. Revolving Loan	1,002	1,002
Elder Care Opco LLC Delayed Draw Term Loan	—	2,364
Elder Care Opco LLC Revolving Loan	709	709
Emergency Care Partners, LLC Ninth Amendment Delayed Draw Term Loan	41	—
Emergency Care Partners, LLC Ninth Amendment Revolving Loan	75	—
Empower Payments Investor, LLC Fourth Amendment Delayed Draw Term Loan	888	—
Empower Payments Investor, LLC Third Amendment Delayed Draw Term Loan	—	2,395
Endeavor Schools Delayed Draw Term Loan A	269	—
Endeavor Schools Delayed Draw Term Loan B	410	—
Engineering Resource Group Buyer, LLC Delayed Draw Term Loan	—	1,572
Engineering Resource Group Buyer, LLC Revolving Loan	—	786
Epika Fleet Services, Inc. Delayed Draw Term B Loan	—	1,071
Epika Fleet Services, Inc. Revolving Loan	764	—
Epika Fleet Services, Inc. Second Amendment Delayed Draw C Loan	4,586	—

Investments	September 30, 2026	December 31, 2025
Equinox Buyer, LLC Revolving Credit Loan	733	733
Eskola LLC Delayed Draw Term B Loan	—	4,081
ESP Associates, Inc. Delayed Term Loan	328	—
ESP Associates, Inc. Revolving Loan	1,194	—
ETE Intermediate II LLC Revolving Loan	157	236
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	80	80
EVDR Purchaser, Inc. Delayed Draw Term Loan	2,617	1,373
EVDR Purchaser, Inc. Revolving Credit Loan	576	659
Everbridge Holdings, LLC Delayed Draw Term Loan	5,042	844
Everbridge Holdings, LLC Revolving Loan	3,754	556
Everest Clinical Research Corporation Revolving Loan	2,466	—
Evolution BuyerCo, Inc. Delayed Draw Term Loan	13,734	—
Evolution BuyerCo, Inc. Revolver	3,081	—
Excel Fitness Consolidator LLC Revolving Credit Loan	441	199
Excel Fitness Holdings, Inc. Delayed Term Loan	—	1,888
Express Wash Concepts, LLC Delayed Draw Term Loan	871	—
Express Wash Concepts, LLC_Revolver	203	—
Eyesouth Eye Care Holdco LLC Revolving Credit Loan (First Lien)	155	—
FH MC Buyer, Inc. Delayed Draw Term Loan	4,135	—
FH MC Buyer, Inc. Revolving Loan	1,654	—
First Legal Buyer, Inc. Delayed Draw Term Loan	356	1,361
First Legal Buyer, Inc. First Amendment Delayed Draw Term Loan	2,016	—
First Legal Buyer, Inc. Revolving Loan	745	861
FirstCall Mechanical Group, LLC Amendment No. 2 Delayed Draw Term Loan	22,719	—
Five Star Buyer, Inc. Revolving Loan	119	119
Force Electrical Buyerco, LLC Delayed Draw Term Loan	4,163	5,182
Force Electrical Buyerco, LLC Revolving Credit Loan	838	838
Foundation Risk Partners, Corp. Revolver	259	—
Frontline Road Safety Operations, LLC Revolving Credit Loan	1,440	—
Fullsteam Operations LLC Delayed Draw Term Loan	2,854	1,138
Fullsteam Operations LLC Revolving Loan	1,162	379
G-3 Musketeers Acquisition, Inc. Delayed Draw Term Loan	3,824	—
G-3 Musketeers Acquisition, Inc. Revolving Credit Loan	1,147	—
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,257	3,947
G-A-I Consultants, Inc. Revolving Loan	592	493
Galloway & Company, LLC 2026 Delayed Draw Term Loan	5,985	—
Galway Borrower LLC Revolving Loan	601	—
Gateway NAM Acquisition, LLC Delayed Draw Term Loan	8,369	—
Gateway NAM Acquisition, LLC Revolving Loan	1,209	—
Gator Plastic Intermediate Holdings, LLC Revolving Loan	439	737
GC Waves Holdings, Inc. 2023 Replacing Revolving Loan	276	—
GC Waves Holdings, Inc. 2025 Delayed Draw Term Loan	1,079	896
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	—	1,524
Gen4 Dental Partners OPCO, LLC Revolving Loan	—	381
GMF Parent, Inc.Delayed Draw Term Loan A 12/25	1,445	1,445
GMF Parent, Inc.Delayed Draw Term Loan B 12/25	—	1,300
GMF Parent, Inc.Revolver 12/25	607	795
Greenlight Intermediate II, Inc. Fourth Amendment Delayed Draw Term Loan	10,930	—
Greenwood Operating Group, LLC Revolving Loan	936	4,214
GS Acquisitionco, Inc. Eighth Suplemental Delayed Draw Term Loan	645	645
GS Acquisitionco, Inc. Revolving Loan	1	754
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	—	989
Guava Buyer LLC Initial Delayed Draw Term Loan	963	963
Guava Buyer LLC RC Facility Loan	1,261	1,124
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	59	78
Gulf Winds International Acquisition, LLC Term Loan	—	8

Investments	September 30, 2026	December 31, 2025
Halo Buyer, Inc. Revolving Loan	1,235	1,143
Harris & Co. LLC Delayed Draw Term B Loan	—	1
Harris & Co. LLC Delayed Draw Term C Loan	—	13,711
Harris & Co. LLC Delayed Draw Term D Loan	7,020	—
Harris & Co. LLC Revolving Loan	1,162	930
HBWM Intermediate II, LLC 2026 Incremental Delayed Draw Term Loan	1,018	—
HBWM Intermediate II, LLC Revolving Loan	430	—
Heads Up Technologies, Inc. Revolving Loan	1,182	1,182
HEC Purchaser Corp. Revolving Loan	781	781
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	—	83
Helios Service Partners, LLC Delayed Draw Term Loan 2022	—	—
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	—	4,423
Heritage Foodservice Investment, LLC Revolving Credit Loan	603	502
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	—	774
HHS Buyer, Inc. Revolving Loan	2,595	2,595
High Street Buyer, Inc. 2025 Delayed Draw Term Loan	3,795	4,607
Hills Distribution, Inc. Amendment No.2 Delayed Draw Term Loan	—	567
HLSG Intermediate, LLC Delayed Draw Term Loan	167	—
HLSG Intermediate, LLC Revolving Credit Loan	945	—
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	—	2,554
HP RSS Buyer, Inc. Second Amendment Delayed Draw Term Loan	—	118
Ideal Components Acquisition, LLC Delayed Draw Term Loan	1,776	1,776
Ideal Components Acquisition, LLC Revolving Credit Loan	1,302	1,283
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	—	784
IEQ Capital, LLC 2026 Incremental Delayed Draw Term Loan	4,044	—
IG Investments Holdings, LLC 2024 Refinancing Revolving Loan	1,114	—
IH Elevate Buyer, Inc. Delayed Draw Term Loan	5,912	—
IH Elevate Buyer, Inc. Revolving Loan	1,971	—
Imagine 360 LLC Revolving Commitment	541	—
Impact Advisors, LLC Delayed Draw Term Loan	322	—
Impact Advisors, LLC Revolving Credit Loan	52	—
Improving Holdco, Inc. Revolving Loan (Improving Enterprises)	329	329
Informa PLC Delayed Draw Term Loan A-1	165	—
Informa PLC Delayed Draw Term Loan A-2	186	—
Informa PLC Delayed Draw Term Loan B	527	—
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Delayed Draw Term Loan	2,987	—
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Third Amendment Revolving Loan	896	—
Inszone Mid, LLC A&R Revolving Credit Facility	192	—
Inszone Mid, LLC Amendment No. 2 Delayed Draw Term Loan	308	820
Inszone Mid, LLC Amendment No. 3 Delayed Draw Term Loan	7,669	—
Integrated Power Services Holdings, Inc. Initial Revolving Loan (First Lien)	1,467	—
Integrated Power Services Holdings, Inc. Tenth Amendment Incremental Delayed Draw Term Loan (First Lien)	2,440	—
Inventus Power, Inc. Revolving Loan	—	356
Iris Buyer LLC Revolving Loan	423	—
ITS Buyer Inc. Revolving Loan	—	949
IVX Health Holdings, Inc. Revolving Loan	1,541	—
Ivy Technology Parent Intermediate III Holdings, LLC Revolving Loan	250	667
JHCC Holdings LLC 2024-B Incremental Delayed Draw Term Loan	—	250
JS Global, LLC Initial Revolving Loan	—	1,000
KabaFusion Parent LLC Revolving Credit Loan	—	1,425
Kelso Industries LLC 2026 Incremental Delayed Draw Term Loan	3,701	—
Kite Midco II LTD Term Loan B2	1,323	2,646
Kite Midco II LTD Term Loan B2	1,323	—

Investments	September 30, 2026	December 31, 2025
KL Charlie Acquisition Company Eight Amendment Delayed Draw Term Loan	77	—
KL Charlie Acquisition Company Seventh Amendment Delayed Draw Term Loan	141	141
Lakewood Acquisition Corporation Revolving Loan	1,805	2,777
LeadVenture, Inc. Delayed Draw Term Loan	1,226	1,598
LeadVenture, Inc. Revolving Loan	915	954
Liberty Purchaser, LLC Revolving Loan	562	—
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	—	562
Liberty Purchaser, LLC Third Amendment Delayed Draw Term Loan	2,781	—
Lido Advisors, LLC Eighth Amendment Incremental Delayed Draw Term Loan	—	469
Lido Advisors, LLC Revolving Loan	42	101
Lido Advisors, LLC Tenth Amendment Delayed Draw Term Loan	497	—
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	—	3,579
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	—	459
Lighthouse Technologies Holding Corp. Revolving Loan	1,293	1,293
Lightspeed Borrower, LLC Revolving Loan	781	—
Lindstrom, LLC Initial Revolving Credit Loan	2,428	1,538
Livewire Acquisition, Inc. Amendment No. 1 Revolving Loan	7,534	—
LJ Avalon Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	—	6,629
LJ Avalon Holdings, LLC Amendment No. 4 Delayed Draw Term Loan	157	—
LJ Avalon Holdings, LLC Revolving Credit	1,607	1,607
Loving Tan Intermediate II Inc. Revolving Loan	60	264
Loving Tan Intermediate II Inc. Revolving Loan	280	—
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	260	260
Machine Sciences Corporation Revolving Loan	774	—
Mantech Revolving Credit Facility	945	—
MB2 Dental Solutions, LLC Revolving Commitment	242	245
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	—	717
MB2 Dental Solutions, LLC Tranche 3 Delayed Draw Term Loan	752	—
MD2 Administration, Inc. Fifth Amendment Additional Delayed Draw Term Loan	6,838	—
MechanAir LLC Delayed Draw Term Loan	5,053	5,053
MechanAir LLC Revolving Loan	639	639
Med Learning Group, LLC Delayed Draw Term Loan	1,259	1,259
Medical Device Inc. Revolving Loan	399	399
Medical Device Inc. Third Amendment Incremental Revolving Loan	441	1,256
Medina Health, LLC Delayed Draw Term Loan	277	—
Medina Health, LLC Revolving Loan	393	393
Medrina, LLC Revolving Facility	532	532
Medrina, LLC Second Amendment Incremental Delayed Draw Term Loan	2,542	4,547
MEI Buyer LLC 2025 Delayed Draw Term Loan	1,410	—
MEI Buyer LLC Revolving Loan	1,003	—
MGT Impact Holdings, LLC 2025-1 Delayed Draw Term Loan	2,824	3,498
MGT Impact Holdings, LLC Revolving Credit Loan	—	86
Minds Buyer, LLC Revolving Credit	625	625
MKD Electric, LLC Revolving Loan	775	221
MoboTrex, LLC Amendment No. 4 Delayed Draw Term Loan	3,469	3,469
MoboTrex, LLC Revolving Loan	715	1,030
Model N, Inc. Revolving Credit	622	—
Monarch Collective Holdings, LLC Delayed Draw Term Loan	1,828	—
Monarch Collective Holdings, LLC Revolving Credit	313	—
Moonlight Parent, Inc. Delayed Draw Term Loan	2,636	2,636
Moonlight Parent, Inc. Revolving Loan	1,582	1,582
Mountain Parent, Inc. Delayed Draw Term Loan	—	1,166
Mountain Parent, Inc. Revolving Credit Facility	—	622
mPulse Mobile, Inc. Initial Delayed Draw Term Loan	1,385	1,385
mPulse Mobile, Inc. Initial Revolving Loan	2,077	2,077
MSS Zenith Buyer, LLC Initial Revolving Loan	2,768	—

Investments	September 30, 2026	December 31, 2025
Nala US Bidco, Inc. Delayed Draw Term Loan	1,787	—
Nala US Bidco, Inc. Revolver	2,145	—
Ne Ortho Management Services, LLC 2025 Incremental Delayed Draw Term Loan	7,371	—
Ne Ortho Management Services, LLC Revolving Loan	544	—
NMI Acquisitionco, Inc. Revolving Loan	83	332
NORA Acquisition, LLC Revolving Credit	214	214
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	1	—
North Haven USHC Acquisition, Inc. Revolving Credit Loan	57	—
NP Concord Buyer, Inc. Delayed Draw Term Loan	2,759	—
NP Concord Buyer, Inc. Initial Revolving Credit Loan	1,655	—
NS and Associates LLC Revolving Loan (2025)	906	445
NWP Acquisition Holdings, LLC 2026 Delayed Draw Term Loan	335	—
NWP Acquisition Holdings, LLC Revolving Loan	200	—
NXT Capital CLO 2026-2, Ltd.	4,741	—
NXT Capital SLF VIII (UL) Rated Note Feeder, LLC Class D Notes	9,753	—
NXT Capital SLF VIII (UL) Rated Note Feeder, LLC Class E Notes	8,128	—
NXT Capital SLF VIII (UL) Rated Note Feeder, LLC Subordinated Notes	211	—
Oakbridge Insurance Agency LLC Delayed Draw Term C Loan	—	109
Oakbridge Insurance Agency LLC Delayed Draw Term D Loan	93	—
Octagon Funding 2026-1 Ltd. Warehouse	1,730	—
Opensity Solutions LLC Revolver	2,248	—
Optimizely North America Inc. (USD) Revolving Credit	1,232	1,232
OSR Opco LLC Revolving Loan	418	2,125
Owl Cyber Defense Solutions, LLC Revolving Loan	340	605
Pacific Purchaser, LLC Revolving Loan	176	176
Packaging Coordinators Midco, Inc. 2025 General Delayed Draw Term Loan	2,193	2,193
Packaging Coordinators Midco, Inc. 2025 Initial Dollar Delayed Draw Term Loan	1,921	1,921
Packaging Coordinators Midco, Inc. 2025 Revolving Loan	1,749	1,841
Packaging Coordinators Midco, Inc. 2025 Specified Delayed Draw Term Loan	2,032	2,140
Packaging Coordinators Midco, Inc. Specified Interest Delayed Draw Term Loan (Tranche Out)	—	207
PAG Holding Corp. Revolving Loan	—	932
PAI Middle Tier, LLC Revolving Credit Loan	1,531	1,458
Par Excellence Holdings, Inc. Revolving Loan	47	71
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	—	3,133
Pave America Holding, LLC Delayed Draw Term Loan	1,624	2,289
Pave America Holding, LLC Revolving Credit Loan	1,218	1,705
Pavement Preservation Acquisition, LLC Revolving Credit Loan	2,669	—
PC Pest Buyer, LLC Revolving Loan	1,181	—
PCS Midco, Inc. Delayed Draw Term Loan	—	9
PCS Midco, Inc. Revolving Credit Loan	19	19
PCS Midco, Inc. Third Amendment Delayed Draw Term Loan	485	—
PDI TA Holdings, Inc. Revolving Credit	—	149
Pediatric Home Respiratory Services, LLC Delayed Term Loan	2,415	2,415
Pediatric Home Respiratory Services, LLC Revolving Credit	1,342	1,342
Penncomp, LLC Delayed Draw Term Loan B	3,789	7,007
Penncomp, LLC Revolving Loan	519	519
PestCo, LLC Delayed Draw Term Loan	—	2,235
PestCo, LLC Revolving Loan	936	1,208
Petra Borrower, LLC Revolving Loan	460	500
Petrus Buyer, Inc. Revolving Credit Loan	1,059	—
PGI Parent LLC Revolving Credit Loan	609	960
PharmaLogic Holdings Corp. Delayed Draw Term Loan	259	2,073
Phoenix 1 Buyer Corporation Revolving Credit	360	—
Pico Quantitative Trading LLC Revolving Loan	1,202	—
Play Holdings, Inc. Revolving Loan	896	1,075

Investments	September 30, 2026	December 31, 2025
PMA Parent Holdings, LLC Revolving Credit Loan	547	547
Point Quest Group, Inc. Delayed Draw Term Loan	1,227	1,413
Point Quest Group, Inc. Revolving Credit Loan	452	848
Portage Point Partners, LLC Revolving Credit Loan	1,484	—
Power Services Purchaser, LLC Delayed Draw Term Loan	2,008	—
Power Services Purchaser, LLC Revolving Credit Loan	1,205	—
PPV Intermediate Holdings, LLC Revolving Loan	525	—
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	—	135
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	3	—
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	3	—
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	336	214
Premise Health Holding Corp. Amendment No. 1 Delayed Draw Term Loan	79	199
Premise Health Holding Corp. Revolving Credit Loan	263	—
Prestige Employee Administrators, LLC Delayed Draw Term Loan	3,266	3,266
Prestige Employee Administrators, LLC Revolving Loan	319	319
PRGX Global, Inc. Delayed Draw Term Loan	1,612	1,612
Principal Lighting Group, LLC Revolving Loan	1,643	1,643
Project Tahoe Acquisition Corporation Revolving Loan	1,349	—
Puma Buyer, LLC Revolving Credit Loan	2,873	2,873
Quick Quack Car Wash Holdings, LLC 2025 Incremental Delayed Draw Term Loan	869	8,533
RailPros Parent, LLC Delayed Draw Term Loan	573	818
RailPros Parent, LLC Revolving Loan	409	409
RBFD Buyer, LLC Initial Delayed Draw Term Loan	213	659
RBFD Buyer, LLC Revolving Credit	284	284
RCP Nats Purchaser Amendment No. 2 Incremental Term Loan	7,356	—
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	824	2,061
Rcp Nats Purchaser, LLC Revolving Loan	1,443	1,443
Recipe Acquisition Corp. Delayed Draw Loan	1,809	2,043
Recipe Acquisition Corp. Revolving Credit	874	417
Red Fox CD Acquisition Corporation Amendment No. 2 Incremental Delayed Draw Term Loan	263	2,709
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	—	1,651
Redwood Services Group, LLC Tenth Amendment Delayed Draw Term Loan	4,702	—
Renaissance Buyer, LLC Revolving Credit Loan	726	—
REP TEC Intermediate Holdings, Inc Revolving Loan	2,588	—
REP TEC Intermediate Holdings, Inc. Revolver	—	2,588
ResiXperts Holdco, LLC Delayed Draw Term Loan	152	4,221
ResiXperts Holdco, LLC Revolving Loan	134	624
RoC Holdco LLC Revolving Credit Loan	732	732
Rocket Youth Brands Holdco LLC 2nd Delayed Draw Term Loan	4,169	—
Rocket Youth Brands Holdco LLC 3rd Delayed Draw Term Loan	4,169	—
Rocket Youth Brands HoldCo LLC Delayed Draw Term Loan	1,244	2,145
Rocket Youth Brands HoldCo LLC Revolving Credit Loan	322	322
RPM Purchaser, Inc. Delayed Draw Term Loan B	—	527
RRA Corporate, LLC Delayed Draw Term Loan 2	—	21
RRA Corporate, LLC Revolving Loan	—	24
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	—	352
Rural Sourcing Holdings, Inc. Revolving Loan	114	114
Saab Purchaser, Inc. First Amendment Delayed Draw Term Loan	713	5,348
Saab Purchaser, Inc. Revolving Loan	713	—
SAAB Purchaser, Inc._Revolver	—	713
Sabel Systems Technology Solutions, LLC Revolving Loan	212	212
Safari Borrower, LLC Delayed Draw Term Loan	2,913	—
Safari Borrower, LLC Revolving Loan	486	—
Sagebrush Buyer, LLC Revolving Credit	776	776
Sako and Partners Lower Holdings LLC Initial Delayed Draw Term Loan	6,166	—

Investments	September 30, 2026	December 31, 2025
Sako and Partners Lower Holdings LLC Revolving Credit Loan	2,672	—
Salisbury House, LLC Delayed Draw Term Loan	887	1,232
Salisbury House, LLC Revolving Loan	673	698
Salt Dental Collective, LLC Columbia Acquisition Revolving Credit	130	33
Salute Mission Critical, LLC 2025 Incremental Delayed Draw Term Loan	1,011	—
Salute Mission Critical, LLC Term Loan	10,510	—
Salute, 2025 Incremental Delayed Draw Term Loan Commitment	—	5,056
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	—	2,160
Saturn Borrower Inc Tenth Amendment Revolving Loan	661	726
SCP WQS Buyer, LLC Delayed Draw Term Loan	8,715	—
SCP WQS Buyer, LLC Revolving Credit Loan	1,812	—
SDG Mgmt Company, LLC Sixth Amendment Delayed Draw Term Loan	297	—
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	—	368
Seahawk Buyer, LLC Delayed Draw Term Loan	5,147	—
Seahawk Buyer, LLC Revolving Credit	1,005	—
Security Buyer, LLC Delayed Draw Term Loan	76	—
Security Buyer, LLC Revolving Loan	127	—
Sigma Defense Systems LLC Delayed Draw Term A Loan	507	507
Sigma Defense Systems LLC Revolving Loan	75	75
Signature Investor LLC Term Loan B	345	345
SkyMark Refuelers, LLC Delayed Draw Term Loan A	—	1,048
SkyMark Refuelers, LLC Delayed Draw Term Loan B	5,850	4,802
SkyMark Refuelers, LLC Revolving Credit Loan	2,065	2,401
Skyrodema Bidco, LLC Delayed Draw Term Loan	2,156	—
Socket Holdings Corporation 2026 Incremental Delayed Draw Term Loan	3,681	—
Socket Holdings Corporation Delayed Draw Term Loan	—	1,053
Socket Holdings Corporation Initial Revolving Loan	373	373
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	494	494
Solairus Holdings, LLC Revolver	—	124
Solairus Holdings, LLC Revolving Credit Loan	124	—
Soleil Collective Intermediate II Inc. Second Amendment Delayed Draw Term Loan	279	279
Soteria Flexibles Corp Revolving Credit	4,052	—
Southern Orthodontic Partners Management, LLC Eighth Amendment Delayed Draw Term Loan	1,111	—
Southern Orthodontic Partners Management, LLC Eighth Amendment Revolving Loan	296	—
Spaceship Purchaser, Inc. Delayed Draw Term Loan	738	—
Spaceship Purchaser, Inc. Revolving Loan	615	—
Spark Buyer, LLC Delayed Draw Term Loan	—	2,500
Spark Buyer, LLC Revolving Credit Loan	513	825
Spark Purchaser, Inc. Revolving Credit	1,646	809
Specialty Manufacturing Holdings, LLC Delayed Draw Term Loan	1,754	—
Specialty Manufacturing Holdings, LLC Revolving Loan	1,329	—
Spectrum Safety Solutions Purchaser, LLC Revolving Credit Loan	1,157	—
Springline Advisory Intermediate, LLC Delayed Draw Term Loan	—	13,819
Springline Advisory Intermediate, LLC Revolver	—	2,128
Springline Advisory Intermediate, LLC Second Amendment Revolving Credit	2,128	—
SRP Eagle Buyer Inc Delayed Draw Term Loan	6,452	6,452
SRP Eagle Buyer Inc Revolving Loan	2,581	2,581
Stonebridge Companies, LLC Delayed Draw Term Loan	1,881	1,881
Stonebridge Companies, LLC Revolving Credit Loan	1,254	1,254
Straine Dental Management, LLC Delayed Draw Term Loan	2,569	—
SuperHero Fire Protection, LLC Revolving Loan	172	344
Superjet Buyer, LLC Delayed Draw Term Loan	—	4,037
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	115	229
Surgical Center Solutions, LLC Delayed Draw Term Loan	661	1,001
Surgical Center Solutions, LLC Revolving Loan	501	471

Investments	September 30, 2026	December 31, 2025
SV Newco 2, Inc. 2025 Incremental Delayed Draw Term Loan	5,378	6,327
SV Newco 2, Inc. Revolving Credit Loan	487	627
Syndigo LLC Revolving Loan	1,791	2,133
Systems Planning and Analysis, Inc. Fifth Amendment Delayed Draw Term Loan	1,107	295
Systems Planning and Analysis, Inc. Revolving Loan	3,548	1,599
Talent Worldwide Inc. Revolving Loan	236	—
Tau Buyer, LLC Delayed Draw Term Loan	—	518
Tau Buyer, LLC Revolving Credit	796	480
TCP Hawker Intermediate LLC Delayed Draw Term Loan	80	80
TCP Hawker Intermediate LLC Ninth Amendment Delayed Draw Term Loan 11/24	76	76
Tender Products, Inc. Revolving Loan	—	1,579
Thames Technology Holdings, Inc. Revolving Loan	158	315
The Rawlings Company Incremental Revolver	26	—
The Rawlings Company Revolver	219	—
The Vertex Companies, Inc. Revolving Loan	1,384	1,661
TMSC OpCo, LLC Revolving Loan	394	—
TMSC OpCo, LLC Revolving Loan	—	919
ToxStrategies, LLC Delayed Draw Term Loan	437	437
ToxStrategies, LLC Revolving Loan	611	611
Transgo, LLC Revolving Loan	1,291	605
Trench Plate Rental Co. Revolving Loan	66	232
Tricor, LLC Amendment No. 6 Delayed Draw Term Loan	1,701	5,560
Tricor, LLC Revolving Loan	1,000	1,000
Trintech Inc. Delayed Draw Term Loan	2,113	—
Trintech Inc. Revolving Credit Loan	1,585	—
Truck-Lite Co., LLC 2025 Replacement Revolving Loan	1,068	622
Truck-Lite Co., LLC Delayed Draw Term Loan A	—	93
Truck-Lite Co., LLC Delayed Draw Term Loan B	1,620	1,077
Truck-Lite Co., LLC Delayed Draw Term Loan C	1,332	886
True Talent Advisory Borrower LLC Delayed Draw Term Loan	2,781	—
True Talent Advisory Borrower LLC Revolving Loan	1,599	—
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	1,555	1,555
TVG Shelby Buyer, Inc. Revolving Credit Loan	250	250
TWH Bidco, LLC Delayed Draw Term A Loan	3,361	—
U.S. Urology Partners, LLC 2025 Incremental Delayed Draw Term Loan	5,811	18,746
U.S. Urology Partners, LLC Delayed Draw Term Loan 5/26	7,254	—
Unified Women's Healthcare, LP Delayed Draw Term Loan	5,769	—
Upland Software, Inc. Revolving Loan	1,020	2,000
Upstack Holdco Inc. Delayed Draw Term Loan	2,536	1,981
UpStack Holdco Inc. Delayed Draw Term Loan	904	—
Upstack Holdco Inc. Revolving Credit Loan	1,993	938
USIC Holdings, Inc. Revolving Loan	304	713
USIC Holdings, Inc. Specified Delayed Draw Term Loan	95	265
Vacation Rental Brands, LLC 2nd Amendment Delayed Term Loan	1,539	5,772
Vacation Rental Brands, LLC Amendment No. 4 Delayed Draw Term Loan	3,556	—
Vacation Rental Brands, LLC Delayed Draw Term Loan	—	330
Vacation Rental Brands, LLC Revolving Loan	1,022	1,022
Valkyrie Buyer, LLC Delayed Draw Term Loan D	—	1,493
Valkyrie Buyer, LLC Delayed Draw Term Loan F	731	4,560
Valkyrie Buyer, LLC Revolving Credit Loan	1,377	1,230
Valkyrie Buyer, LLC Revolving Credit Loan	412	—
Valkyrie Midco, LLC Delayed Draw Term Loan	5,099	—
Vatica Health, Inc. Revolving Loan	1,788	1,788
Vehlo Purchaser, LLC Amendment No. 4 Revolving Credit Loan	1,130	—
Vehlo Purchaser, LLC Revolver	—	1,130
Vensure Employer Services, Inc. Amendment No. 2 Delayed Draw Term Loan	2,166	—

Investments	September 30, 2026	December 31, 2025
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	—	196
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	3,549	3,549
Vertex Service Partners, LLC Revolving Facility	37	327
Vital Purchaser, LLC Revolving Loan	492	492
Vortex Companies, LLC Amendment No. 9 Incremental Delayed Draw Term Loan	5,352	—
Vortex Companies, LLC Delayed Term Loan	—	668
Vortex Companies, LLC Revolving Loan	527	419
VPP Intermediate Holdings, LLC Delayed Draw Term Loan	2,631	—
VPP Intermediate Holdings, LLC Revolving Loan	1,234	—
VRC Companies, LLC Revolving Loan	97	—
VTC Buyer Corp. Advance	1,031	1,927
VTC Buyer Corp. Future Expansion Delayed Draw Term Loan	1,378	1,378
Vybond Buyer, LLC Delayed Draw Term Loan	2,374	2,374
Vybond Buyer, LLC Revolving Credit Loan	1,781	1,781
W.A. Kendall and Company, LLC Revolving Loan	—	209
W.A. Kendall and Company, LLC Revolving Loan	98	—
W.A. Kendall and Company, LLC Seventh Amendment Delayed Draw Term Loan	2,792	2,792
Wasteology Group Transportation, LLC Delayed Draw Term Loan	3,352	3,352
Wasteology Group Transportation, LLC Revolving Credit Loan	1,037	1,037
Wealth Enhancement Group, LLC August 2025 Delayed Draw Term Loan	637	803
Wealth Enhancement Group, LLC December 2024 Delayed Draw Term Loan	—	4,018
Wealth Enhancement Group, LLC Initial Revolving Loan	597	226
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	—	3,064
Western Smokehouse Partners, LLC Delayed Term Loan	348	464
Western Smokehouse Partners, LLC Revolving Loan	283	283
Wharf Street Ratings Acquisition LLC Delayed Draw Term Loan	2,172	1,632
Wharf Street Ratings Acquisition LLC Revolving Loan	2,240	—
Wharf Street Ratings Acquisition LLC_Revolver	—	1,684
World Insurance Associates, LLC Revolving Credit	588	—
Worldwide Insurance Network, LLC 2025 Incremental Delayed Draw Term Loan	156	1,900
Worldwide Insurance Network, LLC 2026 Incremental Delayed Draw Term Loan	11,538	—
WSRP Advisory LLC First Amendment Delayed Draw Term Loan	—	5,800
Zep Holdco Inc. Revolving Credit Loan (aka TL Atlas Merger)	2,874	1,610
Total unfunded commitments	$924,818	$641,519

9. Net Assets

Share Issuances

The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances during the nine months ended September 30, 2026:

	For the nine months ended September 30, 2026
Share Issuance Date	Shares Issued	Amount	Offering Price
January 2	5,164,340	$134,453	$26.03
February 2	438,709	11,500	26.21
March 2	3,361,013	88,725	26.40
April 1	10,381,667	269,144	25.92
May 1	5,680,855	148,130	26.08
June 1	10,650,045	279,553	26.25
July 1	8,865,731	229,028	25.83
August 3	1,134,111	29,504	26.02
September 1	5,035,671	131,983	26.21
Total issuance of shares	50,712,142	$1,322,020

The following table summarizes total Shares issued (including DRIP), related amounts and offering price for the share issuances during the nine months ended September 30, 2025:

	For the nine months ended September 30, 2025
Share Issuance Date	Shares Issued	Amount	Offering Price
January 2	1,191,393	$30,975	$26.00
February 3	2,949,039	77,358	26.23
March 3	2,030,616	53,745	26.47
April 1	3,273,944	85,158	26.01
May 1	849,290	22,203	26.14
June 2	3,052,634	80,595	26.40
July 1	2,115,437	54,975	25.98
August 1	3,886,374	101,893	26.22
September 2	3,624,185	95,775	26.43
Total issuance of shares	22,972,912	$602,677

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

On August 11, 2026, the Board declared a distribution on the Shares, which was paid on October 30, 2026 to shareholders of record as of the close of business on September 29, 2026 (the “Q3 2026 Distribution”). The amount of the Q3 2026 Distribution equaled $0.57 per Share and was paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP. 551,335 Shares were issued in October 2026 in connection with the Company’s DRIP for the Q3 2026 Distribution.

The following table identifies distributions declared for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 24, 2026	March 30, 2026	April 30, 2026	$0.59	$47,541
May 7, 2026	June 29, 2026	July 31, 2026	0.54	57,937
August 11, 2026	September 29, 2026	October 30, 2026	0.57	69,720

The following table identifies distributions declared for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 25, 2025	March 28, 2025	April 30, 2025	$0.67	$27,750
May 7, 2025	June 27, 2025	August 1, 2025	0.64	30,915
August 11, 2025	September 29, 2025	October 31, 2025	0.61	35,321
November 11, 2025	December 30, 2025	January 30, 2026	0.605	43,330

During the three and nine months ended September 30, 2026, the Company issued 675,220 and 1,952,334 Shares in connection with the DRIP for an aggregate amount of $17,443 and $50,626, respectively. During the three and nine months ended September 30, 2025, the Company issued 589,003 and 1,525,234 Shares in connection with the DRIP for an aggregate amount of $15,302 and $39,649, respectively.

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

On August 3, 2026, the Company offered to purchase up to 5,364,541 Shares at a purchase price equal to the NAV per Share as of September 30, 2026 (the “August 2026 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the August 2026 Repurchase Offer. The August 2026 Repurchase Offer expired on August 28, 2026 and 10,000 Shares were validly tendered by the Company's direct shareholders and not properly withdrawn prior to the expiration of the August 2026 Repurchase Offer. On October 21, 2026, the Company determined that, as of September 30, 2026, the NAV per Share was $25.81 per Share. Based on such NAV per Share, the aggregate purchase price for the Shares accepted for repurchase by the Company in the August 2026 Repurchase Offer equaled approximately $258.

During the three and nine months ended September 30, 2026, the Company repurchased 10,000 and 10,000 Shares, respectively, pursuant to its discretionary share repurchase program.

During the three and nine months ended September 30, 2025, the Company repurchased 0 and 288,512 Shares, respectively, pursuant to its discretionary share repurchase program.

The following table summarizes the capital activity during the three months ended September 30, 2026 and 2025:

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Shares outstanding as of June 30, 2026 and 2025, respectively	107,290,822	48,305,330

Shares issued in Private Offerings	14,360,293	9,036,993
Shares issued in connection with DRIP	675,220	589,003
Shares repurchased	(10,000)	—

Shares outstanding as of September 30, 2026 and 2025, respectively	122,316,335	57,931,326

The following table summarizes the capital activity during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Shares outstanding as of December 31, 2025 and 2024, respectively	71,614,193	35,246,926

Shares issued in Private Offerings	48,759,808	21,447,678
Shares issued in connection with DRIP	1,952,334	1,525,234
Shares repurchased	(10,000)	(288,512)

Shares outstanding as of September 30, 2026 and 2025, respectively	122,316,335	57,931,326

10. Financial Highlights

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Per share data:
Net asset value, beginning of period	$26.03	$26.00
Net investment income (loss)(1)	1.65	1.92
Realized and unrealized gain (loss) on investment transactions(2)	(0.17)	0.05
Total from operations	1.48	1.97
Distributions from net investment income	(1.70)	(1.92)
Distributions from net realized capital gains/losses	—	—
Total increase (decrease) in net assets	(0.22)	0.05
Net asset value, end of period	$25.81	$26.05

Shares outstanding, end of period	122,316,335	57,931,326
Total return(3)	5.79%	7.79%
Ratios / supplemental data
Ratio of gross expenses to average net assets(4)(5)(7)(8)	4.31%	6.11%
Ratio of net expenses to average net assets(4)(6)(7)(8)	4.31%	6.18%
Ratio of net investment income (loss) to average net assets(4)(8)	6.50%	7.58%
Net assets, end of period (in thousands)	$3,156,713	$1,509,265
Weighted average shares outstanding	98,498,841	46,874,364
Portfolio turnover rate(9)	20.81%	13.14%

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
(6)
Ratio of net expenses to average net assets is computed using total expenses, including the effects of expense support payments (recoupments), which represented 0.00% and (0.07)% on average net assets for the nine months ended September 30, 2026 and 2025, respectively.
(7)
Ratio of gross expenses to average net assets and ratio of net expenses to average net assets are inclusive of the income incentive fee and capital gains-based incentive fee, if any. The income incentive fee ratio and capital gains-based incentive fee are 0.53% and 0.00%, respectively, for the nine months ended September 30, 2026 and have not been annualized. The income incentive fee ratio and capital gains-based incentive fee are 0.61% and 0.01%, respectively, for the nine months ended September 30, 2025 and have not been annualized.
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

11. Subsequent Events

The Company’s management has evaluated events subsequent to September 30, 2026 through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than as set forth below.

On October 1, 2026, the Company sold 2,123,951 Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $54.8 million.

On October 15, 2026, the Company, through its wholly-owned subsidiary, SPV Facility III, entered into the Fifth Amendment to its Wells Fargo Loan and Security Agreement (the “Wells Fargo Fifth Amendment”). The Wells Fargo Fifth Amendment, among other changes, (i) increased the aggregate commitments by the lenders under the Wells Fargo SPV III Credit Facility to $1.0 billion, with an accordion feature providing SPV Facility III the right to request increases in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to an aggregate maximum of $1.5 billion, (ii) extended the scheduled reinvestment period end date (after which no borrowings may be drawn under the Wells Fargo SPV III Credit Facility) and the scheduled maturity date under the Wells Fargo SPV III Credit Facility to October 15, 2029, and October 15, 2031, respectively, unless the Wells Fargo Loan and Security Agreement is sooner terminated in accordance with its terms, and (iii) decreased the applicable margin on borrowings under the Wells Fargo SPV III Credit Facility to 1.95%. The Wells Fargo Fifth Amendment also modified the non-use fee provisions under the Wells Fargo SPV III Credit Facility.

On November 2, 2026, the Company offered to purchase up to 6,115,816 Shares at a purchase price equal to the NAV per Share as of December 31, 2026 (the “November 2026 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the November 2026 Repurchase Offer. The November 2026 Repurchase Offer is set to expire on December 2, 2026.

The Company received approximately $34.7 million of subscriptions effective November 2, 2026 in connection with its monthly closing for the Private Offering.

On November 11, 2026, the Board declared a distribution on the Shares equal to an aggregate amount up to (i) the Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended December 31, 2026 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q4 2026 Distribution”). The Q4 2026 Distribution is payable on January 29, 2027 to shareholders of record as of the close of business on December 31, 2026. The final amount of the Q4 2026 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q4 2026 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

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
•
general economic, logistical and political trends and other external factors, including inflation, elevated interest rates and interest rate uncertainty, trade policies, fluctuations in foreign currency exchange rates, geopolitical developments, and recent supply chain disruptions and their impacts on our portfolio companies and on the industries in which we invest;
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
•
the Company’s ability to pay dividends or make distributions and/or the frequency and amount of any such distributions;
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

As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, may limit the Company’s ability to make investments or enter into other transactions alongside other clients. On March 9, 2026, we, the Advisor and certain affiliated entities received an order for co-investment exemptive relief from the SEC to allow certain managed funds and investment vehicles, each of whose investment adviser is the Advisor or an investment adviser controlling, controlled by or under common control with the Advisor, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief (the “Co-Investment Exemptive Order”). The Co-Investment Exemptive Order requires, among other things, that allocations be “fair and equitable” to us and that the Advisor (or the applicable investment adviser) considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Exemptive Order in allocations. Under the Co-Investment Exemptive Order, among other requirements, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity.

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

Portfolio Composition

The total fair value of our investment portfolio was $4,751,045 and $3,008,628 as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, the Company had 1,662 investments in 479 portfolio companies across 48 industries and one money market fund with a fair value of $184,251. As of December 31, 2025, the Company had 1,244 investments in 390 portfolio companies across 46 industries and one money market fund with a fair value of $145,625.

As of September 30, 2026, the Company's investment portfolio consisted of the following investments:

	September 30, 2026
		% of Total		% of Total
	Cost	Investments	Fair Value	Investments
First Lien Senior Secured	$4,601,806	96.68%	4,585,380	96.51%
Collateralized Loan Obligations	94,415	1.98%	94,435	1.99%
Preferred Equity	—	0.00%	—	0.00%
Unlisted Common Stock	2,877	0.06%	2,877	0.06%
Limited Partnership Interests	60,778	1.28%	68,353	1.44%
Total investments	$4,759,876	100.00%	$4,751,045	100.00%

As of December 31, 2025, the Company's investment portfolio consisted of the following investments:

	December 31, 2025
		% of Total		% of Total
	Cost	Investments	Fair Value	Investments
First Lien Senior Secured	$2,908,938	96.70%	2,903,414	96.50%
Second Lien Senior Secured	5,440	0.18%	5,460	0.18%
Subordinated Notes	48,779	1.62%	49,318	1.64%
Preferred Equity	1,989	0.07%	499	0.02%
Limited Partnership Interests	43,092	1.43%	49,937	1.66%
Total investments	$3,008,238	100.00%	$3,008,628	100.00%

Investment Activity

During the three months ended September 30, 2026, we made new and additional portfolio company investments totaling $1,413,410 at amortized cost and $458,432 in loans were repaid or sold at amortized cost.

Total portfolio investment activity for the three months ended September 30, 2026 was as follows:

	First Lien Senior Secured	Collateralized Loan Obligations	Preferred Equity	Unlisted Common Stock	Limited Partnership Interests	Total
Balance at June 30, 2026	$3,668,771	$57,923	$—	$—	$68,699	$3,795,393
Net Purchases (1)(4)	1,373,428	36,272	—	2,877	922	1,413,499
Net Sales, Exits and Repayments (2)(3)(4)	(456,556)	(22)	—	—	(1,853)	(458,431)
PIK	1,454	—	—	—	—	1,454
Accreted Discounts / Amortized Premiums	2,187	14	—	—	8	2,209
Net Realized Gain/(Loss)	(4,760)	—	(499)	—	—	(5,259)
Net Change in Unrealized Appreciation / (Depreciation)	856	248	499	—	577	2,180
Balance at fair value at September 30, 2026	$4,585,380	$94,435	$—	$2,877	$68,353	$4,751,045

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

During the nine months ended September 30, 2026, we made new and additional portfolio company investments in loans totaling $2,434,372 at amortized cost and $751,166 in loans were repaid or sold at amortized cost.

Total portfolio investment activity for the nine months ended September 30, 2026 was as follows:

	First Lien Senior Secured	Second Lien Senior Secured	Collateralized Loan Obligations	Preferred Equity	Unlisted Common Stock	Limited Partnership Interests	Total
Balance at fair value as of December 31, 2025	$2,903,414	$5,460	$49,318	$499	$—	$49,937	$3,008,628
Net Purchases(1)(4)	2,434,372	—	62,292	—	2,877	25,588	2,525,129
Net Sales, Exits and Repayments(2)(3)(4)	(745,713)	(5,453)	(16,687)	(1,484)	—	(7,914)	(777,251)
PIK	4,389	—	—	—	—	—	4,389
Accreted Discounts / Amortized Premiums	6,582	2	31	—	—	9	6,624
Net Realized Gain/(Loss)	(4,760)	—	—	(2,494)	—	—	(7,254)
Net Change in Unrealized Appreciation / (Depreciation)	(12,904)	(9)	(519)	3,479	—	733	(9,220)
Balance at fair value as of September 30, 2026	$4,585,380	$—	$94,435	$—	$2,877	$68,353	$4,751,045

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

During the three months ended September 30, 2025, we made new and additional portfolio company investments in loans totaling $564,023 at amortized cost and $73,137 in loans were repaid or sold at amortized cost.

Total portfolio investment activity for the three months ended September 30, 2025 was as follows:

	First Lien Senior Secured	Second Lien Senior Secured	Subordinated Notes	Limited Partnership Interests	Total
Balance at fair value at June 30, 2025	$2,060,182	$5,484	$34,963	$37,356	$2,137,985
Net Purchases	564,023	—	5,586	10,489	580,098
Net Sales, Exits and Repayments	(73,137)	(13)	—	(1,936)	(75,086)
PIK	542	—	—	—	542
Accreted Discounts / Amortized Premiums	(524)	—	—	—	(524)
Net Change in Unrealized Appreciation / (Depreciation)	926	(9)	36	1,534	2,487
Balance at fair value at September 30, 2025	$2,552,012	$5,462	$40,585	$47,443	$2,645,502

During the nine months ended September 30, 2025, we made new and additional portfolio company investments totaling $1,292,064 at amortized cost and $275,224 in loans were repaid or sold at amortized cost.

Total portfolio investment activity for the nine months ended September 30, 2025 was as follows:

	First Lien Senior Secured	Second Lien Senior Secured	Subordinated Notes	Limited Partnership Interests	Total
Balance at fair value as of December 31, 2024	$1,532,466	$4,467	$4,994	$28,615	$1,570,542
Net Purchases	1,292,064	1,036	35,213	17,412	1,345,725
Net Sales, Exits and Repayments	(275,224)	(9)	—	(1,936)	(277,169)
PIK	1,720	—	—	—	1,720
Accreted Discounts / Amortized Premiums	2,931	4	—	(2)	2,933
Net Change in Unrealized Appreciation / (Depreciation)	(1,945)	(36)	378	3,354	1,751
Balance at fair value as of September 30, 2025	$2,552,012	$5,462	$40,585	$47,443	$2,645,502

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

As of September 30, 2026, the Company had certain investments in seven portfolio companies that were on non-accrual status. The amortized cost of investments on non-accrual status as of September 30, 2026 was $11,980. As of December 31, 2025, the Company had certain investments in two portfolio companies that were on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2025 was $8,417.

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

Consolidated Results of Operations

Comparison of operating results for the three and nine months ended September 30, 2026 and 2025

Set forth below is a comparison of the results of operations for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total investment income	$105,567	$63,251	$269,529	$163,270
Less: Net expenses	(38,025)	(28,688)	(107,373)	(73,311)
Net investment income	67,542	34,563	162,156	89,959
Net realized gain (loss)	(5,259)	—	(7,254)	—
Net change in unrealized appreciation (depreciation)	2,180	2,487	(9,220)	1,751
Net increase (decrease) in net assets resulting from operations	$64,463	$37,050	$145,682	$91,710

Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful. The net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2026 and September 30, 2025, respectively, was largely driven by changes in market-implied spreads across new issuance and secondary trading, together with company-specific valuation developments. The net realized loss for the three and nine months ended September 30, 2026, respectively, was primarily related to two portfolio companies that entered liquidation proceedings during the period, resulting in lower expected recoveries.

For the three and nine months ended September 30, 2026, interest income from portfolio companies was $101,548 and $258,816, respectively, as compared to $62,448 and $160,867, respectively, for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2026, PIK income was $2,154 and $6,070, respectively, as compared to $438 and $1,417, respectively, for the three and nine months ended September 30, 2025.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
Interest income	$101,548	$62,448	$258,816	$160,867
Payment-in-kind	2,154	438	6,070	1,417
Dividend income	1,865	365	4,643	986
Total Investment Income	$105,567	$63,251	$269,529	$163,270

In the table above, the change in total investment income for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, was primarily driven by an increase in the average amount of investments between the periods (at fair value), offset by a lower weighted average yield on the portfolio compared to the three and nine months ended September 30, 2025. The weighted average yield of investments at fair value1 is 9.4% for the period ended September 30, 2026, as compared to 9.5% for the period ended September 30, 2025. The size of our investment portfolio at fair value was $4,751,045 as of September 30, 2026, as compared to $2,645,502 as of September 30, 2025.

We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates. Net investment income increased for the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025. The increase was primarily attributable to higher investment income generated by growth in the Company's income-producing portfolio, which exceeded the related increase in financing and operating expenses.

1) Weighted average yield of investments at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total relevant investments at fair value, as applicable.

Expenses

Expenses were as follows for the period indicated:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Expenses
Interest expense	$21,185	$19,325	$64,199	$48,973
Management fee	7,776	3,580	19,226	9,111
Income incentive fee	5,434	2,812	13,103	7,289
Capital gains-based incentive fee	87	191	41	146
Administration fee	1,350	711	3,502	2,062
Professional fees	782	969	3,074	2,175
Legal fees	366	129	543	263
Custody fees	170	137	334	312
Directors' fees	100	63	319	163
Other expenses	775	771	3,032	2,039
Total expenses	$38,025	$28,688	$107,373	$72,533
Less expense (recoupment) support payments (to) by the Advisor	—	—	—	(778)
Net expenses	$38,025	$28,688	$107,373	$73,311

Interest Expense

Interest expense, including amortization of debt issuance costs and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items, increased to $21,185 and $64,199, respectively for the three and nine months ended September 30, 2026 from $19,325 and $48,973, respectively, for the three and nine months ended September 30, 2025. This was primarily driven by an increase in our average principal amount of debt outstanding, partially offset by a decrease in our weighted average interest rate on our borrowings relative to the prior year periods. Our debt outstanding (net of unamortized debt issuance costs) increased to $1,717,840 as of September 30, 2026 from $1,164,397 as of September 30, 2025. See Note 4 “Borrowings” to our consolidated financial statements included in this Report for more information regarding the weighted average interest rate on total borrowings during each period.

Management Fee

The management fee was $7,776 and $19,226, respectively, for the three and nine months ended September 30, 2026. The management fee was $3,580 and $9,111, respectively, for the three and nine months ended September 30, 2025. The increase in both periods was primarily due to an increase in average net assets for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. For more information on base management fee, including terms thereof, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.

Income Incentive Fee

The income incentive fee was $5,434 and $13,103, respectively, for the three and nine months ended September 30, 2026. The income incentive fee was $2,812 and $7,289, respectively, for the three and nine months ended September 30, 2025. The increase in both periods was primarily due to an increase in pre-incentive fee net investment income. For more information on incentive fee, including terms thereof, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.

Professional Fees, Administration Fee and Other Expenses

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the administration of the Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services related to our offering materials. Professional fees were $782 and $3,074, respectively, for the three and nine months ended September 30, 2026. Professional fees were $969 and $2,175, respectively, for the three and nine months ended September 30, 2025. The change in professional fees was primarily due to an increase in total assets and related costs of servicing a larger investment portfolio.

Administration fee represents fees paid to the Advisor for certain administrative, accounting and other services performed for the Company under the administration agreement. In consideration of these administrative services, the Company pays the Advisor the Administration Fee in an amount up to 0.175% on an annualized basis of the Company’s net assets (prior to April 1, 2026, the Administration Fee was equal to 0.20% of the Company’s net assets on an annualized basis, and prior to March 25, 2025, the Administration Fee was equal to 0.30% of the Company’s net assets on an annualized basis). Administration fees were $1,350 and $3,502, respectively, for the three and nine months ended September 30, 2026. Administration fees were $711 and $2,062, respectively, for the three and nine months ended September 30, 2025. The increase was primarily due to an increase in net assets.

Other expenses include insurance, filing, research, subscriptions and other costs. Organizational costs include expenses incurred in our initial formation.

Expense Support Reimbursements

For the period from April 3, 2023 (commencement of operations) to December 31, 2023, the Advisor incurred Other Operating Expenses of $1,076, and organizational costs of $1,296, on behalf of the Company, which were subject to recoupment pursuant to the terms of the Amended Expense Limitation Agreement, prior to its expiration on April 3, 2026. For the three and nine months ended September 30, 2025, we made recoupment payments to the Advisor of $0 and $778, respectively. As of June 30, 2025, all expenses had been fully recouped and paid back to the Advisor. See Note 3 “Related Party Transactions” and Note 8 “Commitments and Contingencies” to our consolidated financial statements included in this Report for further information.

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

See “Item 1. Business – Private Offering of Shares” of our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 9 “Net Assets” to our consolidated financial statements included in this Report for further information regarding the Private Offering and the details of our issuance of Shares during the nine months ended September 30, 2026 and during the fiscal year ended December 31, 2025.

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

See “Item 5. Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities” of our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 9 “Net Assets” to our consolidated financial statements included in this Report for further information regarding our distribution strategy and the details of our distributions declared during the nine months ended September 30, 2026 and fiscal year ended December 31, 2025.

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

See “Item 1. Business – Share Repurchase Program” in our annual report on Form 10-K for the fiscal year ended December 31, 2025 and Note 9 “Net Assets” to our consolidated financial statements included in this Report for further information regarding our discretionary share repurchase program and the details of our share repurchase activity during the nine months ended September 30, 2026 and 2025.

Cash Flows

As of September 30, 2026 we had $207,010 in cash and cash equivalents and restricted cash and restricted cash equivalents. During the nine months ended September 30, 2026, we used $1,591,181 in cash for operating activities, primarily as a result of funding of portfolio investments of $2,525,037, partially offset by sales, exits and repayments of portfolio investments of $777,251, and other operating activities of $156,605. Cash provided by financing activities was $1,628,397 during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $1,269,297 and borrowings of $1,815,411 under our financing arrangements, partially offset by distributions paid and repurchase of shares of $98,324 and repayments of borrowings, including debt issuance costs paid of $1,357,987.

As of September 30, 2025,we had $70,925 in cash and cash equivalents and restricted cash and restricted cash equivalents. During the nine months ended September 30, 2025, we used $979,631 in cash for operating activities, primarily as a result of funding of portfolio investments of $1,345,725, partially offset by sales, exits and repayments of portfolio investments of $277,169, and other operating activities of $88,925. Cash provided by financing activities was $1,019,312 during the period, which was primarily the result of proceeds from the issuance of Shares in the Private Offering of $563,028 and borrowings of $1,210,400 under our financing arrangements, partially offset by distributions paid and repurchase of shares of $51,217 and repayments of borrowings, including debt issuance costs paid of $702,899.

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

Under the provisions of the 1940 Act, following approval from our initial shareholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, which approval became effective on January 21, 2023, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any shares of preferred stock that we may issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. As of September 30, 2026 and December 31, 2025, our asset coverage ratio, as defined under the 1940 Act, was 280.8% and 245.0%, respectively.

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

As of September 30, 2026 and December 31, 2025, the Company had outstanding borrowings (net of unamortized debt issuance costs) of $1,717,840 and $1,267,485, respectively. For additional information on our debt obligations see Note 4 “Borrowings” to our consolidated financial statements included in this Report.

We also use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities, and have designated certain interest rate swaps to be in a hedge accounting relationship. For additional disclosure regarding our derivative instruments designated in a hedge accounting relationship see our consolidated Schedule of Investments as of September 30, 2026 included in this Report and Note 4 “Borrowings” to our consolidated financial statements included in this Report.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements for the periods ended September 30, 2026 and 2025.

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

As of September 30, 2026 and December 31, 2025, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 150.5% and 161.6%, respectively, of our total net assets.

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

In addition, we were party to the Amended Expense Limitation Agreement with the Advisor, which expired on April 3, 2026 without extension of the Limitation Period thereunder. See “Note 3. Related Party Transactions” to our consolidated financial statements included in this Report for more information. As of September 30, 2026 and December 31, 2025, the Company had $0 and $0, respectively, in expenses subject to recoupment by the Advisor.

If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we receive under the Advisory Agreement, the Sub-Advisory Agreement and the Administration Agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in our balance sheet. Our investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments and limited partnership interests, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements and subscription agreements, respectively. Unfunded commitments on debt investments are presented on our consolidated schedule of investments at fair value. Unrealized appreciation or depreciation, if any, is included in our consolidated statement of assets and liabilities and consolidated statements of operations.

As of September 30, 2026, we have contractual unfunded commitments to provide additional funding of $15,711 in connection with our investments in Underlying Funds.

As of September 30, 2026 and December 31, 2025, we had the following outstanding commitments to investments in loans, which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026 and December 31, 2025, we believe we have adequate financial resources to satisfy such commitments.

Investments	September 30, 2026	December 31, 2025
3 Step Sports LLC Delayed Draw Term Loan	$207	$527
365RM Holdco, LLC Initial Delayed Draw Term Loan	1,024	—
365RM Holdco, LLC Initial Revolving Loan	1,706	—
AAH Topco, LLC Class C Delayed Draw Term Loan	1,289	4,142
AB Centers Acquisition Corporation Revolving Loan	537	—
ACAMS Holdings, Inc. Refinancing Revolving Loan	637	—
Accelevation LLC Delayed Draw Term Loan	604	1,323
Accelevation LLC Revolving Credit Loan	2,477	2,064
Accent Building Materials Holdings LLC Term B Delayed Term Loan	—	122
Accordion Partners LLC Revolving Loan	1,217	1,217
ACP Avenu Buyer, LLC Delayed Term Loan	458	458
ACP Avenu Buyer, LLC Revolving Credit	333	428
ACP Falcon Buyer, Inc. Revolving Loan	333	333
ACP Oak Buyer, Inc. 2025 Refinancing Revolving Loan	2,041	2,041
ACP Oak Buyer, Inc. 2025-2 Incremental Delayed Draw Term Loan	—	454
Advanced Infusion Solutions Acquisition, LLC Delayed Draw Term Loan	7,573	—
Advanced Infusion Solutions Acquisition, LLC Revolving Credit Loan	1,767	—
Advanced Medical Management, LLC Revolving Credit Loan	1,505	803
Advanced Web Technologies Holding Company Delayed Draw Term Loan	2	—
Advanced Web Technologies Holding Company Revolving Credit Loan	293	342
AFC-Dell Holding Corp. Revolving Loan B	110	128
AKAM Buyer, Inc. Delayed Draw Term Loan	1,981	—
AKAM Buyer, Inc. Revolving Loan	892	—
Alkeme Intermediary Holdings, LLC Eleventh Amendment Delayed Draw Term Loan	—	1,862
Alkeme Intermediary Holdings, LLC Revolving Credit	266	266
Allstates WorldCargo, Inc. Delayed Draw Term Loan 1	4,311	—
Allstates WorldCargo, Inc. Delayed Draw Term Loan 2	2,156	—
Allstates WorldCargo, Inc. Revolver	1,617	—
Allworth Financial Group, L.P. Fourth Amendment Delayed Draw Term Loan	—	5,548
Allworth Financial Group, L.P. Revolving Loan	—	618
Ambient Enterprises Holdco LLC Delayed Draw Term B Loan	—	971
Ambient Enterprises Holdco LLC Delayed Draw Term C Loan (First Lien)	—	1,355
Ambient Enterprises Holdco LLC Delayed Draw Term D Loan (First Lien)	507	—
Ambient Enterprises Holdco LLC Revolving Loan	789	952
AmerCareRoyal, LLC Delayed Draw Term Loan A	—	1,867
AmerCareRoyal, LLC U.S. Revolving Credit	3,035	768
American Family Care, LLC Revolver	—	1,084
American Family Care, LLC Revolving Loan	1,084	—
American Family Care, LLC Second Amendment Delayed Draw Term Loan	1,391	3,613
AmeriLife Holdings LLC 2024 Revolving Loan	1,066	—
AmeriLife Holdings LLC 2024 Revolving Loan	1,222	1,358
AmeriLife Holdings LLC Amendment No. 5 Incremental Delayed Draw Term Loan	2,598	3,289
AMP Purchaser, LLC Revolving Credit Loan	1,955	—
Any Hour LLC Delayed Term Loan	—	1,876
Any Hour LLC Revolving Credit	92	166
Apella Capital, LLC Fifth Amendment Delayed Draw Term Loan	9,080	—
Apex Dental Partners, LLC Delayed Draw Term Loan	180	1,654
Apex Dental Partners, LLC First Amendment Delayed Draw Term Loan	2,684	—
Apex Dental Partners, LLC Revolving Credit	903	813
Apex Service Partners, LLC Revolving Credit Loan	164	344
Apex Service Partners, LLC Revolving Credit Loan	302	—
Apex Service Partners, LLC Second Amendment Incremental Delayed DrawTerm Loan	—	768
Apex Service Partners, LLC Third Amendment Incremental Delayed Draw Term Loan	791	4,329
Aprio Advisory Group, LLC 2025-2 Incremental Delayed Draw Term Loan	20,235	11,311
Aprio Advisory Group, LLC Delayed Draw Term Loan 1	—	10,753
Aprio Advisory Group, LLC Revolving Loan	935	935

Investments	September 30, 2026	December 31, 2025
Apryse Software Corp. Revolving Credit Loan	620	—
Aptean Acquiror Inc. First Amendment Delayed Draw Term Loan	804	2,461
Aptean Acquiror Inc. Revolving Credit	413	516
Aptive Environmental, LLC Delayed Draw Term Loan	731	731
Aptive Environmental, LLC Initial Revolving Loan	1,229	1,463
Archer Lewis, LLC Delayed Draw Term Loan B	—	20
Arcline Liberty Buyer LLC Delayed Draw Term Loan	—	2,254
Arcline Liberty Buyer LLC Revolving Loan	1,503	1,503
Arctic Holdco, LLC 2025 Delayed Draw Term Loan	—	141
Arctic Holdco, LLC Initial Refinancing Revolving Loan	206	203
Arden Insurance Services LLC Revolving Credit	340	1,190
Argano, LLC 2nd Amendment Delayed Draw Term Loan	—	2,000
Argano, LLC Revolving Credit Loan	411	411
Argano, LLC Second Amendment Delayed Draw Term Loan	965	—
Artivion, Inc. Second Amendment Delayed Draw Term Loan	—	836
ASP Global Holdings, LLC Delayed Draw Term Loan	—	616
ASP Global Holdings, LLC Revolving Loan	646	108
Associations, Inc. Delayed Draw Term B Loan	5,000	—
Associations, Inc. Revolving Loan	497	—
Associations, Inc. Revolving Loan	434	434
Associations, Inc. Special Purpose Delayed Draw Term Loan	260	—
Associations, Inc. Special Purpose Delayed Draw Term Loan	227	308
ATI Restoration, LLC Second Amendment Delayed Draw Term Loan	—	169
Atlantic Pipe Services, LLC Delayed Draw Term Loan	2,545	2,645
Aviation Technical Services, Inc. Revolving Loan	500	500
AVW WV Buyer, Inc. Fourth Amendment Delayed Draw Term Loan	—	746
Axis Portable Air LLC Eighth Amendment Delayed Draw Term Loan	—	5,302
Axis Portable Air, LLC Revolving Credit Loan	782	2,931
Azurite Intermediate Holdings, Inc. Revolving Credit Facility	354	—
Badge 21 Midco Holdings LLC Amendment No. 1 Delayed Draw Term Loan	1,670	2,021
Badge 21 Midco Holdings LLC Revolving Loan	965	1,182
Baker Tilly Advisory Group, LP Revolving Credit	198	—
Bamboo US BidCo LLC (aka Baxter) Repriced Initial Revolving Credit Loan	633	—
Bamboo US BidCo LLC (aka Baxter) Tranche B-2 Delayed Term Loan	—	14
Barricade Holdings LLC Revolving Loan	882	—
Barricade Holdings LLC Second Amendment Delayed Draw Term Loan	3,779	—
Baxter International Inc. Delayed Draw Term Loan B-1	37	—
Baxter International Inc. Delayed Draw Term Loan B-2	37	—
BCDI Rodeo Dental Buyer, LLC 6th Amendment Revolving Credit	1,292	—
BCDI Rodeo Dental Buyer, LLC Revolving Credit Loan	—	290
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,027	2,285
BCI Burke Holding Corp. Seventh Amendment Delayed Draw Term Loan	1,258	—
Beacon Behavioral Support Services LLC Revolving Loan	24	—
Beacon Behavioral Support Services LLC Third Amendment Delayed Draw Term Loan	16	—
Beacon Oral Specialists Management LLC Eighth Amendment Delayed Draw Term Loan	1,869	2,426
Beacon Oral Specialists Management LLC Sixth Amendment Delayed Draw Term Loan	—	353
Beacon Pointe Harmony, LLC Amendment No.4 Delayed Draw Term Loan	226	—
Beacon Pointe Harmony, LLC Revolving Credit Loan	77	—
Bennett West LLC Revolver	1,522	—
Berlin Rosen Acquisition, LLC Revolving Loan	31	370
Berlin Rosen Acquisition, LLC Revolving Loan	18	—
Best Roofing Services LLC Revolving Loan	179	179
Big Top Holdings, LLC Revolving Credit Loan	—	75
Blue River Petcare Group, LLC 2026 Delayed Draw Term Loan	9,835	—
Blue River Petcare Group, LLC Revolving Loan	1,788	—
BNI Global, LLC Revolving Credit Loan	—	267

Investments	September 30, 2026	December 31, 2025
BNI Intermediate Holdings LLC Initial Delayed Draw Term Loan	1,158	—
BNI Intermediate Holdings LLC Initial Revolving Loan	2,315	—
Boats Group Revolving Credit Facility	54	—
Bolt Purchaser, LLC Initial Revolving Credit Loan	1,008	—
Boston Clinical Trials, LLC Revolving Credit Loan	88	—
Brave Parent Holdings, Inc. Revolving Credit	548	—
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-A	—	42
Bridgepointe Technologies, LLC Delayed Draw Term Loan 2025-B	—	4,000
Bridgepointe Technologies, LLC Initial Delayed Draw Term Loan	6,328	—
Bridgepointe Technologies, LLC Revolving Loan	2,571	—
Bristol Hospice, L.L.C. Revolving Credit Loan	1,394	1,394
C3 AcquisitionCo, LLC Delayed Draw Term Loan	—	1,053
C3 AcquisitionCo, LLC Revolving Loan	908	363
Caerus Midco 3 S.a r.l. Amendment No. 2 Delayed Draw Term Loan	236	—
Caerus Midco 3 S.a r.l. Revolving Loan	195	—
Capitol Imaging Acquisition Corp. Delayed Draw Term Loan	—	607
Capitol Imaging Acquisition Corp. Revolving Loan	827	607
Carnegie Dartlet, LLC Delayed Draw Term Loan	—	138
Carnegie Dartlet, LLC Revolving Loan	48	60
Case Works, LLC Revolving Loan	17	30
Castle Management Borrower LLC Revolving Loan (First Lien)	260	—
CB Sports Holdings Bidco, LLC Delayed Draw Term B Loan	4,616	—
CB Sports Holdings Bidco, LLC Revolving Loan	1,240	—
Centex Acquisition, LLC Revolving Loan	241	1,191
Cerity Partners Equity Holding LLC 2025 Incremental Delayed Draw Term Loan	—	2,107
Cerity Partners Equity Holding LLC 2025-B Incremental Delayed Draw Term Loan	2,945	4,570
Cerity Partners Equity Holding LLC Initial Revolving Loan	803	1,254
CFS Brands, LLC Revolving Loan	383	—
Cherry Bekaert Advisory LLC Amendment No. 8 Delayed Draw Term Loan	4,280	—
Cherry Bekaert Advisory LLC Revolving Credit Loan	896	—
Cherry Bekaert Advisory LLC Sixth Amendment Delayed Term Loan	—	309
Choice Financial Group Acquisition, Inc. Delayed Draw Term C Loan	4,433	10,857
Chronicle Parent, LLC Delayed Draw Term Loan	4,028	3,284
Chronicle Parent, LLC Revolving Credit Loan	1,706	1,193
CIFC Stone Warehouse IV Ltd. CLO	19,950	—
CMG HoldCo, LLC Delayed Draw Loan (Crete Mechanical Group)	56	240
Comfort Buyer, LLC Delayed Draw Term Loan	1,311	—
Comfort Buyer, LLC Revolving Loan	1,443	—
Computer Services, Inc. 2025-1 Delayed Draw Term Loan	78	185
Computer Services, Inc. 2025-2 Delayed Draw Term Loan	43	43
Consertus, Inc. Amendment No. 2 Delayed Draw Term A Loan	7,457	—
Consertus, Inc. Amendment No. 2 Delayed Draw Term B Loan	7,197	—
Consor Intermediate II, LLC Initial Delayed Draw Term Loan	583	—
Consor Intermediate II, LLC Revolving Credit Loan	215	—
Cooper’s Hawk Intermediate Holding, LLC Delayed Draw Term Loan	1,080	1,697
Cooper’s Hawk Intermediate Holding, LLC Revolving Loan	617	926
Cornerstone Advisors of Arizona, LLC Initial Revolving Loan	823	823
Coupa Holdings, LLC Revolving Credit Loan	506	—
CraneTech USA Inc. Delayed Draw Term Loan	7,249	—
CraneTech USA Inc. Revolving Credit Loan	2,453	—
Creek Parent, Inc. Revolving Credit	—	2,024
Crete PA Holdco, LLC Revolving Loan	1,395	1,395
Crete PA Holdco, LLC Second Delayed Draw Term Loan	—	2,791
Crete PA Holdco, LLC Third Delayed Draw Term Loan	1,144	2,791
CRH Healthcare Purchaser, Inc. Delayed Draw Term Loan	3,103	3,103
CRH Healthcare Purchaser, Inc. Revolving Loan	1,241	1,241

Investments	September 30, 2026	December 31, 2025
Crowe Advisory LLC Delayed Draw Term Loan	4,615	—
Crowe Advisory LLC Revolving Credit Loan	2,308	—
CSG Buyer, Inc. Delayed Draw Term Loan	1,105	1,105
CSG Buyer, Inc. Revolving Loan	239	368
CSHC Buyerco, LLC Delayed Draw Term Loan	1,120	—
CSHC Buyerco, LLC Revolving Credit Loan	1,651	—
CT Technologies Intermediate Holdings, Inc. 2025-B Special Purpose Delayed Draw Term Loan	376	376
CUB Financing Intermediate, LLC Delayed Draw Term Loan	—	19,627
Curio Brands, LLC Multi Draw Term Loan	2,105	2,105
Curio Brands, LLC Revolving Loan	1,052	1,052
Current PA Holdco, LLC Fifth Delayed Draw Term Loan	3,333	—
Current PA Holdco, LLC Fourth Delayed Draw Term Loan	3,333	—
Currier Plastics Acquisition, LLC Delayed Draw Term A Loan	1,963	—
Currier Plastics Acquisition, LLC Revolving Loan	1,227	—
CVAUSA Management, LLC Delayed Draw Term Loan	11,037	7,488
CVAUSA Management, LLC Revolving Loan	350	350
Danforth Global, Inc. Revolving Credit Loan	521	521
DCCM, LLC Delayed Draw Term Loan	4,527	4,667
DCCM, LLC Revolving Credit Loan	1,867	1,867
DecisionPoint Technologies, Inc. Third Amendment Delayed Draw Term Loan	3,555	—
Denali Intermediate Holdings, Inc. Revolving Credit Loan	1,104	1,578
Denali Topco LLC Effective Date Delayed Draw Term Loan	3,689	3,689
Denali Topco LLC Revolving Loan	1,770	1,770
Dentive, LLC Revolving Loan	353	353
Designs for Health, Inc. Initial Revolving Facility Loan (First Lien)	3,891	3,891
Digicert, Inc. Revolver	1,212	1,212
Discovery SL Management, LLC Delayed Draw Term Loan B	267	292
Discovery SL Management, LLC Delayed Draw Term Loan C	713	713
Discovery SL Management, LLC Delayed Draw Term Loan D	723	—
Discovery SL Management, LLC Revolving Credit Loan	423	332
DrFirst.com, Inc. Revolving Loan	432	—
Duke's Root Control, Inc. Revolving Loan	509	509
Durare Bidco, LLC Delayed Draw Term Loan	824	3,409
Durare Bidco, LLC Revolving Credit Loan	1,636	1,636
Dwyer Instruments, LLC Revolving Loan	—	1,089
EAG Nexus Buyer, LLC Initial Delayed Draw Term Loan	3,382	—
EAG Nexus Buyer, LLC Revolving Credit Loan	1,393	—
EdgeCo Buyer, Inc. Delayed Draw Term E Loan	—	1,024
EdgeCo Buyer, Inc. Revolving Loan	—	654
Eide Bailly Advisory LLC Delayed Draw Term Loan	4,388	—
Eide Bailly Advisory LLC Revolving Credit Loan	2,925	—
Einstein Parent, Inc. Revolving Loan	1,002	1,002
Elder Care Opco LLC Delayed Draw Term Loan	—	2,364
Elder Care Opco LLC Revolving Loan	709	709
Emergency Care Partners, LLC Ninth Amendment Delayed Draw Term Loan	41	—
Emergency Care Partners, LLC Ninth Amendment Revolving Loan	75	—
Empower Payments Investor, LLC Fourth Amendment Delayed Draw Term Loan	888	—
Empower Payments Investor, LLC Third Amendment Delayed Draw Term Loan	—	2,395
Endeavor Schools Delayed Draw Term Loan A	269	—
Endeavor Schools Delayed Draw Term Loan B	410	—
Engineering Resource Group Buyer, LLC Delayed Draw Term Loan	—	1,572
Engineering Resource Group Buyer, LLC Revolving Loan	—	786
Epika Fleet Services, Inc. Delayed Draw Term B Loan	—	1,071
Epika Fleet Services, Inc. Revolving Loan	764	—
Epika Fleet Services, Inc. Second Amendment Delayed Draw C Loan	4,586	—

Investments	September 30, 2026	December 31, 2025
Equinox Buyer, LLC Revolving Credit Loan	733	733
Eskola LLC Delayed Draw Term B Loan	—	4,081
ESP Associates, Inc. Delayed Term Loan	328	—
ESP Associates, Inc. Revolving Loan	1,194	—
ETE Intermediate II LLC Revolving Loan	157	236
Eval Home Health Solutions Intermediate, L.L.C. Revolving Loan	80	80
EVDR Purchaser, Inc. Delayed Draw Term Loan	2,617	1,373
EVDR Purchaser, Inc. Revolving Credit Loan	576	659
Everbridge Holdings, LLC Delayed Draw Term Loan	5,042	844
Everbridge Holdings, LLC Revolving Loan	3,754	556
Everest Clinical Research Corporation Revolving Loan	2,466	—
Evolution BuyerCo, Inc. Delayed Draw Term Loan	13,734	—
Evolution BuyerCo, Inc. Revolver	3,081	—
Excel Fitness Consolidator LLC Revolving Credit Loan	441	199
Excel Fitness Holdings, Inc. Delayed Term Loan	—	1,888
Express Wash Concepts, LLC Delayed Draw Term Loan	871	—
Express Wash Concepts, LLC_Revolver	203	—
Eyesouth Eye Care Holdco LLC Revolving Credit Loan (First Lien)	155	—
FH MC Buyer, Inc. Delayed Draw Term Loan	4,135	—
FH MC Buyer, Inc. Revolving Loan	1,654	—
First Legal Buyer, Inc. Delayed Draw Term Loan	356	1,361
First Legal Buyer, Inc. First Amendment Delayed Draw Term Loan	2,016	—
First Legal Buyer, Inc. Revolving Loan	745	861
FirstCall Mechanical Group, LLC Amendment No. 2 Delayed Draw Term Loan	22,719	—
Five Star Buyer, Inc. Revolving Loan	119	119
Force Electrical Buyerco, LLC Delayed Draw Term Loan	4,163	5,182
Force Electrical Buyerco, LLC Revolving Credit Loan	838	838
Foundation Risk Partners, Corp. Revolver	259	—
Frontline Road Safety Operations, LLC Revolving Credit Loan	1,440	—
Fullsteam Operations LLC Delayed Draw Term Loan	2,854	1,138
Fullsteam Operations LLC Revolving Loan	1,162	379
G-3 Musketeers Acquisition, Inc. Delayed Draw Term Loan	3,824	—
G-3 Musketeers Acquisition, Inc. Revolving Credit Loan	1,147	—
G-A-I Consultants, Inc. First Amendment Delayed Draw Term Loan	3,257	3,947
G-A-I Consultants, Inc. Revolving Loan	592	493
Galloway & Company, LLC 2026 Delayed Draw Term Loan	5,985	—
Galway Borrower LLC Revolving Loan	601	—
Gateway NAM Acquisition, LLC Delayed Draw Term Loan	8,369	—
Gateway NAM Acquisition, LLC Revolving Loan	1,209	—
Gator Plastic Intermediate Holdings, LLC Revolving Loan	439	737
GC Waves Holdings, Inc. 2023 Replacing Revolving Loan	276	—
GC Waves Holdings, Inc. 2025 Delayed Draw Term Loan	1,079	896
Gen4 Dental Partners OPCO, LLC Closing Date Delayed Draw Term Loan	—	1,524
Gen4 Dental Partners OPCO, LLC Revolving Loan	—	381
GMF Parent, Inc.Delayed Draw Term Loan A 12/25	1,445	1,445
GMF Parent, Inc.Delayed Draw Term Loan B 12/25	—	1,300
GMF Parent, Inc.Revolver 12/25	607	795
Greenlight Intermediate II, Inc. Fourth Amendment Delayed Draw Term Loan	10,930	—
Greenwood Operating Group, LLC Revolving Loan	936	4,214
GS Acquisitionco, Inc. Eighth Suplemental Delayed Draw Term Loan	645	645
GS Acquisitionco, Inc. Revolving Loan	1	754
GS Acquisitionco, Inc. Seventh Suplemental Delayed Draw Term Loan	—	989
Guava Buyer LLC Initial Delayed Draw Term Loan	963	963
Guava Buyer LLC RC Facility Loan	1,261	1,124
Guidepoint Security Holdings, LLC Delayed Draw Term Loan	59	78
Gulf Winds International Acquisition, LLC Term Loan	—	8

Investments	September 30, 2026	December 31, 2025
Halo Buyer, Inc. Revolving Loan	1,235	1,143
Harris & Co. LLC Delayed Draw Term B Loan	—	1
Harris & Co. LLC Delayed Draw Term C Loan	—	13,711
Harris & Co. LLC Delayed Draw Term D Loan	7,020	—
Harris & Co. LLC Revolving Loan	1,162	930
HBWM Intermediate II, LLC 2026 Incremental Delayed Draw Term Loan	1,018	—
HBWM Intermediate II, LLC Revolving Loan	430	—
Heads Up Technologies, Inc. Revolving Loan	1,182	1,182
HEC Purchaser Corp. Revolving Loan	781	781
HEF Safety Ultimate Holdings, LLC Delayed Draw Term Loan	—	83
Helios Service Partners, LLC Delayed Draw Term Loan 2022	—	—
Heritage Foodservice Investment, LLC First Amendment Delayed Draw Term Loan	—	4,423
Heritage Foodservice Investment, LLC Revolving Credit Loan	603	502
HHS Buyer, Inc. First Incremental Amendment Delayed Draw Term Loan	—	774
HHS Buyer, Inc. Revolving Loan	2,595	2,595
High Street Buyer, Inc. 2025 Delayed Draw Term Loan	3,795	4,607
Hills Distribution, Inc. Amendment No.2 Delayed Draw Term Loan	—	567
HLSG Intermediate, LLC Delayed Draw Term Loan	167	—
HLSG Intermediate, LLC Revolving Credit Loan	945	—
Houseworks Holdings, LLC Fourth Amendment Delayed Draw Term Loan	—	2,554
HP RSS Buyer, Inc. Second Amendment Delayed Draw Term Loan	—	118
Ideal Components Acquisition, LLC Delayed Draw Term Loan	1,776	1,776
Ideal Components Acquisition, LLC Revolving Credit Loan	1,302	1,283
IEQ Capital, LLC 2024 Incremental Delayed Draw Term Loan	—	784
IEQ Capital, LLC 2026 Incremental Delayed Draw Term Loan	4,044	—
IG Investments Holdings, LLC 2024 Refinancing Revolving Loan	1,114	—
IH Elevate Buyer, Inc. Delayed Draw Term Loan	5,912	—
IH Elevate Buyer, Inc. Revolving Loan	1,971	—
Imagine 360 LLC Revolving Commitment	541	—
Impact Advisors, LLC Delayed Draw Term Loan	322	—
Impact Advisors, LLC Revolving Credit Loan	52	—
Improving Holdco, Inc. Revolving Loan (Improving Enterprises)	329	329
Informa PLC Delayed Draw Term Loan A-1	165	—
Informa PLC Delayed Draw Term Loan A-2	186	—
Informa PLC Delayed Draw Term Loan B	527	—
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Delayed Draw Term Loan	2,987	—
Innovative Discovery, LLC (f/k/a Innovative Discovery Acquisition, LLC) Third Amendment Revolving Loan	896	—
Inszone Mid, LLC A&R Revolving Credit Facility	192	—
Inszone Mid, LLC Amendment No. 2 Delayed Draw Term Loan	308	820
Inszone Mid, LLC Amendment No. 3 Delayed Draw Term Loan	7,669	—
Integrated Power Services Holdings, Inc. Initial Revolving Loan (First Lien)	1,467	—
Integrated Power Services Holdings, Inc. Tenth Amendment Incremental Delayed Draw Term Loan (First Lien)	2,440	—
Inventus Power, Inc. Revolving Loan	—	356
Iris Buyer LLC Revolving Loan	423	—
ITS Buyer Inc. Revolving Loan	—	949
IVX Health Holdings, Inc. Revolving Loan	1,541	—
Ivy Technology Parent Intermediate III Holdings, LLC Revolving Loan	250	667
JHCC Holdings LLC 2024-B Incremental Delayed Draw Term Loan	—	250
JS Global, LLC Initial Revolving Loan	—	1,000
KabaFusion Parent LLC Revolving Credit Loan	—	1,425
Kelso Industries LLC 2026 Incremental Delayed Draw Term Loan	3,701	—
Kite Midco II LTD Term Loan B2	1,323	2,646
Kite Midco II LTD Term Loan B2	1,323	—

Investments	September 30, 2026	December 31, 2025
KL Charlie Acquisition Company Eight Amendment Delayed Draw Term Loan	77	—
KL Charlie Acquisition Company Seventh Amendment Delayed Draw Term Loan	141	141
Lakewood Acquisition Corporation Revolving Loan	1,805	2,777
LeadVenture, Inc. Delayed Draw Term Loan	1,226	1,598
LeadVenture, Inc. Revolving Loan	915	954
Liberty Purchaser, LLC Revolving Loan	562	—
Liberty Purchaser, LLC Revolving Loan (Magna Legal Services)	—	562
Liberty Purchaser, LLC Third Amendment Delayed Draw Term Loan	2,781	—
Lido Advisors, LLC Eighth Amendment Incremental Delayed Draw Term Loan	—	469
Lido Advisors, LLC Revolving Loan	42	101
Lido Advisors, LLC Tenth Amendment Delayed Draw Term Loan	497	—
Life Science Intermediate Holdings, LLC Delayed Draw Dollar Term Loan F	—	3,579
Life Science Intermediate Holdings, LLC Revolving Dollar Loan (2025)	—	459
Lighthouse Technologies Holding Corp. Revolving Loan	1,293	1,293
Lightspeed Borrower, LLC Revolving Loan	781	—
Lindstrom, LLC Initial Revolving Credit Loan	2,428	1,538
Livewire Acquisition, Inc. Amendment No. 1 Revolving Loan	7,534	—
LJ Avalon Holdings, LLC Amendment No. 3 Delayed Draw Term Loan	—	6,629
LJ Avalon Holdings, LLC Amendment No. 4 Delayed Draw Term Loan	157	—
LJ Avalon Holdings, LLC Revolving Credit	1,607	1,607
Loving Tan Intermediate II Inc. Revolving Loan	60	264
Loving Tan Intermediate II Inc. Revolving Loan	280	—
M&D MidCo, Inc. Third Amendment Delayed Draw Term Loan	260	260
Machine Sciences Corporation Revolving Loan	774	—
Mantech Revolving Credit Facility	945	—
MB2 Dental Solutions, LLC Revolving Commitment	242	245
MB2 Dental Solutions, LLC Tranche 1 Delayed Draw Term Loan	—	717
MB2 Dental Solutions, LLC Tranche 3 Delayed Draw Term Loan	752	—
MD2 Administration, Inc. Fifth Amendment Additional Delayed Draw Term Loan	6,838	—
MechanAir LLC Delayed Draw Term Loan	5,053	5,053
MechanAir LLC Revolving Loan	639	639
Med Learning Group, LLC Delayed Draw Term Loan	1,259	1,259
Medical Device Inc. Revolving Loan	399	399
Medical Device Inc. Third Amendment Incremental Revolving Loan	441	1,256
Medina Health, LLC Delayed Draw Term Loan	277	—
Medina Health, LLC Revolving Loan	393	393
Medrina, LLC Revolving Facility	532	532
Medrina, LLC Second Amendment Incremental Delayed Draw Term Loan	2,542	4,547
MEI Buyer LLC 2025 Delayed Draw Term Loan	1,410	—
MEI Buyer LLC Revolving Loan	1,003	—
MGT Impact Holdings, LLC 2025-1 Delayed Draw Term Loan	2,824	3,498
MGT Impact Holdings, LLC Revolving Credit Loan	—	86
Minds Buyer, LLC Revolving Credit	625	625
MKD Electric, LLC Revolving Loan	775	221
MoboTrex, LLC Amendment No. 4 Delayed Draw Term Loan	3,469	3,469
MoboTrex, LLC Revolving Loan	715	1,030
Model N, Inc. Revolving Credit	622	—
Monarch Collective Holdings, LLC Delayed Draw Term Loan	1,828	—
Monarch Collective Holdings, LLC Revolving Credit	313	—
Moonlight Parent, Inc. Delayed Draw Term Loan	2,636	2,636
Moonlight Parent, Inc. Revolving Loan	1,582	1,582
Mountain Parent, Inc. Delayed Draw Term Loan	—	1,166
Mountain Parent, Inc. Revolving Credit Facility	—	622
mPulse Mobile, Inc. Initial Delayed Draw Term Loan	1,385	1,385
mPulse Mobile, Inc. Initial Revolving Loan	2,077	2,077
MSS Zenith Buyer, LLC Initial Revolving Loan	2,768	—

Investments	September 30, 2026	December 31, 2025
Nala US Bidco, Inc. Delayed Draw Term Loan	1,787	—
Nala US Bidco, Inc. Revolver	2,145	—
Ne Ortho Management Services, LLC 2025 Incremental Delayed Draw Term Loan	7,371	—
Ne Ortho Management Services, LLC Revolving Loan	544	—
NMI Acquisitionco, Inc. Revolving Loan	83	332
NORA Acquisition, LLC Revolving Credit	214	214
North Haven USHC Acquisition, Inc. Fourth Amendment Delayed Draw Term Loan	1	—
North Haven USHC Acquisition, Inc. Revolving Credit Loan	57	—
NP Concord Buyer, Inc. Delayed Draw Term Loan	2,759	—
NP Concord Buyer, Inc. Initial Revolving Credit Loan	1,655	—
NS and Associates LLC Revolving Loan (2025)	906	445
NWP Acquisition Holdings, LLC 2026 Delayed Draw Term Loan	335	—
NWP Acquisition Holdings, LLC Revolving Loan	200	—
NXT Capital CLO 2026-2, Ltd.	4,741	—
NXT Capital SLF VIII (UL) Rated Note Feeder, LLC Class D Notes	9,753	—
NXT Capital SLF VIII (UL) Rated Note Feeder, LLC Class E Notes	8,128	—
NXT Capital SLF VIII (UL) Rated Note Feeder, LLC Subordinated Notes	211	—
Oakbridge Insurance Agency LLC Delayed Draw Term C Loan	—	109
Oakbridge Insurance Agency LLC Delayed Draw Term D Loan	93	—
Octagon Funding 2026-1 Ltd. Warehouse	1,730	—
Opensity Solutions LLC Revolver	2,248	—
Optimizely North America Inc. (USD) Revolving Credit	1,232	1,232
OSR Opco LLC Revolving Loan	418	2,125
Owl Cyber Defense Solutions, LLC Revolving Loan	340	605
Pacific Purchaser, LLC Revolving Loan	176	176
Packaging Coordinators Midco, Inc. 2025 General Delayed Draw Term Loan	2,193	2,193
Packaging Coordinators Midco, Inc. 2025 Initial Dollar Delayed Draw Term Loan	1,921	1,921
Packaging Coordinators Midco, Inc. 2025 Revolving Loan	1,749	1,841
Packaging Coordinators Midco, Inc. 2025 Specified Delayed Draw Term Loan	2,032	2,140
Packaging Coordinators Midco, Inc. Specified Interest Delayed Draw Term Loan (Tranche Out)	—	207
PAG Holding Corp. Revolving Loan	—	932
PAI Middle Tier, LLC Revolving Credit Loan	1,531	1,458
Par Excellence Holdings, Inc. Revolving Loan	47	71
Pareto Health Intermediate Holdings Inc. Amendment No. 1 Delayed Draw Term Loan	—	3,133
Pave America Holding, LLC Delayed Draw Term Loan	1,624	2,289
Pave America Holding, LLC Revolving Credit Loan	1,218	1,705
Pavement Preservation Acquisition, LLC Revolving Credit Loan	2,669	—
PC Pest Buyer, LLC Revolving Loan	1,181	—
PCS Midco, Inc. Delayed Draw Term Loan	—	9
PCS Midco, Inc. Revolving Credit Loan	19	19
PCS Midco, Inc. Third Amendment Delayed Draw Term Loan	485	—
PDI TA Holdings, Inc. Revolving Credit	—	149
Pediatric Home Respiratory Services, LLC Delayed Term Loan	2,415	2,415
Pediatric Home Respiratory Services, LLC Revolving Credit	1,342	1,342
Penncomp, LLC Delayed Draw Term Loan B	3,789	7,007
Penncomp, LLC Revolving Loan	519	519
PestCo, LLC Delayed Draw Term Loan	—	2,235
PestCo, LLC Revolving Loan	936	1,208
Petra Borrower, LLC Revolving Loan	460	500
Petrus Buyer, Inc. Revolving Credit Loan	1,059	—
PGI Parent LLC Revolving Credit Loan	609	960
PharmaLogic Holdings Corp. Delayed Draw Term Loan	259	2,073
Phoenix 1 Buyer Corporation Revolving Credit	360	—
Pico Quantitative Trading LLC Revolving Loan	1,202	—
Play Holdings, Inc. Revolving Loan	896	1,075

Investments	September 30, 2026	December 31, 2025
PMA Parent Holdings, LLC Revolving Credit Loan	547	547
Point Quest Group, Inc. Delayed Draw Term Loan	1,227	1,413
Point Quest Group, Inc. Revolving Credit Loan	452	848
Portage Point Partners, LLC Revolving Credit Loan	1,484	—
Power Services Purchaser, LLC Delayed Draw Term Loan	2,008	—
Power Services Purchaser, LLC Revolving Credit Loan	1,205	—
PPV Intermediate Holdings, LLC Revolving Loan	525	—
PPW Aero Buyer, Inc. 2024 Delayed Draw Term Loan	—	135
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	3	—
Premier Tires & Service Acquisition, LLC Incremental Delayed Draw Term Loan	3	—
Premier Tires & Service Acquisition, LLC Incremental Revolving Loan	336	214
Premise Health Holding Corp. Amendment No. 1 Delayed Draw Term Loan	79	199
Premise Health Holding Corp. Revolving Credit Loan	263	—
Prestige Employee Administrators, LLC Delayed Draw Term Loan	3,266	3,266
Prestige Employee Administrators, LLC Revolving Loan	319	319
PRGX Global, Inc. Delayed Draw Term Loan	1,612	1,612
Principal Lighting Group, LLC Revolving Loan	1,643	1,643
Project Tahoe Acquisition Corporation Revolving Loan	1,349	—
Puma Buyer, LLC Revolving Credit Loan	2,873	2,873
Quick Quack Car Wash Holdings, LLC 2025 Incremental Delayed Draw Term Loan	869	8,533
RailPros Parent, LLC Delayed Draw Term Loan	573	818
RailPros Parent, LLC Revolving Loan	409	409
RBFD Buyer, LLC Initial Delayed Draw Term Loan	213	659
RBFD Buyer, LLC Revolving Credit	284	284
RCP Nats Purchaser Amendment No. 2 Incremental Term Loan	7,356	—
Rcp Nats Purchaser, LLC Delayed Draw Term Loan	824	2,061
Rcp Nats Purchaser, LLC Revolving Loan	1,443	1,443
Recipe Acquisition Corp. Delayed Draw Loan	1,809	2,043
Recipe Acquisition Corp. Revolving Credit	874	417
Red Fox CD Acquisition Corporation Amendment No. 2 Incremental Delayed Draw Term Loan	263	2,709
Redwood Services Group, LLC Sixth Amendment Incremental Delayed Draw Term Loan	—	1,651
Redwood Services Group, LLC Tenth Amendment Delayed Draw Term Loan	4,702	—
Renaissance Buyer, LLC Revolving Credit Loan	726	—
REP TEC Intermediate Holdings, Inc Revolving Loan	2,588	—
REP TEC Intermediate Holdings, Inc. Revolver	—	2,588
ResiXperts Holdco, LLC Delayed Draw Term Loan	152	4,221
ResiXperts Holdco, LLC Revolving Loan	134	624
RoC Holdco LLC Revolving Credit Loan	732	732
Rocket Youth Brands Holdco LLC 2nd Delayed Draw Term Loan	4,169	—
Rocket Youth Brands Holdco LLC 3rd Delayed Draw Term Loan	4,169	—
Rocket Youth Brands HoldCo LLC Delayed Draw Term Loan	1,244	2,145
Rocket Youth Brands HoldCo LLC Revolving Credit Loan	322	322
RPM Purchaser, Inc. Delayed Draw Term Loan B	—	527
RRA Corporate, LLC Delayed Draw Term Loan 2	—	21
RRA Corporate, LLC Revolving Loan	—	24
Rural Sourcing Holdings, Inc. Delayed Draw Term Loan Amendment No. 1	—	352
Rural Sourcing Holdings, Inc. Revolving Loan	114	114
Saab Purchaser, Inc. First Amendment Delayed Draw Term Loan	713	5,348
Saab Purchaser, Inc. Revolving Loan	713	—
SAAB Purchaser, Inc._Revolver	—	713
Sabel Systems Technology Solutions, LLC Revolving Loan	212	212
Safari Borrower, LLC Delayed Draw Term Loan	2,913	—
Safari Borrower, LLC Revolving Loan	486	—
Sagebrush Buyer, LLC Revolving Credit	776	776
Sako and Partners Lower Holdings LLC Initial Delayed Draw Term Loan	6,166	—

Investments	September 30, 2026	December 31, 2025
Sako and Partners Lower Holdings LLC Revolving Credit Loan	2,672	—
Salisbury House, LLC Delayed Draw Term Loan	887	1,232
Salisbury House, LLC Revolving Loan	673	698
Salt Dental Collective, LLC Columbia Acquisition Revolving Credit	130	33
Salute Mission Critical, LLC 2025 Incremental Delayed Draw Term Loan	1,011	—
Salute Mission Critical, LLC Term Loan	10,510	—
Salute, 2025 Incremental Delayed Draw Term Loan Commitment	—	5,056
Saturn Borrower Inc Tenth Amendment Delayed Draw Term Loan	—	2,160
Saturn Borrower Inc Tenth Amendment Revolving Loan	661	726
SCP WQS Buyer, LLC Delayed Draw Term Loan	8,715	—
SCP WQS Buyer, LLC Revolving Credit Loan	1,812	—
SDG Mgmt Company, LLC Sixth Amendment Delayed Draw Term Loan	297	—
SDG Mgmt Company, LLC Third Amendment Delayed Draw Term Loan A	—	368
Seahawk Buyer, LLC Delayed Draw Term Loan	5,147	—
Seahawk Buyer, LLC Revolving Credit	1,005	—
Security Buyer, LLC Delayed Draw Term Loan	76	—
Security Buyer, LLC Revolving Loan	127	—
Sigma Defense Systems LLC Delayed Draw Term A Loan	507	507
Sigma Defense Systems LLC Revolving Loan	75	75
Signature Investor LLC Term Loan B	345	345
SkyMark Refuelers, LLC Delayed Draw Term Loan A	—	1,048
SkyMark Refuelers, LLC Delayed Draw Term Loan B	5,850	4,802
SkyMark Refuelers, LLC Revolving Credit Loan	2,065	2,401
Skyrodema Bidco, LLC Delayed Draw Term Loan	2,156	—
Socket Holdings Corporation 2026 Incremental Delayed Draw Term Loan	3,681	—
Socket Holdings Corporation Delayed Draw Term Loan	—	1,053
Socket Holdings Corporation Initial Revolving Loan	373	373
Solairus Holdings, LLC 2025 Delayed Draw Term Loan	494	494
Solairus Holdings, LLC Revolver	—	124
Solairus Holdings, LLC Revolving Credit Loan	124	—
Soleil Collective Intermediate II Inc. Second Amendment Delayed Draw Term Loan	279	279
Soteria Flexibles Corp Revolving Credit	4,052	—
Southern Orthodontic Partners Management, LLC Eighth Amendment Delayed Draw Term Loan	1,111	—
Southern Orthodontic Partners Management, LLC Eighth Amendment Revolving Loan	296	—
Spaceship Purchaser, Inc. Delayed Draw Term Loan	738	—
Spaceship Purchaser, Inc. Revolving Loan	615	—
Spark Buyer, LLC Delayed Draw Term Loan	—	2,500
Spark Buyer, LLC Revolving Credit Loan	513	825
Spark Purchaser, Inc. Revolving Credit	1,646	809
Specialty Manufacturing Holdings, LLC Delayed Draw Term Loan	1,754	—
Specialty Manufacturing Holdings, LLC Revolving Loan	1,329	—
Spectrum Safety Solutions Purchaser, LLC Revolving Credit Loan	1,157	—
Springline Advisory Intermediate, LLC Delayed Draw Term Loan	—	13,819
Springline Advisory Intermediate, LLC Revolver	—	2,128
Springline Advisory Intermediate, LLC Second Amendment Revolving Credit	2,128	—
SRP Eagle Buyer Inc Delayed Draw Term Loan	6,452	6,452
SRP Eagle Buyer Inc Revolving Loan	2,581	2,581
Stonebridge Companies, LLC Delayed Draw Term Loan	1,881	1,881
Stonebridge Companies, LLC Revolving Credit Loan	1,254	1,254
Straine Dental Management, LLC Delayed Draw Term Loan	2,569	—
SuperHero Fire Protection, LLC Revolving Loan	172	344
Superjet Buyer, LLC Delayed Draw Term Loan	—	4,037
SureWerx Purchaser III, Inc. Delayed Draw Term Loan	115	229
Surgical Center Solutions, LLC Delayed Draw Term Loan	661	1,001
Surgical Center Solutions, LLC Revolving Loan	501	471

Investments	September 30, 2026	December 31, 2025
SV Newco 2, Inc. 2025 Incremental Delayed Draw Term Loan	5,378	6,327
SV Newco 2, Inc. Revolving Credit Loan	487	627
Syndigo LLC Revolving Loan	1,791	2,133
Systems Planning and Analysis, Inc. Fifth Amendment Delayed Draw Term Loan	1,107	295
Systems Planning and Analysis, Inc. Revolving Loan	3,548	1,599
Talent Worldwide Inc. Revolving Loan	236	—
Tau Buyer, LLC Delayed Draw Term Loan	—	518
Tau Buyer, LLC Revolving Credit	796	480
TCP Hawker Intermediate LLC Delayed Draw Term Loan	80	80
TCP Hawker Intermediate LLC Ninth Amendment Delayed Draw Term Loan 11/24	76	76
Tender Products, Inc. Revolving Loan	—	1,579
Thames Technology Holdings, Inc. Revolving Loan	158	315
The Rawlings Company Incremental Revolver	26	—
The Rawlings Company Revolver	219	—
The Vertex Companies, Inc. Revolving Loan	1,384	1,661
TMSC OpCo, LLC Revolving Loan	394	—
TMSC OpCo, LLC Revolving Loan	—	919
ToxStrategies, LLC Delayed Draw Term Loan	437	437
ToxStrategies, LLC Revolving Loan	611	611
Transgo, LLC Revolving Loan	1,291	605
Trench Plate Rental Co. Revolving Loan	66	232
Tricor, LLC Amendment No. 6 Delayed Draw Term Loan	1,701	5,560
Tricor, LLC Revolving Loan	1,000	1,000
Trintech Inc. Delayed Draw Term Loan	2,113	—
Trintech Inc. Revolving Credit Loan	1,585	—
Truck-Lite Co., LLC 2025 Replacement Revolving Loan	1,068	622
Truck-Lite Co., LLC Delayed Draw Term Loan A	—	93
Truck-Lite Co., LLC Delayed Draw Term Loan B	1,620	1,077
Truck-Lite Co., LLC Delayed Draw Term Loan C	1,332	886
True Talent Advisory Borrower LLC Delayed Draw Term Loan	2,781	—
True Talent Advisory Borrower LLC Revolving Loan	1,599	—
TVG Shelby Buyer, Inc. Amendment No. 6 Incremental Delayed Draw Term Loan	1,555	1,555
TVG Shelby Buyer, Inc. Revolving Credit Loan	250	250
TWH Bidco, LLC Delayed Draw Term A Loan	3,361	—
U.S. Urology Partners, LLC 2025 Incremental Delayed Draw Term Loan	5,811	18,746
U.S. Urology Partners, LLC Delayed Draw Term Loan 5/26	7,254	—
Unified Women's Healthcare, LP Delayed Draw Term Loan	5,769	—
Upland Software, Inc. Revolving Loan	1,020	2,000
Upstack Holdco Inc. Delayed Draw Term Loan	2,536	1,981
UpStack Holdco Inc. Delayed Draw Term Loan	904	—
Upstack Holdco Inc. Revolving Credit Loan	1,993	938
USIC Holdings, Inc. Revolving Loan	304	713
USIC Holdings, Inc. Specified Delayed Draw Term Loan	95	265
Vacation Rental Brands, LLC 2nd Amendment Delayed Term Loan	1,539	5,772
Vacation Rental Brands, LLC Amendment No. 4 Delayed Draw Term Loan	3,556	—
Vacation Rental Brands, LLC Delayed Draw Term Loan	—	330
Vacation Rental Brands, LLC Revolving Loan	1,022	1,022
Valkyrie Buyer, LLC Delayed Draw Term Loan D	—	1,493
Valkyrie Buyer, LLC Delayed Draw Term Loan F	731	4,560
Valkyrie Buyer, LLC Revolving Credit Loan	1,377	1,230
Valkyrie Buyer, LLC Revolving Credit Loan	412	—
Valkyrie Midco, LLC Delayed Draw Term Loan	5,099	—
Vatica Health, Inc. Revolving Loan	1,788	1,788
Vehlo Purchaser, LLC Amendment No. 4 Revolving Credit Loan	1,130	—
Vehlo Purchaser, LLC Revolver	—	1,130
Vensure Employer Services, Inc. Amendment No. 2 Delayed Draw Term Loan	2,166	—

Investments	September 30, 2026	December 31, 2025
Vensure Employer Services, Inc. Initial Delayed Draw Term Loan	—	196
Vertex Service Partners, LLC First Amendment Incremental Delayed Draw Term Loan	3,549	3,549
Vertex Service Partners, LLC Revolving Facility	37	327
Vital Purchaser, LLC Revolving Loan	492	492
Vortex Companies, LLC Amendment No. 9 Incremental Delayed Draw Term Loan	5,352	—
Vortex Companies, LLC Delayed Term Loan	—	668
Vortex Companies, LLC Revolving Loan	527	419
VPP Intermediate Holdings, LLC Delayed Draw Term Loan	2,631	—
VPP Intermediate Holdings, LLC Revolving Loan	1,234	—
VRC Companies, LLC Revolving Loan	97	—
VTC Buyer Corp. Advance	1,031	1,927
VTC Buyer Corp. Future Expansion Delayed Draw Term Loan	1,378	1,378
Vybond Buyer, LLC Delayed Draw Term Loan	2,374	2,374
Vybond Buyer, LLC Revolving Credit Loan	1,781	1,781
W.A. Kendall and Company, LLC Revolving Loan	—	209
W.A. Kendall and Company, LLC Revolving Loan	98	—
W.A. Kendall and Company, LLC Seventh Amendment Delayed Draw Term Loan	2,792	2,792
Wasteology Group Transportation, LLC Delayed Draw Term Loan	3,352	3,352
Wasteology Group Transportation, LLC Revolving Credit Loan	1,037	1,037
Wealth Enhancement Group, LLC August 2025 Delayed Draw Term Loan	637	803
Wealth Enhancement Group, LLC December 2024 Delayed Draw Term Loan	—	4,018
Wealth Enhancement Group, LLC Initial Revolving Loan	597	226
Western Smokehouse Partners, LLC Delayed Draw Term Loan C	—	3,064
Western Smokehouse Partners, LLC Delayed Term Loan	348	464
Western Smokehouse Partners, LLC Revolving Loan	283	283
Wharf Street Ratings Acquisition LLC Delayed Draw Term Loan	2,172	1,632
Wharf Street Ratings Acquisition LLC Revolving Loan	2,240	—
Wharf Street Ratings Acquisition LLC_Revolver	—	1,684
World Insurance Associates, LLC Revolving Credit	588	—
Worldwide Insurance Network, LLC 2025 Incremental Delayed Draw Term Loan	156	1,900
Worldwide Insurance Network, LLC 2026 Incremental Delayed Draw Term Loan	11,538	—
WSRP Advisory LLC First Amendment Delayed Draw Term Loan	—	5,800
Zep Holdco Inc. Revolving Credit Loan (aka TL Atlas Merger)	2,874	1,610
Total unfunded commitments	$924,818	$641,519

Recent Developments

On October 1, 2026, the Company sold 2,123,951 Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $54.8 million.

On October 15, 2026, the Company, through its wholly-owned subsidiary, SPV Facility III, entered into the Fifth Amendment to its Wells Fargo Loan and Security Agreement (the “Wells Fargo Fifth Amendment”). The Wells Fargo Fifth Amendment, among other changes, (i) increased the aggregate commitments by the lenders under the Wells Fargo SPV III Credit Facility to $1.0 billion, with an accordion feature providing SPV Facility III the right to request increases in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to an aggregate maximum of $1.5 billion, (ii) extended the scheduled reinvestment period end date (after which no borrowings may be drawn under the Wells Fargo SPV III Credit Facility) and the scheduled maturity date under the Wells Fargo SPV III Credit Facility to October 15, 2029, and October 15, 2031, respectively, unless the Wells Fargo Loan and Security Agreement is sooner terminated in accordance with its terms, and (iii) decreased the applicable margin on borrowings under the Wells Fargo SPV III Credit Facility to 1.95%. The Wells Fargo Fifth Amendment also modified the non-use fee provisions under the Wells Fargo SPV III Credit Facility.

On November 2, 2026, the Company offered to purchase up to 6,115,816 Shares at a purchase price equal to the NAV per Share as of December 31, 2026 (the “November 2026 Repurchase Offer”), upon the terms and subject to the conditions set forth in the offer to purchase for the November 2026 Repurchase Offer. The November 2026 Repurchase Offer is set to expire on December 2, 2026.

The Company received approximately $34.7 million of subscriptions effective November 2, 2026 in connection with its monthly closing for the Private Offering.

On November 11, 2026, the Board declared a distribution on the Shares equal to an aggregate amount up to (i) the Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended December 31, 2026 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q4 2026 Distribution”). The Q4 2026 Distribution is payable on January 29, 2027 to shareholders of record as of the close of business on December 31, 2026. The final amount of the Q4 2026 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q4 2026 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

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

As of September 30, 2026, on a fair value basis, approximately 0.4% of our debt investments bear interest at a fixed rate and approximately 99.6% of our debt investments bear interest at a floating rate. As of September 30, 2026, 94.5% of our floating rate debt investments are subject to interest rate floors. Our credit facilities along with our debt issued in our collateralized loan obligations are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates. The Unsecured Notes have been swapped from a fixed rate to a floating rate through interest rate swaps. See our consolidated schedule of investments as of September 30, 2026 and Note 4 to our consolidated financial statements for the quarter ended September 30, 2026 for more information on our debt obligations and the interest rate swaps.

Assuming that the consolidated statement of assets and liabilities as of September 30, 2026 were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table (amounts in thousands) shows the impact of hypothetical base rate changes in interest rates based on the results for the three months ended September 30, 2026. The net investment income figures below do not include the impact of any income-based fee.

Change in Interest Rates	Increase (Decrease) in Interest Income	Decrease (Increase) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(2,031)	$424	$(1,607)
Down 150 basis points	(1,523)	318	(1,205)
Down 100 basis points	(1,015)	212	(803)
Down 50 basis points	(508)	106	(402)
Up 50 basis points	508	(106)	402
Up 100 basis points	1,015	(212)	803
Up 150 basis points	1,523	(318)	1,205
Up 200 basis points	2,031	(424)	1,607

This analysis is indicative of the potential impact on our net investment income as of September 30, 2026, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings.

Our credit facilities and collateralized loan obligations, and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings or fixed rate borrowings hedged to result in floating rate exposure, all else being equal, will increase our sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our financing arrangements after September 30, 2026, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. Based on our assessment of the interest rate risk, as of September 30, 2026, we had no hedging transactions in place on our investment assets as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes during the three months ended September 30, 2026 to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2025 (filed with the SEC on March 27, 2026) which could materially affect our business, financial condition or operating results.

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

Except as previously reported by us on our current reports on Form 8-K, we did not sell any equity securities during the three months ended September 30, 2026 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of Shares effectuated under Company tender offers during the three months ended September 30, 2026:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Total Number of Shares Repurchased (1)	Aggregate Dollar Amount of Shares Repurchased (in thousands) (2)	Maximum number of Shares that may yet be Purchased under the Repurchase Plan
August 3, 2026	August 28, 2026	$25.81	10,000	$258	—

(1) All repurchase requests were satisfied in full. Total number of Shares repurchased takes into account an existing Company feeder fund’s normal course utilization of subscription proceeds to offset repurchase amounts in its own liquidity program prior to submitting any repurchase request in the Company’s share repurchase program.
(2) Amounts shown net of any early repurchase deduction, as applicable.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Q4 2026 Distribution

On November 11, 2026, the Board declared a distribution on the Shares equal to an aggregate amount up to (i) the Company’s taxable earnings, including net investment income (if positive) and capital gains, for the three months ended December 31, 2026 and (ii) such other amounts as may be required to allow the Company to qualify for taxation as a RIC under the Code and eliminate any income and excise tax imposed on the Company (the “Q4 2026 Distribution”). The Q4 2026 Distribution is payable on January 29, 2027 to shareholders of record as of the close of business on December 31, 2026. The final amount of the Q4 2026 Distribution will be determined by the Company’s management at a later date, in accordance with the Board’s authorization. The Q4 2026 Distribution will be paid in cash or reinvested in additional Shares for shareholders participating in the Company’s DRIP.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Certificate of Formation of the Company.(1)
3.2	Limited Liability Company Agreement of the Company.(1)
10.1

Credit Agreement, dated as of September 14, 2026, by and among SPV Facility VII, as borrower, the Company, as collateral manager, each of the lenders party thereto from time to time, UMB Bank, National Association, as collateral agent, collateral administrator and collateral custodian, and Goldman Sachs Bank USA, as administrative agent, syndication agent and calculation agent(2)^

10.2

Non-Recourse Carveout Guaranty Agreement, dated as of September 14, 2026, by and among the Company and SPV
Holdco VII in favor of UMB Bank, National Association, as collateral agent and Goldman Sachs Bank USA, as lender, administrative agent and calculation agent(2)^

10.3

Amendment No. 5 to Loan and Security Agreement, dated as of October 15, 2026, by and among the Company, as collateral manager and as equityholder, StepStone SPV Facility III LLC, as borrower, Wells Fargo Bank, National
Association, as administrative agent and lender, and each of the other lenders party thereto(3)^

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
(2)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624), filed on September 17, 2026 and incorporated herein by reference.
(3)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01624), filed on October 16, 2026 and incorporated herein by reference.

* Filed herewith.

**Furnished herewith

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

StepStone Private Credit Fund LLC

Date: November 13, 2026	By:	/s/ Darren Friedman
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Joseph Cambareri
Chief Financial Officer
(Principal Financial and Accounting Officer)